Form 10-Q
period 2005-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2005-08-09
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____ to ____

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 5, 2005:

Class	Number of Shares
Common Stock: $.01 Par Value	64,361,703

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	June 30,	December 31,
	2005	2004
Current Assets	(unaudited)
Cash and cash equivalents	$22,089	$30,839
Restricted cash	-	327
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $911 in 2005 and $810 in 2004)	20,321	16,553
Inventories	12,031	8,115
Notes receivable	330	621
Other current assets	4,449	2,237
Total Current Assets	59,220	58,692

Property And Equipment, net	10,672	7,864

Notes Receivable, net	249	263

Goodwill, net	96,350	68,194

Other Assets, net	15,599	5,175
	$182,090	$140,188

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$6,958	$2,044
Accounts payable	13,508	9,318
Other accrued expenses	17,341	20,811
Dividends payable	1,459	-
Net liabilities of discontinued operations	5,573	5,495
Total Current Liabilities	44,839	37,668

Long-Term Debt and Notes Payable	3,525	2,288

Other Long-Term Liabilities	6,069	5,075
Total Liabilities	54,433	45,031
Commitments And Contingencies
Minority Interest	53,504	54,313

Redeemable Preferred Stock - Series D	11,003	-

Preferred Stock, Common Stock and Other Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2005 and 2004 of $10 par value; special voting, no shares issued or outstanding in 2005 and 2004, Class B voting, no shares issued or
outstanding in 2005 and 2004	-	-
Common shares: Authorized 125,000 shares in 2005 and 2004, of $.01 par value; 63,425 shares issued and 63,325 shares outstanding in 2005
and 56,541 shares issued and 56,441 shares outstanding in 2004	634	565
Common and preferred additional paid-in capital	491,880	471,271
Accumulated deficit	(431,088)	(431,222)
Common stock warrants	4,209	2,882
Treasury stock (carried at cost, 100 shares in 2005 and 2004)	(1,777)	(1,777)
Accumulated other comprehensive income	11	402
Notes received for shares issued	(719)	(1,277)
Total Preferred Stock, Common Stock and Other Stockholders’ Equity	63,150	40,844

	$182,090	$140,188
See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	For The Three-Months		For The Six-Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Product revenue	$25,562	$22,459	$43,695	$45,497
Service revenue	3,833	3,878	7,638	7,342
Total revenue	29,395	26,337	51,333	52,839

Cost of products sold	15,640	17,320	27,824	34,058
Cost of services sold	1,956	1,850	3,511	3,475

Gross profit	11,799	7,167	19,998	15,306

Selling, general and administrative expense	12,170	8,373	21,076	16,805
Research and development	1,284	1,140	2,584	2,065
Depreciation and amortization	1,028	667	1,454	980
Interest and other income	(872)	(83)	(1,183)	(581)
Interest expense reduction	(595)	(139)	(2,755)	(449)

Loss from continuing operations before taxes,
minority interest and gain (loss) attributable to capital
transactions of subsidiary	(1,216)	(2,791)	(1,178)	(3,514)

Provision for income taxes	(55)	(27)	(42)	(119)

Loss from continuing operations before minority interest and
gain (loss) attributable to capital transactions of subsidiary	(1,271)	(2,818)	(1,220)	(3,633)

Minority interest	186	424	465	690

Net gain (loss) on capital transactions of subsidiary	32	196	411	(1,767)

Loss/gain attributable to changes in minority interest as a result of capital transactions of subsidiary	(422)	(259)	482	1,891

(Loss) income from continuing operations	(1,475)	(2,457)	138	(2,819)

Loss from discontinued operations	-	(525)	-	(790)

Change in estimate on loss on disposal of discontinued operations
and operating losses during the phase out period	-	13	(4)	2,115

Net (loss) income	(1,475)	(2,969)	134	(1,494)
Preferred stock dividends	(1,500)	-	(1,500)	-
Accretion of beneficial conversion feature of Redeemable Preferred Stock - Series D	(474)	-	(474)	-

Net loss available to common stockholders	$(3,449)	$(2,969)	$(1,840)	$(1,494)

Loss per common share - basic
Loss from continuing operations	$(0.06)	$(0.05)	$(0.03)	$(0.06)
(Loss) income from discontinued operations	-	(0.01)	-	0.03
Net loss per common share - basic	$(0.06)	$(0.06)	$(0.03)	$(0.03)

Loss per common share - diluted
Loss from continuing operations	$(0.06)	$(0.05)	$(0.04)	$(0.06)
(Loss) income from discontinued operations	-	(0.01)	-	0.03
Net loss per common share - diluted	$(0.06)	$(0.06)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic	62,435	50,855	59,668	49,398

Weighted average number of common shares outstanding - diluted	62,736	50,855	59,819	49,398

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
For The Six-Months Ended June 30, 2005
(In Thousands)
(Unaudited)

									Accumulated
					Additional		Common		Other	Notes	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock	Treasury	Comprehensive	Received For	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Warrants	Stock	Income (Loss)	Shares Issued	Equity

Balance - December 31, 2004	-	$-	56,541	$565	$471,271	$(431,222)	$2,882	$(1,777)	$402	$(1,277)	$40,844
Net income	-	-	-	-	-	134	-	-	-	-	134
Comprehensive income (loss) -
Foreign currency translation	-	-	-	-	-	-	-	-	(391)	-	(391)
Total comprehensive income (loss)	-	-	-	-	-	134	-	-	(391)	-	(257)
Adjustment to allowance for uncollectible
portion of notes receivable	-	-	-	-	-	-	-	-	-	558	558
Stock option repricing	-	-	-	-	(207)	-	-	-	-	-	(207)
Issuance of common shares and warrants	-	-	1,928	19	6,312	-	(456)	-	-	-	5,875
Preferred stock dividend	-	-	-	-	(1,500)	-	-	-	-	-	(1,500)
Issuance of common shares and warrants
for services	-	-	-	-	26	-	-	-	-	-	26
Fees paid to Satelite investors	-	-	-	-	(60)	-	-	-	-	-	(60)
Issuance of warrants to Satelite investors	-	-	-	-	-	-	1,782	-	-	-	1,782
Beneficial conversion features of debt and
preferred stock issued to Satelite investors	-	-	-	-	675	-	-	-	-	-	675
Accretion of beneficial conversion feature	-	-	-	-	(474)	-	-	-	-	-	(474)
Issuance of common shares to Instantel
escrow account	-	-	808	8	(8)	-	-	-	-	-	-
Issuance of common shares and warrants
for eXI Corporation acquisition	-	-	3,463	35	12,352	-	1	-	-	-	12,388
Issuance of common shares to Digital Angel
Corporation	-	-	685	7	3,493	-	-	-	-	-	3,500

Balance - June 30, 2005	-	$-	63,425	$634	$491,880	$(431,088)	$4,209	$(1,777)	$11	$(719)	$63,150

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six-Months
	Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$134	$(1,494)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Loss (income) loss from discontinued operations	4	(1,325)
Non-cash compensation and administrative expenses	(36)	(367)
Depreciation and amortization	1,950	1,368
Non-cash interest expense/reduction	(3,066)	(774)
Impairment of notes receivable	33	328
Net (gain) loss on capital transactions of subsidary	(411)	1,767
Gain attributable to changes in minority interest as a result
of capital transactions of subsidiary	(482)	(1,891)
Minority interest	(465)	(690)
Loss on sale of equipment	45	77
Change in assets and liabilities:
Decrease (increase) in restricted cash	327	(115)
Decrease in accounts receivable	1,721	869
Increase in inventories	(445)	(1,164)
Increase in other current assets	(1,546)	(429)
Decrease in accounts payable, accrued expenses
and other long-term liabilities	(4,502)	(4,000)
Net cash provided by (used in) discontinued operations	77	(1,511)
Net Cash Used In Operating Activities	(6,662)	(9,351)

Cash Flows From Investing Activities
Decrease in notes receivable	830	672
Decrease in other assets	154	657
Proceeds from sale of property and equipment	-	8
Payments for property and equipment	(902)	(759)
Payments for costs of business acquisitions, net of cash acquired	(22,093)	(493)
Net cash provided by discontinued operations	-	589
Net Cash (Used In) Provided By Investing Activities	(22,011)	674

Cash Flows From Financing Activities
Net amounts (paid) borrowed on notes payable	(2,078)	80
Payments on long-term debt	(40)	(502)
Proceeds from issuance of convertible notes and preferred stock	17,440	367
Preferred stock dividends	(41)	-
Other financing costs	-	(75)
Issuance of common shares	6,042	5,693
Stock issuance costs	(167)	(296)
Proceeds from subsidiary issuance of common stock, net of repurchases	(1,179)	3,694
Net Cash Provided By Financing Activities	19,977	8,961

Net (Decrease) Increase In Cash And Cash Equivalents	(8,696)	284
Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(54)	3
Cash And Cash Equivalents - Beginning Of Period	30,839	10,161

Cash And Cash Equivalents - End Of Period	$22,089	$10,448

See the accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation

We develop innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure.

The accompanying unaudited Condensed Consolidated Financial Statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”, “Registrant”, “us”, “we”, or “our”) as of June 30, 2005, and December 31, 2004 (the December 31, 2004, financial information included in this report has been extracted from our audited financial statements included in our 2004 Annual Report on Form 10-K), and for the three and six-months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited Condensed Consolidated Financial Statements have been made. Certain items in the 2004 periods have been reclassified for comparative purposes. See Note 10.

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

During the second quarter of 2004, we made a decision to sell the business assets of Medical Systems as more fully discussed in Note 9. As a result, its operations are included as part of our discontinued operations for all periods presented.

The unaudited Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

During the three-months ended June 30, 2005 and 2004, we reported a loss from continuing operations of approximately $1.5 million and $2.5 million, respectively, and income (loss) from continuing operations of approximately $0.1 million and $(2.8) million, respectively, for the six-months ended June 30, 2005 and 2004. Included for the loss for the three-months ended June 30, 2005 and 2004 was $0.8 million and $0.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel Corporation (“Digital Angel”), our majority-owned subsidiary as more fully discussed in Note 2, common stock that we own, are exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income, and for the three-months ended June 30, 2005 and 2004, $0.4 million and $0.1 million, respectively, of loss attributable to capital transactions of subsidiary. Excluding these items, we incurred a loss from continuing operations of approximately $2.4 million and approximately $2.7 million for the three-months ended June 30, 2005 and 2004, respectively.

Included in the results for the six-months ended June 30, 2005 and 2004 was $3.2 million and $0.9 million, respectively, of interest reduction as a result of the revaluation of the common stock warrants, which are settleable into shares of the Digital Angel common stock that we own. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that had been previously reserved, and for the six-months ended June 30, 2005 and 2004 $0.9 million and $0.1 million, respectively, of gain attributable to capital transactions of subsidiary. Excluding these items, we incurred a loss from continuing operations of approximately $5.0 million and approximately $3.8 million for the six-months ended June 30, 2005 and 2004, respectively.

Historically, we have suffered losses and have not generated positive cash flows from operations. As of June 30, 2005, we had an accumulated deficit of approximately $431.1 million. Our operating activities used cash of $6.7 million and $9.4 million during the six-months ended June 30, 2005 and 2004, respectively. Digital Angel has suffered losses and has not generated positive cash flows from operations. Digital Angel incurred losses during the three and six-months ended June 30, 2005 and 2004, which are presented in Note 6. In addition, its operating activities used cash of $1.4 million and $3.0 million during the six-months ended June 30, 2005 and 2004, respectively.

On February 28, 2005, Digital Angel acquired DSD Holding A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S (“DSD”), and as result, DSD became a wholly-owned subsidiary of Digital Angel. DSD produces visual and RFID tags as well as tamper-proof seals for packing and shipping applications. The acquisition is more fully described in Note 7.

On March 31, 2005, we acquired VeriChip Inc., formerly eXI Wireless, Inc., and on June 9, 2005 we contributed VeriChip Inc. to VeriChip Corporation under the terms of an Exchange Agreement as more fully discussed in Note 7. In addition, on June 10, 2005 VeriChip Inc. acquired Instantel Inc. (“Instantel”). VeriChip Inc. and Instantel offer patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies. The acquisitions are more fully described in Note 7.

Revenue Recognition for Acquired Subsidiaries

The business operations of VeriChip Inc. and Instantel are discussed in Note 7. The revenue recognition policy for VeriChip Inc. and Instantel is as follows:

Hardware and software revenues are recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is post contract support, the entire fee is recognized ratably over the post contract support period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.  Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Revenue Recognition for Digital Angel

Digital Angel, except for its subsidiary OuterLink, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel offers a warranty on its products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is Digital Angel’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

OuterLink earns revenue from messaging services, which generally provide for service on a month-to month basis and from the sale of related products to customers (communication terminals and software). OuterLink’s messaging service is only available through use of its products, such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which customarily is 30 months.

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

As of June 30, 2005, we had five stock-based employee compensation plans and our subsidiaries collectively had eight stock-based employee compensation plans. As permitted under FAS No. 148,

Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, we have elected to continue to follow the intrinsic value method in accounting for our stock-based compensation arrangements as defined by APB 25 and FIN 44.

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

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under our arrangements as well as to the arrangement of our subsidiaries:

	Three-Months Ended June 30,	Three-Months Ended June 30,	Six-Months Ended June 30,	Six-Months Ended June 30,
	2005	2004	2005	2004
		(in thousands, except per share amounts)
Net loss available to common stockholders, as reported	$(3,449)	$(2,969)	$(1,840)	$(1,494)
Add back (deduct): Total stock-based employee compensation expense determined under APB 25 for all awards, net of related tax effects (1)	183	26	(128)	(358)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (2)	(1,529)	(2,125)	(3,043)	(3,576)

Pro forma net loss available to common stockholders - basic	$(4,794)	$(5,068)	$(5,011)	$(5,428)

Interest and dividends on convertible notes payable	(534)	—	(534)	—

Pro forma net loss available to common stockholders - diluted	$(5,328)	$(5,068)	$(5,545)	$(5,428)

Loss per share:
Basic—as reported	$(0.06)	$(0.06)	$(0.03)	$(0.03)
Diluted—as reported	$(0.06)	$(0.06)	$(0.04)	$(0.03)
Basic—pro forma	$(0.08)	$(0.10)	$(0.08)	$(0.11)
Diluted—pro forma	$(0.08)	$(0.10)	$(0.09)	$(0.11)

(1)
For the three-months ended June 30, 2005 and 2004, amounts include $0.1 million and $21,000 of compensation expense, respectively, associated with subsidiary options. For the six-months ended June 30, 2005 and 2004, amounts include $0.1 million and $21,000 of compensation expense associated with subsidiary options.

(2)
For the three-months ended June 30, 2005 and 2004, amounts include $0.9 million and $1.5 million of compensation expense, respectively, associated with subsidiary options. For the six-months ended June 30, 2005 and 2004, amounts include $1.7 million and $2.6 million of compensation expense, respectively, associated with subsidiary options.

The weighted-average per share fair value of options granted during the three-months ended June 30, 2005 and 2004, under our plans was $2.32 and $1.75, respectively. The weighted-average per share fair value of options granted during the six-months ended June 30, 2005 and 2004, under our plans was $2.32 and $1.79, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three-Months Ended June 30, 2005	Three-Months Ended June 30, 2004	Six-Months Ended June 30, 2005	Six-Months Ended June 30, 2004
Estimated option life	8 years	8 years	8 years	8 years
Risk free interest rate	4.43%	4.04%	4.43%	4.02%
Expected volatility	50.00%	69.00%	50.00%	69.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

2.  Principles of Consolidation

The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 55.4% owned subsidiary, Digital Angel (AMEX:DOC), and our 52.5% owned subsidiary, InfoTech USA, Inc. (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our majority-owned subsidiary InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.’s results of operations have been reflected in the consolidated financial statements on a calendar year basis.

3.  Inventory

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$4,782	$3,115
Work in process	1,245	1,309
Finished goods	8,409	5,634
	14,436	10,058
Allowance for excess and obsolescence	(2,405)	(1,943)
	$12,031	$8,115

4.  Financing Agreements

Financing Agreement with Institutional Investors

In connection with the acquisition of Instantel, we entered into a financing agreement with certain institutional investors, whereby we issued our Series D Convertible Preferred Stock (the “Preferred Stock”), our Series E Warrants (the “Warrants”) and our Senior Unsecured Convertible Notes (the “Notes”). Pursuant to a Securities Purchase Agreement, Certificate of Designations of the Series D Convertible Preferred Stock, and the Warrants, we issued 7,860 shares and 4,640 shares, respectively, of our Series D Convertible Preferred Stock, par value $10.00 per share, to Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, and Warrants to acquire 739,516 and 436,559 shares of our common stock, respectively, to Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC. In addition, VeriChip Corporation issued the VeriChip Warrants, which are exercisable by Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC into 94,320 and 55,680 shares of VeriChip Corporation’s common stock, respectively. The total consideration for the Preferred Stock, the Warrants and the VeriChip Warrants was $12.5 million in cash. The Securities Purchase Agreement contains certain covenants, including limitations on Permitted Debt and Permitted Liens, as defined in the Securities Purchase Agreement.

Preferred Stock

The Preferred Stock is convertible into 2,010,230 shares and 1,186,701 shares of our common stock by Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, respectively, at a conversion price of $3.91 per share, subject to anti-dilution provisions. Dividends accrue at 6% annually, subject to the holder’s right to receive a minimum of two years worth of dividends if the Preferred Stock is redeemed or converted before the two-year anniversary of the issue date, and are paid quarterly. The dividends are payable in cash or, subject to our satisfying certain conditions, in shares of our common stock, at our option. On of July 21, 2005, Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC converted 2,200 and 1,300 shares of the Preferred Stock, respectively, into 562,660 and 332,481 shares of our common stock, respectively. In addition, we issued 78,073 and 46,134 shares of our common stock to Strategic Finance Partners, Ltd. and Strategic Finance Associates, LLC, respectively, in payment of dividends, which were due upon conversion, based upon a conversion rate of $3.29 per share. We paid the quarterly dividends due on July 1, 2005 of $41,096 in cash.

The Preferred Stock is subject to certain mandatory redemption provisions, and accordingly, it is reflected on the unaudited Condensed Consolidated Balance Sheets as temporary equity. If certain fundamental changes occur in respect of the Preferred Stock, the holders may require us to redeem the Preferred Stock at a price per share equal to the greater of (i) 120% of the stated value ($1,000 per share) of the Preferred Stock then outstanding plus accrued dividends, and (ii) the product of the number of conversion shares issuable upon conversion of the Preferred Stock being redeemed, without regard to any limitation on conversion, times the then in effect market price for our common stock. Fundamental changes consist of (i) the failure of any material representation or warranty of ours as set forth in the Securities Purchase Agreement, the Certificate of Designations or the other transaction documents to be true and correct in all material respects as of the issue date as if made on such date; (ii) our failure at any time to comply with or perform in all material respects all of the material agreements, obligations and conditions set forth in the Securities Purchase Agreement, the Certificate of Designations or the other transaction documents that are required to be complied with or performed by us (after giving effect to any grace periods specified therein); (iii) a change of control (as defined) occurs; or (iv) a liquidation event (as defined) occurs or is publicly announced by or with respect to us.

Warrants

The Warrants are exercisable at any time until they expire on June 10, 2010 at an exercise price of $4.09 per share, subject to anti-dilution provisions. The VeriChip Warrants are exercisable at an exercise price of $8.00 per share, subject to anti-dilution provisions, from June 10, 2005 to the one year anniversary of the date on which VeriChip Corporation completes an initial public offering of its common stock or, if VeriChip Corporation does not commence an initial public offering by June 10, 2007, on June 10, 2007. The warrants were valued using the Black-Scholes valuation model.

We registered the shares issuable upon the conversion of the Preferred Stock and the exercise of the Warrants on a registration statement declared effective by the Securities and Exchange Commission on July 15, 2005.

Notes

We borrowed an aggregate of $5,000,000 from the two Satellite institutional investors under the Notes due December 10, 2005. We are entitled to extend the maturity of the Notes for an additional three months if the market price of our common stock on any of the ten trading days ending on and including the original maturity is less than the floor price of $3.25 per share. The Notes are payable in cash or, under certain conditions, are exchangeable for shares of our Series D Convertible Preferred Stock at our option provided certain conditions (i.e. an event of default has not occurred, the Initial Registration Statement as defined in the Registration Rights Agreement is effective as required, our common stock is authorized for quotation on the Nasdaq SmallCap Market or the Nasdaq National Market or listed on the New York Stock Exchange and we have adequately reserved the number of shares of our common stock as required in the Securities Purchase Agreement) are met. Currently, we meet all of those conditions. We believe that it is likely that we will meet those conditions upon maturity of the Notes, and we intend to exchange the Notes for shares of our Preferred Stock. While, we currently have sufficient funds to repay the Notes in cash, such cash repayment would materially and adversely affect our cash flow. In that event, we would be required, although there can be no assurance that we would be successful, to borrow funds, if available, or issue equity or debt or rely on our other sources of liquidity to raise funds to meet our needs.

The Notes were issued at an aggregate price of $5,000,000, which is equal to 93.45% of the face amount (i.e., $5,350,455), or a 14% per annum discount rate. Principal accrues on a daily basis from the issue date through the earlier of the date on which the Notes are paid in full or are exchanged for shares of our Preferred Stock. Under the terms of a registration rights agreement, we will be obligated to register any Preferred Stock issued in connection with the Notes.

Proceeds

We used the net proceeds from the financing discussed above of approximately $17.3 million, together with approximately $4.7 million of internal cash, to fund the acquisition of Instantel.

The proceeds from the financing were allocated on a relative fair value basis as follows:

(in thousands)
Relative Fair Value of Preferred Stock	$11,003
Relative Fair Value of Series E Warrant	1,780
Relative Fair Value of VeriChip Warrant	1
Relative Fair Value of Note	4,716
Subtotal	17,500
Less costs and expenses	(140)
Net proceeds	$17,360

We recorded a beneficial conversion feature (“BCF”) attributable to the Preferred Stock of $0.5 million. The BCF is intrinsically calculated by subtracting the relative fair value of the Preferred Stock from the fair value of the if converted shares, based on the market value of our common stock on June

10, 2005 of $3.59 per share. The BCF was recorded as a reduction in the value assigned to the Preferred Stock and an increase in additional paid-in capital. Since the Preferred Stock was convertible into our common stock immediately upon issuance, the full accretion of the BCF was recorded through equity on June 10, 2005, increasing the loss available to common stockholders and loss per share. In addition, since the holders of the Preferred Stock have the right to receive a minimum of an aggregate of two years worth of dividends if the Preferred Stock is redeemed or converted at anytime before the two-year anniversary of the issue date, we have recorded a liability of $1.5 million for dividends as of June 30, 2005. The dividends have also increased the loss available to common stockholders and loss per share.

We recorded a BCF in connection with the Notes of approximately $0.2 million. The BCF attributable to the Notes was recorded as a reduction in the value assigned to the Notes (original issue discount) and an increase in additional paid-in-capital. The total original issue discount was $0.8 million and will be accreted over the life of the Notes (six months) as additional interest expense. We recorded interest expense of $0.1 million and $0.1 million during the three and six-months ended June 30, 2005, respectively, in connection with the Notes.

Extension and Exercise of Warrants

On October 21, 2004, we entered into a Securities Purchase Agreement (the “Agreement”) with Satellite Strategic Finance Associates, LLC whereby, among other things, we sold to them 2.5 million shares of our common stock in a private placement. The Agreement provided Satellite Strategic Finance Associates, LLC with a Series C Warrant, which was exercisable into 1.5 million shares of our common stock at an exercise price of $4.33 per share, and a Series D Warrant, which is exercisable into 666,667 shares of our common stock at an exercise price of $5.05 per share. The Series C Warrant was set to expire in April 2005. On March 31, 2005, we agreed to amend the exercise price of the Series C Warrant from $4.33 per share to an exercise price equal to one cent above the closing price of our common stock on March 31, 2005, or $3.47 per share. Satellite Strategic Finance Associates, LLC exercised the Warrant on March 31, 2005. The Series D Warrant still remains outstanding and is exercisable through October 21, 2010. The proceeds from the exercise of the Series C Warrant were approximately $5.2 million.

Credit Facilities

DSD is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1.9 million at June 30, 2005). At June 30, 2005, the annual interest rate on the facility was 4.5%, and the borrowing availability under the facility was approximately $0.7 million.

VeriChip Inc. is party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to $1.2 million (no amount was outstanding as of June 30, 2005). The annual interest rate on the facility is the Bank of Canada prime plus 1%.

5.  (Loss) Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic (loss) earnings per share -
Net (loss) income from continuing operations	$(1,475)	$(2,457)	$138	$(2,819)
Preferred stock dividends	(1,500)	—	(1,500)	—
Accretion of beneficial conversion feature	(474)	—	(474)	—
Loss from continuing operations available to common stockholders	(3,449)	(2,457)	(1,836)	(2,819)
Net (loss) income from discontinued operations	—	(512)	(4)	1,325
Net loss available to common stockholders	$(3,449)	$(2,969)	$(1,840)	$(1,494)

Numerator for diluted (loss) earnings per share -
Net (loss) income from continuing operations	$(1,475)	$(2,457)	$138	$(2,819)
Preferred stock dividends	(1,500)	—	(1,500)	—
Accretion of beneficial conversion feature	(474)	—	(474)	—
Loss from continuing operations available to common stockholders	(3,449)	(2,457)	(1,836)	(2,819)
Add back: Interest on Convertible Note	108		108
Preferred stock dividends associated with Convertible Note	(642)		(642)
Loss from continuing operations available to common stockholders	(3,983)	(2,457)	(2,370)	(2,819)
Net (loss) income from discontinued operations	—	(512)	(4)	1,325
Net loss available to common stockholders	$(3,983)	$(2,969)	$(2,374)	$(1,494)

Denominator:
Denominator for basic (loss) earnings per share -
Basic weighted-average shares	62,435	50,855	59,668	49,398
Denominator for diluted (loss) earnings per share - (1)
Basic weighted-average shares	62,435	50,855	59,668	49,398
Convertible Note	301	—	151	—
Diluted weighted-average shares	62,736	50,855	59,819	49,398

Basic (loss) earnings per share:
Continuing operations	$(0.06)	$(0.05)	$(0.03)	$(0.06)
Discontinued operations	—	(0.01)	—	0.03
Total - Basic	$(0.06)	$(0.06)	$(0.03)	$(0.03)
Diluted (loss) earnings per share:
Continuing operations	$(0.06)	$(0.05)	$(0.04)	$(0.06)
Discontinued operations	—	(0.01)	—	0.03
Total - Diluted	$(0.06)	$(0.06)	$(0.04)	$(0.03)

(1)	The weighted-average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Preferred stock	703	—	353	—
Stock options	814	22	1,161	32
Warrants	128	137	411	280
	1,645	159	1,925	312

6. Segment Information

We operate in three business segments: Advanced Technology, Digital Angel and InfoTech USA, Inc, referred to as InfoTech.

Advanced Technology

Our Advanced Technology segment specializes in developing innovative identification and security products including:

•	secure voice, data and video telecommunications networks;

•	implantable microchips called VeriChip™ and RFID scanners;

•	patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies and vibration monitors;

•	proprietary call center software; and

•	customer relationship management software and services.

The operations of VeriChip Inc. and Instantel are included in the Advanced Technology segment.

Digital Angel

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

•
GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBE™ brand, which serve commercial and military markets;

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

“Corporate/Eliminations”

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

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

Following is the selected segment data as of and for the three-months ended June 30, 2005:

	Segments
	Advanced Technology	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
		(in thousands)
Net revenue from external customers:
Product	$7,569	$14,178	$3,815	$—	$25,492
Service	2,810	613	410	—	3,833

Inter-segment revenue - product	—	69	—	(69)	—
Total revenue	$10,379	$14,860	$4,225	$(69)	$29,395

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiary (1)	$123	$(586)	$26	$(779)	$(1,216)

Total assets	$78,606	$99,183	$5,834	$(1,533)	$182,090

(1) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary includes a reversal of approximately $0.8 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $2.5 million in the three-months ended June 30, 2005.

Following is the selected segment data as of and for the three-months ended June 30, 2004:

	Segments
	Advanced Technology	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated

		(in thousands)
Net revenue from external customers:
Product	$9,043	$9,394	$4,022	$—	$22,459
Service	2,355	668	855	—	3,878
Intersegment revenue - product	—	8	—	(8)	—
Total revenue	$11,398	$10,070	$4,877	$(8)	$26,337

(Loss) income from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary (1)(2)	$(177)	$(1,242)	$(28)	$(1,344)	$(2,791)

Total assets	$37,120	$77,369	$10,114	$(3,901)	$120,702

(1) Amount for Digital Angel excludes $0.2 million of realized loss and $0.2 million of unrealized gains on shares of our common stock issued to Digital Angel on March 1, 2004 under a share exchange agreement. These losses have been reflected in the separate financial statements of Digital Angel included in its Form 10-Q for the quarter ended June 30, 2005.

(2) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary includes a reversal of approximately $0.3 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Excluding this item, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $3.1 million in the three-months ended June 30, 2004.

Following is the selected segment data as of and for the six-months ended June 30, 2005:

	Segments
	Advanced Technology	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
		(in thousands)
Net revenue from external customers:
Product	$10,201	$26,488	$7,006	$—	$43,695
Service	5,377	1,319	942	—	7,638
Inter-segment revenue - product	—	456	—	(456)	—
Total revenue	$15,578	$28,263	$7,948	$(456)	$51,333

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiary (1)	$(629)	$(1,004)	$(36)	$491	$(1,178)

Total assets	$78,606	$99,183	$5,834	$(1,533)	$182,090

(1) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary includes a reversal of approximately $3.2 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that we had previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $5.4 million in the six-months ended June 30, 2005.

Following is the selected segment data as of and for the six-months ended June 30, 2004:

	Segments
	Advanced Technology	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
		(in thousands)
Net revenue from external customers:
Product	$18,006	$19,856	$7,635	$—	$45,497
Service	4,652	927	1,763	—	7,342
Intersegment revenue - product	—	58	—	(58)	—
Total revenue	$22,658	$20,841	$9,398	$(58)	$52,839

Income (loss) from continuing operations before income taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary (1)(2)	$556	$(1,991)	$(19)	$(2,060)	$(3,514)

Total assets	$37,120	$77,369	$10,114	$(3,901)	$120,702

(1) Amount for Digital Angel excludes $1.0 million of realized and $1.7 million of unrealized losses on shares of our common stock issued to Digital Angel on March 1, 2004 under a share exchange agreement. These losses have been reflected in the separate financial statements of Digital Angel included in its Form 10-Q for the quarter ended June 30, 2005.

(2) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary includes a reversal of approximately $0.9 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Excluding this item, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $4.4 million in the three-months ended June 30, 2004.

The following is a breakdown of our revenue by segment and type of product and service:

	Three-Months Ended June 30, (in thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$1,937	$1,396	$3,333	$8,910	$1,377	$10,287
Call center and customer relationship management software	2,693	1,331	4,024	95	978	1,073
Implantable microchips and RFID scanners	16	—	16	38	—	38
Automated RFID identification and location technologies	2,923	83	3,006	—	—	—
Total	$7,569	$2,810	$10,379	$9,043	$2,355	$11,398

	Three-Months Ended June 30, (in thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

Digital Angel Corporation
Visual ear tags and electronic implantable microchips and RFID scanners	$8,036	$300	$8,336	$5,779	$334	$6,113
GPS and radio communications products	6,211	313	6,524	3,624	333	3,957
Total	$14,247	$613	$14,860	$9,403	$667	$10,070

	Three-Months Ended June 30, (in thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$3,815	$—	$3,815	$4,022	$—	$4,022
Computer services	—	410	410	—	855	855
Total	$3,815	$410	$4,225	$4,022	$855	$4,877

	Six-Months Ended June 30, (in thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$4,267	$3,033	$7,300	$17,597	$2,745	$20,342
Call center and customer relationship management software	2,981	2,260	5,241	252	1,907	2,159
Implantable microchips and RFID scanners	31	—	31	157	—	157
Automated RFID identification and location technologies	2,922	84	3,006	—	—	—
Total	$10,201	$5,377	$15,578	$18,006	$4,652	$22,658

	Six-Months Ended June 30, (in thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

Digital Angel Corporation
Visual ear tags and electronic implantable microchips and RFID scanners	$15,917	$716	$16,633	$12,788	$397	$13,185
GPS and radio communications products	11,027	603	11,630	7,126	530	7,656
Total	$26,944	$1,319	$28,263	$19,914	$927	$20,841

	Six-Months Ended June 30, (in thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$7,006	$—	$7,006	$7,635	$—	$7,635
Computer services	—	942	942	—	1,763	1,763
Total	$7,006	$942	$7,948	$7,635	$1,763	$9,398

7.  Acquisitions

Share Exchange Agreements

Pursuant to the terms of a Share Exchange Agreement dated February 25, 2005, we sold to Digital Angel 684,543 shares of our common stock. Under the terms of the Share Exchange Agreement, we agreed to make a strategic investment in Digital Angel whereby we acquired an additional 644,140 shares of Digital Angel’s common stock in the exchange. We agreed to the terms of the share exchange because we desire to maintain a controlling interest in Digital Angel. Per the terms of the agreement, the value of the common stock exchanged between us and Digital Angel was $3.5 million, which represented the initial partial payment due under the DSD acquisition agreement as discussed in the “Acquisitions” section below. The number of shares of Digital Angel’s and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of Digital Angel’s and our common stock, respectively, for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 for Digital Angel’s common stock and $5.113 for our common stock. Digital Angel used our common stock that it received under the Share Exchange Agreement as partial consideration for the acquisition of DSD, as DSD’s selling shareholders’ desired to receive their consideration in shares of our common stock as opposed to Digital Angel’s common stock.

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

Acquisitions

The following describes the acquisitions made during the six-months ended June 30, 2005 and 2004 (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description

DSD Holding A/S	2/28/05	$3,896	$4,743	$(847)	Manufactures and markets visual and electronic RFID tags for livestock.

VeriChip Inc., formerly eXI Wireless, Inc.	3/31/05	$13,018	$10,599	$2,419	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

Instantel, Inc.	6/10/05	$25,000	$22,808	$2,192	Manufacturer of high-quality remote monitoring products including patient wandering and infant protection systems and vibration monitors.

OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD. Under the terms of the acquisition, Digital Angel purchased all of the outstanding capital stock of DSD in consideration for a purchase price of seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period and less 30% of the total compensation paid to Lasse Nordfjeld, Chief Executive Officer of DSD, pursuant to an employment agreement. An initial payment of $3.5 million was made at closing through the delivery of 684,543 shares of our common stock valued at $3.5 million, which Digital Angel acquired from us in the share exchange discussed above. The initial payment of $3.5 million was negotiated between Digital Angel and the selling shareholders of DSD. The initial payment of $3.5 million was the minimum payment due and no amount will be returned if DSD fails to achieve a certain EBITDA level over the next three years. On June 7, 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations. The excess of purchase price over the fair value of the assets and liabilities of DSD has been recorded as goodwill. The acquisition of DSD has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Any increase in total consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

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

 VeriChip Inc.

Effective March 31, 2005, we acquired VeriChip Inc. through a Plan of Arrangement (the “Arrangement”) under which we paid CAD$1.60 for each outstanding share of VeriChip Inc. (a total of 10,265,178 VeriChip Inc. common shares were outstanding on March 31, 2005) payable in our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VeriChip Inc.’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock to VeriChip Inc.’s shareholders. In addition, all existing VeriChip Inc. options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock. Included in the purchase price was approximately $0.6 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition.

The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VeriChip Inc. was recorded as goodwill of approximately $4.0 million. The intangible assets totaling approximately $6.6 million are comprised of patents, trademarks, customer relationships and distribution network. These intangibles are being amortized over periods ranging from 4 to 12.3 years. The trademark has an indefinite life. Amortization recorded in the three and six-months ended June 30, 2005 was $0.2 million and $0.2 million, respectively.

Vancouver, British Columbia-based VeriChip Inc. has developed patient wandering, infant protection and asset tracking / location systems uniquely combining automated identification and real-time location technologies. VeriChip Inc.’s proprietary security products: HALO™, RoamAlert™, Assetrac™ and Houndware™ are sold to hospitals, nursing homes and commercial customers, respectively.

We contributed VeriChip Inc. to VeriChip Corporation, our subsidiary, under the terms of an Exchange Agreement between us and VeriChip Corporation dated June 9, 2005, in consideration for 5.0 million shares of VeriChip Corporation’s common stock and for other good and valuable consideration.

Instantel, Inc.

On June 10, 2005, we issued a press release announcing that VeriChip Inc. entered into a Share Purchase Agreement (the “Agreement”) dated June 10, 2005, by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VeriChip Inc. and solely for the purposes of Section 1.4 of the Agreement, us and VeriChip Corporation to acquire 100% of the common stock of Instantel. Under the terms of the Agreement, Instantel became a wholly-owned subsidiary of VeriChip Inc.

The purchase price for Instantel Inc. was approximately $22.5 million paid in cash and up to an additional $3.0 million to be paid in the future in some combination of cash, VeriChip Corporation common stock and our common stock, depending on whether VeriChip Corporation completes an initial public offering of its common stock. Included in the unaudited Condensed Consolidated Balance Sheet at June 30, 2005 is a long-term liability of $2.5 million, which represents the minimum payment that may be due in cash under the terms of the Agreement. Included in the purchase price was approximately $0.5 million in acquisition costs consisting primarily of legal and accounting related services that were direct costs of the acquisition. Under the terms of a registration rights agreement, we have certain future requirements to register shares of our common stock that we may issue in connection with the acquisition.

Ottawa, Ontario-based Instantel manufactures high-quality remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base. Instantel Inc.’s Xmark® division specializes in smart tag technology for protecting people and assets in healthcare environments. Its Hugs® product line is a popular RFID system for preventing the abduction of newborn infants in hospitals, while the WatchMate® system is used in long-term care facilities to protect wander-prone residents.

The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the estimated fair value of the assets and liabilities of Instantel was recorded as goodwill of $18.0 million. In addition, we have recorded intangible assets of $4.8 million. The acquisition has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Should we issue consideration in excess of the $2.5 million currently reflected on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2005, it will be recorded as additional goodwill.

The synergy of VeriChip Corporation, VeriChip Inc. and Instantel create a dynamic new combination:  what we believe to be the only company to offer both implanted and external RFID leading-edge identification and security solutions for people, their assets, and their environments. By bringing together VeriChip Inc.’s and Instantel's products, distribution channels, and personnel with VeriChip Corporation’s FDA-cleared, human implantable RFID microchip technology, we believe that the combined company can serve the healthcare, security, industrial, and government markets with the latest in RFID solutions.

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

The cost of the acquisition consisted of 100,000 shares of Digital Angel’s Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A preferred stock became convertible into four million shares of Digital Angel’s common stock when the volume weighted average price of Digital Angel’s common stock equaled or exceeded $4.00 per share for ten consecutive trading days. As of June 30, 2005, 99,976 preferred shares had been converted into 3.9 million shares of Digital Angel’s common stock, the majority of which were converted as of December 31, 2004. The valuation of the preferred stock was primarily based on historical trading history and stock prices of Digital Angel’s common stock and a marketability discount of 30%. Digital Angel engaged an independent third party to value the 100,000 shares of its preferred stock issued in connection with the acquisition. The independent party’s report indicated that a discount to the common share market price was appropriate, based on consideration of various empirical studies designed to quantify marketability discounts. The marketability discount was assessed to reflect the inability to convert the preferred stock at issuance, the inability to transfer the preferred shares until a historically high trading price was obtained, and the lack of a trading market for the preferred shares. The acquisition costs consisted of legal and accounting related services that were direct costs of acquiring OuterLink.

The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of OuterLink was recorded as goodwill of $3.8 million. The intangible assets totaling $4.7 million are comprised of customer relationships, trademarks and core technology. The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years. The trademark has an indefinite life. Amortization recorded in the three-months ended June 30, 2005 and 2004 was $0.2 million and $0.4 million, respectively. Amortization recorded in the six-months ended June 30, 2005 and 2004 was $0.4 million and $0.4 million, respectively.

In considering the benefits of the OuterLink acquisition, management recognized the strategic complement of OuterLink’s technologies and customer base with Digital Angel’s existing animal applications and military GPS business lines.

The results of DSD, VeriChip Inc., Instantel and OuterLink have been included in the unaudited Condensed Consolidated Statements of Operations since their respective dates of acquisition. Unaudited pro forma results of operations for the three and six-months ended June 30, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had DSD, VeriChip Inc., Instantel and OuterLink been combined entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended June 30, 2005	Three-Months Ended June 30, 2004	Six-Months Ended June 30, 2005	Six-Months Ended June 30, 2004
Net operating revenue	$33,513	$32,020	$61,056	$63,989
Net loss from continuing operations Available to common shareholder - basic	$(4,420)	$(2,746)	$(3,153)	$(3,902)
Net loss from continuing operations Available to common shareholder - diluted	$(4,954)	$(2,746)	$(3,687)	$(3,902)
Net loss from continuing operations per common share - basic	$(0.07)	$(0.05)	$(0.05)	$(0.05)
Net loss from continuing operations per common share - diluted	$(0.08)	$(0.05)	$(0.06)	$(0.05)

Net Gain/Loss on Capital Transactions of Subsidiary and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiary

Gains where realized and losses on issuances of shares of stock by our consolidated subsidiary, Digital Angel, are reflected in the unaudited Condensed Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended June 30, 2005 and 2004, we recorded a gain of $31,522 and $0.2 million, respectively, on the issuances of 7,500 and 0.2 million shares of Digital Angel’s common stock, respectively. During the six-months ended June 30, 2005 and 2004, we recorded a gain of $0.4 million and incurred a loss of $1.8 million, respectively, on the issuances of 0.2 million and 4.0 million shares of Digital Angel’s common stock, respectively.

In addition, Digital Angel issued 0.6 million shares during the six-months ended June 30, 2005 under the terms of the Share Exchange Agreement between Digital Angel and us, as discussed above, which did not result in a gain or loss on issuance. Also, during the three and six-months ended June 30, 2004, Digital Angel issued 150,000 shares, which we acquired under the terms of a letter agreement among us, Digital Angel and Laurus Master Fund, Ltd., Digital Angel’s previous lender. Gains/losses on issuances of shares under the letter agreement were not included in the gains/losses noted above, as we intended to acquire such shares upon issuance.

The remaining shares issued during the three and six-months ended June 30, 2005 and 2004 resulted from the issuance on March 1, 2004 of 3.0 million shares to us under an initial share exchange agreement, the exercise of Digital Angel’s stock options and warrants, the conversion of its preferred stock and for payment of services. The gain (loss) is comprised of (i) the minority owners’ interest in the value of the 3.0 million shares issued by Digital Angel to us on March 31, 2004, and (ii) net of gains from the issuance of shares in connection with the exercise of options and warrants, the conversion of preferred stock and for payment of services. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, we recorded a loss of $0.4 million and $0.3 million during the three-months ended June 30, 2005 and 2004, respectively, and a gain of $0.5 million and $1.9 million during the six-months ended June 30, 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel, including the purchase of 50,000 and 0.3 million shares of treasury stock by Digital Angel during the three and six-months ended June 30, 2005, respectively.

The following is a summary of the capital transactions of Digital Angel for the three and six-months ended June 30, 2005 and 2004:

	For The Three- Months Ended June 30,		For The Six- Months Ended June 30,

	2005	2004	2005	2004
	(in thousands, except per share amounts)
Issuances of common stock for stock option and warrant exercises, the conversion of preferred stock and the payment of services	—	95	156	830

Issuance of common stock under the letter agreement	—	150	—	150

Issuance of common stock under share exchange agreements	—	—	644	3,000

Total issuances of common stock	—	245	800	3,980

Proceeds from stock issuances	$36	$619	$3,923	$9,528

Average price per share	N/A	$2.53	$4.90	$2.39

Beginning ownership percentage of Digital Angel	55.1%	68.47%	54.5%	66.93%

Ending ownership percentage of Digital Angel	55.4%	68.41%	55.4%	68.41%

Change in ownership percentage	0.3%	0.06%	0.9%	1.48%

Net gain (loss) on capital transactions of subsidiary (1)	$32	$196	$411	$(1,767)

(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiary (1)	$(422)	$(259)	$483	$1,891

(1)
We have not provided a tax provision/benefit for the net gain (loss) on capital transactions of subsidiary and the gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary.

8. Net Operating Loss Carryforwards

At December 31, 2004, we had aggregate net operating loss carryforwards of approximately $236.3 million for income tax purposes that expire in various amounts through 2024. Approximately $34.9 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to amount and use in any particular year based on Internal Revenue Code (“IRC”) sections related to change of ownership restrictions. Digital Angel and InfoTech file separate federal income tax returns. Of the aggregate net operating loss carryforwards, approximately $60.6 million and $5.0 million relate to Digital Angel and InfoTech, respectively. These net operating loss carryforwards are available only to offset future taxable income of those companies.

As of June 30, 2005, we have calculated our change of ownership percentage based upon the change of ownership rules under certain IRC sections, and we have estimated that our change in ownership under these rules, based upon a three-year look-back period, of approximately 43%. In the future, if we issue common stock or additional equity instruments convertible into our common stock, which result in our ownership change exceeding the 50% threshold imposed by the Internal Revenue Service, all of our net operating loss carryforwards, excluding the net operating loss carryforwards of Digital Angel and InfoTech, will be significantly limited as to the amount of use in any particular year.

We had effective income tax rates of 4.5% and 1.0% for the three-months ended June 30, 2005 and 2004, respectively, and 3.6% and 3.4% for the six-months ended June 30, 2005 and 2004, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of June 30, 2005, we have provided a valuation allowance to fully reserve the majority of our net operating loss carry forwards and our other existing net deferred tax assets, primarily as a result of our recent losses.

9.  Discontinued Operations

During the second quarter of 2004, Digital Angel’s Board of Directors approved a plan to sell our Medical Systems operations, and accordingly, the business assets of Medical Systems were sold in 2004. Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and six-months ended June 30, 2004, consisting of loss attributable to Medical Systems (we did not incur any operating income/losses from discontinuing operations during the three and six-months ended June 30, 2005):

	Three-Months Ended June 30,	Six-Months Ended June 30,
	2004	2004
Product revenue	$40	$204
Service revenue	32	223
Total revenue	72	427
Cost of products sold	20	87
Cost of services sold	82	317
Total cost of products and services sold	102	404
Gross profit	(30)	23
Selling, general and administrative expense	628	939
Depreciation and amortization	20	107
Other income and expense	72	105
Minority Interest	(225)	(338)
Loss from Discontinued Operations	$(525)	$(790)

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

On March 1, 2001, our board of directors approved a plan to offer for sale our IntelleSale business segment and several other non-core businesses. Prior to approving the plan, the assets and results of operations of the non-core businesses had been segregated for external and internal financial reporting purposes from our assets and results of operations. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, these businesses were reclassified and reported as discontinued operations. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined “measurement date”.

We have sold or closed all of the businesses comprising discontinued operations. Proceeds from the sales of discontinued operations companies were used primarily to repay debt.

Assets and liabilities of discontinued operations are as follows:

	(in thousands)

	June 30,	December 31,
Medical Systems:	2005	2004
Assets
Intangible and other assets, net	$35	$135
Total assets	$35	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$—	$—
Accounts payable	—	—
Accrued expenses	106	129
Total Current Liabilities	106	129
Total Liabilities	106	129
Net (liabilities) assets of Medical Systems	$(71)	$6

	June 30,	December 31,
Intellesale and Other Non-Core Businesses:	2005	2004
Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,298	1,297
Total current liabilities	5,502	5,501
Total liabilities	5,502	5,501
Net liabilities of Intellesale and other non-core businesses	$(5,502)	$(5,501)

	(in thousands)

	June 30,	December 31,
Total Discontinued Operations:	2005	2004
Assets
Intangible and other assets, net	$35	$135
Total Assets	$35	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,404	1,426
Total current liabilities	5,608	5,630
Total liabilities	5,608	5,630
Total net liabilities of discontinued operations	$(5,573)	$(5,495)

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

During the three-months ended June 30, 2005 and 2004, we reduced the estimated loss on disposal of discontinued operations of by approximately $0 and $13,000, respectively. During the six-months ended June 30, 2005 and 2004, we increased (reduced) the estimated loss on disposal of discontinued operations by approximately $4,000 and $(2.1) million, respectively. During the six-month ended June 30, 2004 certain carrying costs were settled for less than previously anticipated. Carrying costs totaled $0.9 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements.

10.  Reclassification of Minority Interest from Continuing Operations to Discontinued Operations

We have revised our calculation of the loss (income) from continuing operations and discontinued operations for the three and six-months ended June 30, 2004, as presented in our June 30, 2004 Form 10-Q, to reclassify the minority interest associated with Medical Systems’ losses from continuing operations to discontinued operations. The effect of the change does not impact the reported net loss in the periods, as follows:

	Previously Reported Three-Months Ended June 30, 2004	Revised Three-Months Ended June 30, 2004	Previously Reported Six-Months Ended June 30, 2004	Revised Six-Months Ended June 30, 2004
	(in thousands, except per share amounts)
Net loss from continuing operations	$(2,232)	$(2,457)	$(2,481)	$(2,819)
Net (loss) income from discontinued operations	(737)	(512)	987	1,325
Total net loss	$(2,969)	$(2,969)	$(1,494)	$(1,494)
Total basic and diluted loss per share - continuing operations	$(0.04)	$(0.05)	$(0.05)	$(0.06)
Total basic and diluted (loss) earnings per share -discontinued operations	(0.02)	(0.01)	0.02	0.03
Total net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.03)	$(0.03)

11.  Non-Cash Stock-Based Compensation Expense

We recorded $0.1 million and reduced $0.0 million, $0.2 million and $0.4 million of non-cash stock-based compensation expense during the three-months ended June 30, 2005 and 2004, and the six-months ended June 30, 2005 and 2004, respectively, due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash stock-based compensation expense until the options are exercised, forfeited, modified or expired. This increase/reduction of compensation expense has been reflected in the unaudited Condensed Consolidated Statements of Operations as selling, general and administrative expense.

12. Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended June 30, (In thousands)		Six-Months Ended June 30, (In thousands)

	2005	2004	2005	2004
Net (loss) income	$(1,475)	$(2,969)	$134	$(1,494)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(299)	(9)	(391)	12
Total comprehensive loss	$(1,774)	$(2,978)	$(257)	$(1,482)

13. Related Party Transaction

On June 28, 2005, we and InfoTech entered into a Second Amendment to Loan Documents (the “Second Amendment”) that amended, among other documents, that certain Commercial Loan Agreement (the “CLA”), that Term Note (the “Note”), and that Stock Pledge Agreement (together with the CLA and the Note, the “Loan Documents”) dated June 27, 2003, by and between us and InfoTech. Per the terms of the Loan Documents, we borrowed an original principal amount of $1,000,000 from InfoTech on June 27, 2003 (the “Loan”), which bears interest payable monthly at 16% per annum. On June 29, 2004, we and InfoTech entered into a First Amendment to Loan Documents that extended the original maturity date of the Loan from June 30, 2004 to June 30, 2005. Under the terms of the Second Amendment, InfoTech agreed to further extend the maturity date for the Loan under the Loan Documents from June 30, 2005 to June 30, 2006. All other terms and provisions of the Loan Documents remain unmodified and continue in full force and effect. The loan is not reflected in the unaudited Condensed Consolidated Balance Sheets as it has been eliminated in consolidation.

14. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of June 30, 2005, we have recorded approximately $3.3 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

PDSC versus Tahim

PDSC entered into a Settlement and Mutual General Release of Claims Agreement (the “Agreement”), among PDSC, us, Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (collectively, “Tahim”). The settlement related to a claim by PDSC and us against Tahim. Tahim was engaged as PDSC’s independent accounting firm prior to our acquisition of PDSC in October 2000. Under the terms of the Agreement, which became effective on July 22, 2005 upon the release of all parties, Tahim was obligated to pay PDSC $540,000 in cash on or before July 29, 2005. We received the cash payment on July 26, 2005. The Agreement replaced a short-form letter agreement entered into by the parties on June 29, 2005. The settlement payment is included in the unaudited Condensed Consolidated Statements of Operations as interest and other income.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, the Company commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of the Company’s patent. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit seeks actual damages, punitive damages and interest, costs and attorneys’ fees. Allflex has asserted a counterclaim for breach of contract of an existing license agreement between the Company and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement. Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement. The Company contested the motion on the ground that AllFlex’s actions exceed the scope of the license and constitute an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim against a separate patent licensed exclusively to the Company by Bio Medic Data Systems. On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying the Company’s motion for leave to amend. The Company continues to believe that the suit is well-founded, and is considering whether to appeal the Court’s ruling.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent. The Company intends to contest this action and to assert its claims under the patent.

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

Recent Financial Results

We reported loss from continuing operations of approximately $1.5 million and $2.5 million for the three-months ended June 30, 2005 and 2004, respectively. Included in the loss for the three-months ended June 30, 2005 and 2004 was $0.8 million and $0.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income, and for the three-months ended June 30, 2005 and 2004 $0.4 million and $0.1 million, respectively, of loss attributable to capital transactions of subsidiary. Excluding these items, we incurred a loss from continuing operations of approximately $2.4 million and approximately $2.7 million for the three-months ended June 30, 2005 and 2004, respectively.

We reported income (loss) from continuing operations of approximately $0.1 million and $(2.8) million for the six-months ended June 30, 2005 and 2004, respectively. Included for the six-months ended June 30, 2005 and 2004 was $3.2 million and $0.9 million, respectively, of interest reduction as a result of the revaluation of the common stock warrants settleable into shares of the Digital Angel common stock that we own. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that had been previously reserved, and for the six-months ended June 30, 2005 and 2004 $0.9 million and $0.1 million, respectively, of gain attributable to capital transactions of subsidiary. Excluding these items, we incurred a loss from continuing operations of approximately $5.0 million and approximately $3.8 million for the six-months ended June 30, 2005 and 2004, respectively.

We operate in three business segments: Advanced Technology, Digital Angel and InfoTech.

Revenues from each of our segments for the three-months ended June 30, 2005 and 2004 were as follows:

	Three-Months Ended June 30,
Revenue:	2005	2004
	(in thousands)
Advanced Technology	$10,379	$11,398
Digital Angel	14,860	10,070
InfoTech	4,225	4,877
“Corporate/Eliminations”	(69)	(8)
Total	$29,395	$26,337

Revenues from each of our segments for the six-months ended June 30, 2005 and 2004 were as follows:

	Six-Months Ended June 30,
Revenue:	2005	2004
	(in thousands)
Advanced Technology	$15,578	$22,658
Digital Angel	28,263	20,841
InfoTech	7,948	9,398
“Corporate/Eliminations”	(456)	(58)
Total	$51,333	$52,839

Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the three-months ended June 30, 2005 and 2004, were as follows:

	Percentage of Total Revenue

Sources of Revenue:	Three-Months Ended June 30, 2005	Three-Months Ended June 30, 2004

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	11.3%	39.1%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	28.1%	23.2%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	22.2%	15.0%

Sales of IT hardware and services from our InfoTech segment	14.4%	18.5%

Other products and services	24.0%	4.2%
Total	100.0%	100.0%

Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the six-months ended June 30, 2005 and 2004, were as follows:

	Percentage of Total Revenue

Sources of Revenue:	Six-Months Ended June 30, 2005	Six-Months Ended June 30, 2004

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	14.2%	38.5%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	31.5%	24.8%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	22.7%	14.5%

Sales of IT hardware and services from our InfoTech segment	15.5%	17.8%

Other products and services	16.1%	4.4%
Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended June 30, 2005 and 2004, were as follows:

	Three-Months Ended June 30, 2005		Three-Months Ended June 30, 2004
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$1,206	10.2%	$1,524	21.3%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	3,135	26.6%	2,321	32.4%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	3,465	29.4%	1,828	25.5%

Sales of IT hardware and services from our InfoTech segment	925	7.8%	780	10.9%

Other products and services	3,068	26.0%	714	9.9%
Total	$11,799	100.0%	$7,167	100.0%

Our significant sources of gross profit and gross profit margin by product type for the six-months ended June 30, 2005 and 2004, were as follows:

	Six-Months Ended June 30, 2005		Six-Months Ended June 30, 2004
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$2,435	12.2%	$3,787	24.7%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	6,305	31.5%	5,076	33.2%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	6,046	30.2%	3,551	23.2%

Sales of IT hardware and services from our InfoTech segment	1,593	8.0%	1,559	10.2%

Other products and services	3,619	18.1%	1,333	8.7%
Total	$19,998	100.0%	$15,306	100.0%

RESULTS OF CONTINUING OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 2005 and 2004, and is derived from the unaudited Condensed Consolidated Statements of Operations in Part I, Item 1 of this report.

	Relationship to Revenue Three-Months Ended June 30,		Relationship to Revenue Six-Months Ended June 30,
	2005	2004	2005	2004
	%	%	%	%
Product revenue	87.0	85.3	85.1	86.1
Service revenue	13.0	14.7	14.9	13.9
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	53.2	65.8	54.2	64.5
Cost of services sold	6.7	7.0	6.8	6.5
Total cost of products and services sold	59.9	72.8	61.0	71.0
Gross profit	40.1	27.2	39.0	29.0
Selling, general and administrative expense	41.4	31.8	41.1	31.8
Research and development	4.4	4.3	5.0	3.9
Depreciation and amortization	3.5	2.5	2.8	1.9
Interest and other income	(3.0)	(0.3)	(2.3)	(1.2)
Interest expense (reduction)	(2.0)	(0.5)	(5.4)	(0.7)
Loss from continuing operations before taxes, minority interest and losses attributable to capital transactions of subsidiary	(4.1)	(10.6)	(2.3)	(6.7)
Provision for income taxes	(0.2)	(0.1)	(0.1)	(0.2)
Loss from continuing operations before minority interest and (gain) loss attributable to capital transactions of subsidiary	(4.3)	(10.7)	(2.4)	(6.9)
Minority interest	0.6	1.6	0.9	1.3
Net (gain) loss on capital transactions of subsidiary	0.1	0.7	0.8	(3.3)
(Loss)/gain attributable to changes in minority interest as a result of capital transactions of subsidiary	(1.4)	(1.0)	0.9	3.6
(Loss) income from continuing operations	(5.0)	(9.3)	0.3	(5.3)
Loss from discontinued operations	—	(2.0)	—	(1.5)
Change in estimated loss on disposal of discontinued operations and operating losses during the phase out period	—	—	—	4.0
Net (loss) income	(5.0)	0.0	0.3	(2.8)

Results of Operations from Continuing Operations

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary from each of our segments for the three-months ended June 30, 2005 and 2004 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Three-Months Ended June 30,
	2005	2004
Income (loss) from continuing operations before taxes,
minority interest and gain attributable to capital
transactions of subsidiary by segment:	(in thousands)

Advanced Technology	$123	$(177)
Digital Angel	(586)	(1,242)
InfoTech	26	(28)
“Corporate/Eliminations” (1)	(779)	(1,344)
Total (2)	$(1,216)	$(2,791)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

(2) Included for the three-months ended June 30, 2005 and 2004 was $0.8 million and $0.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $2.5 million and approximately $3.1 million for the three-months ended March 31, 2005 and 2004, respectively.

 Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary from each of our segments for the six-months ended June 30, 2005 and 2004 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Six-Months Ended June 30,
	2005	2004
Income (loss) from continuing operations before taxes,
minority interest and gain attributable to capital
transactions of subsidiary by segment:	(in thousands)

Advanced Technology	$(629)	$556
Digital Angel	(1,004)	(1,991)
InfoTech	(36)	(19)
“Corporate/Eliminations” (1)	491	(2,060)
Total (2)	$(1,178)	$(3,514)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

(2) Included for the six-months ended June 30, 2005 and 2004 was $3.2 million and $0.9 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that had been previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $5.4 million and approximately $4.4 million for the six-months ended June 30, 2005 and 2004, respectively.

Advanced Technology Segment

Three-Months Ended June 30, 2005 Compared to the Three-Months Ended June 30, 2004

	Three- Months Ended June 30, 2005	% Of Revenue	Three- Months Ended June 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$7,569	72.9	$9,043	79.3	$(1,474)	(16.3)%
Service	2,810	27.1	2,355	20.7	455	19.3
Total revenue	10,379	100.0	11,398	100.0	(1,019)	(8.9)
Gross Profit:
Product (1)	2,802	37.0	767	8.5	2,035	265.3
Service (2)	1,472	52.4	1,473	62.5	(1)	(0.1)
Total gross profit	4,274	41.2	2,240	19.7	2,034	90.8
Selling, general and administrative expense	4,125	39.7	2,306	20.2	1,819	78.9
Research and development	89	0.9	80	0.7	9	11.3
Depreciation and amortization	562	5.4	56	0.5	506	903.6
Interest and other income	(601)	(5.8)	(28)	(0.2)	573	2,046.4
Interest expense	(24)	(0.2)	3	0.0	(27)	(900.0)
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$123	1.2	$(177)	(1.6)	$300	169.5%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Revenue decreased in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004 primarily as a result of the termination of the U.S. Postal Service (USPS) MPI contract. The USPS terminated the contract for convenience in January 2005. Partially offsetting the decrease in revenue from the USPS MPI contract were aggregate revenues of approximately $3.0 million from VeriChip Inc. and Instantel, which were acquired on March 31, 2005 and June 10, 2005, respectively.

Revenues from the USPS MPI contract were approximately $0.0 million and $6.5 million of the Advanced Technology segment’s revenues in the three-months ended June 30, 2005 and 2004, respectively. Prior to receipt of notice of the contract’s termination for convenience, Computer Equity Corporation’s wholly-owned subsidiary, GTI, had fully completed the initial phase of the $18.0 million USPS MPI contract. Under the phase-two option that USPS had exercised, and which expanded the original project, GTI recognized approximately $10.3 million (of a potential $25.0 million) in additional revenue. GTI was entitled to be paid for the portion of the work performed prior to the notice of termination, plus reasonable charges that resulted from the termination.

Gross Profit and Gross Profit Margin - Gross profit on product and service sales increased in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004 primarily as a result of the inclusion of approximately $2.0 million of gross profit from VeriChip Inc. and Instantel.

Gross profit from call center and customer relationship management software sales increased by approximately $0.3 million in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004, while sales of voice, data and video telecommunications networks generated gross profit of approximately $1.2 million in the three-months ended June 30, 2005 compared to $1.5 million in the three-months ended June 30, 2004. The increase in the gross profit margin primarily reflected the higher margins associated with the recently acquired VeriChip Inc. and Instantel businesses, which generated average gross profit margins of approximately 67.8% during the three-months ended June 30, 2005, and the elimination of the lower margins that were earned on the USPS MPI contract.

Selling, General and Administrative Expense - The Advanced Technology segment’s selling, general and administrative expenses increased approximately $1.8 million in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004 primarily as a result of the selling, general, and administrative expense associated with VeriChip Inc. and Instantel.

Depreciation and Amortization - Depreciation and amortization expense increased in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004 as a result of the inclusion of approximately $0.5 million of expense associated with VeriChip Inc. and Instantel.

Interest and Other Income - Interest and other income for the three-months ended June 30, 2005 includes approximately $0.5 million of legal settlement income as a result of the settlement of a claim during the quarter.

Six-Months Ended June 30, 2005 Compared to the Six-Months Ended June 30, 2004

	Six-Months Ended June 30, 2005	% Of Revenue	Six-Months Ended June 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$10,201	65.5	$18,006	79.5	$(7,805)	(43.3)%
Service	5,377	34.5	4,652	20.5	725	15.6
Total revenue	15,578	100.0	22,658	100.0	(7,080)	(31.2)
Gross Profit:
Product (1)	2,749	26.9	2,268	12.6	481	21.2
Service (2)	3,305	61.5	2,852	61.3	453	15.9
Total gross profit	6,054	38.9	5,120	22.6	934	18.2
Selling, general and administrative expense	6,531	41.9	4,361	19.2	2,170	49.8
Research and development	193	1.2	149	0.7	44	29.5
Depreciation and amortization	616	4.0	113	0.5	503	445.1
Interest and other income	(643)	(4.1)	(67)	(0.3)	576	859.7
Interest expense	(14)	(0.1)	8	0.0	(22)	(275.0)
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(629)	(4.0)	$556	2.5	$(1,185)	(213.1)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Revenue decreased by $7.1 million in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004 primarily as a result of the termination of the U.S. Postal Service (USPS) MPI contract in January 2005. Revenues from the USPS MPI contract were approximately $0.3 million and $10.7 million of the Advanced Technology segment’s revenues in the six-months ended June 30, 2005 and 2004, respectively. Partially offsetting the decrease were revenues of approximately $3.0 million from VeriChip Inc. and Instantel, which were acquired on March 31, 2005 and June 10, 2005, respectively.

As a result of the acquisitions of VeriChip Inc. and Instantel, we anticipate that revenues will increase during the second half of 2005. To date, we have not recorded significant revenues from sales of our VeriChip microchips and scanners. We have terminated many of our exclusive international distributor contracts because the distributor has not met the required purchase quotas. To replace these contracts, we have generally shifted our focus to non-exclusive international contracts, which we anticipate in the long run will create multiple distributors in each territory, and hopefully resulting in increased interest in the international marketplace. Also, since the FDA’s October 2004 approval of VeriChip for its medical applications, we have concentrated a significant portion of our efforts in the medical arena. During the last half of 2005, we hope to realize some increase in VeriChip revenue from sales of its medical related applications as a result of our increased focus and the synergies and distribution channels VeriChip Inc. and Instantel are expected to bring to VeriChip Corporation.

Gross Profit and Gross Profit Margin - Gross profit on product and service sales increased approximately $0.9 million in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004 primarily as a result of the inclusion of approximately $2.0 million of gross profit from VeriChip Inc. and Instantel. Gross profit from call center and customer relationship management software sales increased by approximately $0.3 million in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004, while sales of voice, data and video telecommunications networks generated gross profit of approximately $2.4 million in the six-months ended June 30, 2005 compared to $3.8 million in the six-months ended June 30, 2004 representing a decrease of $1.4 million. The increase in the gross profit margin primarily reflected the higher margins associated with the recently acquired VeriChip Inc. and Instantel businesses, which generated average gross profit margins of approximately 67.8% during the six-months ended June 30, 2005, and the elimination of the lower margins that were earned on the USPS MPI contract.

We expect gross profit to increase from its current levels during the remainder of 2005 as a result of the acquisitions of VeriChip Inc. and Instantel. We hope to realize some increase in gross profit and margins from sales of our VeriChip™ product during the remainder of 2005.

Selling, General and Administrative Expense - The Advanced Technology segment’s selling, general and administrative expenses increased approximately $2.2 million in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004. Approximately $1.8 million of the increase related to VeriChip Inc.’s and Instantel’s selling general and administrative expenses and approximately $0.3 million related to higher staff levels for our voice, data and video telecommunication networks business. As a result of an expectation of additional contract projects, we had increased our staff levels during the latter part of 2004. We expect our selling, general and administrative expense to increase in the future as a result of the VeriChip Inc. and Instantel acquisitions. This increase will be partially offset by a reduction in staff levels for our voice, data and video telecommunication networks business if additional contract projects do not materialize.

Depreciation and Amortization - Depreciation and amortization expense increased in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004 as a result of the inclusion of approximately $0.5 million of expense associated with VeriChip Inc. and Instantel.

Interest and Other Income - Interest and other income for the six-months ended June 30, 2005 includes approximately $0.5 million of legal settlement income as a result of the settlement of a claim during the period.

Digital Angel Segment

Three-Months Ended June 30, 2005 Compared to the Three-Months Ended June 30, 2004

	Three- Months Ended June 30, 2005	% Of Revenue	Three- Months Ended June 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,247	95.9	$9,402	93.4	$4,845	51.5%
Service	613	4.1	668	6.6	(55)	(8.2)
Total revenue	14,860	100.0	10,070	100.0	4,790	47.6
Gross Profit:
Product (1)	6,329	44.4	3,923	417	2,406	61.3
Service (2)	311	50.7	232	34.7	79	34.1
Total gross profit	6,640	44.7	4,155	41.3	2,485	59.8
Selling, general and administrative expense	5,717	38.5	3,764	37.4	1,953	51.9
Research and development	1,119	7.5	849	8.4	270	31.8
Depreciation and amortization	401	2.7	537	5.3	(136)	(25.3)
Interest and other income	(90)	(0.6)	25	0.2	115	460.0
Interest expense	79	0.5	222	2.2	(143)	(64.4)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (3)	$(586)	(3.9)	$(1,242)	(12.3)	$656	52.8%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)
The amount for the three-months ended June 30, 2004 excludes a realized gain of $0.2 million and an unrealized gain of $0.2 million associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. These losses have been reflected as additional expense in the separate financial statements of Digital Angel included in its Form 10-Q for the six-months ended June 30, 2005.

Revenue - Digital Angel’s Animal Applications division’s revenue increased $2.2 million in the three-months ended June 30, 2005 compared to the three-month period ended June 30, 2004. The increase in revenue was principally due to an increase in sales to fish and wildlife customer of $0.6 million, an increase in microchip and visual product sales to livestock customers of approximately $0.1 million, and the inclusion of $1.5 million of revenue from DSD. DSD was acquired on February 28, 2005.

Digital Angel’s GPS and Radio Communication division’s revenue increased $2.6 million in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004. The increase primarily relates to increased revenue related to shipments of the SARBE G2R pilot locator beacon to fulfill a contract with the government of India and shipments of upgraded antennas extensions to the United Kingdom Ministry of Defense.

Gross Profit and Gross Profit Margin - The Animal Applications division’s gross profit increased approximately $0.8 million in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004. We attribute $0.2 million of the increase to the previously mentioned sales increase and the inclusion of $0.6 million of gross profit from DSD. The gross margin percentage remained constant at 38.1% in the three-months ended June 30, 2005 and 2004.

The GPS and Radio Communications division’s gross profit increased $1.6 million in the three-months ended June 30, 2005 as compared to the three-months ended June 30, 2004. The gross margin percentage increased to 53.1% in the three-months ended June 30, 2005 as compared to 46.2% in the three-months period ended June 30, 2004. The increase in gross profit and gross profit margins results primarily from higher sales and margins related to shipments of the SARBE G2R pilot locator beacon.

Selling, General and Administrative Expense - The increase in selling, general and administrative expense relates to a charge of $0.4 million for tail coverage on Digital Angel’s directors and officers insurance policy, $0.3 million in legal expenses related to the protection of certain intellectual property, $0.2 million in compensation expense related to employee bonuses, $0.1 million in restricted stock expense and approximately $0.4 million of expense related to DSD and increased sales and marketing expenses associated with sales of the SARBE G2R pilot locator beacon. As a percentage of revenue, selling, general and administrative expenses increased in the three-months ended June 30, 2005 from the three-months ended June 30, 2004 primarily due to the increase in expenses.

Research and Development - Research and development increased in the three-months ended June 30, 2005 as compared to the three-months ended June 30, 2004. The increase was primarily related to OuterLink’s research and development efforts for the upgrade of its communication system hardware and software.

Interest Expense - Interest expense decreased as a result of the reduction in Digital Angel’s debt to $5.4 million at June 30, 2005 from $6.3 million at June 30, 2004. We assumed $3.8 million of debt in the acquisition of DSD on February 28, 2005. Interest expense in the three-months ended June 30, 2005 included discount amortization and deferred debt cost amortization.

Six-Months Ended June 30, 2005 Compared to the Six-Months Ended June 30, 2004

	Six- Months Ended June 30, 2005	% Of Revenue	Six- Months Ended June 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$26,944	95.3	$19,914	95.6	$7,030	35.3%
Service	1,319	4.7	927	4.4	392	42.3
Total revenue	28,263	100.0	20,841	100.0	7,422	35.6
Gross Profit:
Product (1)	11,923	44.3	8,307	41.7	3,616	43.5
Service (2)	712	54.0	378	40.8	334	88.4
Total gross profit	12,635	44.7	8,685	41.7	3,950	45.5
Selling, general and administrative expense	10,739	38.0	8,013	38.4	2,726	34.0
Research and development	2,205	7.8	1,519	7.3	686	45.2
Depreciation and amortization	707	2.5	714	3.4	(7)	(1.0)
Interest and other income	(192)	(0.7)	(16)	(0.1)	176	1,100.0
Interest expense	180	0.6	446	2.1	(266)	(59.6)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (3)	$(1,004)	(3.5)	$(1,991)	(9.6)	$987	49.6%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)
The amount for the six-months ended June 30, 2004 excludes a realized loss of $1.0 million and an unrealized loss of $1.7 million associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. These losses have been reflected as additional expense in the separate financial statements of Digital Angel included in its Form 10-Q for the six-months ended June 30, 2005.

Revenue - Digital Angel’s Animal Applications division’s revenue increased $3.4 million in the six-months ended June 30, 2005 compared to the six-month period ended June 30, 2004. The increase in revenue was principally due to an increase in microchip and visual product sales to livestock customers of approximately $0.9 million, and the inclusion of $2.1 million of revenue from DSD, acquired on February 28, 2005.

Digital Angel’s GPS and Radio Communication division’s revenue increased $4.0 million in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004. The increase primarily relates to increased revenue related to shipments of the SARBE G2R pilot locator beacon to fulfill a contract with the government of India and antennas to the United Kingdom Ministry of Defense.

We anticipate that our Digital Angel segment’s revenues will continue to increase during the remainder of 2005, as a result of the acquisition of DSD on February 28, 2005, as well as through growth of its existing businesses. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on Digital Angel’s revenue. However, if implemented, it is not improbable that the impact would be favorable.

Gross Profit and Gross Profit Margin - The Animal Applications division’s gross profit increased approximately $1.5 million in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004. We attribute $0.7 million of the increase to the previously mentioned sales increase and increased gross profit margins, and the inclusion of $0.8 million of gross profit from DSD. The gross margin percentage increased to 39.6% in the six-months ended June 30, 2005 as compared to 38.9% in the six-months ended June 30, 2004 due to a mix of higher margin revenue in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004.

The GPS and Radio Communications division’s gross profit increased $2.5 million in the three-months ended June 30, 2005 as compared to the three-months ended June 30, 2004. The gross margin percentage increased to 52.0% in the three-months ended June 30, 2005 as compared to 46.4% in the three-months period ended June 30, 2004. The increase in gross profit and gross profit margin results primarily from increased sales and higher margins related to shipments of the SARBE G2R pilot locator beacon.

Selling, General and Administrative Expense - The increase in selling, general and administrative expense relates to increased legal and insurance expense, approximately $0.5 million of expense related to DSD, and increased sales and marketing expenses associated with sales of the SARBE G2R pilot locator beacon.

Research and Development - Research and development increased in the six-months ended June 30, 2005 as compared to the six-months ended June 30, 2004. Approximately $0.2 million of the increase is related to the Animal Applications division’s research and development efforts and $0.5 million is related to OuterLink’s research and development efforts. OuterLink was acquired on January 22, 2004.

Interest Expense - Interest expense decreased as a result of the reduction in Digital Angel’s debt to $5.4 million at June 30, 2005 from $6.3 million at June 30, 2004.

InfoTech Segment

Three-Months Ended June 30, 2005 Compared to the Three-Months Ended June 30, 2004

	Three-Months Ended June 30, 2005	% Of Revenue	Three-Months Ended June 30, 2004	% Of Revenue	Change Increase (Decrease)
Revenue:	(dollar amounts in thousands)
Product	$3,815	90.3	$4,022	82.5	$(207)	(5.1)%
Service	410	9.7	855	17.5	(445)	(52.0)
Total revenue	4,225	100.0	4,877	100.0	(652)	(13.4)
Gross Profit:
Product (1)	831	21.8	458	11.4	373	81.4
Service (2)	94	22.9	322	37.7	(228)	(70.8)
Total gross profit	925	21.9	780	16.0	145	18.6
Selling, general and administrative expense	852	20.2	791	16.2	61	7.7
Depreciation and amortization	23	0.5	46	0.9	(23)	(50.0)
Interest and other income	(31)	(0.7)	(41)	(0.8)	(10)	(24.4)
Interest expense	55	1.3	12	0.2	43	358.3
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$26	0.6	$(28)	(0.6)	$54	192.9%

(1) The percentage of revenue is calculated as a percentage of product revenue.

(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - The decrease in InfoTech’s product revenue for the three-months ended June 30, 2005 was primarily due to a decrease in product sales to some of InfoTech’s large customers compared to the prior year period, combined with a drop in time and material services sales related to a service contract with IBM Corporation.

Gross Profit and Gross Profit Margin - The increase in InfoTech’s gross profit in the three-months ended June 30, 2005 compared to the three-months ended June 30, 2004 was primarily due to higher than usual product margins which was somewhat offset by lower than usual service gross margins. Total gross profit margin increased from 16.0% in the three-months ended June 30, 2004 to 21.9% in the three-months ended June 30, 2005. The increase was due to a combination of favorable pricing from our vendors, stemming from price drops and negotiated terms, and an increase in high-end product sales. This was somewhat offset by low service margins stemming from an underutilization of technicians and engineers during the three-months ended June 30, 2005.

Selling, General and Administrative Expense - The increase in InfoTech’s selling, general and administrative expense was primarily due to salary increases given to non-management personnel, higher selling expense and commissions related to higher gross profit, and increased accounting expenses associated with evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of

2002. We expect our management and administrative staff to be sufficient to meet customer demand; however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

Six-Months Ended June 30, 2005 Compared to the Six-Months Ended June 30, 2004

	Six-Months Ended June 30, 2005	% Of Revenue	Six-Months Ended June 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$7,006	88.1	$7,635	81.2	$(629)	(8.2)%
Service	942	11.9	1,763	18.8	(821)	(46.6)
Total revenue	7,948	100.0	9,398	100.0	(1,450)	(15.4)
Gross Profit:
Product (1)	1,421	20.3	922	12.1	499	54.1
Service (2)	172	18.3	637	36.1	(465)	(73.0)
Total gross profit	1,593	20.0	1,559	16.6	34	2.2
Selling, general and administrative expense	1,544	19.4	1,552	16.5	(8)	(0.5)
Depreciation and amortization	46	0.6	92	1.0	(46)	(50.0)
Interest and other income	(72)	(0.9)	(82)	(0.9)	(10)	(12.2)
Interest expense	111	1.4	16	0.2	95	593.8
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(36)	(0.5)	$(19)	(0.2)	$(17)	(89.5)%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - The decrease in InfoTech’s product revenue for the six-months ended June 30, 2005 was primarily a result of a drop in time and material services sales due to a significant reduction in volume from our IBM Corporation service contract. We do not expect the sales volume from the IBM Corporation contract to return to last year’s levels. However, we expect our overall sales volume for the last half of 2005 to return to levels at or above the prior year due to the improved IT market conditions and InfoTech’s continued focus on high-end, Intel-based products and related services.

Gross Profit and Gross Profit Margin - The increase in InfoTech’s gross profit in the six-months ended June 30, 2005 compared to the six-months ended June 30, 2004 was primarily due to improved product margins, which was largely offset by lower service margins. Total gross profit margin increased from 16.6% in the six-months ended June 30, 2004 to 20.3% in the six-months ended June 30, 2005. Product margins increased due to the increase in sales of high-end products, which yield higher profit margins, and favorable product pricing from our vendors in the six-months ended June 30, 2005. Service margins decreased to 18.3% in the six-months ended June 30, 2005 from 36.1% in the six-months ended

June 30, 2004. This decrease was primarily due to the underutilization of technicians and engineers. We expect overall margins to be steady for the balance of 2005 due to InfoTech’s focus on high-end products and related services and our efforts made during the end of the first quarter to improve the utilization of our technicians and engineers.

Selling, General and Administrative Expense - InfoTech’s decrease in selling, general and administrative expense was primarily due to the reversal of a litigation reserve following the settlement of the lawsuit with InfoTech’s former President, Chief Executive Officer and director, which was largely offset by an increase in sales expense, an increase in salaries to non-management personnel, and an increase in accounting expenses associated with the evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of 2002. Accounting fees in 2005 are expected to remain higher than last year due to the expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We expect InfoTech’s management and administrative staff to be sufficient for the balance of the year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

“Corporate/Eliminations”

Three-Months Ended June 30, 2005 Compared to the Three-Months Ended June 30, 2004

	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)

Revenue:
Elimination of intercompany product revenue	$(69)	$(8)	$(61)	762.5%
Total	(69)	(8)	(61)	762.5
Gross Profit:
Elimination of intercompany product gross profit	(40)	(8)	(32)	(400.0)
Total	(40)	(8)	(32)	(400.0)
Selling, general and administrative expense	1,476	1,512	(36)	(2.4)
Research and development	76	211	(135)	(64.0)
Depreciation and amortization	42	28	14	50.0
Interest and other income	(150)	(39)	111	284.6
Interest expense (reduction)	(705)	(376)	329	87.5
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(779)	$(1,344)	$565	(42.0)%

Research and Development - In mid-2004, we made a decision to downsize our Corporate Research Group.  In January 2005 and again in March 2005, we made decisions to further downsize our Corporate Research Group, and effective March 31, 2005, we no longer had a Corporate Research Group. The research and development of approximately $0.1 million for the three-months ended June 30, 2005 is primarily associated with severance related expenses. Going forward the majority of our research and development will be handled through our segments.

Interest Expense Reduction - Our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures issued on June 30, 2003. The debentures were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/reduction in interest expense. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As of June 30, 2005, warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. During the three-months ended June 30, 2005 and 2004, we recorded interest expense reductions of $0.8 million and $0.3 million, respectively, as a result of such revaluations. Partially offsetting the decrease in expense associated with the interest reduction was $0.1 million of interest expense recorded on the Notes issued on June 10, 2005.

Six-Months Ended June 30, 2005 Compared to the Six-Months Ended June 30, 2004

	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)

Revenue:
Elimination of intercompany product revenue	$(456)	$(58)	$(398)	686.2%
Total	(456)	(58)	(398)	686.2
Gross Profit:
Elimination of intercompany product gross profit	(284)	(58)	(226)	(389.7)
Total	(284)	(58)	(226)	(389.7)
Selling, general and administrative expense	2,262	2,879	(617)	(21.4)
Research and development	186	397	(211)	(53.1)
Depreciation and amortization	85	61	24	39.3
Interest and other income	(276)	(416)	140	(33.6)
Interest expense (reduction)	(3,032)	(919)	(2,113)	229.9
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$491	$(2,060)	$2,551	(123.8)%

Selling, General and Administrative Expense - The decrease in selling, general and administrative expense in the six-months ended June 30, 2005 as compared to the six-months ended June 30, 2004 was primarily a result of bonus expense of approximately $0.7 million recorded during the six-months ended June 30, 2004, as compared to bonus expense of approximately $0.1 million recorded during the six-months ended June 30, 2005. The bonuses were accrued under the terms of an executive/senior management Incentive Recognition Policy and are based upon the achievement of certain prescribed goals.

Research and Development - In mid-2004, we made a decision to downsize our Corporate Research Group.  In January 2005 and again in March 2005, we made decisions to further downsize our Corporate Research Group, and effective March 31, 2005, we no longer had a Corporate Research Group. Going forward the majority of our research and development will be handled through our segments.

Interest and Other Income - Interest and Other Income is primarily a function of our short-term investments and interest earned on notes receivable.

Interest Expense Reduction - Our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures issued on June 30, 2003. The debentures were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/reduction in interest expense. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As of June 30, 2005, warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. During the six-months ended June 30, 2005 and 2004, we recorded interest expense reductions of $3.2 million and $0.9 million, respectively, as a result of such revaluations. Partially offsetting the decrease in expense associated with the interest reduction was $0.1 million of interest expense recorded on the Notes issued on June 10, 2005.

Income Taxes

We had effective income tax rates of 4.5% and 1.0% for the three-months ended June 30, 2005 and 2004, respectively, and 3.6% and 3.4% for the six-months ended June 30, 2005 and 2004, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of June 30, 2005, we have provided a valuation allowance to fully reserve the majority of our net operating loss carry forwards and our other existing net deferred tax assets, primarily as a result of our recent losses.

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

During the three-months ended June 30, 2005 and 2004, we recorded a gain of $31,522 and $0.2 million, respectively, on the issuances of 7,500 and 0.2 million shares of Digital Angel’s common stock, respectively. During the six-months ended June 30, 2005 and 2004, we recorded a gain of $0.4 million and incurred a loss of $1.8 million, respectively, on the issuances of 0.2 million and 4.0 million shares of Digital Angel’s common stock, respectively.

In addition, Digital Angel issued 0.6 million shares during the six-months ended June 30, 2005 under the terms of the Share Exchange Agreement between Digital Angel and us, as discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, which did not result in a gain or loss on issuance). Also, during the three and six-months ended June 30, 2004, Digital Angel issued 150,000 shares, which we acquired under the terms of a letter agreement among us, Digital Angel and Laurus Master Fund, Ltd., Digital Angel’s previous lender. Gains/losses on issuances of shares under the letter agreement were not included in the gains/losses noted above, as we intended to acquire such shares upon issuance.

The remaining shares issued by Digital Angel during the three and six-months ended June 30, 2005 and 2004 resulted from the issuance on March 1, 2004 of 3.0 million shares under an initial share exchange agreement with us, the exercise of Digital Angel’s stock options and warrants, the conversion of its preferred stock and for payment of services. The gain (loss) is comprised of (i) the minority owners’ interest in the value of the 3.0 million shares issued by Digital Angel to us on March 1, 2004, and (ii) net of gains from the issuance of shares in connection with the exercise of options and warrants, the conversion of preferred stock and for payment of services. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, we recorded a loss of $0.4 million and $0.3 million during the three-months ended June 30, 2005 and 2004, respectively, and a gain of $0.5 million and $1.9 million during the six-months ended June 30, 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel, including the purchase of 50,000 and 0.3 million shares of treasury stock by Digital Angel during the three and six-months ended June 30, 2005, respectively.

RESULTS OF DISCONTINUED OPERATIONS

 During the second quarter of 2004, Digital Angel’s Board of Directors approved a plan to sell our Medical Systems operations, and accordingly, the business assets of Medical Systems were sold in 2004. Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and six-months ended June 30, 2004, consisting of loss attributable to Medical Systems (we did not incur operating income/loss from discontinued operations during the three and six-months ended June 30, 2005:

	Three-Months Ended June 30,	Six-Months Ended June 30,

	2004	2004
Product revenue	$40	$204
Service revenue	32	223
Total revenue	72	427
Cost of products sold	20	87
Cost of services sold	82	317
Total cost of products and services sold	102	404
Gross profit	(30)	23
Selling, general and administrative expense	628	939
Depreciation and amortization	20	107
Other income and expense	72	105
Minority Interest	(225)	(338)
Loss from Discontinued Operations	$(525)	$(790)

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

On March 1, 2001, our board of directors approved a plan to offer for sale our IntelleSale business segment and several other non-core businesses. Prior to approving the plan, the assets and results of operations of the non-core businesses had been segregated for external and internal financial reporting purposes from our assets and results of operations. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, these businesses were reclassified and reported as discontinued operations. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined “measurement date”.

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

During the three-months ended June 30, 2005 and 2004, we increased the estimated loss on disposal of discontinued operations of by approximately $0 and $13,000, respectively. During the six-months ended June 30, 2005 and 2004, we increased (reduced) the estimated loss on disposal of discontinued operations by approximately $4,000 and $(2.1) million, respectively. During the six-month ended June 30, 2004 certain carrying costs were settled for less than previously anticipated. Carrying costs totaled $0.9 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements.

Net (Loss) Income

During the three-months ended June 30, 2005 and 2004, we reported a net loss of approximately $1.5 million and $3.0 million, respectively, and net income (loss) of approximately $0.1 million and $(1.5) million, respectively, for the six-months ended June 30, 2005 and 2004. Included in the loss for the three-months ended June 30, 2005 and 2004 was $0.8 million and $0.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income, and for the three-months ended June 30, 2005 and 2004 $0.4 million and $0.1 million, respectively, of loss attributable to capital transactions of subsidiary. Included in the net loss for the three-months ended June 30, 2004 was approximately $0.5 million of losses from discontinued operations. Excluding these items, we incurred a loss of approximately $2.4 million and approximately $2.7 million for the three-months ended June 30, 2005 and 2004, respectively.

Included in net income (loss) for the six-months ended June 30, 2005 and 2004 was $3.2 million and $0.9 million, respectively, of interest reduction as a result of the revaluation of the common stock warrants settleable into shares of the Digital Angel common stock owned by us. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that had had previously reserved, and for the six-months ended June 30, 2005 and 2004 $0.9 million and $0.1 million, respectively, of gain attributable to capital transactions of subsidiary. Included in the net loss for the six-months ended June 30, 2004 was approximately $1.3 million of income from discontinued operations. Excluding these items, we incurred a loss of approximately $5.0 million and approximately $3.8 million for the six-months ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of June 30, 2005, cash and cash equivalents totaled $22.1 million, a decrease of $8.7 million, or 28.2%, from $30.8 million at December 31, 2004.

Operating activities used cash of $6.7 million and $9.4 million during the six-months ended June 30, 2005 and 2004, respectively. During the six-months ended June 30, 2005, cash was used primarily for payment of accounts payable and accrued expenses and other current assets, offset by increased collections of accounts receivable. During the six-months ended June 30, 2004, cash was used primarily for purchases of inventory, payments of accounts payable and accrued expenses and to fund discontinued operations.

Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $3.7 million to $20.3 million at June 30, 2005 compared to $16.6 million at December 31, 2004. The increase in accounts receivable resulted primarily from the acquisitions of DSD, VeriChip Inc. and Instantel during the six-months ended June 30, 2005.

Inventory increased by approximately $3.9 million, or 48.1%, to $12.0 million at June 30, 2005, from $8.1 million at December 31, 2004. We attribute the increase primarily to the acquisitions of DSD, VeriChip Inc. and Instantel during the six-months ended June 30, 2005. DSD, VeriChip Inc. and Instantel contributed $1.4 million, $0.4 million and $1.7 million of the increase, respectively,

Accounts payable increased by $4.2 million, or 45.2%, to $13.5 million at June 30, 2005, from $9.3 million at December 31, 2004, due primarily the acquisitions of DSD, VeriChip Inc. and Instantel during the six-months ended June 30, 2005.

Accrued expenses decreased by $3.5 million, or 16.8%, to $17.3 million at June 30, 2005, from $20.8 million at December 31, 2004, due primarily to payments during the six-months ended June 30, 2005 of bonuses and other items that were accrued at December 31, 2004.

Dividends payable of approximately $1.5 million at June 30, 2005 are associated with our Preferred Stock, which we issued on June 10, 2005 in connection with the Instantel acquisition.

Investing activities used cash of $22.0 million and provided cash of $0.7 million during the six-months ended June 30, 2005 and 2004, respectively. During the six-months ended June 30, 2005, cash of $22.0 million was used for payments of costs of business acquisitions, net of cash acquired, and cash of $0.9 million was used to purchase property and equipment. Partially offsetting these uses was cash of $0.8 million provided from the collection of notes receivable. During the six-months ended June 30, 2004, cash of $0.7 million was provided primarily from the collection of notes receivable, cash of $0.6 million was provided by discontinued operations, and cash of $0.7 million resulted from a decrease in other assets. Partially offsetting these sources was cash of $0.8 million that was used to purchase property and equipment, and cash of $0.5 million that was used to purchase shares of Digital Angel.

Financing activities provided cash of $20.0 million and $9.0 million during the six-months ended June 30, 2005 and 2004, respectively. During the six-months ended June 30, 2005, $17.4 million was provided by the Preferred Stock and Notes, $2.1 million of cash was used for payment of borrowings and notes payable, and cash of $6.0 million was provided from the issuances of common shares. During the six-months ended June 30, 2004, cash of $5.7 million was provided from the issuances of common shares, and $3.7 million of cash was provided by the issuances of common stock and sale of our shares under the Share Exchange Agreement.

Financial Condition

As of June 30, 2005, our consolidated cash and cash equivalents totaled $22.1 million. Our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $8.9 million, Digital Angel had a cash balance of $12.7 million, and InfoTech had a cash balance of $0.5 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

•	To fund operations (excluding research and development) -$3.0 million;

•	To fund research and development - $5.0 million;

•	To fund capital expenditures - $2.5 million (we do not have any material commitments for capital expenditures); and

•	To fund principal debt payments - approximately $2.3 million. (We anticipate converting the Notes into shares of our Preferred Stock as more fully discussed below).

We anticipate the cash outlay for our research and development efforts relating to our Advanced Technology segment to be approximately $1.0 million and that Digital Angel’s cash outlay for its research and development efforts will be approximately $4.0 million for the next twelve months. InfoTech does not currently incur research and development expense.

We estimate that our Advanced Technology segment’s capital expenditures will be approximately $0.1 million, that Digital Angel’s capital expenditures will be approximately $2.4 million, and that InfoTech’s capital expenditures for the next 12 months will be de minimis.

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

We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations over the next 12 months. The major components of our plan are as follows:

•	to attempt to establish a sustainable positive cash flow business model;

•	to attempt to produce additional cash flow and revenue from our advanced technology products - VeriChipTM, Bio-ThermoTM and Thermo LifeTM;

•	to attempt to generate additional liquidity through divestiture of business units and assets that are not critical to us;

•
to attempt to expand the markets/distribution channels for VeriChip through the acquisitions of VeriChip Inc. and Instantel, which provide VeriChip Corporation with complementary companies that brings experienced management, revenue and a synergistic customer base; and

•	to attempt to continue Digital Angel’s growth under the leadership of its management team and through strategic acquisitions such as the recent acquisition of DSD.

No assurance can be given that we will be successful in implementing the plan. Our profitability and liquidity depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

Senior Unsecured Convertible Notes

As discussed in Note 4 to our unaudited Condensed Consolidated Financial Statements, we borrowed an aggregate of $5.0 million from the two investors under the Notes due December 10, 2005. We are entitled to extend the maturity of the Notes for an additional three months if the market price of our common stock on any of the ten trading days ending on and including the original maturity is less than the floor price of $3.25 per share. The Notes are payable in cash or, under certain conditions, are exchangeable for shares of our Preferred Stock upon maturity, at our option, as more fully discussed in Note 4 to our unaudited Condensed Consolidated Financial Statements. Currently, we meet all of those conditions. We believe that it is likely that we will meet those conditions upon maturity of the Notes, and we intend to exchange the Notes for shares of our Preferred Stock. While, we currently have sufficient funds to repay the Notes in cash, such cash repayment would materially and adversely affect our cash flow. In that event, we would be required, although there can be no assurance that we would be successful, to borrow funds, if available, or issue equity or debt or rely on our other sources of liquidity to raise funds to meet our needs.

We believe that with the cash we have on hand and the revenue and related cash flows we expect to generate during the next 12 months from our Advanced Technology segment, along with the availability under VeriChip Inc.’s credit line with Royal Bank of Canada of approximately $1.2 million as of June 30, 2005, we will have sufficient funds available to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel and InfoTech) for the next 12 months. We believe that Digital Angel has sufficient funds, with related cash flows, to cover its operating expenses over the next 12 to 24 months due to its cash on hand and its expected cash flow from operations. We believe that our InfoTech segment will have sufficient funds to cover its operating expenses over the next 12 months as a result of cash flow from operations, and InfoTech’s availability under its credit facility with Wells Fargo Business Credit Inc. and its wholesale financing agreement with IBM Credit LLC. As of June 30, 2005, InfoTech has approximately $0.5 million and $0.2 million available under its credit facility and wholesale financing agreement, respectively.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

•
our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™, Bio-Thermo™, Digital Angel™, Thermo Life™, HALO™, Hugs®, WatchMate®, RoamAlert™ and Assetrac™.

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

In some cases, you can identify forward-looking statements by terms such as “may,”  “should,”  “could,”   “would,”  “anticipates,”   “expects,”   “attempt,”   “intends,”
“plans,”“hopes,” “believes,” “seeks,” “estimates” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control. Also, these forward-looking statements represent our estimates and assumptions only as of the date the statement was made.

The information in this Form 10-Q is as of June 30, 2005, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of June 30, 2005, our debt consisted of InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, Digital Angel’s borrowings under a Danish credit facility bearing interest at prime plus 2%, the Notes and a mortgage and capitalized leases with fixed or implicit interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

Due to the de minimis amounts of foreign currency gains/losses recorded in our unaudited Condensed Consolidated Statements of Operations and the amount of foreign currency translation adjustment included in Other Comprehensive Income, we have concluded that there is no material market risk exposure, and therefore, no quantitative tabular disclosure is required. A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of a de minimis amount.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at June 30, 2005 Dollars in Millions
Total notes payable and long-term debt	$10.5
Notes payable bearing interest at fixed interest rates	$6.9
Weighted-average interest rate during the six-months ended June 30, 2005	10.5%

(1)  The weighted-average interest rate during the six-months ended June 30, 2005 excluded the impact of approximately $3.2 million of non-cash interest expense reduction associated with the revaluation of warrants which are settleable in shares of the Digital Angel common stock owned by us.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended June 30, 2005. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of June 30, 2005, we have recorded approximately $3.3 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 14 to our unaudited Condensed Consolidated Financial Statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to the sales of unregistered securities reported on our Current Reports on Form 8-K, we had the following unregistered sales of equity securities during the three-months ended June 30, 2005:

These securities were issued for services without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

Name/Entity/Nature	Date of Sale	Aggregate Amount of Consideration	Number of Persons	Note	Issued For	Number of Common Shares

Duff & Phelps	May 2005	$300,000	1	1	Services	75,038
						75,038

1)
Represents shares which were issued in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction documents included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that the shares must be held until registered or transferred in another transaction exempt from registration. In addition, the certificate representing the shares was legended to indicate that they were restricted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of our shareholders was held on June 11, 2005 to:

(1) Elect two directors to hold office until the 2008 Annual Meeting of Shareholders and until their successors have been duly elected and qualified. Other directors whose term of office continued after the meeting include Scott R. Silverman, J. Michael Norris, Michael Zarriello, and Constance K. Weaver. The results of the vote to elect two directors were as follows:

Name of Director	For	Withheld
Daniel E. Penni,	52,991,468	1,306,939
Dennis G. Rawan	53,328,388	970,019

(2) To ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2005. The proposal received 53,857,746 votes for, 310,060 votes against, and 130,601 abstentions;

(3) To approve an amendment and restatement of our 2003 Flexible Stock Plan to increase the number of authorized shares of common stock issuable under the plan from 2,600,000 to 5,200,000 shares, to ensure compliance with Section 409A of the Internal Revenue Code, and modify the plan to provide that awards granted under the plan generally will not be subject to the tax deduction limits of Section 162(m) of the Internal Revenue Code. The proposal received 7,436,494 votes for, 3,806,441 votes against, and 191,284 abstentions;

(4) To approve an amendment to our 1999 Employees Stock Purchase Plan to increase the number of authorized shares of common stock issuable under the plan from 900,000 to 1,300,000 shares. The proposal received 8,749,450 votes for, 2,539,953 votes against and 144,817 abstentions;

(5) To approve and adopt the 2005 Flexible Stock Plan of VeriChip Corporation, our subsidiary. The proposal received 7,633,737 votes for, 3,611,657 votes against and 188,825 abstentions; and

(6) To approve and adopt the 2005 Flexible Stock Plan of Thermo Life Energy Corp., our subsidiary. The proposal received 7,789,426 votes for, 3,457,474 votes against and 187,320 abstentions.

All of the proposals were approved.

ITEM 5.  OTHER INFORMATION

On June 11, 2005, our shareholders approved an amendment and restatement of our 2003 Flexible Stock Plan (the “2003 Plan”) to increase the number of authorized shares of our common stock issuable under the plan from 2,600,000 to 5,200,000 shares, to ensure compliance with Section 409A of the Internal Revenue Code, and to modify the plan to provide that awards granted under the plan generally will not be subject to the tax deduction limits of Section 162(m) of the Internal Revenue Code. The 2003 Plan is intended to attract, retain, motivate and reward employees, directors and other individuals and to encourage ownership of our common stock by employees, directors and other individuals. The 2003 Plan also allows us to grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement of a participant and us. On July 6, 2005, we granted 1.8 million options under the 2003 Plan to our directors and executive officers, and on August 5, 2005, we granted 7,385 shares of our common stock to one of our directors as payment for directors’ fees. The 2003 Plan is included as Exhibit 10.13 to this Quarterly Report.

On June 1l, 2005, our shareholders approved an amendment to our 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) increasing the number of shares of our common stock, which may be issued under the Stock Purchase Plan to from 900,000 to 1,300,000. The Stock Purchase Plan provides for the granting of options to our employees and employees of our subsidiaries who are eligible to participate in the Stock Purchase Plan and who elect to participate. The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code. On July 5, 2005, we granted 200 options to our executive officers under the Stock Purchase Plan. The Stock Purchase Plan is included as Exhibit 10.14 to this Quarterly Report.

On June 1l, 2005, our shareholders approved the adoption of the 2005 Flexible Stock Plan of VeriChip Corporation, our subsidiary (the “VeriChip Plan”). The VeriChip Plan is intended to attract, retain, motivate and reward employees, directors and other individuals and to encourage ownership by employees, directors and other individuals of VeriChip Corporation’s common stock. The VeriChip Plan is also intended to allow VeriChip Corporation to grant awards of VeriChip Corporation’s common stock in lieu of payments of cash compensation pursuant to the mutual agreement of a participant and VeriChip Corporation. To date, no awards have been made to our directors or executive officers under the VeriChip Plan. The VeriChip Plan is included as Exhibit 10.15 to this Quarterly Report.

On June 1l, 2005, our shareholders approved the adoption of the 2005 Flexible Stock Plan of Thermo Life Energy Corp., our subsidiary (the “Thermo Life Plan”). The Thermo Life Plan is intended to attract, retain, motivate and reward employees, directors and other individuals and to encourage ownership by employees, directors and other individuals of Thermo Life Energy Corp.’s common stock. The Thermo Life Plan is also intended to allow Thermo Life Energy Corp. to grant awards of Thermo Life Energy Corp.’s common stock in lieu of payments of cash compensation pursuant to the mutual agreement of a participant and Thermo Life Energy Corp. To date, no awards have been made to our directors or executive officers under the Thermo Life Plan. The Thermo Life Plan is included as Exhibit 10.16 to this Quarterly Report.

We filed a Current Report on Form 8-K on July 26, 2005 reporting that PDSC entered into a Settlement and Mutual General Release of Claims Agreement (the “Agreement”), among PDSC, us, Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (collectively, “Tahim”). The settlement related to a claim by PDSC and us against Tahim. Tahim was engaged as PDSC’s independent accounting firm prior to our acquisition of PDSC in October 2000. Under the terms of the Agreement, which became effective on July 22, 2005 upon the release of all parties, Tahim was obligated to pay PDSC $540,000. The Agreement replaced a short-form letter agreement entered into by the parties on June 29, 2005.

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

Applied Digital Solutions, Inc. (Registrant)

Dated: August 8, 2005	By:	/S/ EVAN C. MCKEOWN
Evan C. McKeown Senior Vice President, Chief Financial Officer

Exhibit
Number	Description

3.1
Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

3.4
Certificate of Designations of the Series D Convertible Preferred Stock of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.1	Patient Security Systems Capital Equipment Supplier Agreement between Novation, LLC and eXI Wireless Systems, Inc.*

10.2
Share Purchase Agreement by and among Instantel, Inc., Instantel Holding Company s.ar.l., Perceptis, L.P., VeriChip Inc. and solely for the purposes of Section 1.4 of the Agreement, Applied Digital Solutions, Inc. and VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.3
Second Amendment to Loan Documents dated June 28, 2005 by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2005)

10.4
Registration Agreement dated as of as of June 10, 2005 between Applied Digital Solutions, Inc. and Perceptis, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.5
Registration Agreement dated as of as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.6
Exchange Agreement dated as of June 9, 2005 by and between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.7
Securities Purchase Agreement by and among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. dated as of June 9, 2005 (incorporated by reference to Exhibit 10.51 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.8	Form of Senior Unsecured Note dated as of June 10, 2005 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.9
Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.10
Form of Warrant to Purchase Common Stock of VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.11
Registration Rights Agreement dated as of June 10, 2005, by and among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.12
Settlement and Mutual General Release of Claims Agreement among Pacific Decision Sciences Corporation, Applied Digital Solutions, Inc., Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2005)

10.13	Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.14	Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as Amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.15	VeriChip Corporation 2005 Flexible Stock Plan*

10.16	Thermo Life Energy Corp. 2005 Flexible Stock Plan*

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______
* - Filed herewith