Form 10-Q
period 2005-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2005-11-08
CIK 924642

As Filed with the Securities and Exchange Commission on November 8, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 7, 2005:

Class	Number of Shares
Common Stock: $.01 Par Value	67,038,965

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	September 30,	December 31,
	2005	2004
Current Assets	(unaudited)
Cash and cash equivalents	$20,697	$30,839
Restricted cash	-	327
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $784 in 2005 and $810 in 2004)	19,531	16,553
Inventories	12,347	8,115
Notes receivable	330	621
Other current assets	3,404	2,237
Total Current Assets	56,309	58,692

Property And Equipment, net	10,791	7,864

Notes Receivable, net	197	263

Goodwill, net	92,123	68,194

Intangible Assets, net	23,592	4,011

Other Assets, net	919	1,164

	$183,931	$140,188

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$7,553	$2,044
Accounts payable	12,418	9,318
Other accrued expenses	17,304	20,811
Net liabilities of discontinued operations	5,596	5,495
Total Current Liabilities	42,871	37,668

Long-Term Debt and Notes Payable	3,714	2,288

Warrants Payable	1,123	4,331

Long-Term Deferred Tax Liability	6,667	-

Deferred Purchase Price Obligation	2,500	-

Deferred Revenue	642	744

Total Liabilities	57,517	45,031

Commitments And Contingencies

Minority Interest	53,026	54,313

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2005 and 2004 of $10 par value; special voting, no shares issued or outstanding in 2005 and 2004, Class B voting, no shares issued or
outstanding in 2005 and 2004	-	-
Common shares: Authorized 125,000 shares in 2005 and 2004, of $.01 par value; 67,133 shares issued and 67,033 shares outstanding in 2005
and 56,541 shares issued and 56,441 shares outstanding in 2004	671	565
Additional paid-in capital	504,653	471,271
Accumulated deficit	(433,720)	(431,222)
Common stock warrants	4,208	2,882
Treasury stock (carried at cost, 100 shares in 2005 and 2004)	(1,777)	(1,777)
Accumulated other comprehensive income	(48)	402
Notes received for shares issued	(599)	(1,277)
Total Stockholders’ Equity	73,388	40,844

	$183,931	$140,188

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three-Months		For The Nine-Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Product revenue	$23,922	$23,808	$67,617	$69,305
Service revenue	3,883	3,918	11,521	11,260
Total revenue	27,805	27,726	79,138	80,565

Cost of products sold	14,030	17,601	41,083	51,249
Cost of services sold	2,241	2,494	6,523	6,379

Gross profit	11,534	7,631	31,532	22,937

Selling, general and administrative expense	12,457	8,926	33,150	25,730
Research and development	1,935	995	4,902	3,060
Depreciation and amortization	863	445	2,317	1,425
Interest and other income	(1,101)	(247)	(2,284)	(827)
Interest expense (reduction)	604	60	(2,151)	(389)

Loss from continuing operations before taxes,
minority interest and gain (loss) attributable to capital
transactions of subsidiary	(3,224)	(2,548)	(4,402)	(6,062)

(Provision) benefit for income taxes	(50)	14	(92)	(105)

Loss from continuing operations before minority interest and
gain (loss) attributable to capital transactions of subsidiary	(3,274)	(2,534)	(4,494)	(6,167)

Minority interest	549	118	1,014	808

Net (loss) gain on capital transactions of subsidiary	-	(38)	411	(1,805)

Gain (loss) attributable to changes in minority interest as a
result of capital transactions of subsidiary	46	(298)	528	1,593

Loss from continuing operations	(2,679)	(2,752)	(2,541)	(5,571)

Income (loss) from discontinued operations	47	202	47	(588)

Change in estimate on loss on disposal of discontinued operations
and operating losses during the phase out period	-	70	(4)	2,184

Net loss	(2,632)	(2,480)	(2,498)	(3,975)
Preferred stock dividends	(73)	-	(1,573)	-
Accretion of beneficial conversion feature of Redeemable Preferred Stock - Series D	-	-	(474)	-

Net loss available to common stockholders	$(2,705)	$(2,480)	$(4,545)	$(3,975)

Loss per common share - basic
Loss from continuing operations	$(0.04)	$(0.05)	$(0.07)	$(0.11)
Income from discontinued operations	-	-	-	0.03

Net loss per common share - basic	$(0.04)	$(0.05)	$(0.07)	$(0.08)

Loss per common share - diluted
Loss from continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.11)
Income from discontinued operations	-	-	-	0.03

Net loss per common share - diluted	$(0.04)	$(0.05)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding - basic	65,333	51,195	61,569	50,003

Weighted average number of common shares outstanding - diluted	66,814	51,195	62,131	50,003

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine-Months Ended September 30, 2005
(In Thousands)
(Unaudited)

									Accumulated
					Additional		Common		Other	Notes	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock	Treasury	Comprehensive	Received For	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Warrants	Stock	Income (Loss)	Shares Issued	Equity

Balance - December 31, 2004	-	$-	56,541	$565	$471,271	$(431,222)	$2,882	$(1,777)	$402	$(1,277)	$40,844
Net income	-	-	-	-	-	(2,498)	-	-	-	-	(2,498)
Comprehensive income (loss) - Foreign currency translation	-	-	-	-	-	-	-	-	(450)	-	(450)
Total comprehensive income (loss)	-	-	-	-	-	(2,498)	-	-	(450)	-	(2,948)
Adjustment to allowance for uncollectible portion of notes receivable	-	-	-	-	-	-	-	-	-	629	629
Stock option repricing	-	-	-	-	(230)	-	-	-	-	-	(230)
Issuance of common shares	-	-	438	4	643	-	-	-	-	-	647
Exercise of warrants	-	-	1,500	15	5,646	-	(456)	-	-	-	5,205
Preferred stock dividend	-	-	-	-	(1,500)	-	-	-	-	-	(1,500)
Issuance of common shares, options, and warrants for services	-	-	7	-	74	-	-	-	-	-	74
Fees paid to Satellite investors	-	-	-	-	(60)	-	-	-	-	-	(60)
Issuance of warrants to Satellite investors	-	-	-	-	1	-	1,781	-	-	-	1,782
Beneficial conversion features of debt and preferred stock issued to Satellite investors	-	-	-	-	675	-	-	-	-	-	675
Accretion of beneficial conversion feature	-	-	-	-	(474)	-	-	-	-	-	(474)
Issuance of common shares to Instantel escrow account	-	-	808	8	(8)	-	-	-	-	-	-
Issuance of common shares, options, and warrants for eXI Corporation acquisition	-	-	3,463	35	12,645	-	1	-	-	-	12,681
Issuance of common shares to Digital Angel Corporation	-	-	685	7	3,493	-	-	-	-	-	3,500
Satellite conversion of redeemable preferred stock - series D to common stock	-	-	3,676	37	12,426	-	-	-	-	-	12,463
Adjustment for notes received for shares issued	-	-	(17)	-	(49)	-	-	-	-	49	-
Issuance of common shares for settlement	-	-	32	-	100	-	-	-	-	-	100
Balance - September 30, 2005	-	$-	67,133	$671	$504,653	$(433,720)	$4,208	$(1,777)	$(48)	$(599)	$73,388

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine-Months
	Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Net loss	$(2,498)	$(3,975)

Adjustments to reconcile net loss to net cash
used in operating activities:
Income from discontinued operations	(43)	(1,596)
Non-cash compensation and administrative expenses	169	(391)
Impairment of notes receivable	105	371
Depreciation and amortization	3,046	1,961
Non-cash interest expense reduction	(2,693)	(971)
Deferred income taxes	(309)	-
Minority interest	(1,014)	(808)
Net (gain) loss on capital transactions of subsidiary	(411)	1,805
Gain attributable to changes in minority interest as a result
of capital transactions of subsidiary	(528)	(1,593)
Loss on sale of equipment	54	79
Change in assets and liabilities:
Decrease in restricted cash	327	115
Decrease (increase) in accounts receivable	2,511	(1,114)
Increase in inventories	(623)	(2,953)
(Increase) decrease in other current assets	(501)	855
Decrease in accounts payable, accrued expenses
and other long-term liabilities	(5,156)	(175)
Net cash provided by (used in) discontinued operations	138	(1,253)
Net Cash Used In Operating Activities	(7,426)	(9,643)

Cash Flows From Investing Activities
Decrease in notes receivable	881	683
Decrease (increase) in other assets	36	(731)
Proceeds from sale of property and equipment	-	34
Payments for property and equipment	(1,718)	(1,120)
Payments for costs of business acquisitions, net of cash acquired	(22,101)	(46)
Purchase of Shares of Digital Angel Corporation	-	(455)
Net cash provided by discontinued operations	-	1,730
Net Cash (Used In) Provided By Investing Activities	(22,902)	95

Cash Flows From Financing Activities
Net amounts (repaid) borrowed on notes payable	(1,483)	180
Payments on long-term debt	(52)	(843)
Proceeds from issuance of debentures and preferred stock	17,440	-
Preferred stock dividends	(41)	-
Other financing costs	-	(101)
Issuance of common shares	6,067	5,702
Stock issuance costs	(215)	(318)
Proceeds from subsidiary issuance of common stock, net of repurchases	(1,179)	3,789
Net cash used in discontinued operations	-	(910)
Net Cash Provided By Financing Activities	20,537	7,499

Net Decrease In Cash And Cash Equivalents	(9,791)	(2,049)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(351)	(4)

Cash And Cash Equivalents - Beginning Of Period	30,839	10,161

Cash And Cash Equivalents - End Of Period	$20,697	$8,108

See the accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited Condensed Consolidated Financial Statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”, “Registrant”, “us”, “we”, or “our”) as of September 30, 2005, and December 31, 2004 (the December 31, 2004, financial information included in this report has been extracted from our audited financial statements included in our 2004 Annual Report on Form 10-K), and for the three and nine-months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited Condensed Consolidated Financial Statements have been made.

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

During the second quarter of 2004, we made a decision to sell the business assets of Medical Systems as more fully discussed in Note 10. As a result, its operations are included as part of our discontinued operations for all periods presented.

The unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

During the three-months ended September 30, 2005 and 2004, we reported a loss from continuing operations of approximately $2.7 million and $2.8 million, respectively, and during the nine-months ended September 30, 2005 and 2004, we reported a loss from continuing operations of approximately $2.5 million and $5.6 million, respectively. Included in the loss for the three-months ended September 30, 2005 was $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. Included in the loss for the three-months ended September 30, 2005 and 2004 was $34,000 and $0.9 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the common stock of our majority-owned subsidiary Digital Angel Corporation (“Digital Angel”), that we own, and exercisable into shares of our common stock or settleable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As a result of the holder having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Included in the loss for the nine-months ended September 30, 2005 and 2004 was $3.2 million and $1.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. Also, included for the nine-months ended September 30, 2005 was $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001 and income attributable to capital transactions of subsidiary of $0.9 million, as compared to a loss attributable to capital transactions of subsidiary of $0.2 million for the nine-months ended September 30, 2004. Excluding these items, we incurred losses from continuing operations of approximately $7.8 million and $6.7 million for the nine-months ended September 30, 2005 and 2004, respectively, primarily resulting from lower sales of our voice, data and video telecommunications networks.

Historically, we have incurred losses and have not generated positive cash flows from operations. As of September 30, 2005, we have an accumulated deficit of approximately $433.7 million. Our consolidated operating activities used cash of $7.4 million and $9.6 million during the nine-months ended September 30, 2005 and 2004, respectively. Digital Angel has incurred losses and has not generated positive cash flows from operations. Digital Angel incurred losses during the three and nine-months ended September 30, 2005 and 2004, as presented in Note 6. In addition, Digital Angel’s operating activities used cash of $1.6 million and $0.7 million during the nine-months ended September 30, 2005 and 2004, respectively.

We have realigned our Advanced Technology business segment as a result of our subsidiary, VeriChip Corporation’s, recent acquisitions of VeriChip Inc. and Instantel Inc. as more fully discussed in Note 7. We now operate in four business segments: Advanced Technology, VeriChip Corporation, referred to as VeriChip, Digital Angel and InfoTech USA, Inc., referred to as InfoTech. Prior period information has been reclassified accordingly.

Revenue Recognition for Acquired Subsidiaries

The revenue recognition policy for VeriChip Inc. and Instantel is as follows:

Hardware and software revenues are recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of: (a) VSOE being established, or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is post contract support, the entire fee is recognized ratably over the post contract support period, and if the only undelivered element is service, the entire fee is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements. The business operations of VeriChip Inc. and Instantel, which are included in our VeriChip segment, are discussed in Notes 6 and 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Revenue Recognition for Digital Angel

Digital Angel, except for its subsidiary OuterLink Corporation (“OuterLink”), recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel offers a warranty on its products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is Digital Angel’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

OuterLink earns revenue from messaging services and from the sale of related products to customers (communication terminals and software). OuterLink’s messaging service is only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period of 30 months.

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

As of September 30, 2005, we have five stock-based employee compensation plans and our subsidiaries collectively had eight stock-based employee compensation plans. As permitted under FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, we have elected to continue to follow the intrinsic value method in accounting for our stock-based compensation arrangements as defined by APB 25 and FIN 44.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supersedes APB 25. FAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The adoption date of FAS 123R, which was originally scheduled for July 1, 2005, has been delayed. The provisions of FAS 123R will become effective for us on January 1, 2006. We expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
 We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123. In addition, we have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under our arrangements as well as to the arrangement of our subsidiaries:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,	Nine-Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net loss available to common stock holders, as reported	$(2,705)	$(2,480)	$(4,545)	$(3,975)
Add back (deduct): Total stock-based employee compensation expense determined under APB 25 for all awards, net of related tax effects(1)	23	(24)	(104)	(382)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(2)	(1,767)	(2,380)	(3,656)	(5,955)

Pro forma net loss	$(4,448)	$(4,884)	$(8,305)	$(10,313)
Interest and dividends on convertible notes payable	(235)	–	(127)	–
Pro forma net loss available to common stock holders	(4,683)	$(4,884)	(8,432)	$(10,313)

Loss per share:
Basic—as reported	$(0.04)	$(0.05)	$(0.07)	$(0.08)
Diluted—as reported	$(0.04)	$(0.05)	$(0.08)	$(0.08)
Basic—pro forma	$(0.07)	$(0.10)	$(0.13)	$(0.21)
Diluted—pro forma	$(0.07)	$(0.10)	$(0.14)	$(0.21)

(1)
For the three-months ended September 30, 2005 and 2004, amounts include $46,000 and $0 of compensation expense, respectively, associated with subsidiary options. For the nine-months ended September 30, 2005 and 2004, amounts include $0.1 million and $21,000 of compensation expense associated with subsidiary options.

(2)
For the three-months ended September 30, 2005 and 2004, amounts include $1.0 million and $1.5 million of compensation expense, respectively, associated with subsidiary options. For the nine-months ended September 30, 2005 and 2004, amounts include $2.6 million and $4.1 million of compensation expense, respectively, associated with subsidiary options.

The weighted-average per share fair value of options granted during the three-months ended September 30, 2005 and 2004, under our plans was $1.48 and $1.73, respectively. The weighted-average per share fair value of options granted during the nine-months ended September 30, 2005 and 2004, under our plans was $1.51 and $1.78, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Three-Months Ended September 30, 2005	Three-Months Ended September 30, 2004	Nine-Months Ended September 30, 2005	Nine-Months Ended September 30, 2004
Estimated option life	5 years	8 years	5 years	8 years
Risk free interest rate	4.13%	4.07%	4.14%	4.03%
Expected volatility	50.00%	69.00%	50.00%	69.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

2.  Principles of Consolidation

The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 55.4% owned subsidiary, Digital Angel Corporation (AMEX:DOC), and our 52.5% owned subsidiary, InfoTech USA, Inc. (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our majority-owned subsidiary InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.’s results of operations have been reflected in the unaudited Condensed Consolidated Financial Statements on a calendar year basis.

3.  Inventory

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials	$4,938	$3,115
Work in process	1,893	1,309
Finished goods	7,927	5,634
	14,758	10,058
Allowance for excess and obsolescence	(2,411)	(1,943)
	$12,347	$8,115

4.  Financing Agreements

Financing Agreement with Institutional Investors

In connection with the acquisition of Instantel, we entered into a financing agreement with certain institutional investors, whereby we issued our Series D Convertible Preferred Stock (the “Preferred Stock”), our Series E Warrants (the “Warrants”) and our Senior Unsecured Convertible Notes (the “Notes”). Pursuant to a Securities Purchase Agreement, Certificate of Designation of the Series D Convertible Preferred Stock and the Warrants, we issued 7,860 shares and 4,640 shares, respectively, of our Series D Convertible Preferred Stock, par value $10.00 per share, to Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, and Warrants to acquire 739,516 and 436,559 shares of our common stock, respectively, to Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC. In addition, VeriChip issued the VeriChip Warrants, which are exercisable by Satellite

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC into 94,320 and 55,680 shares of VeriChip’s common stock, respectively. We are subject to certain covenants, including limitations on our permitted debt and our permitted liens, pursuant to the issuance of the securities under the Securities Purchase Agreement. The Warrants are exercisable at any time at an exercise price of $4.09 per share until they expire on June 10, 2010, subject to anti-dilution provisions. The VeriChip Warrants are exercisable at an exercise price of $8.00 per share, subject to anti-dilution provisions, from June 10, 2005 through June 10, 2007 conditioned upon certain terms of the Agreement. The warrants were valued using the Black-Scholes valuation model. We registered the shares of our common stock issuable upon the conversion of the Preferred Stock and the exercise of the Warrants on a registration statement declared effective by the Securities and Exchange Commission on July 15, 2005. The total consideration for the Preferred Stock, the Warrants and the VeriChip Warrants was $12.5 million in cash.

Notes

We borrowed an aggregate of $5,000,000 from the two Satellite institutional investors under the Notes due December 10, 2005. We are entitled to extend the maturity of the Notes for an additional three months if the market price of our common stock on any of the ten trading days ending on and including the original maturity is less than the floor price of $3.25 per share. The Notes are payable in cash or exchangeable for shares of the Preferred Stock at our option provided: (i) an event of default has not occurred, (ii) the Initial Registration Statement as defined in the Registration Rights Agreement is effective as required, (iii) our common stock is authorized for quotation on the Nasdaq SmallCap Market or the Nasdaq National Market or listed on the New York Stock Exchange and (iv) we have adequately reserved the number of shares of our common stock as required in the Securities Purchase Agreement. Currently, we meet all of those conditions, although our current stock price is less than the floor price of $3.25 per share. We believe that it is likely that we will meet those conditions upon maturity of the Notes, and we intend to exchange the Notes for shares of our Preferred Stock, assuming our stock price equals or exceeds the floor price at the time of the exchange. If we are required repay the Notes in cash it would materially and adversely affect our cash flow and we would be required to attempt to borrow funds or issue equity or debt or rely on our other sources of liquidity to raise funds to meet our payment obligations.

The Notes were issued in the principal outstanding amount of $5,000,000, which is equal to 93.45% of the face amount (i.e., $5,350,455), or a 14% per annum discount rate. Principal accrues on a daily basis from the issue date through the earlier of the date on which the Notes are paid in full or are exchanged for shares of our Preferred Stock. Under the terms of a Registration Rights Agreement, we will be obligated to register shares of our common stock underlying the shares of Preferred Stock that we may issue in connection with the Notes.

If we exercise our option to convert the Notes into shares of the Preferred Stock (which is subject to certain mandatory redemption provisions) we will be required to reflect the Preferred Stock on our balance sheet as temporary equity. In addition, we will be obligated to accrue approximately two years worth of dividends on the Preferred Stock, or approximately $0.6 million, at the time of issuance of the Preferred Stock, since the holders will have the right to receive a minimum of an aggregate of two years worth of dividends if the Preferred Stock is redeemed or converted at any time before the two-year anniversary of the issue date. If certain fundamental changes occur in respect of the Preferred Stock, the holders may require us to redeem the Preferred Stock at a price per share equal to the greater of (i) 120% of the stated value ($1,000 per share) of the Preferred Stock then outstanding plus accrued dividends, and (ii) the product of the number of conversion shares issuable upon conversion of the Preferred Stock being redeemed, without regard to any limitation on conversion, times the then in effect market price for our common stock. Fundamental changes consist of (i) the failure of any material representation or warranty of ours as set forth in the Securities Purchase Agreement, the Certificate of Designation or the other transaction documents to be true and correct in all material respects as of the issue date as if made on such

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

date; (ii) our failure at any time to comply with or perform in all material respects all of the material agreements, obligations and conditions set forth in the Securities Purchase Agreement, the Certificate of Designation or the other transaction documents that are required to be complied with or performed by us (after giving effect to any grace periods specified therein); (iii) a change of control (as defined) occurs; or (iv) a liquidation event (as defined) occurs or is publicly announced by or with respect to us.

Proceeds

We used the net proceeds from the financing of approximately $17.4 million, together with approximately $4.7 million of internal cash, to fund the acquisition of Instantel, which is more fully discussed in Note 7.

The proceeds from the financing were allocated on a relative fair value basis as follows:

(in thousands)
Relative Fair Value of Preferred Stock	$11,003
Relative Fair Value of Series E Warrant	1,780
Relative Fair Value of VeriChip Warrant	1
Relative Fair Value of Note	4,716
Subtotal	17,500
Less costs and expenses	(140)
Net proceeds	$17,360

Since the Preferred Stock was issued with a conversion feature that was “in the money” on the date of issuance, we recorded a beneficial conversion feature (“BCF”) attributable to the Preferred Stock of $0.5 million. The value of the BCF was recognized and measured separately by allocating to additional paid-in capital a portion of the proceeds equal to the intrinsic value of the conversion feature. We calculated the BCF by subtracting the relative fair value of the Preferred Stock from the fair value of the if converted shares, based on the market value of our common stock on June 10, 2005 of $3.59 per share. The BCF was recorded as a reduction in the value assigned to the Preferred Stock and an increase in additional paid-in capital. Since the Preferred Stock was convertible into our common stock immediately upon issuance, the full accretion of the BCF was recorded through equity on June 10, 2005, increasing the loss available to our common stockholders and loss per share of our common stock.

Since the holders of the Preferred Stock received the right to payment of a minimum of an aggregate of two years worth of dividends, we recorded a liability of $1.5 million for payment of dividends as of June 30, 2005. In addition, the number of shares of our common stock that were issued in payment of dividends was determined based on 95% of the market price of our common stock on the dates of conversion. As a result, we recorded a deemed dividend of $0.1 million during the three-months ended September 30, 2005. The dividends have also increased the loss available to our common stockholders and loss per share of our common stock.

We recorded a BCF of approximately $0.2 million in connection with the Notes. The BCF attributable to the Notes was recorded as a reduction in the value assigned to the Notes (original issue discount) and an increase in additional paid-in-capital. The total original issue discount for the Notes was $0.8 million and will be accreted over the life of the Notes (six months) as additional interest expense. We recorded interest expense of approximately $0.4 million and $0.5 million during the three and nine-months ended September 30, 2005, respectively, in connection with the Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
Conversion of the Preferred Stock

The shares of Preferred Stock we issued on June 10, 2005, as more fully discussed above, were convertible into 2,010,230 shares and 1,186,701 shares of our common stock at the option of Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, respectively, at a conversion price of $3.91 per share, subject to anti-dilution provisions. Dividends accrued at 6% annually, subject to the holder’s right to receive a minimum of two years worth of dividends if the Preferred Stock was redeemed or converted before the two-year anniversary of the issue date, and were payable quarterly. The dividends were payable in cash or in shares of our common stock, at our option. On July 21, 2005 and August 11, 2005, Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC converted 7,860 and 4,640 shares of the Preferred Stock, or 100 percent of the Preferred Stock issued to them, respectively, into 2.0 million and 1.2 million shares of our common stock, respectively. In addition, we issued 0.3 million and 0.2 million shares of our common stock to Strategic Finance Partners, Ltd. and Strategic Finance Associates, LLC, respectively, in payment of dividends on the shares of Preferred Stock, which were due upon conversion, based upon an weighted-average conversion rate of $3.05 per share. We paid the quarterly dividends due on July 1, 2005 in the amount of $41,096 in cash.

Extension and Exercise of Warrants

On October 21, 2004, we entered into a Securities Purchase Agreement (the “Agreement”) with Satellite Strategic Finance Associates, LLC (“Satellite”) whereby, among other things, we issued to Satellite 2.5 million shares of our common stock in a private placement. The Agreement provided Satellite with a Series C Warrant, which was exercisable into 1.5 million shares of our common stock at an exercise price of $4.33 per share, and a Series D Warrant, which is exercisable into 666,667 shares of our common stock at an exercise price of $5.05 per share. The Series C Warrant terms provided for expiration in April 2005. On March 31, 2005, we amended the exercise price of the Series C Warrant from $4.33 per share to an exercise price equal to one cent above the closing price of our common stock on March 31, 2005, or $3.47 per share. Satellite exercised the Series C Warrant on March 31, 2005. The Series D Warrant still remains outstanding and is exercisable through October 21, 2010. The proceeds from Satellite’s exercise of the Series C Warrant were approximately $5.2 million.

Credit Facilities

Digital Angel’s subsidiary, DSD Holdings A/S (“DSD”), is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million (approximately $1.9 million at September 30, 2005). At September 30, 2005, the annual interest rate on the facility was 4.2%, approximately $1.7 million was outstanding, and the borrowing availability under the facility was approximately $0.2 million.

VeriChip Inc. is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to $1.2 million (no amount was outstanding as of September 30, 2005). The annual interest rate on the facility is the Bank of Canada prime rate plus 1%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

5.  (Loss) Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss (earnings) per common share:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic (loss) earnings per share -
Net loss from continuing operations	$(2,679)	$(2,752)	$(2,541)	$(5,571)
Preferred stock dividends	(73)	–	(1,573)	–
Accretion of beneficial conversion feature	–	–	(474)	–
Loss from continuing operations available to common stockholders	(2,752)	(2,752)	(4,588)	(5,571)
Net income from discontinued operations	47	272	43	1,596
Net loss available to common stockholders	$(2,705)	$(2,480)	$(4,545)	$(3,975)

Numerator for diluted (loss) earnings per share -
Net loss from continuing operations	$(2,679)	$(2,752)	$(2,541)	$(5,571)
Preferred stock dividends	(73)	–	(1,573)	–
Accretion of beneficial conversion feature	–	–	(474)	–
Loss from continuing operations available to common stockholders	(2,752)	(2,752)	(4,588)	(5,571)
Add back: Interest on Convertible Note	407	–	515	–
Preferred stock dividends associated with Convertible Note	(642)	–	(642)	–
Loss from continuing operations available to common stockholders	(2,987)	(2,752)	(4,715)	(5,571)
Net income from discontinued operations	47	272	43	1,596
Net loss available to common stockholders	$(2,940)	$(2,480)	$(4,672)	$(3,975)

Denominator:
Denominator for basic (loss) earnings per share -
Basic weighted-average shares	65,333	51,195	61,569	50,003

Denominator for diluted (loss) earnings per share - (1)
Basic weighted-average shares	65,333	51,195	61,569	50,003
Convertible Note	1,481	–	562	–
Diluted weighted-average shares	66,814	51,195	62,131	50,003

Basic (loss) earnings per share:
Continuing operations	$(0.04)	$(0.05)	$(0.07)	$(0.11)
Discontinued operations	–	0.00	–	0.03
Total – Basic	$(0.04)	$(0.05)	$(0.07)	$(0.08)
Diluted (loss) earnings per share:
Continuing operations	$(0.04)	$(0.05)	$(0.08)	$(0.11)
Discontinued operations	–	0.00	–	0.03
Total – Diluted	$(0.04)	$(0.05)	$(0.08)	$(0.08)

(1)	The weighted-average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Preferred stock	1,299	–	679	–
Stock options	606	78	1,075	159
Warrants	55	199	254	278
	1,960	277	2,008	437

6.  Segment Information

We operate in four business segments: Advanced Technology, VeriChip, Digital Angel and InfoTech.

Advanced Technology

Our Advanced Technology segment specializes in developing innovative identification and security products including:

•	secure voice, data and video telecommunications networks;

•	proprietary call center software; and

•	customer relationship management software and services.

VeriChip

Our VeriChip segment develops, markets and provides RFID safety and security devices and software platforms that enable professionals primarily in healthcare to more effectively identify, locate and protect people and property. Our VeriChip segment currently markets, develops and sells RFID products in the following principal business activities:

•	human-implantable RFID-enabled products for use in a variety of healthcare, security and other applications;

•	patient protection, wander prevention, and maternity ward infant protection systems combining automated RFID identification and real-time location technologies;

•	RFID based asset location and management systems to hospitals and other healthcare providers; and

•	RFID-enabled tool location and vibration monitoring systems.

VeriChip operates in two divisions: Healthcare and Safety and Security.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Digital Angel

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

Digital Angel operates in two divisions: Animal Applications and GPS and Radio Communications.

InfoTech Segment

Our InfoTech segment is a full service provider of information technology (“IT”) products and services. The principal products and services in this segment are computer hardware and computer services. InfoTech’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

Corporate/Eliminations

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

The accounting policies of all segments are the same as those described in our summary of significant accounting policies published in our Annual Report on Form 10-K filed for the year-ended December 31, 2004, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices, and certain shared expenses such as rent, legal services, accounting fees, internet access, among others, and interest expense have been allocated to our VeriChip segment. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate our financial performance based on our segments’ results as presented below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Following is the selected segment data as of and for the three-months ended September 30, 2005:

	Three-Months Ended September 30, 2005
	(in thousands)
	Advanced Technology	VeriChip	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$2,032	$5,567	$13,217	$3,117	($11)	$23,922
Service	2,472	511	541	359	–	3,883
Intersegment revenue – product	–	–	(11)	–	11	–
Total revenue	$4,504	$6,078	$13,747	$3,476	$–	$27,805

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(341)	$(241)	$(982)	$(278)	$(1,382)	$(3,224)

Total assets	$34,707	$48,858	$99,190	$5,032	($3,856)	$183,931

Following is the selected segment data as of and for the three-months ended September 30, 2004:

	Three-Months Ended September 30, 2004
	(in thousands)
	Advanced Technology	VeriChip	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$10,259	$23	$10,668	$2,876	$(18)	$23,808
Service	2,723	–	512	683	–	3,918
Intersegment revenue – product	–	–	(18)	–	18	–
Total revenue	$12,982	$23	$11,162	$3,559	$–	$27,726

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	($345)	($460)	($328)	($249)	($1,166)	($2,548)

Total assets	$42,558	$444	$77,102	$9,208	$(7,426)	$121,886

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Following is the selected segment data as of and for the nine-months ended September 30, 2005:

	Nine-Months Ended September 30, 2005
	(in thousands)
	Advanced Technology	VeriChip	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$9,280	$8,520	$40,161	$10,122	($466)	$67,617
Service	7,765	595	1,860	1,301	–	11,521
Intersegment revenue - product	–	–	(466)	–	466	–
Total revenue	$17,045	$9,115	$41,555	$11,423	$–	$79,138

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$65	($1,680)	($1,986)	($315)	($486)	($4,402)

Total assets	$34,707	$48,858	$99,190	$5,032	($3,856)	$183,931

Following is the selected segment data as of and for the nine-months ended September 30, 2004:

	Nine-Months Ended September 30, 2004
	(in thousands)
	Advanced Technology	VeriChip	Digital Angel	InfoTech	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$28,109	$179	$30,582	$10,511	($76)	$69,305
Service	7,375	–	1,439	2,446	–	11,260
Intersegment revenue - product	–	–	(76)	–	76	–
Total revenue	$35,484	$179	$31,945	$12,957	$0	$80,565

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$701	($1,207)	($2,235)	($268)	($3,053)	($6,062)

Total assets	$42,558	$444	$77,102	$9,208	$(7,426)	$121,886

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The following is a breakdown of our revenue by segment and type of product and service:

	Three-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
Advanced Technology
Voice, data and video telecommunications networks	$1,906	$1,451	$3,357	$9,261	$1,561	$10,822
Call center and customer relationship management software	126	1,021	1,147	998	1,162	2,160
Total	$2,032	$2,472	$4,504	$10,259	$2,723	$12,982

	Three-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
VeriChip
Healthcare products and services	$4,254	$282	$4,536	$–	$–	$–
Safety and security products and services	1,313	229	1,542	23	–	23
Total	$5,567	$511	$6,078	$23	$–	$23

	Three-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
Digital Angel
Visual ear tags and electronic implantable microchips and RFID scanners	$8,448	$321	$8,769	$5,303	$212	$5,515
GPS and radio communications products and services	4,769	220	4,989	5,365	300	5,665
Intersegment revenue	(11)	–	(11)	(18)	–	(18)
Total	$13,206	$541	$13,747	$10,650	$512	$11,162

	Three-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
InfoTech
Computer hardware	$3,117	$–	$3,117	$2,876	$–	$2,876
Computer services	–	359	359	–	683	683
Total	$3,117	$359	$3,476	$2,876	$683	$3,559

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The following is a breakdown of our revenue by segment and type of product and service (continued):

	Nine-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
Advanced Technology
Voice, data and video telecommunications networks	$6,171	$4,485	$10,656	$26,859	$4,307	$31,166
Call center and customer relationship management software	3,109	3,280	6,389	1,250	3,068	4,318
Total	$9,280	$7,765	$17,045	$28,109	$7,375	$35,484

	Nine-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
VeriChip
Healthcare products and services	$6,618	$305	$6,923	$–	$–	$–
Safety and security products and services	1,902	290	2,192	179	–	179
Total	$8,520	$595	$9,115	$179	$–	$179

	Nine-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
Digital Angel
Visual ear tags and electronic implantable microchips and RFID scanners	$24,365	$1,037	$25,402	$18,091	$609	$18,700
GPS and radio communications products and services	15,796	823	16,619	12,491	830	13,321
Intersegment revenue	(466)	–	(466)	(76)	–	(76)
Total	$39,695	$1,860	$41,555	$30,506	$1,439	$31,945

	Nine-Months Ended September 30, (in thousands)
	2005			2004
	Product	Service	Total	Product	Service	Total
InfoTech
Computer hardware	$10,122	$–	$10,122	$10,511	$–	$10,511
Computer services	–	1,301	1,301	–	2,446	2,446
Total	$10,122	$1,301	$11,423	$10,511	$2,446	$12,957

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

7.  Acquisitions and Dispositions

Share Exchange Agreement

Pursuant to the terms of a Share Exchange Agreement dated February 25, 2005, we issued to Digital Angel 684,543 shares of our common stock. Under the terms of the Share Exchange Agreement, we agreed to make a strategic investment in Digital Angel whereby we acquired an additional 644,140 newly-issued shares of Digital Angel’s common stock in the exchange in order to maintain a controlling interest in Digital Angel. The agreed value of the common stock exchanged between us and Digital Angel was $3.5 million, which represented the initial partial payment due under the DSD acquisition agreement as discussed in the “Acquisitions” section below. The number of shares of Digital Angel’s common stock and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of the common stock for the ten trading days immediately preceding, and not including, the transaction closing date, or $5.434 for Digital Angel’s common stock and $5.113 for our common stock. Digital Angel used our common stock that it received under the Share Exchange Agreement as partial consideration for the acquisition of DSD, as DSD’s selling shareholders’ opted to receive their consideration in shares of our common stock as opposed to Digital Angel’s common stock.

Digital Angel has outstanding options and warrants that are convertible into shares of its common stock. If all of the outstanding options and warrants were converted into shares of Digital Angel’s common stock, our ownership would be less than 50%. In order to maintain a controlling interest in Digital Angel, we may enter into additional share exchange agreements with Digital Angel, or we may elect in the future to buy back a portion of the outstanding shares of Digital Angel’s common stock that we do not currently own.

Acquisitions

The following table describes the acquisitions made during the nine-months ended September 30, 2005 and 2004 (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description

DSD Holding A/S	2/28/05	$3,902	$4,743	$(847)	Manufactures and markets visual and electronic RFID tags for livestock.

VeriChip Inc., formerly eXI Wireless, Inc.	3/31/05	$13,311	$12,653	$658	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

Instantel, Inc.	6/10/05	$24,772	$25,377	$(605)	Manufacturer of high-quality remote monitoring products including RFID based patient wandering and infant protection systems and vibration monitors.

OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)
DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD, and DSD became a wholly-owned subsidiary of Digital Angel. Under the terms of the acquisition, Digital Angel purchased all of the outstanding capital stock of DSD for a purchase price equal to seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period and less 30% of the total compensation paid to Lasse Nordfjeld, Chief Executive Officer of DSD, pursuant to an employment agreement. Digital Angel made an initial payment of $3.5 million at closing through the delivery of 684,543 shares of our common which Digital Angel acquired from us in the February 2005 share exchange. The initial payment of $3.5 million negotiated between Digital Angel and the selling shareholders of DSD was the minimum payment due and no amount will be returned if DSD fails to achieve its agreed upon EBITDA level over the next three years. On June 7, 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations. The acquisition was accounted for under purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD has been recorded as goodwill. The acquisition of DSD has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Any increase in total consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

DSD is a Denmark-based manufacturer and marketer of visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. In considering the benefits of the DSD acquisition, management recognized the strategic complement of DSD’s technologies and customer base with Digital Angel’s existing Animal Applications division.

VeriChip Inc.

Effective March 31, 2005, we acquired VeriChip Inc. through a Plan of Arrangement (the “Arrangement”) under which we paid CAD$1.60 for each outstanding share of VeriChip Inc. A total of 10,265,178 VeriChip Inc. common shares were outstanding on March 31, 2005. The purchase price was payable in shares of our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VeriChip Inc.’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock to VeriChip Inc.’s shareholders and all existing VeriChip Inc. options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock. Included in the purchase price was approximately $0.6 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

The VeriChip Inc. acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VeriChip Inc. was recorded as goodwill of approximately $6.1 million. The intangible assets totaling approximately $6.6 million are comprised of patents, trademarks, customer relationships and distribution network. These intangibles are being amortized over periods ranging from 4 to 12.3 years. The trademark has an indefinite life. Amortization recorded in the three and nine-months ended September 30, 2005 was $0.2 million and $0.3 million, respectively.

VeriChip Inc., based in Vancouver, Canada, has developed patient wandering, infant protection and asset tracking / location systems combining automated identification and real-time location technologies. VeriChip Inc.’s proprietary security products: HALO™, RoamAlert™, Assetrac™ and HOUNDware™ are sold to hospitals, nursing homes and commercial customers, respectively.

We contributed VeriChip Inc. to our subsidiary, VeriChip, under the terms of an Exchange Agreement between us and VeriChip, dated June 9, 2005, in consideration for 5.0 million shares of VeriChip’s common stock and for other good and valuable consideration.

Instantel, Inc.

On June 10, 2005, VeriChip Inc. entered into a Share Purchase Agreement (the “Agreement”) by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VeriChip Inc. and solely for the purposes of Section 1.4 of the Agreement, VeriChip Corporation and Applied Digital Solutions, Inc., to acquire 100% of the common stock of Instantel. Under the terms of the Agreement, Instantel became a wholly-owned subsidiary of VeriChip Inc.

The purchase price for Instantel Inc. was approximately $22.3 million which was paid in cash and up to an additional $3.0 million to be paid in the future in some combination of cash, VeriChip common stock and our common stock, conditioned upon certain terms of the Agreement. Included in the unaudited Condensed Consolidated Balance Sheet at September 30, 2005 is a long-term liability of $2.5 million, which represents the minimum payment that may be due in cash under the terms of the Agreement. Included in the purchase price was approximately $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition. Under the terms of a registration rights agreement, we have certain future requirements to register shares of our common stock that we may issue in connection with the acquisition.

Instantel is an Ottawa, Canada-based manufacturer of high-quality remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base. Instantel specializes in smart tag technology for protecting people and assets in healthcare environments. Its Hugs® product line is a popular RFID system for preventing the abduction/mismatching of newborn infants in hospitals.

The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the estimated fair value of the assets and liabilities of Instantel was recorded as goodwill of $11.2 million. In addition, we have recorded intangible assets of approximately $14.2 million comprised of patents, trademarks, customer relationships and distribution network. These intangibles are being amortized over periods ranging from 8.4 to 11.8 years. The trademark has an indefinite life. Amortization recorded in the three and nine-months ended September 30, 2005 was $0.4 million and $0.4 million, respectively. Should we issue consideration in excess of the $2.5 million currently reflected on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2005, it will be recorded as additional goodwill.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In considering the benefits of the VeriChip Inc. and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with our existing RFID implantable microchip business.

OuterLink Corporation

On January 22, 2004, Digital Angel completed the acquisition of OuterLink pursuant to an Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel, DA Acquisition and OuterLink. Upon completion of the acquisition, OuterLink became a wholly-owned subsidiary of Digital Angel. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. The OuterLink “CP-2 system” provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks, and ships. OuterLink’s current customer base includes various branches of the Department of Homeland Security including the U.S. Border Patrol and U.S. Customs Service.

The purchase price of the acquisition included payment of 100,000 shares of Digital Angel’s Series A Preferred Stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A Preferred Stock became convertible into four million shares of Digital Angel’s common stock when the volume weighted average price of Digital Angel’s common stock equaled or exceeded $4.00 per share for ten consecutive trading days. As of September 30, 2005, 99,976 shares of Series A Preferred Stock had been converted into 3.9 million shares of Digital Angel’s common stock, the majority of which were converted as of December 31, 2004. The valuation of the Series A Preferred Stock was primarily based on historical trading history and stock prices of Digital Angel’s common stock and a marketability discount of 30%. Digital Angel engaged an independent third party to value the 100,000 shares of its Series A Preferred Stock issued in connection with the acquisition. The independent party’s report indicated that a discount to the common share market price was appropriate, based on consideration of various empirical studies designed to quantify marketability discounts. The marketability discount was assessed to reflect the inability to convert the Series A Preferred Stock at issuance, the inability to transfer the preferred shares until a historically high trading price was obtained, and the lack of a trading market for the preferred shares. The acquisition costs consisted of legal and accounting related services that were direct costs of acquiring OuterLink.

The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of OuterLink was recorded as goodwill of $3.8 million. The intangible assets totaling $4.7 million are comprised of customer relationships, trademarks and core technology. The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years. The trademark has an indefinite life. Amortization recorded in the three-months ended September 30, 2005 and 2004 was $0.2 million and $0.1 million, respectively. Amortization recorded in the nine-months ended September 30, 2005 and 2004 was $0.5 million and $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In considering the benefits of the OuterLink acquisition, management recognized the strategic complement of OuterLink’s technologies and customer base with Digital Angel’s existing animal applications and military GPS business lines.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142 Goodwill and Intangible Assets (“FAS 142”), we will be required to perform tests of our goodwill and intangible assets, including the goodwill and intangible assets associated with the business acquisitions noted above, as part of our annual business planning cycle. Market conditions or operational performance of our acquired businesses could cause us to conclude that impairment exists.

Unaudited Pro Forma Results of Operations

The results of DSD, VeriChip Inc., Instantel and OuterLink have been included in the unaudited Condensed Consolidated Statements of Operations since their respective dates of acquisition. Unaudited pro forma results of operations for the nine-months ended September 30, 2005 and the three and nine-months ended September 30, 2004 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had DSD, VeriChip Inc., Instantel and OuterLink been combined entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended Sept 30, 2004	Nine-Months Ended Sept 30, 2005	Nine-Months Ended Sept 30, 2004

Net operating revenue	$33,471	$88,861	$94,176
Net loss from continuing operations available to common shareholders - basic	$(5,141)	$(5,850)	$(8,890)
Net loss from continuing operations available to common shareholders - diluted	$(5,364)	$(5,654)	$(8,694)
Net loss from continuing operations per common share - basic	$(0.09)	$(0.10)	$(0.15)
Net loss from continuing operations per common share - diluted	$(0.09)	$(0.10)	$(0.15)

Net Gain (Loss) on Capital Transactions of Subsidiary and Gain (Loss) Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

Gains, where realized, and losses on issuances of certain shares of stock by Digital Angel are reflected in the unaudited Condensed Consolidated Statements of Operations. We determined that such recognition of gains and losses on the issuances of certain shares of stock by Digital Angel was appropriate since such shares were not sales of unissued shares in a public offering, we do not plan to reacquire such shares, and the value of the proceeds could be objectively determined.

During the three-months ended September 30, 2005, Digital Angel did not issue any shares of its common stock. During the three-months ended September 30, 2004, we recorded a loss of $38,000 on the issuances of 0.1 million shares of Digital Angel’s common stock. During the nine-months ended September 30, 2005 and 2004, we recorded a gain (loss) of $0.4 million and $(1.8) million, respectively, on the issuances of 0.2 million and 4.0 million shares of Digital Angel’s common stock, respectively. These issuances resulted from the issuance to us on March 1, 2004 of 3.0 million shares of Digital Angel’s common stock under an initial share exchange agreement, the exercise of Digital Angel’s stock options and warrants, the conversion of its preferred stock and for payment of services. The gain (loss) is comprised of (i) the minority owners’ interest in the value of the 3.0 million shares issued by Digital Angel to us on March 31, 2004, and (ii) net of gains from the issuance of shares in connection with the exercise of options and warrants, the conversion of preferred stock and for payment of services. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

In addition, Digital Angel issued 0.6 million shares to us during the nine-months ended September 30, 2005 under the terms of the Share Exchange Agreement between Digital Angel and us in February 2005, which did not result in a gain or loss on issuance. Also, during the three and nine-months ended September 30, 2004, Digital Angel issued 50,000 and 0.2 million shares of its common stock, respectively, which we acquired under the terms of a Letter Agreement among us, Digital Angel and Laurus Master Fund, Ltd., Digital Angel’s previous lender. Gains/losses on issuances of shares under the Letter Agreement were not included in the gains/losses noted above, as we intended to acquire such shares upon issuance.

We recorded a gain (loss) of $46,000 and $(0.3) million during the three-months ended September 30, 2005 and 2004, respectively, and a gain of $0.5 million and $1.6 million during the nine-months ended September 30, 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel. The business operations of Digital Angel are described in Note 6.

The following is a summary of the capital transactions of Digital Angel for the three and nine-months ended September 30, 2005 and 2004:

	For The Three-Months Ended September 30,		For The Nine-Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Issuance of common stock for stock option and warrant exercises, conversion of preferred shares and for payment of services	–	127	156	957

Issuance of common stock under the Letter Agreement	–	50	–	200

Issuance of common stock under share exchange agreements	–	–	644	3,000
Total issuances of common stock	–	177	800	4,157

Proceeds from stock issuances	–	$211	$3,923	$9,740

Average price per share	–	$1.20	$4.90	$2.34

Beginning ownership percentage of Digital Angel Corporation	55.4%	68.41%	54.5%	66.93%

Ending ownership percentage of Digital Angel Corporation	55.4%	68.05%	55.4%	68.05%

Decrease (increase) in ownership percentage	–	0.36%	0.9%	(1.12)%

Net gain (loss) on capital transactions of subsidiary (1)	–	$(38)	$411	$(1,805)

Gain (loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiary (1)	46	$(298)	$528	$1,593

(1)
We have not provided a tax provision/benefit for the net loss on capital transactions of subsidiary and the gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

8. Intangible Assets

Intangible assets consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Trademarks	$5,136	$215
Patents	5,430	–
Customer relationships	7,411	3,126
Distribution networks	6,176	–
Core technologies	1,334	1,334
	25,487	4,675
Accumulated amortization	(1,895)	(644)
	$23,592	$4,011

9.  Net Operating Loss Carryforwards

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

As of September 30, 2005, we have calculated our change of ownership percentage based upon the change of ownership rules under certain IRC sections, and we have estimated that our change in ownership under these rules, based upon a three-year look-back period, was approximately 43%. In the future, if we issue common stock or additional equity instruments convertible into shares of our common stock, which result in our ownership change exceeding the 50% threshold imposed by the Internal Revenue Service, all of our net operating loss carryforwards, excluding the net operating loss carryforwards of Digital Angel and InfoTech, will be significantly limited as to the amount of use in any particular year.

We had effective income tax (benefit) rates of 1.6% and (0.5)% for the three-months ended September 30, 2005 and 2004, respectively, and 2.1% and 1.7% for the nine-months ended September 30, 2005 and 2004, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of September 30, 2005, we have provided a valuation allowance to fully reserve the majority of our U.S. net operating loss carry forwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses.

10.  Discontinued Operations

During the second quarter of 2004, Digital Angel’s Board of Directors approved a plan to sell our Medical Systems operations, and accordingly, the business assets of Medical Systems were sold in 2004. Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and nine-months ended September 30, 2005 and 2004, consisting of losses attributable to Medical Systems:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,	Nine-Months Ended September 30,
	2005	2004	2005	2004
Product revenue	$–	$–	$–	$204
Service revenue	–	–	–	223
Total revenue	–	–	–	427
Cost of products sold	–	–	–	87
Cost of services sold	–	–	–	317
Total cost of products and services sold	–	–	–	404
Gross profit	–	–	–	23
Selling, general and administrative expense	–	35	–	974
Depreciation and amortization	–	–	–	107
Other income	85	290	85	185
Minority Interest	(38)	(53)	(38)	285
Income (loss) from discontinued operations	$47	$202	$47	$(588)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
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

Assets and liabilities of discontinued operations are as follows:

	(in thousands)
	September 30,	December 31,
Medical Systems:	2005	2004
Assets
Intangible and other assets, net	$–	$135
Total assets	$–	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$–	$–
Accounts payable	–	–
Accrued expenses	94	129
Total current liabilities	94	129
Total liabilities	94	129
Net (liabilities) assets of Medical Systems	$(94)	$6

	September 30,	December 31,
Intellesale and Other Non-Core Businesses:	2005	2004
Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,298	1,297
Total current liabilities	5,502	5,501
Total liabilities	5,502	5,501
Net liabilities of Intellesale and other non-core businesses	$(5,502)	$(5,501)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

	September 30,	December 31,
Total Discontinued Operations:	2005	2004
Assets
Intangible and other assets, net	$–	$135
Total assets	$–	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,392	1,426
Total current liabilities	5,596	5,630
Total liabilities	5,596	5,630
Total net liabilities of discontinued operations	$(5,596)	$(5,495)

We accounted for our Intellesale segment and our other non-core businesses as discontinued operations in accordance with APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). APB No. 30, of which portions related to the accounting for discontinued operations have been superseded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

During the three-months ended September 30, 2005 and 2004, we reduced the estimated loss on disposal of discontinued operations of by approximately $0.0 and $0.1 million, respectively. During the nine-months ended September 30, 2005 and 2004, we (increased) reduced the estimated loss on disposal of discontinued operations by approximately $(4,000) and $2.2 million, respectively. During the nine-months ended September 30, 2004, certain carrying costs were settled for less than previously anticipated. Carrying costs totaled $0.9 million and $0.9 million as of September 30, 2005 and December 31, 2004, respectively. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in discontinued operations.

11.  Non-Cash Stock-Based Compensation Expense

We reduced $23,000 and $0.0 million of non-cash stock-based compensation expense during the three-months ended September 30, 2005 and 2004, respectively, and we reduced $0.2 million and $0.4 million of non-cash stock-based compensation expense during the nine-months ended September 30, 2005 and 2004, respectively. These reductions were due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash stock-based compensation expense until the options are exercised, forfeited, modified or expired. This increase/reduction of compensation expense has been reflected in the unaudited Condensed Consolidated Statements of Operations as selling, general and administrative expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

12. Comprehensive (Loss) Income

Comprehensive (loss) income represents all non-owner changes in stockholders’ equity and consists of the following:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net (loss) income	$(2,632)	$(2,480)	$(2,498)	$(3,975)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	59	(12)	450	–
Total comprehensive (loss) income	$(2,573)	$(2,492)	$(2,048)	$(3,975)

13. Related Party Transaction

On June 28, 2005, we and InfoTech entered into a Second Amendment to Loan Documents (the “Second Amendment”) that amended, among other documents, that certain Commercial Loan Agreement (the “CLA”), that Term Note (the “Note”), and that Stock Pledge Agreement (together with the CLA and the Note, the “Loan Documents”) dated June 27, 2003, by and between InfoTech and us. Under the terms of the Loan Documents, we borrowed an original principal amount of $1.0 million from InfoTech on June 27, 2003 (the “Loan”), which bears interest payable monthly at 16% per annum. On June 29, 2004, we and InfoTech entered into a First Amendment to Loan Documents that extended the original maturity date of the Loan from June 30, 2004 to June 30, 2005. Under the terms of the Second Amendment, InfoTech agreed to further extend the maturity date for the Loan under the Loan Documents from June 30, 2005 to June 30, 2006. All other terms and provisions of the Loan Documents remain unmodified and continue in full force and effect. The loan is not reflected in the unaudited Condensed Consolidated Balance Sheets as it has been eliminated in consolidation.

14. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of September 30, 2005, we have recorded approximately $3.2 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

PDSC vs. Tahim

Pacific Decision Sciences Corporation (“PDSC”), our wholly-owned subsidiary, entered into a Settlement and Mutual General Release of Claims Agreement (the “Agreement”), among PDSC, the Company, Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (the corporation and the individual collectively, “Tahim”). The settlement related to a claim by PDSC and us against Tahim.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

Tahim was engaged as PDSC’s independent accounting firm prior to our acquisition of PDSC in October 2000. Under the terms of the Agreement, which became effective on July 22, 2005, Tahim was obligated to pay PDSC $540,000 in cash on or before July 29, 2005. We received the cash payment on July 26, 2005. The Agreement replaced a short-form letter agreement entered into by the parties on June 29, 2005. The settlement payment is included in the unaudited Condensed Consolidated Statements of Operations as interest and other income.

Digital Angel vs. Allflex USA, Inc. and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit claimed that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to Digital Angel for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claimed that PetHealth is using, selling and/or distributing the same transponder in violation of Digital Angel’s patent. The suit sought, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit sought actual damages, punitive damages and interest, costs and attorneys’ fees. Allflex asserted a counterclaim for breach of contract of an existing license agreement between Digital Angel and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement. Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement. Digital Angel contested the motion on the ground that Allflex’s actions exceed the scope of the license and constituted an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim against a separate patent licensed exclusively to Digital Angel by Bio Medic Data Systems. On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying Digital Angel’s motion for leave to amend.

On July 21, 2005, Allflex filed an action in the United States District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent. Digital Angel has not been served with this complaint and Allflex has agreed to withdraw the complaint without prejudice.

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases. Digital Angel contested this motion, and on October 6, 2005, the Court denied the motion in its entirety. Final judgment in the action has not yet entered, and Digital Angel is considering whether to appeal the Court’s ruling granting judgment on the pleadings.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. Digital Angel

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(Unaudited)

believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing.

Crystal v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against Digital Angel. Digital Angel filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota for consolidation with the Datamars patent infringement action referred to above or to have the action stayed until the completion of the Datamars action. On October 12, 2005, the Alabama District Court denied Digital Angel’s motion to dismiss the complaint, but granted Digital Angel’s motion to transfer the action to Minnesota, where Digital Angel intends to seek to consolidate the action with the patent infringement action. Given the uncertainties associated with all litigation and given the early stage of this proceeding, Digital Angel is unable to offer any assessment on the potential liability exposure, if any, to Digital Angel from this lawsuit.

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
•
developing, marketing and providing radio frequency identification (“RFID”) safety and security devices and software platforms that enable professionals primarily in healthcare to more effectively identify, locate and protect people and property;

•	marketing visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals;
•	developing and marketing GPS-enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;
•	developing and marketing call center and customer relationship management software and services; and
•	marketing IT hardware and services.

Recent Events

On October 31, 2005, we announced that our subsidiary, Thermo Life Energy Corp., has been awarded U.S. Patent No. 6,958,443, entitled “Low Power Thermoelectric Generator”, by the U.S. Patent and Trademark Office. Thermo Life™ is a new, unique, small and compact low power thermoelectric generator and viable energy source for low-powered devices such as micro sensor systems, ZigBee chipsets, wearable electronics, implantable medical devices, active RFID tags, among others. Wherever a temperature difference exists in any environment, Thermo Life is capable of producing an output power. Even small temperature differences of less than five degrees Celsius can provide a source of thermal energy. Thermo Life converts heat energy to electrical energy through its thermopile couples using the thermopile principle (the Seebeck effect). To date, we have not generated any revenues from our Thermo Life product.

Recent Financial Results

During the three-months ended September 30, 2005 and 2004, we reported a loss from continuing operations of approximately $2.7 million and $2.8 million, respectively, and during the nine-months ended September 30, 2005 and 2004, we reported loss from continuing operations of approximately $2.5 million and $5.6 million, respectively. Included in the loss for the three-months ended September 30, 2005 was $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. Included in the loss for the three-months ended September 30, 2005 and 2004 was $34,000 and $0.9 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of Digital Angel’s common stock and exercisable into shares of our common stock or settleable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As a result of the holder having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense.

Included in the loss for the nine-months ended September 30, 2005 and 2004 was $3.2 million and $1.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. Also, included for the nine-months ended September 30, 2005 was $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001, and income attributable to capital transactions of subsidiary of $0.9 million, as compared to a loss attributable to capital transactions of subsidiary of $0.2 million for the nine-months ended September 30, 2004. Excluding these items, we incurred losses from continuing operations of approximately $7.8 million and $6.7 million for the nine-months ended September 30, 2005 and 2004, respectively, primarily resulting from lower sales of our voice, data and video telecommunications networks.

Our consolidated operating activities used cash of approximately $7.4 million and approximately $9.6 million during the nine-months ended September 30, 2005 and 2004, respectively. In the past, we have incurred losses and have not generated positive cash flows from operations. As of September 30, 2005, we have an accumulated deficit of approximately $433.7 million. Our majority-owned subsidiary, Digital Angel, has incurred losses and has not generated positive cash flows from operations. Digital Angel incurred losses during the three and nine-months ended September 30, 2005 and 2004, as presented below in the Business Segments section. In addition, Digital Angel’s operating activities used cash of approximately $1.6 million and approximately $0.7 million during the nine-months ended September 30, 2005 and 2004, respectively.

We operate in four business segments: Advanced Technology, VeriChip, Digital Angel and InfoTech. We have realigned our Advanced Technology business segment as a result of our subsidiary, VeriChip’s, recent acquisitions of VeriChip Inc. and Instantel Inc. as more fully discussed in Note 7 to our unaudited Condensed Consolidated Financial Statements. We now operate in four business segments: Advanced Technology, VeriChip, Digital Angel and InfoTech. Prior period information has been reclassified accordingly.

Revenues from each of our segments for the three-months ended September 30, 2005 and 2004 were as follows:

	Three-Months Ended September 30,
Revenue:	2005	2004
	(in thousands)
Advanced Technology	$4,504	$12,982
VeriChip	6,078	23
Digital Angel	13,758	11,180
InfoTech	3,476	3,559
“Corporate/Eliminations”	(11)	(18)
Total	$27,805	$27,726

Revenues from each of our segments for the nine-months ended September 30, 2005 and 2004 were as follows:

	Nine-Months Ended September 30,
Revenue:	2005	2004
	(in thousands)
Advanced Technology	$17,045	$35,484
VeriChip	9,115	179
Digital Angel	42,021	32,021
InfoTech	11,423	12,957
“Corporate/Eliminations”	(466)	(76)
Total	$79,138	$80,565

Our sources of revenue consist of sales of products and services from our four operating segments. Our significant sources of revenue for the three-months ended September 30, 2005 and 2004 were as follows:

	Percentage of Total Revenue
Sources of Revenue:	Three-Months Ended September 30, 2005	Three-Months Ended September 30, 2004

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	12.1%	39.0%

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	21.9%	.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	31.5%	19.8%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	17.9%	20.4%

Sales of IT hardware and services from our InfoTech segment	12.5%	12.8%

Other products and services	4.1%	7.8%

Total	100.0%	100.0%

Our significant sources of revenue for the nine-months ended September 30, 2005 and 2004 were as follows:

	Percentage of Total Revenue
Sources of Revenue:	Nine-Months Ended September 30, 2005	Nine-Months Ended September 30, 2004

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	13.5%	38.7%

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	11.5%	.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	31.5%	23.1%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	21.0%	16.5%

Sales of IT hardware and services from our InfoTech segment	14.4%	16.1%

Other products and services	8.1%	5.4%

Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended September 30, 2005 and 2004 were as follows:

	Three-Months Ended September 30, 2005		Three-Months Ended September 30, 2004
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$799	6.9%	$1,061	13.9%

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	3,593	31.2%	11	0.1%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	3,472	30.1%	2,137	28.0%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	2,458	21.3%	2,861	37.5%

Sales of IT hardware and services from our InfoTech segment	634	5.5%	581	7.6%

Other products and services	578	5.0%	9,810	12.9%

Total	$11,534	100.0%	$7,631	100.0%

Our significant sources of gross profit and gross profit margin by product type for the nine-months ended September 30, 2005 and 2004 were as follows:

	Nine-Months Ended September 30, 2005		Nine-Months Ended September 30, 2004
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$3,233	10.3%	$4,847	21.1%

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	5,650	17.9%	95	0.4%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	9,778	31.0%	7,213	31.4%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	8,506	27.0%	6,412	28.0%

Sales of IT hardware and services from our InfoTech segment	2,226	7.1%	2,139	9.3%

Other products and services	2,141	6.7%	2,231	9.8%

Total	$31,532	100.0%	$22,937	100.0%

RESULTS OF CONTINUING OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 2005 and 2004, and is derived from the unaudited Condensed Consolidated Statements of Operations in Part I, Item 1 of this report.

	Relationship to Revenue Three-Months Ended September 30,		Relationship to Revenue Nine-Months Ended September 30,
	2005	2004	2005	2004
	%	%	%	%
Product revenue	86.0	85.9	85.4	86.0
Service revenue	14.0	14.1	14.6	14.0
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	50.5	63.5	51.9	63.6
Cost of services sold	8.1	9.0	8.2	7.9
Total cost of products and services sold	58.5	72.5	60.2	71.5
Gross profit	41.5	27.5	39.8	28.5
Selling, general and administrative expense	44.8	32.2	41.9	31.9
Research and development	7.0	3.6	6.2	3.8
Depreciation and amortization	3.1	1.6	2.9	1.8
Interest and other income	(4.0)	(0.9)	(2.9)	(1.0)
Interest expense (reduction)	2.2	0.2	(2.7)	(0.5)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	(11.6)	(9.2)	(5.6)	(7.5)
(Provision) benefit for income taxes	(0.2)	0.1	(0.1)	(0.1)
Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiary	(11.8)	(9.1)	(5.7)	(7.6)
Minority interest	2.0	0.4	1.3	1.0
Net (loss) gain on capital transactions of subsidiary	–	(0.1)	0.5	(2.2)
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	0.2	(1.1)	0.7	2.0
Loss from continuing operations	(9.6)	(9.9)	(3.2)	(6.8)
Income (loss) from discontinued operations	0.2	0.7	0.1	(0.7)
Change in estimated loss on disposal of discontinued operations and operating losses during the phase out period	–	0.2	–	2.7
Net loss	(9.4)	(9.0)	(3.1)	(4.8)

Results of Operations from Continuing Operations

(Loss) income from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiary from each of our segments during the three and nine-months ended September 30, 2005 and 2004, was as follows (we evaluate performance based on segment operating income as presented below):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary by segment:	(In thousands)		(In thousands)

Advanced Technology	$(341)	$(345)	$65	$701
VeriChip	(241)	(460)	(1,680)	(1,207)
Digital Angel	(982)	(328)	(1,986)	(2,235)
InfoTech	(278)	(249)	(315)	(268)
“Corporate / Eliminations” (1)	(1,382)	(1,166)	(486)	(3,053)
Total	$(3,224)	$(2,548)	$(4,402)	$(6,062)

(1) Included in the loss for the three-months ended September 30, 2005 was $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed in 2001. Included in the loss for the three-months ended September 30, 2005 and 2004 was $34,000 and $0.9 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own and exercisable into shares of our common stock or settleable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As a result of the holder having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Included in the loss for the nine-months ended September 30, 2005 and 2004 was $3.2 million and $1.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. Also, included for the nine-months ended September 30, 2005 was $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a unit business that we had closed during 2001 and income attributable to capital transactions of subsidiary of $0.9 million, as compared to a loss attributable to capital transactions of subsidiary of $0.2 million for the nine-months ended September 30, 2004.

Advanced Technology Segment

Three-Months Ended September 30, 2005 Compared to the Three-Months Ended September 30, 2004

	Three- Months Ended Sept 30, 2005	% Of Revenue	Three- Months Ended Sept 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,032	45.1	$10,259	79.0	$(8,227)	(80.2)%
Service	2,472	54.9	2,723	21.0	(251)	(9.2)
Total revenue	4,504	100.0	12,982	100.0	(8,478)	(65.3)
Gross Profit:
Product (1)	221	10.9	1,011	9.9	(790)	(78.1)
Service (2)	1,156	46.8	1,030	37.8	126	12.2
Total gross profit	1,377	30.6	2,041	15.7	(664)	(32.5)
Selling, general and administrative expense	1,648	36.6	2,268	17.5	(620)	(27.3)
Research and development	92	2.0	101	0.8	(9)	(8.9)
Depreciation and amortization	43	1.0	38	0.3	5	13.2
Interest and other income	(95)	(2.1)	(28)	(0.2)	67	239.3
Interest expense	30	0.7	7	0.1	23	328.6
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(341)	(7.6)	$(345)	(2.7)	$4	1.2%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our Advanced Technology segment’s revenue decreased $8.5 million in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004 primarily as a result of the termination of the U.S. Postal Service (USPS) MPI contract which the USPS terminated for convenience in January 2005. The termination of the USPS MPI contract contributed approximately $4.6 million of the decrease, while approximately $2.8 million of the decrease related to a reduction in other contract revenue associated with our voice, data and video telecommunications networks business. A reduction in sales of our call center and customer relationship management software contributed the remainder of the decrease. Revenues from the USPS MPI contract were approximately $0.1 million and $4.7 million of the Advanced Technology segment’s revenues in the three-months ended September 30, 2005 and 2004, respectively. Prior to receipt of notice of the contract’s termination for convenience, we had fully completed the initial phase of the $18.0 million USPS MPI contract. Under the phase-two option that USPS had exercised, and which expanded the original project, we recognized approximately $10.3 million (of a potential $25.0 million) in additional revenue. We are entitled to be paid for the portion of the work performed prior to the notice of termination, plus reasonable charges that resulted from the termination.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit decreased $0.7 million in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004. Gross profit from call center and customer relationship management software sales decreased by approximately $0.4 million in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004, and sales of voice, data and video telecommunications networks generated gross profit of approximately $0.8 million in the three-months ended September 30, 2005 a reduction of $0.3 million compared to gross profit of $1.1 million in the three-months ended September 30, 2004.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expenses decreased approximately $0.6 million in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004 primarily as a result of a reduction in selling, general and administrative expenses associated with our voice, data and telecommunications networks business and a reduction in legal fees related to a lawsuit.

Nine-Months Ended September 30, 2005 Compared to the Nine-Months Ended September 30, 2004

	Nine-Months Ended Sept 30, 2005	% Of Revenue	Nine -Months Ended Sept 30, 2004	% Of Revenue	Change Increase (Decrease)
Revenue:	(dollar amounts in thousands)
Product	$9,280	54.4	$28,109	79.2	$(18,829)	(67.0)%
Service	7,765	45.6	7,375	20.8	390	5.3
Total revenue	17,045	100.0	35,484	100.0	(18,439)	(52.0)
Gross Profit:
Product (1)	1,758	18.9	3,578	12.7	(1,820)	(50.9)
Service (2)	3,616	46.6	3,500	47.5	116	3.3
Total gross profit	5,374	31.5	7,078	19.9	(1,704)	(24.1)
Selling, general and administrative expense	5,578	32.7	6,076	17.1	(498)	(8.2)
Research and development	285	1.7	250	0.7	35	14.0
Depreciation and amortization	134	0.8	128	0.4	6	4.7
Interest and other income	(735)	(4.3)	(92)	(0.3)	643	698.9
Interest expense	47	0.3	15	0.0	32	213.3
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$65	0.4	$701	2.0	$(636)	(90.7)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our Advanced Technology segment’s revenue decreased by $18.4 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 primarily as a result of the termination of the USPS MPI contract in January 2005. The termination of the USPS MPI contract contributed approximately $15.0 million of the decrease, while approximately $5.6 million of the decrease related to a reduction in other contract revenue associated with our voice, data and video telecommunications networks business. Revenues from the USPS MPI contract were approximately $0.4 million and $15.4 million of the Advanced Technology segment’s revenues in the nine-months ended September 30, 2005 and 2004, respectively. Partially offsetting the decrease in voice, data and video telecommunications networks revenue was an increase in revenue from our call center and customer relationship management software of approximately $2.1 million. We anticipate that revenue from this segment will remain at its current levels during the remainder of 2005.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit decreased approximately $1.7 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004. Sales of voice, data and video telecommunications networks generated gross profit of approximately $3.2 million in the nine-months ended September 30, 2005 compared to $4.8 million in the nine-months ended September 30, 2004 representing a decrease of $1.6 million. The increase in the gross profit margin primarily reflected the elimination of the lower margins that were earned on the USPS MPI contract. We expect gross profit to remain steady during the remainder of 2005.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expenses decreased approximately $0.5 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 as a result of a decrease in expenses associated with our voice, data and telecommunications networks business and a reduction in legal fees.

Interest and Other Income - Our Advanced Technology segment’s interest and other income for the nine-months ended September 30, 2005 includes approximately $0.5 million of legal settlement income as a result of the settlement of a claim during the period.

VeriChip Segment

Three-Months Ended September 30, 2005 Compared to the Three-Months Ended September 30, 2004

	Three- Months Ended September 30, 2005	% Of Revenue	Three- Months Ended September 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,567	91.6	$23	100.0	$5,544	24,104%
Service	511	8.4	–	–	511	–
Total revenue	6,078	100.0	23	100.0	6,055	26,326
Gross Profit:
Product (1)	3,418	61.4	11	47.8	3,407	30,973
Service (2)	175	34.2	–	–	175	–
Total gross profit	3,593	59.1	11	47.8	3,582	34,564
Selling, general and administrative expense	2,705	44.5	426	1,852.2	2,279	535.0
Research and development	674	11.1	–	–	674	–
Depreciation and amortization	364	6.0	13	56.5	351	2,700.0
Interest and other income	(35)	(0.6)	(5)	(21.7)	30	600.0
Interest expense	126	2.1	37	160.9	89	240.5
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(241)	(4.0)	$(460)	(2,000.0)	$(219)	(47.6)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our VeriChip segment’s Healthcare division’s revenue was approximately $4.6 million in the three-months ended September 30, 2005. VeriChip’s Healthcare division did not generate any revenue in the three-months ended September 30, 2004. The revenue in the three-months ended September 30, 2005 was due to sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and monitoring systems as a result of our acquisitions of VeriChip Inc. and Instantel during the first half of 2005.

VeriChip’s Safety and Security division’s revenue was approximately $1.5 million in the three-months ended September 30, 2005 as compared to $23,000 in the three-months ended September 30, 2004. The increase is due to sales of tool location and vibration monitoring systems. We acquired the tool location and vibration monitoring systems as a result of our acquisitions of VeriChip Inc. and Instantel during the first half of 2005.

Gross Profit and Gross Profit Margin - Our VeriChip segment’s Healthcare division’s gross profit was approximately $2.6 million in the three-months ended September 30, 2005, and gross profit margin was approximately 57.4% during the three-months ended September 30, 2005. VeriChip’s Healthcare division did not generate any gross profit during the three-months ended September 30, 2004. The gross profit in the three-months ended September 30, 2005 was due to the aforementioned sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals.

Our VeriChip segment’s Safety and Security division’s gross profit increased approximately $1.0 million to $1.0 million in the three-months ended September 30, 2005 as compared to $11,000 in the three-months ended September 30, 2004. The gross margin percentage increased to 64.2% in the three-months ended September 30, 2005 as compared to 47.8% in the three-months ended September 30, 2004. The increase in gross profit and gross profit margin is attributable to the aforementioned sales of our tool location and vibration monitoring systems.

Selling, General and Administrative Expense - Our VeriChip segment’s selling, general and administrative expenses increased approximately $2.3 million in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004. Approximately $1.9 million of the increase related to the selling, general and administrative expense associated with the wander prevention, infant protection, asset location and monitoring, tool location and vibration monitoring systems businesses that we acquired in the first half of 2005. In addition, selling general and administrative expenses related to our existing business increased by approximately $0.4 million in the three-months ended September 30, 2005 primarily as a result of our increased efforts to market our VeriMed system in hospital emergency rooms. As of November 1, 2005, 62 hospitals have agreed to implement our VeriMed System.

Research and Development - Our VeriChip segment’s research and development expense was approximately $0.7 million in the three-months ended September 30, 2005. We did not incur any research and development expense in the three-months ended September 30, 2004.  Approximately $0.5 million and $0.2 million of our research and development expense in the three-months ended September 30, 2005 related to research and development efforts in VeriChip’s Healthcare and Safety and Security divisions, respectively.

Depreciation and Amortization - Our VeriChip segment’s depreciation and amortization expense increased approximately $0.4 million in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004 primarily as a result of the inclusion of amortization expense associated with VeriChip Inc. and Instantel’s patents, customer relationships and distribution networks. These intangibles are being amortized over periods ranging from 4 to 12.3 years.

Nine-Months Ended September 30, 2005 Compared to the Nine-Months Ended September 30, 2004

	Nine- Months Ended September 30, 2005	% Of Revenue	Nine- Months Ended September 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$8,520	93.5	$179	100.0	$8,341	4,659.8%
Service	595	6.5	–	–	595	–
Total revenue	9,115	100.0	179	100.0	8,936	4,992.2
Gross Profit:
Product (1)	5,463	61.4	95	53.1	5,368	5,560.5
Service (2)	187	31.3	–	–	187	–
Total gross profit	5,650	62.0	95	53.1	5,555	5,560.5
Selling, general and administrative expense	5,192	57.0	1,183	660.9	4,009	338.9
Research and development	1,057	11.6	–	–	1,057	–
Depreciation and amortization	889	9.8	36	20.1	853	2,369.4
Interest and other income	(38)	(0.4)	(15)	(8.4)	23	153.3
Interest expense	230	2.5	98	54.7	132	134.7
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(1,680)	(18.4)	$(1,207)	(674.3)	$473	39.2%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our VeriChip segment’s Healthcare division’s revenue was approximately $6.9 million in the nine-months ended September 30, 2005. VeriChip’s Healthcare division did not generate any revenue in the nine-months ended September 30, 2004. The revenue in the nine-months ended September 30, 2005 was due to sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and monitoring systems during the first half of 2005. The FDA cleared our VeriMed product for its medical applications in October 2004. Going forward, we are hopeful that sales of our VeriMed product will become a major part of our VeriChip segment’s revenue.

VeriChip’s Safety and Security division’s revenue was approximately $2.2 million in the nine-months ended September 30, 2005 as compared to $0.2 million in the nine-months ended September 30, 2004. The $2.0 million increase is due to sales of tool location and vibration monitoring systems of approximately $2.2 million, partially offset by a decrease in sales of VeriChip’s VeriGuard product of approximately $0.2 million. We acquired the tool location and vibration monitoring systems during the first half of 2005. To date, we have not recorded significant revenues from sales of our VeriGuard systems. We have terminated many of our exclusive international distributor contracts because some distributors have not met the required purchase quotas. To replace these contracts, we have generally shifted our focus to non-exclusive international contracts, which we anticipate in the long run will create multiple distributors in each territory, and hopefully, result in increased interest in the international marketplace.

Gross Profit and Gross Profit Margin - Our VeriChip segment’s Healthcare division’s gross profit was approximately $4.3 million in the nine-months ended September 30, 2005, and gross profit margins were 62.0% during the nine-months ended September 30, 2005. VeriChip’s Healthcare division did not generate any gross profit during the nine-months ended September 30. 2004. The gross profit in the nine-months ended September 30, 2005 was due to the aforementioned sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals.

VeriChip’s Safety and Security division’s gross profit increased approximately $1.3 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004. The gross margin percentage increased to 62.0% in the nine-months ended September 30, 2005 as compared to 53.1% in the nine-months ended September 30, 2004. The increase in gross profit and margin is attributable to sales of the aforementioned tool location and vibration monitoring systems.

Selling, General and Administrative Expense - Our VeriChip segment’s selling, general and administrative expenses increased approximately $4.0 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004. Approximately 3.3 million of the increase relates to the selling, general, and administrative expense associated with the wander prevention, infant protection, asset location and monitoring, tool location and vibration monitoring systems businesses that we acquired in the first half of 2005. In addition, selling general and administrative expenses related to our existing business increased by $0.7 million in the nine-months ended September 30, 2005 primarily as a result of our increased efforts to market our VeriMed system in hospital emergency rooms.

Research and Development - Our VeriChip segment’s research and development expense was approximately $1.1 million in the nine-months ended September 30, 2005. We did not incur any research and development expense in the nine-months ended September 30, 2004.  Approximately $0.8 million and $0.3 million of our research and development expense in the nine-months ended September 30, 2005 related to research and development efforts in VeriChip’s Healthcare and Safety and Security divisions, respectively.

Depreciation and Amortization - Our VeriChip segment’s depreciation and amortization expense increased approximately $0.9 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 primarily as a result of the inclusion of amortization expense associated with VeriChip Inc. and Instantel’s patents, customer relationships and distribution networks. These intangibles are being amortized over periods ranging from 4 to 12.3 years.

Digital Angel Segment

Three-Months Ended September 30, 2005 Compared to the Three-Months Ended September 30, 2004

	Three- Months Ended Sept 30, 2005	% Of Revenue	Three- Months Ended Sept 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$13,217	96.1	$10,668	95.4	$2,549	23.9%
Service	541	3.9	512	4.6	29	5.7
Total revenue	13,758	100.0	11,180	100.0	2,578	23.1
Gross Profit:
Product (1)	5,679	43.0	4,797	45.0	882	18.4
Service (2)	257	47.5	219	42.9	38	17.4
Total gross profit	5,936	43.1	5,016	44.9	920	18.3
Selling, general and administrative expense	5,365	39.0	4,130	36.9	1,235	29.9
Research and development	1,165	8.5	731	6.5	434	59.4
Depreciation and amortization	391	2.8	305	2.7	86	28.2
Interest and other income	(101)	(0.7)	(92)	(0.8)	9	9.8
Interest expense	98	0.7	270	2.4	(172)	(63.7)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(982)	(7.1)	$(328)	(2.9)	$654	199.4%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Digital Angel’s Animal Applications division’s revenue increased $3.3 million to $8.8 million in the three-months ended September 30, 2005 compared to $5.5 million in the three-months ended September 30, 2004. The increase in revenue was principally due to an increase in sales to fish and wildlife customers of $0.9 million, an increase in microchip and visual product sales to livestock customers of $0.8 million, an increase in sales to companion animal customers of $0.5 million, and the inclusion of $1.1 million of revenue from DSD. DSD was acquired on February 28, 2005.

Digital Angel’s GPS and Radio Communication division’s revenue decreased $0.7 million to $5.0 million in the three-months ended September 30, 2005 compared to $5.7 million in the three-months ended September 30, 2004. The decrease primarily relates to decreased revenue at Digital Angel’s subsidiary, Signature Industries Ltd.  In the three months ended September 30, 2005 there were no shipments by Signature Industries of the G2R SARBE locator beacon under the contract with the government of India compared to approximately $1.8 million of shipments in the three months ended September 30, 2004. Signature’s last shipment under the contract with the government of India occurred in May 2005. In the three months ended September 30, 2005, this decrease was offset by increased shipments of SARBE accessories to the United Kingdom Ministry of Defense of approximately $0.6 million and increased sales of approximately $0.5 million in Signature’s alarm and equipment leasing division.

Gross Profit and Gross Profit Margin - The Animal Applications division’s gross profit increased approximately $1.3 million to $3.5 million in the three-months ended September 30, 2005 compared to $2.2 million in the three-months ended September 30, 2004. We attribute $1.0 million of the increase to the previously mentioned sales increase and the inclusion of $0.3 million of gross profit from DSD. The Animal Applications division’s gross margin percentage was 39.7% for the three month period ended September 30, 2005 compared to 39.1% for the three month period ended September 30, 2004.

The GPS and Radio Communications division’s gross profit decreased $0.4 million to $2.5 million in the three month period ended September 30, 2005 as compared to $2.9 million in the three-months ended September 30, 2004. The GPS and Radio Communications division’s gross margin percentage decreased to 49.3% in the three-months ended September 30, 2005 as compared to 50.5% in the three-months ended September 30, 2004. The decrease in gross profit and gross profit margin results primarily from the decrease in sales and the resulting sales mix.

Selling, General and Administrative Expense - Digital Angel’s selling, general and administrative expense increased approximately $1.2 million in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004. The increase relates primarily to a charge of $0.4 million in legal expenses related to the protection of certain intellectual property, $0.4 million of compensation expense related to restricted stock grants, employee bonuses, additional employees and salary increases and $0.4 million of expense related to DSD. Selling, general and administrative expense increased as a percentage of sales to 39.0% in the three-months ended September 30, 2005 compared to 36.9% in the three-months ended September 30, 2004 due primarily to the increase in expenses during the current period.

Research and Development - Our Digital Angel segment’s research and development expense increased approximately $0.4 million in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004. Approximately $0.2 million of the increase was primarily related to the development of a large scale RFID antenna detection system for a fish and wildlife customer, and approximately $0.2 million related to expenses at Digital Angel’s OuterLink subsidiary and is associated with continued development of its next generation of communication system hardware.

Interest and Other Expense - Our Digital Angel segment’s interest expense was approximately $0.1 million and approximately $0.3 million in the three month periods ended September 30, 2005 and 2004, respectively.  Interest expense in the three months ended September 30, 2004 included discount amortization and deferred debt cost amortization that did not exist in the three-months ended September 30, 2005.

Nine-Months Ended September 30, 2005 Compared to the Nine-Months Ended September 30, 2004

	Nine- Months Ended Sept 30, 2005	% Of Revenue	Nine- Months Ended Sept 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$40,161	95.6	$30,582	95.5	$9,579	31.3%
Service	1,860	4.4	1,439	4.5	421	29.3
Total revenue	42,021	100.0	32,021	100.0	10,000	31.2
Gross Profit:
Product (1)	17,602	43.8	13,103	42.8	4,499	34.3
Service (2)	969	52.1	598	41.6	371	62.0
Total gross profit	18,571	44.2	13,701	42.8	4,870	35.5
Selling, general and administrative expense	16,104	38.3	12,143	37.9	3,961	32.6
Research and development	3,370	8.0	2,250	7.0	1,120	49.8
Depreciation and amortization	1,098	2.6	1,019	3.2	79	7.8
Interest and other income	(293)	(0.7)	(108)	(0.3)	185	171.3
Interest expense	278	0.7	632	2.0	(354)	(56.0)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(1,986)	(4.7)	$(2,235)	(7.0)	$(249)	(11.1)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Digital Angel’s Animal Applications division’s revenue increased $6.7 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004. The increase in revenue was primarily due to an increase in microchip and visual product sales to livestock customers of approximately $1.7 million, an increase in sales to fish and wildlife customers of approximately $0.9 million, an increase in sales to companion animal customers of approximately $0.5 million, an increase in intercompany sales to VeriChip of approximately $0.4 million and the inclusion of approximately $3.2 million of revenue from DSD, which Digital Angel acquired on February 28, 2005.

Digital Angel’s GPS and Radio Communication division’s revenue increased $3.3 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004. The increase was principally due to increased sales of $2.9 million from Digital Angel’s subsidiary, Signature Industries, Ltd. related to shipments of the G2R pilot locator beacon to fulfill a contract with the government of India and antennas to the United Kingdom Ministry of Defense, and increased sales in Signature’s alarm and equipment leasing division. Additionally, sales at OuterLink increased $0.4 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Gross Profit and Gross Profit Margin - The Animal Applications division’s gross profit increased approximately $2.8 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004. We attribute $1.6 million of the increase to the previously mentioned sales increase and $1.2 million of the increase to the inclusion of gross profit from DSD, which was acquired in February 2005. The Animal Applications division’s gross margin percentage was 39.6% for the nine-months ended September 30, 2005 and 39.0% for the nine-months ended September 30, 2004.

The GPS and Radio Communications division’s gross profit increased $2.1 million in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 primarily as a result of the previously mention increase in sales. The GPS and Radio Communications division’s gross margin percentage increased to 51.2% in the nine-months ended September 30, 2005 as compared to 48.1% in the nine-months ended September 30, 2004. The increase in gross profit margin results primarily from higher margins related to shipments of SARBE accessories to the Ministry of Defense.

Selling, General and Administrative Expense - Our Digital Angel segment’s $4.0 million increase in selling, general and administrative expense in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 relates to increased legal and insurance expense, approximately $1.0 million of expense related to DSD, and increased sales and marketing expenses of approximately $0.3 million associated with sales of the SARBE accessories to the Ministry of Defense.

Research and Development - Our Digital Angel segment’s research and development increased approximately $1.1 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004. Approximately $0.4 million of the increase relates to the development of a new large scale RFID antenna detection system for a fish and wildlife customer, $0.4 million relates to Digital Angel’s OuterLink subsidiary and is associated with the continued development of its next generation of communication system hardware and approximately $0.3 million relates to continuing product development programs.

Interest Expense - Our Digital Angel segment’s interest expense decreased in the nine-months ended September 30, 2005 compared to the nine-months ended September 30, 2004 as a result of debt discount amortization and deferred debt cost amortization incurred in the nine-months ended September 30, 2004 that did not exist in the nine-months ended September 30, 2005.

InfoTech Segment

Three-Months Ended September 30, 2005 Compared to the Three-Months Ended September 30, 2004

	Three- Months Ended September 30, 2005	% Of Revenue	Three- Months Ended September 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$3,117	89.7	$2,876	80.8	$241	8.4%
Service	359	10.3	683	19.2	(324)	(47.4)
Total revenue	3,476	100.0	3,559	100.0	(83)	(2.3)
Gross Profit:
Product (1)	580	18.6	406	14.1	174	42.9
Service (2)	54	15.0	175	25.6	(121)	(69.1)
Total gross profit	634	18.2	581	16.3	53	9.1
Selling, general and administrative expense	863	24.8	772	21.7	91	11.8
Research and development	–	0.0	–	0.0	–	0.0
Depreciation and amortization	30	0.8	46	1.3	(16)	(34.8)
Interest and other income	(36)	(1.0)	(40)	(1.1)	(4)	(10.0)
Interest expense	55	1.6	52	1.5	3	5.8
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(278)	(8.0)	$(249)	(7.0)	$(29)	(11.6)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - The increase in our InfoTech segment’s product revenue of $0.2 million for the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004 was primarily due to improved market conditions over the summer months compared to last year. The decrease in service revenue of $0.3 million in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004 resulted primarily from a drop in time and material services sales related to a service contract with IBM Corporation.

Gross Profit and Gross Profit Margin - The increase in our InfoTech segment’s gross profit of approximately $0.1 million in the three-months ended September 30, 2005 compared to the three-months ended September 30, 2004 was primarily due to higher than usual product margins which was somewhat offset by lower than usual service gross margins. Total gross margin increased to 18.2% in the three months ended September 30, 2005 from 16.3% in the three-months ended September 30, 2004. The increase was primarily due to an increase in high-end product sales which yield a higher gross profit margin. This was somewhat offset by low service margins experienced during the third quarter of 2005, stemming from an under-utilization of technicians and engineers, as well as higher than normal parts expense associated with InfoTech’s maintenance contracts.

Selling, General and Administrative Expense - The increase in our InfoTech segment’s selling, general and administrative expense of approximately $0.1 million in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004 was primarily due to salary increases to non-management personnel, higher selling expense and commissions related to higher gross profit, and increased accounting expenses associated with evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).

Nine-Months Ended September 30, 2005 Compared to the Nine-Months Ended September 30, 2004

	Nine- Months Ended September 30, 2005	% Of Revenue	Nine- Months Ended September 30, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$10,122	88.6	$10,511	81.1	$(389)	(3.7)%
Service	1,301	11.4	2,446	18.9	(1,145)	(46.8)
Total revenue	11,423	100.0	12,957	100.0	(1,534)	(11.8)
Gross Profit:
Product (1)	2,000	19.8	1,356	12.9	644	47.5
Service (2)	226	17.4	783	32.0	(557)	(71.1)
Total gross profit	2,226	19.5	2,139	16.5	87	4.1
Selling, general and administrative expense	2,407	21.1	2,324	17.9	83	3.6
Research and development	–	0.0	–	0.0	–	0.0
Depreciation and amortization	76	0.7	138	1.1	(62)	(44.9)
Interest and other income	(108)	(0.9)	(123)	(0.9)	(15)	(12.2)
Interest expense	166	1.5	68	0.5	98	144.1
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(315)	(2.8)	$(268)	(2.1)	$(47)	(17.5)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - The decrease in our InfoTech segment’s revenue of approximately $1.5 million for the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004 was primarily a result of the drop in time and material services sales due to a significant reduction in volume in our IBM Corporation service contract. We do not expect the sales volume from the IBM Corporation contract to return to last year’s levels. However, we hope our overall sales volume for the last quarter of 2005 will return to levels at or above last year due to the improved IT market conditions and our continued focus on high-end, Intel-based products and related services.

Gross Profit and Gross Profit Margin - The increase in our InfoTech segment’s gross profit of approximately $0.1 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004 was primarily due to improved product margins, which was largely offset by lower service margins. Total gross profit margin increased from 16.5% in the nine-months ended September 30, 2004 to 19.5% in the nine-months ended September 30, 2005. Product margins increased due to the increase in sales of high-end products, which yield higher profit margins and favorable pricing from our vendors. Service margins decreased to 17.4% in the nine-months ended September 30, 2005 from 32.0% during the nine-months ended September 30, 2004. This decrease was primarily due to the under-utilization of technicians and engineers during the nine-months ended September 30, 2005. We expect overall margins to be steady for the balance of the fiscal year due to our focus on high-end products and related services. We expect efforts made during the first nine-months of 2005 to improve the utilization of our technicians and engineers.

Selling, General and Administrative Expense - Our InfoTech segment’s increase in selling, general and administrative expense of approximately $0.1 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004 was primarily due to an increase in sales expense and commissions related to higher gross profit, an increase in salaries to non-management personnel made in the fourth quarter of 2004 and an increase in accounting expenses associated with the evaluation of our internal control required by Section 404. Accounting fees in 2005 are expected to remain higher than last year due to the expenses related to Section. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

“Corporate/Eliminations”

Three-Months Ended September 30, 2005 Compared to the Three-Months Ended September 30, 2004
	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)

Revenue:
Elimination of intercompany product revenue	$(11)	$(18)	$(7)	$(38.9)%
Total	(11)	(18)	(7)	(38.9)
Gross Profit:
Elimination of intercompany product gross profit	(6)	(18)	(12)	(66.7)
Total	(6)	(18)	(12)	(66.7)
Selling, general and administrative expense	1,876	1,330	546	41.1
Research and development	4	163	(159)	(97.5)
Depreciation and amortization	35	43	(8)	(18.6)
Interest and other income	(834)	(82)	752	917.1
Interest expense (reduction)	295	(306)	601	196.4
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(1,382)	$(1,166)	$216	$18.5%

Selling, General and Administrative Expense - The increase in selling, general and administrative expense of approximately $0.5 million for the three-months ended September 30, 2005 as compared to the three months-ended September 30, 2004 was primarily due to increases in accounting, legal and other professional fees.

Research and Development - In mid-2004, we made a decision to downsize our Corporate Research Group.  In January 2005 and again in March 2005, we made decisions to further downsize our Corporate Research Group, and effective March 31, 2005, we closed our Corporate Research Group.

Interest and Other Income - Interest and other income increased approximately $0.8 million in the three-months ended September 30, 2005 as compared to the three-months ended September 30, 2004. The increase relates primarily to approximately $0.7 million of income recorded in the three-months ended September 30, 2005 attributable to the reversal of certain liabilities of a business unit that we had closed during 2001.

Interest Expense (Reduction) - Our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures issued on June 30, 2003. The debentures were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/reduction in interest expense. The warrants are settleable into shares of the Digital Angel common stock that we own and exercisable into shares of our common stock or are settleable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As of September 30, 2005, warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock. As a result of the holder having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. During the three-months ended September 30, 2005 and 2004, we recorded interest expense reductions of $34,000 and $0.9 million, respectively, as a result of such revaluations. Partially offsetting the decrease in expense associated with the interest reduction was $0.4 million of interest expense recorded on the Notes issued on June 10, 2005.

Nine-Months Ended September 30, 2005 Compared to the Nine-Months Ended September 30, 2004

	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)

Revenue:
Elimination of intercompany product revenue	$(466)	$(76)	$390	513.2%
Total	(466)	(76)	390	513.2
Gross Profit:
Elimination of intercompany product gross profit	(289)	(76)	213	280.3
Total	(289)	(76)	213	280.3
Selling, general and administrative expense	3,869	4,004	(135)	(3.4)
Research and development	190	560	(370)	(66.1)
Depreciation and amortization	120	104	16	15.4
Interest and other income	(1,110)	(489)	621	127.0
Interest expense (reduction)	(2,872)	(1,202)	1,670	138.9
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(486)	$(3,053)	$(2,567)	(84.1)%

Research and Development - Research and Development expense decreased $0.4 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004. In mid-2004, we made a decision to downsize our Corporate Research Group.  In January 2005 and again in March 2005, we made decisions to further downsize our Corporate Research Group, and effective March 31, 2005, we closed our Corporate Research Group. Going forward the majority of our research and development will be handled through our segments.

Interest and Other Income - Interest and other income increased approximately $0.6 million in the nine-months ended September 30, 2005 as compared to the nine-months ended September 30, 2004. Interest and other income is primarily a function of our short-term investments and interest earned on notes receivable.   In addition, we recorded income of approximately $0.7 million during the nine-months ended September 30, 2005 attributable to the reverse of certain liabilities of a business unit that we had closed during 2001.

Interest Expense (Reduction) - Our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures issued on June 30, 2003. The debentures were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/reduction in interest expense. The warrants are settleable into shares of the Digital Angel common stock that we own and exercisable into shares of our common stock or are settleable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As of September 30, 2005, warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock. As a result of the holder having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. During the nine-months ended September 30, 2005 and 2004, we recorded interest expense reductions of $3.2 million and $1.3 million, respectively, as a result of such revaluations. Partially offsetting the decrease in expense associated with the interest reduction was $0.5 million of interest expense recorded on the Notes issued on June 10, 2005.

Income Taxes

We had effective income tax (benefit) rates of 1.6% and (0.5)% for the three-months ended September 30, 2005 and 2004, respectively, and 2.1% and 1.7% for the nine-months ended September 30, 2005 and 2004, respectively. Differences in the effective (benefit) income tax rate from the statutory federal income tax rate arise primarily from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets.

Net Gain (Loss) on Capital Transactions of Subsidiary and Gain (Loss) Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

Gains, where realized, and losses on issuances of certain shares of stock by Digital Angel are reflected in the unaudited Condensed Consolidated Statements of Operations. We determined that such recognition of gains and losses on the issuances of certain shares of stock by Digital Angel was appropriate since such shares were not sales of unissued shares in a public offering, we do not plan to reacquire such shares, and the value of the proceeds could be objectively determined.

During the three-months ended September 30, 2005, Digital Angel did not issue any shares of its common stock. During the three-months ended September 30, 2004, we recorded a loss of $38,000 on the issuances of 0.1 million shares of Digital Angel’s common stock. During the nine-months ended September 30, 2005 and 2004, we recorded a gain (loss) of $0.4 million and $(1.8) million, respectively, on the issuances of 0.2 million and 4.0 million shares of Digital Angel’s common stock, respectively. These issuances resulted from the issuance on March 1, 2004 of 3.0 million shares of Digital Angel’s common stock to us under an initial share exchange agreement, the exercise of Digital Angel’s stock options and warrants, the conversion of its preferred stock and for payment of services. The gain (loss) is comprised of (i) the minority owners’ interest in the value of the 3.0 million shares issued by Digital Angel to us on March 31, 2004, and (ii) net of gains from the issuance of shares in connection with the exercise of options and warrants, the conversion of preferred stock and for payment of services. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.6 million shares to us during the nine-months ended June 30, 2005 under the terms of the Share Exchange Agreement between Digital Angel and us, as discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, which did not result in a gain or loss on issuance. Also, during the three and nine-months ended September 30, 2004, Digital Angel issued 50,000 and 0.2 million shares of its common stock, respectively, which we acquired under the terms of a letter agreement among us, Digital Angel and Laurus Master Fund, Ltd., Digital Angel’s previous lender. Gains/losses on issuances of shares under the letter agreement were not included in the gains/losses noted above, as we intended to acquire such shares upon issuance.

We recorded a gain (loss) of $46,000 and $(0.3) million during the three-months ended September 30, 2005 and 2004, respectively, and a gain of $0.5 million and $1.6 million during the nine-months ended September 30, 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel. The business operations of Digital Angel and its capital transactions are described in Notes 6 and 7, respectively, to our Condensed Consolidated Financial Statements.

RESULTS OF DISCONTINUED OPERATIONS

During the second quarter of 2004, Digital Angel’s Board of Directors approved a plan to sell our Medical Systems operations, and accordingly, the business assets of Medical Systems were sold in 2004. Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three and nine-months ended September 30, 2005 and 2004, consisting of losses attributable to Medical Systems:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,	Nine-Months Ended September 30,
	2005	2004	2005	2004
Product revenue	$–	$–	$–	$204
Service revenue	–	–	–	223
Total revenue	–	–	–	427
Cost of products sold	–	–	–	87
Cost of services sold	–	–	–	317
Total cost of products and services sold	–	–	–	404
Gross profit	–	–	–	23
Selling, general and administrative expense	–	35	–	974
Depreciation and amortization	–	–	–	107
Other income	85	290	85	185
Minority Interest	(38)	(53)	(38)	285
Income (loss) from discontinued operations	$47	$202	$47	$(588)

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

We accounted for our Intellesale segment and our other non-core businesses as discontinued operations in accordance with APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). APB No. 30, of which portions related to the accounting for discontinued operations have been superseded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

During the three-months ended September 30, 2005 and 2004, we reduced the estimated loss on disposal of discontinued operations by approximately $0.0 and $0.1 million, respectively. During the nine-months ended September 30, 2005 and 2004, we (increased) reduced the estimated loss on disposal of discontinued operations by approximately $(4,000) and $2.2 million, respectively. During the nine-months ended September 30, 2004 certain carrying costs were settled for less than previously anticipated. Carrying costs totaled $0.9 million and $0.9 million as of September 30, 2005 and December 31, 2004, respectively. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in discontinued operations.

Net Loss

During the three-months ended September 30, 2005 and 2004, we reported a net loss of approximately $2.6 million and $2.5 million, respectively, and during the nine-months ended September 30, 2005 and 2004, we reported a net loss of approximately $2.5 million and $4.0 million, respectively. Included in the loss for the three-months ended September 30, 2005 was $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. Included in the loss for the three-months ended September 30, 2005 and 2004 was $34,000 and $0.9 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the common stock of Digital Angel, that we own, and exercisable into shares of our common stock or settleable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As a result of the holder having the option to settle the warrants in shares of the Digital Angel common stock that we own, fluctuations in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense.

Included in the loss for the nine-months ended September 30, 2005 and 2004 was $3.2 million and $1.3 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. Also, included for the nine-months ended September 30, 2005 was $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001, and income attributable to capital transactions of subsidiary of $0.9 million. Included in the net loss for the nine-months ended September 30, 2004 was a loss attributable to capital transactions of subsidiary of $0.2 million and net income from discontinued operations of approximately $1.6 million as a result of the settlement of certain carrying cost for less than anticipated. Excluding these items, we incurred net losses of approximately $7.8 million and $6.7 million for the nine-months ended September 30, 2005 and 2004, respectively, primarily resulting from lower sales of our voice, data and video telecommunications networks.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of September 30, 2005, cash and cash equivalents totaled $20.7 million, a decrease of $10.1 million, or 34.7%, from $30.8 million at December 31, 2004.

Operating activities used cash of $7.4 million and $9.6 million during the nine-months ended September 30, 2005 and 2004, respectively. During the nine-months ended September 30, 2005, cash was used primarily to fund losses, for payment of accounts payable, accrued expenses and other liabilities, partially offset by collections of accounts receivables. During the nine-months ended September 30, 2004, cash was used primarily to fund losses, for purchases of inventory, to fund discontinued operations, and also as a result of an increase in the accounts receivable.

Accounts and unbilled receivables, net of allowance for doubtful accounts increased by $2.9 million, or 17.5%, to $19.5 million at September 30, 2005, from $16.6 million at December 31, 2004. The increase in accounts receivable resulted primarily from the acquisitions of DSD, VeriChip Inc. and Instantel during the nine-months ended September 30, 2005.

Inventory levels increased by $4.2 million, or 51.9%, to $12.3 million at September 30, 2005, from $8.1 million at December 31, 2004. We attribute the increase primarily to the acquisitions of DSD, VeriChip Inc. and Instantel during the nine-months ended September 30, 2005. DSD, VeriChip Inc. and Instantel contributed $1.2 million, $0.4 million and $1.5 million of the increase, respectively.

Accounts payable increased by $3.1 million, or 33.3%, to $12.4 million at September 30, 2005, from $9.3 million at December 31, 2004, due primarily the acquisitions of DSD, VeriChip Inc. and Instantel during the nine-months ended September 30, 2005.

Accrued expenses decreased by $3.5 million, or 16.8%, to $17.3 million at September 30, 2005, from $20.8 million at December 31, 2004, due primarily to payments during the nine-months ended September 30, 2005 of bonuses, and other items that were accrued at December 31, 2004.

Investing activities used cash of $22.9 million and $0.1 million during the nine-months ended September 30, 2005 and 2004, respectively. During the nine-months ended September 30, 2005, cash was used primarily for costs of business acquisitions. During the nine-months ended September 30, 2004, cash of $0.7 million was provided primarily from the collection of notes receivable and cash of $1.7 million was provided from the sale of certain assets related to our discontinued operations, offset by cash of $1.1 million was used to purchase property and equipment, and cash of $0.7 million used to purchase other assets.

Financing activities provided cash of $20.5 million and $7.5 million during the nine-months ended September 30, 2005 and 2004, respectively. During the nine-months ended September 30, 2005, cash of $17.4 million was provided from the issuances of the Notes and Preferred Stock, $6.1 million was provided from the issuance of common stock, $1.5 million was used for the payment of notes payable, cash of $1.5 million was used for purchases of treasury stock by a subsidiary, partially offset by cash of $0.3 million, which was provided by the issuance of common stock by a subsidiary. During the nine-months ended September 30, 2004, cash of $5.7 million was provided from the issuances of common shares, and $3.8 million of cash was provided by subsidiary issuances of common stock.

Financial Condition

As of September 30, 2005, our consolidated cash and cash equivalents totaled $20.7 million. Our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $5.5 million, VeriChip had a cash balance of $2.1 million, Digital Angel had a cash balance of $12.1 million, and InfoTech had a cash balance of $1.0 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

o	To fund operations (excluding research and development) -$3.0 million;

o	To fund research and development - $7.3 million;

o	To fund capital expenditures - $2.9 million (we do not have any material commitments for capital expenditures); and

o	To fund principal debt payments - approximately $7.6 million. (We anticipate converting the Notes into shares of our Preferred Stock as more fully discussed below).

We anticipate the cash outlay for our research and development efforts relating to our Advanced Technology segment to be approximately $0.5 million, VeriChip’s cash outlay for its research and development efforts will be approximately $2.8 million, and Digital Angel’s cash outlay for its research and development efforts will be approximately $4.0 million for the next twelve months. InfoTech does not currently incur research and development expense.

We estimate for the next twelve months that our Advanced Technology segment’s capital expenditures will be approximately $0.1 million, VeriChip’s capital expenditures will be $0.4 million, Digital Angel’s capital expenditures will be approximately $2.4 million, and InfoTech’s capital expenditures will be de minimis.

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

Second, we will attempt to expand markets/distribution channels for VeriChip through the recent acquisitions of VeriChip Inc. and Instantel, which provide VeriChip with complementary companies that bring experienced management, revenue and a synergistic customer base;

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
to attempt to produce additional cash flow and revenue from our advanced technology products - Bio-ThermoTM and Thermo LifeTM;

to attempt to expand markets/distribution channels for VeriChip through the recent acquisitions of VeriChip Inc. and Instantel, which provide VeriChip with complementary companies that bring experienced management, revenue and a synergistic customer base; and

to attempt to generate additional liquidity through divestiture of business units and assets that are not critical to us;
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

Senior Unsecured Convertible Notes

As discussed in Note 4 to our unaudited Condensed Consolidated Financial Statements, we borrowed an aggregate of $5.0 million from two investors under the Notes due December 10, 2005. We are entitled to extend the maturity of the Notes for an additional three months if the market price of our common stock on any of the ten trading days ending on and including the original maturity date is less than the floor price of $3.25 per share. The Notes are payable in cash or, under certain conditions, are exchangeable for shares of our Preferred Stock upon maturity, at our option, as more fully discussed in Note 4 to our unaudited Condensed Consolidated Financial Statements. Currently, we meet all of those conditions, although our current common stock price is less than the floor price of $3.25 per share. We believe that it is likely that we will meet those conditions upon maturity of the Notes, and we intend to exchange the Notes for shares of our Preferred Stock, assuming the price of our common stock equals or exceeds the floor price at the time of the exchange. If we are required repay the Notes in cash it would materially and adversely affect our cash flow. In that event, we would be required, although there can be no assurance that we would be successful, to borrow funds, if available, or issue equity or debt or rely on our other sources of liquidity to raise funds to meet our needs.

We believe that based on our current cash reserves and the revenue and related cash flows we expect to generate during the next 12 months from our Advanced Technology and VeriChip segments, along with the availability under VeriChip’s credit line with Royal Bank of Canada of approximately $1.2 million as of September 30, 2005, we will have sufficient funds available to cover the operating expenses of these segments as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel and InfoTech) for the next 12 months. We believe that Digital Angel has sufficient funds, with related cash flows, to cover its operating expenses over the next 12 to 24 months due to its cash reserves and its expected cash flow from operations. We believe that our InfoTech segment will have sufficient funds to cover its operating expenses over the next 12 months as a result of cash flow from operations, and InfoTech’s availability under its credit facility with Wells Fargo Business Credit Inc. (“Wells Fargo”) and its wholesale financing agreement with IBM Credit LLC. As of September 30, 2005, InfoTech had approximately $10,000 outstanding under its credit facility with Wells Fargo. On September 30, 2005, InfoTech was not in compliance with a certain financial covenant under its credit facility with Wells Fargo, and on November 4, 2005, InfoTech and Wells Fargo entered into a Second Amendment and Waiver to such agreement, which waived the covenant violation. As of September 30, 2005, InfoTech has approximately $0.8 million and $0.5 million available under its credit facility with Wells Fargo and its wholesale financing agreement with IBM Credit LLC, respectively.

During 2005 and beyond, our focus will be to generate significant revenue and cash flow from VeriChip™, Bio-Thermo™ and Thermo Life™ products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

Outlook

We are constantly seeking opportunities to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provision of FAS 123R will become effective for us beginning January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. In addition, we have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws with respect to our financial condition, results of operations and business, and includes statements relating to:

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

The information contained in this Form 10-Q is as of September 30, 2005, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Including our subsidiaries located in the United Kingdom, Denmark and Canada, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of September 30, 2005, our debt consisted of InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at the prime rate plus 3%, Digital Angel’s borrowings under a Danish credit facility bearing interest at the prime rate plus 2%, and a mortgage and capitalized leases with fixed or implicit interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

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

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at September 30, 2005

Dollars in Thousands
Total notes payable and long-term debt	$11,267
Notes payable bearing interest at fixed interest rates	$7,279
Weighted-average interest rate during the nine-months ended September 30, 2005	14.7%

(1)
The weighted-average interest rate during the nine-months ended September 30, 2005 excluded the impact of approximately $3.2 million of non-cash interest expense reduction associated with the revaluation of warrants which are settleable in shares of the Digital Angel common stock owned by the Company.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a - 15(e) and 15d - 15(e)) as of the end of the quarterly period ended September 30, 2005. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II . OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of September 30, 2005, we have recorded approximately $3.2 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 14 to our unaudited Condensed Consolidated Financial Statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended September 30, 2005, there were no purchases of the Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b - 18(a)(3) of the Securities Act of 1933, as amended).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On October 31, 2005, we announced that our subsidiary, Thermo Life Energy Corp., has been awarded U.S. Patent No. 6,958,443, entitled “Low Power Thermoelectric Generator”, by the U.S. Patent and Trademark Office. Thermo Life™ is a new, unique, small and compact low power thermoelectric generator and viable energy source for low-powered devices such as micro sensor systems, ZigBee chipsets, wearable electronics, implantable medical devices, active RFID tags, among others. Wherever a temperature difference exists in any environment, Thermo Life is capable of producing an output power. Even small temperature differences of less than five degrees Celsius can provide a source of thermal energy. Thermo Life converts heat energy to electrical energy through its thermopile couples using the thermopile principle (the Seebeck effect). To date, we have not generated any revenues from our Thermo Life product.

InfoTech USA, Inc., a New Jersey corporation, as borrower, and InfoTech USA, Inc. a Delaware corporation and Information Technology Services, Inc., as guarantors, (together with the borrower, the obligors) and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, (the Lender), entered into a Second Amendment and Waiver, dated as of November 4, 2005 (the “Amendment”), to the Credit and Security Agreement dated as of June 29, 2004, as amended. Under the terms of the Agreement, the Lender waived the violation of a financial covenant, reset certain financial covenant requirements and modified the definition of “Eligible Accounts.” In consideration for the amendments and waiver provided in the Amendment, InfoTech USA, Inc. is required to pay to the Lender a non-refundable fee in the amount of $25,000.

We are purchasing the following term life insurance policies for three of our executive officers. The aggregate annual premium of the term life insurance policies is less than $3,000.

Executive Officer	Policy Amount

Scott R. Silverman	$2,000,000
Chairman of the Board, Chief Executive Officer and Acting President

Michael E. Krawitz	$1,000,000
Executive Vice President, Chief Counsel and Secretary

Lorraine M. Breece	$250,000
Vice President and Chief Accounting Officer

Depending upon the circumstances at the time of death, a portion of these policies may be payable to us upon the death of the executive officer.

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

Applied Digital Solutions, Inc. (Registrant)

Dated: November 8, 2005	By:	/S/ EVAN C. MCKEOWN
Evan C. McKeown Senior Vice President and Chief Financial Officer

Exhibit
Number	Description

3.1
Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1
Second Amendment and Waiver among InfoTech USA, Inc., a New Jersey corporation, InfoTech USA, Inc. a Delaware corporation and Information Technology Services, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated as of November 4, 2005, to the Credit and Security Agreement dated as of June 29, 2004, as amended*

31.1	Certification by Scott R. Silverman, Principal Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Evan C. McKeown, Principal Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith