Form 10-K
period 2005-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2006-03-15
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]    Accelerated filer [X]   Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

At June 30, 2005, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $207,754,459 based upon the closing price of our stock on that date of $3.29 per share as reported on the National Association of Securities Dealers Automated Quotation System.

At February 28, 2006, 67,015,142 shares of our common stock were outstanding. The market value of our common stock held by non-affiliates on February 28, 2006, was $180,426,304.

Documents Incorporated by Reference: Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

See “Risk Factors” beginning on page 29.

Overview

Applied Digital Solutions, Inc. and its subsidiaries (either wholly or majority-owned) currently engage in the following principal business activities:

•
Developing, marketing and selling radio frequency identification systems, referred to as RFID systems, used to identify, locate and protect people and their assets for use in a variety of healthcare, security, financial and identification applications;

•
marketing visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing and marketing global position systems, or GPS, enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;
•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;
•	developing and marketing call center and customer relationship management software and services; and
•	marketing information technology, or IT, hardware and services.

Unless the context otherwise requires, when we refer to the “Company,” “we, “our,” or “us,” we are referring to Applied Digital Solutions, Inc. and its subsidiaries.

As of December 31, 2005, our business operations consisted of the operations of four wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, one wholly-owned subsidiary, VeriChip Corporation, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH). As of December 31, 2005, we owned approximately 55.4% of Digital Angel Corporation and approximately 52.5% of InfoTech USA, Inc. Advanced Technology, VeriChip Corporation, referred to as VeriChip, Digital Angel Corporation, referred to as Digital Angel, and InfoTech USA, Inc., referred to as InfoTech, comprise our four operating segments.

Our Internet website address is www.adsx.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

**************

We were incorporated in Missouri in May 1993. Our principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

Recent Events

On December 29, 2005, VeriChip filed a registration statement to register shares of its common stock in an initial public offering. VeriChip intends to apply to have its common stock quoted on the Nasdaq National Market under the symbol “CHIP.” VeriChip intends to reserve for sale a percentage of the shares to be offered in the initial public offering to our shareholders through a directed share program. The number of shares to be offered and the price range for the offering have not yet been determined.

However, our plan is to retain a majority interest in and, therefore, to continue to consolidate the financial results of VeriChip. The registration statement has not yet become effective and the securities being offered may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

On December 28, 2005, we entered into a $12 million non-convertible debt financing transaction with Satellite Senior Income Fund, LLC pursuant to the terms of a note purchase agreement. The note is payable in cash and has a term of 18 months.  The note accrues interest at 12% per annum for the first nine months and then increases by 1% per month thereafter until its maturity date of June 28, 2007.  The note contains certain mandatory redemption events, which include, among other things, non-payment of principal and interest, violation of covenants, and certain other expressly enumerated events.  In order to secure our obligations under the agreement, we have granted the lender a first priority security interest in substantially all of our assets, excluding the assets of VeriChip, Digital Angel and InfoTech, and we have pledged all of the issued and outstanding capital stock owned by us in VeriChip, InfoTech and certain other wholly-owned subsidiaries of ours and a portion of the issued and outstanding stock of Digital Angel’s common stock owned by us. The agreement contains various customary representations and warranties as well as customary affirmative and negative covenants. We used approximately $5.35 million of the proceeds from the loan to repay our existing debt to Satellite Strategic Finance Associates, LLC, or SSFA, and Satellite Strategic Finance Partners, Ltd., or SSFP, both affiliates of the lender, which we had incurred in connection with an acquisition on June 10, 2005. The acquisition is discussed below. We intend to use the remaining proceeds for working capital purposes.  In connection with the financing, we also reduced the exercise price of 200,000 warrants previously issued to SSFA and SSFP in June 2005 from $4.09 to $3.75 in consideration for the forgiveness and waiver by SSFA and SSFP of an aggregate of $37,004 of accrued interest on the existing debt.

2005 Acquisitions

We expanded our business during 2005 through three acquisitions. On February 28, 2005, Digital Angel acquired Denmark-based DSD Holdings A/S, or DSD, and its wholly-owned subsidiaries Daploma International A/S and Digital A/S. DSD is now a wholly-owned subsidiary of Digital Angel. DSD produces visual and RFID tags. Under the terms of the acquisition, Digital Angel purchased all of the outstanding capital stock of DSD in consideration for a purchase price of seven times DSD’s average annual earnings before interest, tax, depreciation and amortization over the next three years less outstanding indebtedness at the end of the time period. We made an initial payment of $3.7 million including costs of the acquisition. To account for pre-closing pricing fluctuations, Digital Angel paid additional consideration of $0.2 million to the shareholders of DSD on June 7, 2005.

On March 31, 2005, we acquired eXI Wireless Inc., a Canadian corporation for approximately $13.3 million, including costs of the acquisition of approximately $0.9 million, and we contributed eXI Wireless to VeriChip in consideration for 3.3 million shares of VeriChip’s common stock. Subsequent to the acquisition, eXI Wireless was renamed VeriChip Inc., or VCI. We acquired VCI through a plan of arrangement under which we paid CAD$1.60 for each outstanding share of VCI. A total of 10,265,178 VCI common shares were outstanding on March 31, 2005. The purchase price was payable in shares of our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VCI’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock to VCI’s shareholders and all existing VCI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock. We incurred approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were accounted for as direct costs of the acquisition. VCI provides infant protection, wander prevention and asset location and identification systems primarily to the healthcare industry and offers asset location and identification systems to the industrial industry.

In June 2005, VCI acquired Instantel Inc., a Canadian corporation, for consideration of approximately $22.3 million, including $0.3 million of acquisition costs (the consideration was contributed to VCI by us). VCI agreed to pay an additional $2.5 million to $3.0 million, upon completion of an initial public offering of VeriChip’s common stock in some combination of cash, VeriChip’s common stock or our common stock. We have guaranteed VeriChip’s obligation to pay the additional consideration. The amount actually due is subject to reduction in the event of indemnification adjustments. Instantel provides infant protection and wander prevention systems to the healthcare industry and offers vibration monitoring systems to industrial customers.

In connection with the Instantel transaction, we issued to the institutional investors, SSFP and SSFA our Series D Convertible Preferred Stock, Series E warrants, and senior unsecured convertible notes in the face amount of $5.35 million. Pursuant to the securities purchase agreement, certificate of designation of the Series D Convertible Preferred Stock and the Series E warrants, we issued 7,860 shares and 4,640 shares, respectively, of our Series D Convertible Preferred Stock, par value $10.00 per share, to SSFP and SSFA and Series E warrants to acquire 739,516 and 436,559 shares of our common stock, respectively, to SSFP and SSFA at an exercise price of $4.09 per share. The Series D Convertible Preferred Stock was fully converted into 3.2 million shares of our common stock during the third quarter of 2005. In addition, VeriChip issued warrants, which are exercisable by SSFP and SSFA into an aggregate of 100,000 shares of VeriChip’s common stock at an exercise price of $12.00 per share. On December 28, 2005, we repaid the senior unsecured convertible notes and repriced certain of the Series E warrants, as more fully discussed above under “Recent Events.”

Industry Overview

Our current activities encompass the development and marketing of RFID and GPS-enabled identification and location products and vibration monitoring systems, and the marketing of telecomm infrastructure, call center and customer relationship software and IT hardware and services.

RFID has become an important technology widely adopted and used in the auto identification, or Auto-ID, market, an industry characterized by identifying and locating objects electronically. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology seems to possess greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.

Our RFID businesses focus on human healthcare (i.e., patient identification, medical records, infant protection, wander prevention and asset identification and location), security applications, pet identification and safeguarding, livestock/fish identification tracking and food safety and traceability (e.g., livestock tracking).

Healthcare

Healthcare is well positioned to benefit from RFID technology because of the inefficiencies in the existing methods of identifying, locating and protecting people and assets. According to the RFID Journal, Fast Track Technologies issued a report in April 2005, stating that the market for RFID technologies in the hospital and healthcare sectors is estimated to grow to $8.8 billion by 2010.

Patient Identification

In a November 1999 study, To Err is Human: Building a Safer Health System, the Institute of Medicine stated that as many as 98,000 people die each year in hospitals in the United States because of medical errors, in part due to mistaken patient identification and lack of information on a patient’s medical history. In addition, the study estimates that such preventable errors result in losses, other than the loss of human life, of $17 billion to $29 billion per year. These losses include the expense of additional care needed because of mistakes made, disability, and lost productivity and income.

Physicians in hospital emergency rooms require rapid and accurate access to basic patient information, including name, primary care physician and emergency contact information, to provide proper care. Physicians unable to properly identify patients in an emergency room are at a higher risk of providing improper treatment to patients. The identification problem is particularly acute when patients are unable to communicate basic information. According to a study we commissioned by Fletcher Spaght in October 2005, there are approximately 45 million at-risk patients living with:

•	cognitive impairment, including Alzheimer’s disease and senile dementia;

•	chronic diseases and related conditions, including seizure disorders, diabetes, cardiac conditions, chronic pulmonary disorders and severe allergies; and

•	implanted medical devices, including pacemakers, defibrillators, coronary stents, artificial joints and organ transplants.

There are a number of competing products currently in the market designed to enhance patient identification for these at-risk patients. Identification bracelets, health information wallet cards, data-embedded personal tokens, or key fobs, and biometric technologies, such as finger printing and retina scanning, are currently used to identify people in a medical emergency. A significant problem with some of these solutions is that the identification bracelet, wallet card or key fob may not be with the patient at a time of emergency.

Medical Records

In addition to identifying patients and their basic information, healthcare providers require access to a patient’s pertinent data in a timely manner to provide optimal care. Currently, there is no easy way to access this information as no universal centralized medical database exists to allow all physicians to access any particular patient’s records. Recognizing the problem of patient identification and access to medical records, the United States federal government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a National Health Information Technology Plan which features as one of its main initiatives a plan to establish electronic health records for a majority of Americans within the next ten years.

Infant Protection

In addition to identification issues associated with emergency room patients, hospitals may face problems in dealing with mother-baby mismatching and infant abduction. According to a study we commissioned by Fletcher Spaght in October 2005, there are 3,488 birthing centers or hospital maternity wards in the United States. Furthermore, according to the National Center for Health Statistics, there were 4.1 million babies born in the United States in 2004. Birthing centers and hospitals are encouraged to implement and maintain security measures to prevent instances of mismatching and abduction by the Joint Commission on Accreditation of Healthcare Organizations. Hospitals may feel pressure from a marketing, liability or regulatory standpoint, to take the necessary steps to prevent mismatchings and abductions and may seek out new technologies to provide efficient solutions.

Wander Prevention

Many individuals residing in long-term care facilities, including nursing homes and assisted living facilities as well as hospital psychiatric wards and trauma units, are at a high risk of wandering away from their care facility. This can result in danger to the individual and subsequent liability to the healthcare providers and insurance companies. According to the National Institute on Aging of the U.S. National Institute of Health, in 2005 there were approximately 37 million persons over the age of 65 in the United States alone, and that number is expected to grow to approximately 58 million by 2025. Furthermore, according to the National Nursing Home Survey, published by the Center for Disease Control in June 2002, as of 1999 there were 18,000 nursing homes in the United States in which approximately 27% of the residents suffered from Alzheimer’s disease, dementia or related disorders.

Asset Location and Identification

Hospitals and other healthcare facilities can face significant financial consequences because of inefficiencies in identifying and locating hospital equipment and other assets. Inefficient equipment tracking measures can lead to inadvertent use of contaminated equipment which can lead to potentially life-threatening patient infections.

Security and Industrial

The security, industrial, and government sectors also stand to benefit from the implementation of RFID technology. Many high security facilities such as government and industrial facilities have a need for access monitoring. For example, nuclear power plants, national research laboratories and correctional facilities require the means to accurately and securely monitor access activity.

Industrial companies, such as construction, oil and gas, and power companies, face increased costs related to inefficiencies in locating mobile assets and tools. For example, according to a study conducted by the National Equipment Register in January 2005, the construction industry alone loses between $300 million and $1 billion annually from equipment and tool theft.

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

Livestock/Fish Identification Tracking and Food Safety and Traceability

The use of RFID technology in the tracking of livestock in the United States received a boost in December 2003 when a cow in Mabton, Washington was found to have Chronic Wasting Disease (commonly referred to as mad cow disease), resulting in the banning of the U.S. cattle industry’s exports.  Since that time, the United States Department of Agriculture (the “USDA”) and other state agencies, and the Canadian government, have been initiating pilot programs designed to test the viability of large-scale food animal identification and tracking systems.  Currently, virtually all livestock producers use visual rather than electronic identification tags.  Cattle and other livestock tend to move from place to place, and from owner to owner.  For this reason, visual tags have limitations in terms of the ability to trace where a diseased animal has been and what other animals could have been exposed to it.  The USDA is targeting a national identification system that would allow such tracing within 48 hours, enabling the implementation of quarantines effectively and efficiently and helping to protect the value of farmers’ livestock investments.

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

Call Center and Customer Relationship Management Software and IT Hardware and Services

Our call center and customer relationship management software and IT hardware and services are part of an industry that is comprised of leading information technology manufacturers, including Citrix, Cisco, Hewlett Packard, IBM, Lexmark, Microsoft and 3Com. These entities continue to invest in research and technology to expand and improve available IT products and services. Given the intense competition in the industry, it is expected that new products and services will continue to evolve and will require innovative software solutions as well as solutions-based IT knowledge and expertise.

Growth Strategy

Pursuing Sales of Our VeriChip Microchip

In hospital emergency rooms, physicians require rapid access to basic patient information to properly treat and care for a patient. We believe that our solution is compelling for emergency room physicians and patients who have cognitive impairment, chronic diseases or implanted medical devices. Our VeriMed patient identification system, which incorporates the implantable VeriChip, rapidly and accurately provides physicians with a patient’s pre-approved data which can include a patient’s name, primary care physician, emergency contact and other pertinent pre-approved data, such as personal health records. We intend to capitalize on our first-mover advantage by leveraging our experience in marketing and selling RFID systems to healthcare institutions to market and sell our VeriMed patient identification system to our existing customers as well as to new customers.

In addition to these patient identification solutions, we believe the adoption of the implantable VeriChip may be beneficial in industries other than healthcare. For example, identification tags, commonly known as dog tags, used to identify military personnel have drawbacks similar to identification bracelets, wallet cards and key fobs as they can be forgotten, lost or stolen. RFID technology can be used for corpse identification in disaster recovery situations. For example, in the wake of Hurricane Katrina, we donated implantable VeriChips in Missouri and Texas in conjunction with FEMA’s department of mortuary services to help identify corpses. We believe that the implantable VeriChip can provide a better, more rapid, secure and accurate identification solution in these circumstances. The implantable VeriChip and our active RFID tags are used in our VeriGuard system to offer access control, payment verification and other government and military applications. These applications can be used in high security facilities, such as government facilities, nuclear power plants, national research laboratories and correctional facilities to provide secure ingress and egress and local area location. In the future, we plan to market the implantable VeriChip to FEMA for future disaster recovery efforts as well as to the military as a replacement for traditional dog tags.

Positioning Ourselves as the Leading Provider of RFID Systems for People in Healthcare

In addition to our VeriMed patient identification system, we market and sell other RFID systems for other applications in the healthcare industry. These active RFID systems, which have been installed in over 4,000 healthcare locations throughout North America, include:

•	infant protection systems used to prevent mother-baby mismatching and infant abduction;

•	wander prevention systems used for protection and location of residents in long-term care facilities;

•	asset location and identification systems used to locate and identify medical equipment; and

•	asset management systems that also incorporate bar code technology used to track mobile assets, equipment and inventory.

Our active RFID technology platform, the VeriChip Auto-ID platform, is a scalable software platform designed to operate our proprietary infant protection, wander prevention and asset location and identification systems as well as third party applications. Our goal is to make this technology platform widespread in hospitals in North America.

In addition, we are actively seeking to enter into global distribution agreements with systems integrators to provide us with access to international system sales. Our initial expansion is focused on English speaking countries outside of North America. We believe that the demographic trends that may have contributed to our success in North America also exist in other western countries.

Expand Our Leadership Position in RFID Applications for Pet and Livestock Applications

Through Digital Angel, we are one of the leading suppliers in the United States of RFID-enabled implantable microchip products for companion animals, laboratory animals and wildlife, and visual identification tags for livestock. Digital Angel’s pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. We have distribution agreements with a variety of other companies outside the United States to market our products. We have an established infrastructure with scanners placed in approximately 75,000 global animal shelters and veterinary clinics. Over 3.0 million companion animals in the United States have been enrolled in the database, and a pet is recovered every six minutes in the United States.

The USDA, the states of Kansas and Minnesota, and the government of Canada are utilizing our RFID system for use in their respective large-scale food animal identification programs. These pilot programs may lead to implementation of national or regional RFID-enabled identification programs.

Enhancing Our GPS-Enabled Products and Expanding the Customer Base for such Products

Our SARBETM G2R military personnel location beacon, which is used to track pilots, has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons. COSPAS-SARSAT forecasts that the global population of the new generation of digital beacons will grow from 400,000 to 900,000 by 2012, providing Digital Angel’s 91% owned subsidiary, Signature Industries Limited, with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacon over the next two years as air forces upgrade their gear. The Indian Air Force recently ordered our new beacons, and air forces in the United Kingdom and United States will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. We also offer real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles. Our goal is to continue to expand the customer base for this product.

Focusing Our Telecomm Infrastructure Business on Higher-Margin Product Offerings

Over 99% of our telecomm infrastructure business consists of providing program management, engineering, network design and installation of large-scale voice, data and video telecommunications products to various agencies of the United States government. During 2005, while our revenue and gross profit decreased, primarily as a result of the termination of a postal service contract in January 2005, we experienced higher margins from our voice, data and video telecommunications products (i.e., approximately 25.0% versus 14.9%) as we focused on strengthening our base of business and providing our customers with higher margin products and services. Going forward, we intend to continue our focus on higher margin offerings. In addition, we hope to continue developing new lines of business in emerging and existing technologies related to our telecomm infrastructure business including VoIP networks, wireless networks, access control and video surveillance systems and security networks.

Increasing Our Marketing Efforts for Our Call Center and Customer Relationship Management Software and Expanding our IT Business With Higher-Margin Product and Service Offerings

During 2004 and 2005, our research and development efforts have included upgrading our call center and customer relationship management software applications. Today, we believe that we offer a unique customer relationship management software package. During 2005, we have expanded our marketing for this product as well as our call center software and we are hopeful that our new software products will result in increased revenues during the next several years.

In addition, we continue to advance our business plan of developing a higher margin, customer oriented IT solutions-based business model that combines a mix of IT hardware and services aimed at addressing our customers’ specific needs. To that end, we continue to employ two basic strategies to broaden the IT expertise we offer our customers. First, we are building on our investment in high quality personnel by focusing on continuous training in order to achieve higher technical and sales certification levels from the manufacturers of high-end IT products. The advancement of our certification levels enables us to offer a greater variety of high-end IT products and services to our customers. Second, we are developing strategic alliances with outside technical service firms and manufacturers of high-end IT products, allowing us to offer a wider array of IT products, and services to our customers.

Operating Segments

VeriChip Segment

The current organizational structure of our VeriChip segment is as follows:

Principal Products

Our VeriChip segment’s systems, substantially all of which incorporate RFID technology, enable professionals to more effectively identify, locate and protect people and assets. These systems include patient identification systems, infant protection systems, wander prevention systems, asset location and identification systems as well as other systems. Our VeriChip segment operates in two divisions: Healthcare and Security and Industrial.

Our VeriMed patient identification, infant protection, wander prevention and asset location and identification systems are included in VeriChip’s Healthcare division. VeriGuard, HOUNDware, and our vibration monitoring systems are included in VeriChip’s Security and Industrial division. Each of these systems is more fully discussed below:

Our VeriMed Patient Identification System

Our VeriMed patient identification system provides physicians with rapid and accurate pertinent pre-approved patient data. The components of our system include:

•	the only FDA-cleared human implantable RFID microchip;

•	a hand-held scanner with a built in antenna; and

•	a secure database containing patient-approved information.

The implantable VeriChip is a passive RFID microchip, approximately the size of a grain of rice, that is inserted under the skin in a patient’s arm by the patient’s physician or other authorized healthcare professional. Each implantable VeriChip contains a unique identification number. The implantable VeriChip is read when it is scanned by our scanner. Our scanner then sends the identification number to a secure information database that contains the individual’s personal contact information, emergency contact information and primary care physician contact information. In addition, to enhance the quality of care that they would receive in an emergency, patients can store their personal healthcare information on our data base registry. Patients can also store this information on a third-party database registry, which generally can be easily integrated with our VeriMed patient identification system.

Our Infant Protection Systems

Our infant protection systems, which we market and sell under the Hugs and HALO names, are designed to help hospitals lower the risk of mother-baby mismatching and infant abductions. The Hugs system uses a proprietary bracelet containing an active RFID tag intended to go around the infant’s wrist or ankle. If the bracelet is cut, a signal is emitted to a reader. The HALO system uses a generic bracelet containing an active RFID tag incorporating our proprietary skin-sensing technology also intended to go around an infant’s wrist or ankle. If the skin-sensing tag is removed from the infant’s skin, a signal is emitted to a reader. In each case, a corresponding tag is placed on the mother to ensure proper matching of mother and child.

Our Wander Prevention Systems

Our wander prevention systems, which we market and sell under our RoamAlert and WatchMate names, are designed to prevent residents of long-term care facilities from wandering away from the facility or entering harmful or restricted areas. These systems consist of an active RFID bracelet, readers discretely positioned at points of exit along an identified perimeter and application software. Residents prone to wandering wear RFID bracelets approximately the size of a sports watch. The readers are similar to those used in our infant protection system. The wander prevention software can provide perimeter security. If a resident wearing a bracelet attempts to wander through a restricted door, the wander prevention systems may, among other things, activate a magnetic lock or sound an alarm at the nurse’s station.

Our Asset Location and Identification Systems

Assetrac

Our Assetrac system enables hospitals to efficiently identify, locate and protect medical equipment. Active RFID tags, affixed to hospital equipment, periodically transmit a beacon which includes a unique identification number. A signal is also emitted if the tag is removed from a piece of equipment. These signals are transmitted to readers which in turn send the signals to the server containing the VeriChip Auto ID platform. This software can continuously locate and track the tag as well as monitor equipment condition.

HOUNDware

Our HOUNDware asset management system is used by industrial companies to manage and track their mobile equipment and tools. HOUNDware is a turnkey system consisting of bar codes, passive RFID tags, durable scanners, wireless access points and management application software which includes a check-out and return system for mobile equipment and tools. The information relating to the equipment is maintained in the customer’s database enabling the company to monitor inventory, equipment maintenance status and job activity status.

VeriGuard

Our VeriGuard system uses both the implantable VeriChip and active RFID tags to identify individuals and permit access into restricted areas. In the case of active tags, users have the ability to identify and locate individuals in restricted areas, similar to Assetrac, using the same reader technology. Alternatively, in the case of a VeriGuard system using an implantable VeriChip, users can be identified by a scanner to provide access to restricted areas although individuals who have an implanted VeriChip cannot be tracked or located.

Blastmate and MiniMate

Our non-RFID vibration monitoring systems, BlastMate and MiniMate, which we acquired through our acquisition of Instantel, provide engineering, construction and mining professionals with an accurate and efficient means to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting occurs. Government regulations relating to vibration monitoring require compliance with specified standards to limit the potential for damage to neighboring structures and to minimize human annoyance that may result from commercial blasting or heavy construction. Our system assists in evaluating the peak vibration level, which is a key statistic in the prevention of structural damage.

Sales, Marketing and Distribution

Our customers consist of healthcare organizations, such as hospitals and long-term care facilities, healthcare professionals, such as physicians, and other customers that purchase our systems for non-healthcare applications, such as construction, oil and gas and power companies. We sell and market our systems generally through our direct sales force and through distributors. As of March 3, 2006, we had 18 sales and marketing representatives. Our sales and marketing group is based in Ottawa and Florida and includes sales representatives strategically located in North America. Our sales and marketing strategy is to sell our systems through multiple channels. We have built and will continue to increase our direct sales force. We also sell systems through distributors. We market our systems by attending trade shows and medical conferences and by advertising in publications.

Our VeriMed Patient Identification System

Our sales and marketing strategy for our VeriMed patient identification system is to contemporaneously market our system to hospitals and physicians. This dual sales and marketing approach is intended to accelerate the adoption of the VeriMed patient identification system by healthcare organizations as well as by physicians and patients.

Our sales and marketing strategy for hospitals includes educating hospitals as to the benefits in adopting our VeriMed patient identification system. As of March 3, 2006, 80 hospitals and other medical facilities have registered to adopt the VeriMed patient identification system. Once registered, we install our scanner in the hospital emergency room and educate hospital personnel. In connection with the registration of a hospital, we provide the hospital with a recommended protocol describing the scanning process. Each registered hospital can choose to include this protocol in their clinical practices as they deem appropriate and as clinical circumstances warrant. In addition, we are not aware of any regulatory requirement defining how healthcare providers should obtain patient identification information prior to commencing treatment or requiring the healthcare provider to document how this information is to be obtained.

Our sales and marketing strategy for physicians includes using our sales force to directly market to and educate physicians in those geographic regions surrounding VeriMed-registered hospitals. Our strategy is for physicians to purchase our VeriMed patient identification kits and subsequently market them to their patients.

As our systems become widely adopted in our targeted geographic regions, we plan to leverage our relationship with Henry Schein Inc., a major supplier of pharmaceuticals and medical supplies, through a two-year consignment contract formed in November 2004. We believe that Henry Schein’s extensive distribution network will facilitate the sale of our VeriMed patient identification system to the physician community outside of our direct sales force’s customer base. Under the terms of the consignment contract we have agreed to provide, and Henry Schein has agreed to distribute, our VeriMed patient identification system. Henry Schein has agreed to accept a quantity of the VeriMed patient identification systems mutually agreed to by the parties and to promote the system in its line of direct-to-physician marketing materials. The consignment contract can be terminated by either party prior to the end of its two-year term in the event that the other party commits a non-curable default under the contract, or commits a curable default that is not remedied within 30 days after written notice.

Our Other Healthcare Systems

We currently sell our infant protection and wander prevention systems through more than 200 distributors in North America and ten distributors outside of North America. These distributors are typically assigned a specific geographic sales territory. Additionally, we are a listed vendor to over 1,000 hospitals through our supply contracts with two major group purchasing organizations, or GPOs. Through these contracts, we sell our systems either directly to hospitals, in which case we use a local distributor for installation, or, through a distributor in which case the terms and conditions of the distributor’s sale are subject to the terms and conditions of our GPO contracts. To ensure that our systems are installed in accordance with our standards, we have established a distribution technical training and certification program.

We sell and market our Assetrac systems through a third party who markets our systems under their name using their sales force as well as through some of our distributors that also sell our infant protection systems.

Our Security and Industrial Systems

We sell and market our HOUNDware system solely through our direct sales force based in Canada. We market our HOUNDware system predominately in North America to approximately 150 accounts which include construction companies and other industrial organizations.

We sell our VeriGuard system through international distributors. We intend to seek additional distributors to sell our VeriGuard system in North America, and initially, in Europe. Our existing distributors market this system for security purposes to control access to restricted areas in government and industrial facilities.

We distribute our BlastMate and MiniMate systems to engineering, construction and mining professionals through an independent network consisting of approximately 75 distributors, approximately half of which operate in North America. In addition to these distributors, we also sell these systems through our direct sales force.

Operating Strategy

Our objective is to become the leading provider of RFID systems for people in healthcare. To achieve this goal, we intend to pursue the following strategies:

•
Establish our VeriMed patient identification system as the leading patient identification solution in the healthcare industry. The implantable VeriChip, which is used in our VeriMed patient identification system, is the first FDA-cleared, human-implantable RFID microchip. We intend to capitalize on our first-mover advantage by leveraging our domain expertise in marketing and selling RFID systems to healthcare institutions to market and sell our VeriMed patient identification system to our existing customers as well as to new customers. This strategy includes:

-	providing our proprietary scanners, which scan the implantable VeriChip, to strategically located hospital emergency rooms in targeted regional areas;

-	educating and training physicians and other healthcare professionals as to the benefits of our VeriMed patient identification system so that they will recommend our solutions to their patients; and

-	marketing to at-risk patients directly as well as indirectly through their physicians.

•
Leverage our proprietary technology platform to increase a barrier to entry for our competitors. Our active RFID technology platform, the VeriChip Auto-ID platform, is a scalable software platform designed to operate our proprietary applications as well as third party applications. Our goal is to make this technology platform widespread in hospitals in North America. This strategy includes:

-	completing the integration of all of our RFID systems into our VeriChip Auto-ID platform;

-	enabling our customers to centralize all of their identification and location processing of data, wherever derived, on our VeriChip Auto-ID platform; and

-	targeting our existing customers to sell them our asset location and tracking systems and upgrade to our VeriChip Auto-ID platform.

•
Market and sell our systems internationally through distribution relationships. We are actively seeking to enter into global distribution agreements with systems integrators to provide us with access to international system sales. Our initial expansion is focused on English speaking countries outside of North America. We believe that the demographic trends that may have contributed to our success in North America also exist in other western countries.

•
Identify and develop additional strategic markets for the implantable VeriChip. We believe that there is an opportunity for us to commercialize the implantable VeriChip in industries other than healthcare. For example, in the wake of Hurricane Katrina, we donated implantable VeriChips in Missouri and Texas in conjunction with FEMA’s department of mortuary services to help identify corpses. In the future, we plan to market the implantable VeriChip to FEMA for future disaster recovery efforts as well as to the military as a replacement for traditional dog tags.

•
Pursue complementary acquisitions. Our VeriChip segment acquired two businesses in 2005. These acquisitions have enhanced our technology as well as our product offerings. We intend to continue to seek to identify similarly situated companies that we believe could broaden the functionality and strength of our existing solutions.

Competition

We face significant competition across all of our VeriChip segment’s product lines from a wide variety of companies. Many of our current and future competitors have significantly greater financial, marketing and product development resources than we do. In addition, low barriers to entry across our product lines may result in new competitors entering the markets we serve. Increased competition may result in reduced prices, reduced gross margins and loss of market share.

Generally, our solutions use RFID technologies. While many of our competitors also sell products that use RFID technologies, many sell products that incorporate alternative technologies, such as high frequency radio signals, or WiFi, bar code technology and biometric technology. Some of these technologies may prove to be a better or more cost effective solution than RFID technologies for customers in our target markets. In addition, our competitors may be able to respond more quickly to new or improved technologies by devoting greater resources to the development, promotion and sale of products. We expect our competitors to continue to improve the performance of and support for their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future products.

With respect to our VeriMed patient identification system, we do not believe any other company currently offers a human implantable microchip-based identification system. However, various alternative patient identification solutions are currently available, such as bracelets sold by MedicAlert, health information wallet cards, biometric systems and key fobs that store personal health records. VeriMed is currently in its initial phase of deployment, and our competitive position will depend on whether hospitals and other healthcare providers accept this new technology and incorporate it into their standard operating procedure. Our competitive position will also depend on whether patients prefer our VeriMed patient identification system to existing or future identification systems.

With respect to our infant protection and wander prevention systems we believe several other companies offer solutions for these markets, including Visonic Technologies, RF Technologies, Innovative Control Systems and Senior Technologies. We believe that competition in these markets is mainly based on reputation and brand awareness. Given the fifteen years of experience of our subsidiary, Instantel, in these markets, we believe we compete favorably against our competitors. Based on a study we commissioned by Fletcher Spaght in October 2005, we believe we possess the leading market share of infant protection and a leading market share of wander prevention systems in North America.

With respect to the other systems we offer, we believe that competition is mainly based on product performance and ease of use, purchase price and operating cost. We believe that our systems are designed and manufactured to compete favorably based on these criteria with competitive systems currently in the market.

Manufacturing and License Agreement

Historically, our subsidiary VCI outsourced the manufacturing of all of its products to third parties, and our subsidiary Instantel outsourced the manufacturing of product components to third parties, but conducted final assembly, testing and quality control functions internally. We currently use the historical manufacturing processes of each of our subsidiaries for their respective products. As we continue to integrate our acquisitions, we intend to reevaluate our manufacturing procedures and determine whether to maintain our existing processes or to consolidate all or a portion of our manufacturing functions either with third parties or internally. To date, we have not had material difficulties with respect to our ability to obtain our products manufactured by third parties or our supply of components for the products that we assemble. We believe that if any of our manufacturers or suppliers is unable or unwilling to provide us with our products or components, we would be able to procure alternative sources without material disruption to our business.

Digital Angel owns the products, technology and intellectual property rights relating to the RFID technology underlying our human-implantable microchip business. This technology is used in our VeriMed, VeriGuard and VeriTrace systems. VeriChip has entered into an amended and restated supply, license and development agreement with Digital Angel.  Under this agreement, Digital Angel is VeriChip’s sole supplier of microchips relating to its business. Under this agreement, Digital Angel has granted VeriChip a right to Digital Angel’s implantable microchip and RFID technology for the primary purpose of secure, human identification including, but not limited to, use as an implantable device.

However, the rights to use the patented technology in applications involving the identification of human beings was licensed to other parties by a predecessor of Digital Angel in 1994. Therefore, VeriChip and Digital Angel may have insufficient rights to prevent prior licensees from obtaining an injunction against VeriChip or Digital Angel for the production or sale of an implantable VeriChip for human identification. VeriChip must reach an agreement on additional, reasonable terms with Digital Angel if it wants such rights to extend to additional products. In addition, Digital Angel may supply human implantable microchips to other parties unless VeriChip meets certain minimum purchase requirements. Specifically, the minimum purchase requirements are currently $0, $0.9 million, $1.8 million and $2.5 million for each of 2006, 2007, 2008 and 2009, respectively, and $3.8 million for 2010 and each year thereafter. If during any year VeriChip purchases in excess of its minimum purchase requirement for that year, such excess shall be credited against the minimum purchase requirement for the following year or years. Under this agreement, Digital Angel also currently manages the database used to store patient information in connection with our VeriMed system.

The implantable VeriChip is manufactured for Digital Angel, VeriChip’s sole supplier, by a single third-party manufacturer. If we are unable to obtain the implantable VeriChip from Digital Angel, we may not be able to manufacture it in another facility. If we are unable to obtain adequate supplies of the implantable VeriChip, we may not be able to purchase or sell the VeriMed patient identification system, or any other products that incorporate the implantable VeriChip, and we may not be able to fulfill our expectations for significant revenue growth. Even if we were able to have the implantable VeriChip manufactured in another facility, we currently believe establishing such an arrangement could take three to six months, including time for us to locate another facility to manufacture the implantable VeriChip and for production to commence. The cost of production at another facility could be more than we are paying to Digital Angel.

Government Regulation

The VeriMed patient identification system is a medical device subject to extensive regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. We currently have the FDA’s clearance to market our product in the United States for patient identification and health information. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	premarketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, reporting of deaths or serious injuries and medical device reporting.

FDA Pre-market Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or a pre-market approval application, or PMA, from the FDA. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a pre-market notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring pre-market approval.

510(k) Clearance Pathway. By law, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III. Notwithstanding, a manufacturer of such device may request the FDA to classify and clear the device as a Class II device if the device does not pose a great risk, and thereby eliminate the need for a PMA. The FDA determined that our VeriMed patient identification system is not substantially equivalent to a previously cleared device or use. However, we subsequently requested, and in October 2004 received, classification and clearance for VeriMed as a Class II device. In granting this clearance, the FDA created a new device classification for “implantable radiofrequency transponder systems for patient identification and health information.” The FDA also determined that devices that meet this description will be exempt from 510(k) premarket clearance so long as they comply with the provisions of an FDA guidance document that establishes special controls for this type of device. Therefore, a company that wishes to market products that will compete with the VeriMed patient identification system will not be required to submit a 510(k) premarket clearance application to the FDA if they comply with the special controls guidance document.

Pre-market Approval Pathway. Generally, a PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) pre-market notification process. A PMA must be supported by extensive data, including but not limited to technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. Our current systems have not been, and we do not anticipate that any of our future systems will be, subject to PMA requirements.

Pervasive and Continuing Regulation. After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•
quality system regulation, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA’s prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

•
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The VeriMed patient identification system is subject to special controls, including controls on bio-compatibility, information security procedures, software validation, performance testing, electromagnetic compatibility and sterility testing, among other things.

We have registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA, to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current manufacturing facility has not yet been inspected by the FDA.

Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA.

Digital Angel Segment

The current organizational structure of our Digital Angel segment is as follows:

Applied Digital Solutions, Inc.
Digital Angel Corporation
(55.4% owned by Applied Digital Solutions, Inc.)
Digital Angel Technology Corporation (Wholly-owned by Digital Angel Corporation)
Signature Industries Limited (91% owned by Digital Angel Corporation)
OuterLink Corporation (Wholly-owned by Digital Angel Corporation)
Timely Technology Corporation (Wholly-owned by Digital Angel Corporation)
DSD Holdings A/S (Wholly-owned by Digital Angel Corporation)
Daploma International A/S (Wholly-owned by DSD Holdings A/S)
Digitag A/S (Wholly-owned by DSD Holdings A/S)

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

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and
•	intrinsically safe horn alarms for industrial use and other electronic components.

The description of Digital Angel’s principal products that follows is oriented to reflect Digital Angel’s organizational structure, which includes its Animal Applications and GPS and Radio Communications divisions.

Animal Applications

The Animal Applications division, which operates through Digital Angel Technology Corporation and includes the operations of DSD, develops, manufactures and markets radio, electronic and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide.

The Animal Applications division’s RFID products consist of electronic microchips, scanners, and for some applications injection systems. We hold patents on our syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code for the animal in which it is implanted. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.

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

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications division also produces visual and electronic identification products, principally for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. Digital Angel has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers and as part of various pilot studies for the USDA’s and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.

GPS and Radio Communications

The GPS and Radio Communications division engages in the design manufacture and support of GPS-enabled equipment. Applications for its products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications and GPS-enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets.

Technology development in this division includes the integration and miniaturization into marketable products of two technologies: wireless communications and position location technology (including GPS and other systems). It also includes high grade communication equipment leasing and complementary data systems that customers can use to monitor their assets and horn alarm manufacturing.

Sales and Distribution

Our pet identification and location system is marketed in the United States by Schering-Plough Animal Health Corporation, a subsidiary of Schering-Plough Corporation, under the brand name “Home Again®,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical.  We have distribution agreements with a variety of other companies outside the United States to market our products. We have an established infrastructure with readers placed in approximately 75,000 global animal shelters and veterinary clinics. Over 3.0 million companion animals in the United States have been enrolled in the database.

For the year ended December 31, 2005, Digital Angel had one customer, Schering Plough Animal Health, Inc. which accounted for 10% of its revenues. The loss of, or a significant reduction in, orders from this customer could have a material adverse effect on our financial condition and results of operations.

Digital Angel has multi-year supply and distribution agreements with its customers, which have varying expiration dates. The remaining terms of such agreements are between one and nine years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Its agreements generally do not have minimum purchase requirements and can be terminated without penalty. In August 2004, Digital Angel entered into a ten-year exclusive product supply and distribution agreement with Schering-Plough Animal Health Corporation. This agreement provides that Schering-Plough Animal Health will continue to be the exclusive distributor of Digital Angel’s electronic identification products (microchips and scanners) for companion animals throughout the United States.

Operating Strategy

The principal components of our Digital Angel segment’s operating strategy are to:

•	focus on animal identification products in the growing livestock, fish and wildlife industries;
•	become a major player in the food source traceability and safety tracking systems arena;
•	increase our market share in the pet identification market with enhanced products such as our Bio-Thermo;
•	grow our beacon locator and high-value asset management businesses.

We intend to continue to develop new products based on our customers’ needs. Digital Angel plans to continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety.

Competition

Principal methods of competition in all of our Digital Angel segment’s divisions include geographic coverage, service and product performance.

Animal Applications

The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are AllFlex USA, Inc. and Y-Tex Corporation, and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Identification Systems, Inc. We believe that our strong intellectual property position and our reputation for high quality products are our competitive advantages.

The principal competitors for Digital Angel’s subsidiary, DSD Holdings, are Allflex and Merko. We believe that our efficient low cost production, reputation for high quality ear tags and our clear focus on the market are our competitive advantages.

GPS and Radio Communications

The principal competitors for Digital Angel’s subsidiary, Signature Industries, are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. We believe that being first to market with GPS in our search and rescue beacons and the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.

The principal competitors for Digital Angel’s subsidiary, OuterLink, are Blue Sky Networks, Sky Connect and Comtech Mobile Data Com. We believe our competitive advantages are lower cost communications, more frequent reporting on a near real time basis and the ability to provide additional messaging capabilities in addition to vehicle tracking.

Manufacturing and Suppliers

Our Digital Angel segment has not been materially adversely affected by the inability to obtain raw materials or products during the past three years.

Our Digital Angel segment relies solely on a production arrangement with a Raytheon Microelectronics Espana, SA for the assembly of its patented syringe-injectable microchips, which are used in all of our implantable microchip identification products. If the Raytheon terminates the production arrangement, we would need to relocate our production equipment from its facility. Digital Angel’s other principal suppliers are TSI Molding, Inc., Contract Components Ltd., Motorola Ltd., Delta Impact Ltd., and Creation Technologies. Digital Angel does not enter into contracts with these suppliers.

Government Regulation

Our Digital Angel segment is subject to federal, state and local regulation in the United States, including the FDA and the Federal Communications Commission (“FCC”). It is also subject to regulation by government entities in other countries.

The USDA is involved in the development and implementation of a planned National Animal Identification System (NAIS) as well as in the regulation of certain aspects of the companion animal business. While the regulations governing these activities are not yet finalized, it is expected that such regulations will have an impact on our operations in the livestock and companion animal markets. Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine, and the FDA has determined that Digital Angel’s product, as presently configured, is unregulated.

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

Advanced Technology Segment

The current organizational structure of our Advanced Technology segment is as follows:

Principal Products and Services

The principal products and services in the Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks sold through Computer Equity Corporation’s wholly-owned subsidiary, Government Telecommunications, Inc.;
•	proprietary call center software sold through Perimeter Acquisition Corp.; and
•	customer relationship management software and services sold through Pacific Decision Sciences Corporation.

Secure Voice, Data and Video Telecommunications Networks

Computer Equity Corporation, through its wholly-owned subsidiary, Government Telecommunications Inc., or GTI, is a telecommunications network integrator and a supplier of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services to various agencies of the federal government. GTI’s products include voice mail, Internet cabling, phones and telephone wiring and its key customers for 2005 were the Social Security Administration, the U.S. Department of Agriculture, the Veterans Administration and the Departments of Defense and Justice. Most of GTI’s revenue is earned through task orders under three contracts managed by the General Services Administration (“GSA”).

Call Center and Customer Relationship Management Software and Services

Perimeter Acquisition Technology, d/b/a Perimeter Technology, our wholly-owned subsidiary, is a provider of our proprietary call center software and related services. Our software is designed to deliver a comprehensive suite of customer interaction tools consisting of automated call distribution management systems, referred to as ACDs, Internet provider ACDs, web contact solutions, soft phones and status displays. Our software enables organizations to easily combine all types of customer interactions - phone, email, fax and web contact - resulting in superior service and more rapid alignment of customer contact technologies and business strategies. Our call center technology is sold under the brand name Net-VU Contract Manager.

Our customer relationship management software and services are sold through our wholly-owned subsidiary, Pacific Decision Sciences Corporation, or PDSC. PDSC’s “Flagship Service System” provides a complete solution to manage all aspects of customer service, including help desk, call handling and service dispatch, contracts management, service marketing, billing, inventory management and more.

Thermo Life

Thermo Life Energy Corp., our wholly-owned subsidiary, has developed and seeks to commercialize a miniaturized low power thermoelectric generator called Thermo Life. Thermo Life is intended to provide a miniaturized power source for low-powered devices such as micro sensor systems, ZigBee chipsets, wearable electronics, implantable medical devices, active RFID tags and numerous other applications.

Thermo Life converts heat to electrical energy through its thermopile couples using the thermopile principle (known also as the Seebeck effect). When both heat couple plates are thermally connected with a heat source and a heat sink, heat flows through thermopiles and is converted directly into electrical energy. It generates power by directly converting thermal energy into electrical energy when a temperature difference between two sources is 3-5 degrees. If and when an order is received, the manufacturing of Thermo Life will be original equipment manufacturing.

Sales and Distribution

Secure Voice, Data and Video Telecommunications Networks

During 2005, approximately 99% of our sales of secure voice, data and video telecommunications networks were generated through sales to various agencies of the U.S. government. GTI is currently performing under the Federal Supply Schedule 70, referred to as Schedule 70, and a contract with the GSA referred to as CONNECTIONS. In addition, GTI is still completing tasks under the GSA’s Wire and Cable Services contract, referred to as the WACS contract. The WACS and CONNECTIONS contracts are for in-building and campus telecommunications networks and services. GTI must develop a proposal in response to a government solicitation, and compete with other CONNECTIONS contract holders in order to be awarded a task. We are hopeful that the Schedule 70 and CONNECTIONS contracts will result in significant new projects involving program management, engineering, network design and installation.

In addition, GTI has a task order with the U.S. Social Security Administration awarded in June 2005 valued at approximately $1.0 million, and a contract with the U.S. Air Force awarded in September 2004 valued at approximately $2.3 million. The contracts relate to the installation, maintain and support of telecommunications facilities. The U.S. Air Force order is for a base term of one year, plus four one-year options. GTI also had a contract with the USPS for its Mail Processing Infrastructure (MPI) (the “USPS MPI Contract”). USPS terminated the USPS MPI Contract for its convenience in January 2005. Approximately 2%, 52% and 16% of Computer Equity Corporation’s consolidated revenues in 2005, 2004 and 2003, respectively, came from the USPS MPI Contract.

Call Center and Customer Relationship Management Software and Services

Our call center software is targeted to Centrex-based contact centers with customers ranging from small enterprises to multinational Fortune 500 companies, and we serve numerous industries including the manufacturing, financial, utilities, retail, health, communications, high-tech, insurance and transportation industries, as well as the government. We have more than 700 customers for our call center software, and we sell our systems directly and through a reseller network composed of regional bell operating companies, independent local exchange carriers, competitive local exchange carriers, Internet service providers and independent agents throughout the United States, Canada, the United Kingdom and Australia.

In October 2003, PDSC won a five-year extension on its existing three-year contract with Public Service Electric and Gas (PSE&G), a subsidiary of Public Service Enterprise Group (PSEG), valued at approximately $6.0 million. Under the contract, PDSC provided maintenance and support for the PSE&G Gas Division’s Service Management System. In June 2005, the contract was discontinued by the client due to internal management changes. PDSC still provides some services to the client on a much smaller scale.

Significant customers of our call center and customer relationship management software and services are the State of Tennessee, Mankato Telephone and IBM LLC.

Thermo Life

The potential targeted customers for Thermo Life are wide-ranging and exist in the areas of building automation, agriculture, homeland security, industrial automation, supply chain management, home networking, forestry and automobile manufacturing. We have not yet generated any sales of our Thermo Life product.

Operating Strategy

The principal components of our Advanced Technology segment’s operating strategy are to:

•	increase the sales volume of our government contract business and leverage government contacts to enhance sales of our other products;
•
develop new lines of business in technologies related to our Computer Equity Corporation business, including access control and video surveillance systems, VoIP networks, wireless networks and security networks;

•	expand the sales of our call center and customer relationship management software and services; and
•	develop the markets for our Thermo Life product.

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

Suppliers

Our Advanced Technology segment’s major suppliers are iAnywhere Solutions, Anixter, CiperOptics, Interactive Intelligence and Alliance Systems, among others. This segment does not enter into contracts with its suppliers.

To date, the Advanced Technology segment has not been materially adversely affected by the inability to obtain materials or products.

Government Regulation

Our Advanced Technology segment is not subject to any specific federal, state and local regulation except for the Federal Acquisition Regulations in connection with its government contract business.

InfoTech Segment

The current organizational structure of our InfoTech segment is as follows:

Products and Services

The principal products and services in this segment are sales of computer hardware and computer services, which consist of information technology, or IT, consulting, installation, project management, design and deployment, computer network security and maintenance and other professional services. InfoTech also provides on-going system and networking maintenance services. InfoTech’s strategy is to provide a customer-oriented IT based business model aimed at addressing specific customer needs. InfoTech has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products.

Sales and Distribution

InfoTech is a certified business “partner” of many of today’s leading information technology manufacturers. It is authorized to market products from Citrix, Cisco, Hewlett Packard, IBM, Lexmark, Microsoft, 3Com, and VM Ware. A significant percentage of InfoTech’s revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums and New York City agencies. Its customer base also includes retailers, manufacturers and distributors. During 2005, its two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 29% and 21% of its revenues, respectively.

The majority of InfoTech’s revenue is derived from purchase orders received from customers for products and/or services that are fulfilled within a few weeks time. Of InfoTech’s total revenue for 2005, approximately $1.7 million, or 10.2%, was related to contract sales. All of InfoTech’s contracts are hardware maintenance contracts that generally last for a period of one year and are cancelable by either party without penalty upon 90 days written notice.

Operating Strategy

Our InfoTech segment primarily targets small to medium-sized businesses. Our operating strategy includes focusing on building relationships with its larger customers and searching for new opportunities in the Fortune 1000 market space. However, segment management believes the area of the greatest potential growth will continue to be the small to medium-sized businesses seeking expertise they do not have within their own organizations. Geographically, InfoTech plans to continue to focus on the New York City metropolitan area.

Competition

InfoTech competes in one of the world’s largest IT markets, the New York City metropolitan area. It focuses primarily on small to medium-sized businesses in a few vertical markets. Our InfoTech segment competes in a highly competitive market with IT products and service providers that vary greatly in their size and technical expertise. The primary competitors in this segment are AMC Computers, Delta Computec Inc., E-Plus Technologies, Ergonomic Group, En Pointe Technologies, Inc., Gotham, Micros to Mainframes, and Vicom, Inc. Additionally, we expect InfoTech to face further competition from new market entrants and possible alliances between competitors in the future.

Certain of InfoTech’s current and potential competitors have greater financial, technical, marketing and other resources than InfoTech. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than InfoTech. However, InfoTech’s small size and its focus on a few vertical markets give it certain competitive advantages, including an ability to adapt more easily to the needs of each of its customers (i.e., tailoring its product and service delivery in a way that best serves such customers). This approach fosters more easily close long-term relationships with its customers, and allows it to understand better the vertical markets it has focused on for years (e.g., medical, education, legal and finance). These markets represent an excellent referral source. InfoTech’s continuing ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities.

Suppliers

Over 65.9% of InfoTech’s purchases during 2005 were from its top three suppliers as follows: Ingram, 33.9%, Synnex, 16.7%, Tech Data, 15.3%.  InfoTech does not enter into contracts with its suppliers, and to date it has not been materially adversely affected by the inability to obtain materials or products.

Government Regulation

Our InfoTech segment is not subject to any specific federal, state and local regulation in the United States, and it does not have any foreign business activity.

Patents and Trademarks

Digital Angel is a registered trademark, and our application for trademark registration of Bio-Thermo is pending. SARBE has trademark protection in Europe. Digital Angel currently owns the VeriChip technology, which it licenses to VeriChip Corporation, and which is covered by United States Patent Nos. 5,211,129 and 6,400,338. United States Patent No. 5,211,129 is jointly owned by Digital Angel and Hughes Aircraft and was issued on May 18, 1993. United States Patent No. 6,400,338 was issued on June 4, 2002, to Destron Fearing Corporation and is now owned by Digital Angel. Provided all maintenance fees are paid, Patent No. 5,211,129 will expire on May 18, 2010, and Patent No. 6,400,338 will expire on January 11, 2020. These patents cover Digital Angel’s implantable microchip technology, including Home Again and Bio-Thermo, and the VeriChip human-implantable microchip. This technology also has patent protection in Canada, Brazil, China, Europe, Australia and various other countries.

Digital Angel’s visual identification tags are covered under United States Patent No. 4,741,117, which is owned by Digital Angel and will expire on October 23, 2006. In addition, there are related patents issued in Canada, Brazil, Europe, Australia and various other countries. Digital Angel has additional patents and pending patent applications in the U.S. for its pioneering innovations. Patents for the implantable microchip and ear tag were filed on various dates over the past fourteen years. The U.S. patents have a term of twenty years from the filing date or seventeen years from the issue date, depending upon when they were filed.

We have a proprietary location product, which we refer to as a wireless sensing location device, or WSLD, which combines wireless, sensor and GPS technology, that is covered under U.S. Patent No. 5,629,678. It was acquired by us in 1999 and is under an exclusive license to Digital Angel. Provided all maintenance fees are paid, this patent will extend until January 10, 2015. Additionally, Digital Angel has filed for international patent protection. Patent Application EP1330802 is currently pending in the European Patent Office for all European Union member countries.

A German research company, Dunnschictht-Thermogenerator-Systemen GmbH (“DTS”), developed our Thermo Life product. We acquired certain assets of DTS, including its intellectual property in June 2003. In May 2003, we filed a patent application with the United States Patent and Trademark Office, or USPTO, in connection with our Thermo Life product and subsequent applications have been filed for international patent protection. In October, 2005, Thermo Life Energy Corp. was awarded United States Patent No. 6,958,443, entitled “Low Power Thermoelectric Generator”, by the USPTO. In addition, we have received federal trademark registration for the mark Thermo Life on the Principal Register of the United States Patent and Trademark Office. We also intend to secure the proprietary rights to the Thermo Life technology abroad.

In addition, certain of our software products are proprietary software, which we have developed in-house and for which we have copyright protection and our VeriChip segment has the rights to the following registered trademarks: Assetrac, Hugs, WatchMate, Roam Alert, Veripass, Get Chipped, Blastmate and MiniMate; and the following trademarks: HALO, VeriMed, VeriChip, VeriGuard, Veripay, Verikid and HOUNDware. We do not hold patents or licenses to any of the products in our InfoTech segment, nor are intellectual property rights an important part of the operations of this segment.

We believe that these patents and trademarks in the aggregate constitute a valuable asset to us and that they offer something of a competitive advantage and/or a barrier to entry in our markets. The intellectual property rights support our commercial products and recognize our innovation. In large part, the success of our VeriChip and Digital Angel segments is dependent on our proprietary information and technology. There is no guarantee that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not develop substantially similar products or technologies. In addition, we cannot assure you that Digital Angel has sufficient rights to exclude, or would ultimately prevail in an action to exclude, third parties from making or selling competing products. The inability of Digital Angel to exclude third parties from making or selling competing products, the expiration or earlier termination of the primary Digital Angel patent or for any other reason could have a material adverse effect on our business. We intend to seek patent protection when appropriate to maintain a competitive edge, to vigorously defend our existing patents as appropriate, and otherwise rely on regulatory-related exclusivity to protect certain of our products and technologies, and product superiority to maintain market share.

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

Seasonality

No significant portion of our business is considered to be seasonal, however, our Advanced Technology and Digital Angel segments revenue, while not considered to be seasonal, may vary significantly based on government procurement cycles and technological development, and our Digital Angel segment’s Animal Applications division’s revenues and operating income can be affected by the timing of animal reproduction cycles.

Employees

At February 15, 2006, we and our subsidiaries employed approximately 582 employees.

Backlog

At February 15, 2006, we and our subsidiaries had a backlog of approximately $10.3 million compared to a backlog of $16.1 million at February 1, 2005. We expect the entire backlog at February 15, 2006, to be filled in 2006.

Geographic Areas

Currently, we operate in four geographic areas: the United States, which comprises the majority of our operations, Canada, the United Kingdom and Denmark. Our Canadian operations consist of certain operations of VeriChip. Our United Kingdom operations consist of Digital Angel’s 91% owned subsidiary, Signature Industries Limited, and our Denmark operations consist of the operations of DSD, Digital Angel’s wholly-owned subsidiary. The majority of our revenues and expenses in each geographic area were generated in the same currencies during the three-years ended December 31, 2005, and accordingly, we did not incur any significant foreign currency gains or losses during such years.

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas from continuing operations as of and for the years ended December 31, was as follows (in thousands):

	United States	Canada	Europe	Consolidated
2005
Net revenue	$75,601	$15,335	$22,335	$113,737
Long-lived tangible assets	6,538	758	3,824	11,120

2004
Net revenue	$93,321	$—	$18,678	$111,999
Long-lived tangible assets	6,763	—	1,101	7,864

2003
Net revenue	$82,625	$—	$10,362	$92,987
Long-lived tangible assets	7,113	—	1,115	8,228

Discontinued Operations

During 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems was one of our reporting units in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”). (Reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions.) Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in our consolidated financial statements, and prior periods have been restated accordingly.

In addition, on March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and certain of our other non-core businesses, and accordingly, these entities, which have all been sold or closed, are presented in discontinued operations for all periods presented.

RISK FACTORS

We have a history of operating losses and negative cash flows and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

Historically, we have incurred losses and have not generated positive cash flows from operations. We incurred a consolidated loss from continuing operations of $10.3 million and $18.8 million in 2005 and 2004, respectively. Excluding a gain on the extinguishment of debt of approximately $70.1 million recorded on June 30, 2003, we incurred a consolidated loss from continuing operations in 2003 of $64.1 million. Our consolidated operating activities used cash of $11.4 million, $13.9 million and $11.4 million during 2005, 2004 and 2003, respectively. During these periods, we have funded our operating cash requirements, as well as our capital needs, with the proceeds from investing and/or financing activities.

As of December 31, 2005, our consolidated cash and cash equivalents totaled $22.4 million. We believe that we currently have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our profitability and cash flows from operations depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. If, in the future, we are not successful in managing these factors and achieving our goal of profitability and positive cash flows from operations, we may not have sufficient funds to operate our business, which could ultimately result in our inability to continue operations in the normal course.

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

As of February 28, 2006, there were outstanding warrants and options to acquire up to 9.4 million additional shares of our common stock, and we had 0.6 million additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.

We rely heavily on revenues derived from sales to various governmental agencies, and the loss of, or a significant reduction in, orders from government agencies could result in significant losses and deficits in cash flows from operations.

Approximately 99% of our revenue from sales of voice, data and video telecommunications networks for the years 2005, 2004 and 2003, respectively, were generated through sales to various agencies of the U.S. government. In addition, Digital Angel’s principal customers for electronic identification devices for fish are Pacific States Marine, a government contractor that relies on funding from the U.S. government, and the U.S. Army Corps of Engineers. Digital Angel’s GPS and Radio Communications division is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. Under certain contracts, a government agency is permitted to terminate its contract for convenience, including in cases when funds are no longer appropriated. In January 2005, the USPS terminated for convenience the mail processing infrastructure contract that accounted for 52%, or $21.5 million, and 16%, or $6.1 million of Computer Equity Corporation’s consolidated revenues in 2004 and 2003, respectively. Because we rely on revenues and cash flows generated from contracts, directly or indirectly, with governmental agencies, the loss of any such contract would result in a drop-off in revenues and cash flows, and such drop-off may be significant and thereby have a material adverse effect on our financial condition and results of operations.

Our InfoTech segment relies heavily on revenues derived from two customers, and the loss of revenue from either of these customers result in significant losses and deficits in cash flows from operations.

During 2005, two customers, Hackensack University Medical Center and GAF Material Corporation, accounted for 29% and 21% of our InfoTech segment’s revenue respectively. Additionally, GAF Materials Corporation and Hackensack University Medical Center comprised 33% and 25% of its accounts receivable as of December 31, 2005. The loss of either of these customers or the loss of significant orders from these customers or the inability of either of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

Less than 10% of InfoTech’s revenue is recurring revenue based on contracts or annual renewals. As a result, failure to receive orders from existing or new customers on a continuous basis in the future could have a material adverse effect on our results of operations or financial condition.

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

Consumer groups may not want us storing or using personally-identifiable data, such as patient medical information, which could jeopardize our business.

Consumer sentiment regarding privacy issues is constantly evolving. Such consumer sentiment may affect the public’s interest in our current or future products. In some cases, consumer groups and individual consumers have already begun to express concern over the storage and/or use of personally-identifiable patient information. Accordingly, privacy concerns of consumers may influence healthcare professionals to refrain from adopting our VeriMed patient identification system, which could in turn harm our prospects. Moreover, strong consumer attitudes may precipitate significant adverse opinions which may lead to new regulations. If we fail to successfully monitor and address the privacy concerns of consumers, our business and prospects would be harmed.

Interruptions to the patient information database may have a negative impact on our revenues, damage our reputation and expose us to litigation.

Reliable access to the patient information database is a key component of the functionality of our VeriMed patient identification system. Our ability to provide uninterrupted access to the patient information database operated by us or third parties we contract with will depend on the efficient and uninterrupted operation of the computer and communications systems involved. The patient information database may not function properly if certain necessary third-party systems fail, or if some other unforeseen act or natural disaster should occur. In the past, we have experienced short periods of inaccessibility to the patient information database as a result of development work, system maintenance and power outages, While there were no reported problems by end users in those situations, any disruption of the database services, computer systems or communications networks, or those of third parties that we rely on, could result in the inability of users to access the patient information database for an indeterminate period of time which could cause us to lose the confidence of the healthcare community, lose revenue or face litigation. In addition, our business and reputation will be harmed if the healthcare community believes the patient information database is unreliable. Although certain elements of technological, power, communications, personnel and site redundancy are maintained, the database may not be fully redundant. The database system may still be vulnerable to disruptions in the event the building housing the computer system is destroyed, the computer server fails or the firewall software protecting the data fails. While we do not believe such disruptions would last more than a few hours, any disruptions to the patient information database could irreparably harm our business and prospects.

Modifications to the VeriChip may require additional FDA clearance, and a failure or delay in obtaining such clearance may affect our ability to introduce new or enhanced products in a timely manner.

The implantable VeriChip is a medical device with respect to its medical or healthcare-related applications and is subject to the FDA’s jurisdiction. The FDA clearance for the implantable VeriChip limits its use in medical applications by allowing the microchip to only include an identification number. Any additional information, including patient information, must reside in a database contained outside the microchip. Any modification to an FDA-cleared device, such as VeriChip, that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require new FDA clearance or approval. Accordingly, if we develop a new or modified VeriChip system that contains more than an identification number, we may be required to seek additional FDA clearance. The process of obtaining FDA clearance is often costly and time-consuming. We may not be able to obtain additional FDA clearance for any such new systems or modifications in a timely fashion, or at all. A failure or delay in obtaining required future clearances would adversely affect our ability to introduce new or enhanced systems in a timely manner, which may constrain our future operations and operating results.

We rely on third parties to supply and manufacture most of our systems, making us vulnerable to supply disruption which could delay our product delivery to our customers.

We rely on third parties to supply and manufacture most of our active RFID systems. Our arrangements with these third party suppliers are contractual in nature. If these suppliers and manufacturers are unable to fulfill their commitments to us for any reason, including supply shortages, financial hardships, failure to follow our procedures or failure to comply with applicable regulations, we may not be able to fulfill orders from our customers. This will likely result in an increase in the costs to obtain our components and finished products from other third parties.

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

The implantable VeriChip used in our VeriMed patient identification system and our VeriGuard and VeriTrace systems uses a technology related to a patent owned by Digital Angel. This patent will expire on May 18, 2010. However, the exclusive rights to use the patented technology in applications involving the identification of human beings was licensed to other parties by a predecessor of Digital Angel in 1994. Thus, while the implantable VeriChip technology is licensed to VeriChip by Digital Angel and while we have openly marketed the technology since December 2001, our right to use the patent could be challenged, invalidated or held unenforceable based on the claim that the sale and use of our products conflict with the scope of the license for the identification of human beings. Our ability to successfully commercialize products incorporating the implantable VeriChip will depend in part on any other third parties, including prior licensees’, not successfully obtaining an injunction against us, Digital Angel or our suppliers or otherwise requiring us to pay additional royalties for the remaining life of the patent. In addition, it is possible that the claims issued for this patent and our other patents may not be sufficiently broad to protect our systems we intend to protect with our patents, and may not provide protection against competitive products or otherwise be commercially valuable. In addition, others may be able to design around these patents or develop similar products or other intellectual property that are not within the scope of our patents. Costly and time-consuming litigation could be necessary to establish the scope of our rights under the patent, and we may not be successful in securing any rights under the patent for the secure identification of human beings. In addition, upon expiration of patents we own or have rights to, we may face an increase of competition by other companies.

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

If we or our suppliers fail to comply with quality system regulations, our manufacturing operations could be delayed, and our VeriMed patient identification system sales could suffer.

Our manufacturing processes and those of our suppliers are required to comply with the FDA’s quality system regulation which cover the procedures and documentation of the design, testing, production, control, quality assurance, sterilization, labeling, packaging, storage and shipping of the VeriMed patient identification system. We are also subject to similar state requirements. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a quality system inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse quality system inspection could result in, among other things, a shut-down of manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our systems and cause revenue to decline.

Our failure or alleged failure to comply with anti-kickback and false claims laws could result in civil or criminal sanctions that would harm our business.

We are or may become subject to various federal and state laws designed to address health care “fraud and abuse,” including anti-kickback laws and false claims laws in connection with our VeriChip segment operations. The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally funded healthcare program. This statute also prohibits remuneration in return for purchasing, leasing or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The anti-kickback laws of various states apply more broadly to prohibit remuneration in return for referrals of business payable by payors other than federal healthcare programs.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesale or estimated retail prices of, the reporting of Medicaid rebate information and other information affecting federal, state and third-party payment for, and the sale and marketing of our VeriMed patient information system will be, subject to scrutiny under these laws.

The anti-kickback statute and other fraud and abuse laws are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the anti-kickback statute and other fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). If we are found to have violated these laws, or are charged with violating them, our business, financial condition and results of operations and stock price could be materially and adversely affected because we may suffer fines or other penalties as a result of such violations and because our management team would be distracted.

The implantation of a VeriChip may be found to cause risks to a patient’s health that limit its use.

The implantation of a VeriChip may be found to cause risks to a patient’s health. Potential risks to a patient’s health that may be associated with the implantable VeriChip include adverse tissue reactions, migration of the implantable VeriChip under the skin and infection resulting from implantation. As more people are implanted with the implantable VeriChip, it is possible that these and other risks to health may manifest themselves. The observation of risks to a patient’s health associated with the implantation of the VeriChip could limit its use and adversely affect our business, financial condition or results of operations by reducing the revenue we would otherwise receive for sales of the implantable VeriChip.

Regulation of products and services that collect personally-identifiable information or otherwise monitor an individual’s activities may make the provision of our services more difficult or expensive and could jeopardize our growth prospects.

Certain technologies that we currently, or may in the future, support are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws could include the Health Insurance Portability and Accountability Act, or HIPAA, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, the Gramm-Leach Bliley Act, as well as various state laws and related regulations. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities in which we are considered to be a “Business Associate” under HIPAA. As a Business Associate we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity and could harm our business and impair our ability to attract new customers.

In addition, certain governmental agencies, like the U.S. Department of Health and Human Services, and the Federal Trade Commission, or FTC, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we operate, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

Certain regulatory approvals generally must be obtained from the governments of the countries in which our foreign distributors sell our systems. However, any such approval may be subject to significant delays or may not be obtained. Any actions by regulatory agencies could materially adversely affect our growth plans and the success of our business.

Failure to comply with recent and developing legislation regarding the concentration of hazardous materials in our systems could prevent us from selling our systems in various jurisdictions.

Some of our VeriChip and Digital Angel segments’ systems and components may be subject to European Union Directive 2002/95/EC. This directive limits or restricts the use of certain hazardous substances in electrical and electronic equipment. Some of our systems include substances that are covered by the directive. The directive requires compliance by July 1, 2006. We are currently evaluating our systems to determine whether and to what extent our systems will need to be modified to comply with the directive, but based on our review to date, we believe our systems and components will comply when required. Non-compliant systems could be barred from sale in the European Union. Other countries, including China, are considering similar legislation. We can not currently estimate the effect of such new legislation on our business or results of operations.

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

As of December 31, 2005, InfoTech was indebted to Wells Fargo and IBM Credit LLC in the aggregate amount of $0.9 million. Under the terms of the loan agreements, that indebtedness is scheduled to mature on June 29, 2007. InfoTech does not currently have the cash resources to repay the indebtedness outstanding when due. Accordingly, InfoTech may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional InfoTech equity or debt securities, or the sale of its assets. InfoTech may be unable to obtain the funds needed to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

To secure its debt payment obligations to Wells Fargo, InfoTech granted to Wells Fargo a security interest in and lien upon substantially all of its property and assets. Currently, InfoTech is in compliance with the covenants under the loan agreements, however, in the past, InfoTech has not met certain financial covenants and has had to obtain waivers from Well Fargo. In the event of any additional noncompliance, InfoTech will again seek to obtain a waiver, but no assurance can be given that any such additional waiver will be granted. The occurrence of an unwaived event of default under the credit facility would subject InfoTech to foreclosure by Wells Fargo on substantially all of its assets to the extent necessary to repay any amounts due.

A payment or other default under the credit facility could result in InfoTech’s inability to continue operations in the normal course, which would reduce our consolidated revenues and decrease our consolidated cash position.

We have substantial debt and debt service.

As of December 31, 2005, we had indebtedness under a non-convertible note to Satellite Senior Income Fund, LLC, of $12.0 million and, as a result, we incur significant interest expense. The note is payable in cash and has a term of 18 months. The note accrues interest at 12% per annum for the first nine months and then increases by 1% per month thereafter until its maturity date on June 28, 2007. The note contains certain mandatory redemption events, which include, among other things, non-payment of principal and interest, violation of covenants, and certain other expressly enumerated events. Additionally, we have granted Satellite a first priority security interest in substantially all of our assets, and we have pledged all of the issued and outstanding capital stock we own in VeriChip Corporation, InfoTech USA, Inc. and our other wholly-owned subsidiaries and a portion of the issued and outstanding stock we own in Digital Angel Corporation.

The degree to which we are leveraged could have important consequences, including the following:

•
our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all; and

•
a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities.

A default under the note could result in acceleration of our indebtedness and permit Satellite to foreclose on our assets.

Our results of operations may be adversely affected if we write-off goodwill and other intangible assets.

As of December 31, 2005, we had goodwill and other intangible assets of $107.8 million. On January 1, 2002, we adopted FAS 142, which requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. In the fourth quarters of 2005, 2004 and 2003, we performed our annual impairment test for goodwill and certain other intangible assets using a fair value based approach, primarily discounted cash flows. Based on our evaluations, goodwill and other intangible assets were not impaired as of December 2004. However, during the fourth quarter of 2005, we recorded an impairment charge of approximately $7.1 million for goodwill and other intangible assets associated with our Digital Angel segment. During the fourth quarter of 2003, we recorded an impairment charge of approximately $2.2 for goodwill associated with our InfoTech segment and approximately $3.0 million for goodwill and other intangible assets associated with our discontinued operations. We assess the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill and our other intangible assets. Impairment charges could have a material adverse effect on our operating results and financial condition.

The sale of shares of common stock to third parties by our subsidiaries at prices below the per share carrying amount of our investment has given (and may, in the future, give) rise to losses in our consolidated statement of operations or our inability to consolidate their operations.

Digital Angel has issued shares of its common stock to third parties at prices per share lower than the per share carrying amount of our investment in Digital Angel, triggering losses in our consolidated statement of operations. Future stock issuances to third parties by Digital Angel, including upon the exercise of stock options and warrants, may give rise to further losses. Such losses would reduce our net income, perhaps significantly. In addition, such issuances give rise to a decrease in our ownership position. Further, if our equity interest in Digital Angel (currently 55.4%) were, as a result of future issuance of Digital Angel shares, to drop below 50%, we may not be able to consolidate its operations in our financial statements. This would result in a significant reduction in our consolidated revenues and assets. In addition, issuances of common stock by VeriChip and InfoTech to third parties may give rise to gains and losses on the issuances of such shares and any such issuance will dilute our ownership percentage and may give rise to losses or result in our inability to consolidate their operations.

We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at the anticipated prices.

On December 31, 2005, the book value of our inventory was $12.3 million as compared to a book value of $8.1 million as of December 31, 2004. VeriChip’s inventory was $2.0 million, Digital Angel’s inventory was $8.7 million, our Advance Technology segment’s inventory was $1.5 million, and InfoTech’s inventory was $0.1 million. Our inventory may decline in value as a result of technological obsolescence or a change in the product. During 2005, 2004 and 2003, we recorded approximately $0.6 million, $0.2 million and $0.4 million in inventory reserves, respectively. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.

Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.

In 2005, our Digital Angel segment generated approximately 40% of its sales and incurred a portion of its expenses in currencies other than U.S. dollars. Our VeriChip segment incurs a significant portion of its payroll in Canadian dollars. To date we have not incurred material amounts of foreign currency gains or losses. However, to the extent that going forward we are unable to match revenues received in foreign currencies with costs paid in the same currency exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

New accounting pronouncements may significantly impact our future results of operations and earnings per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued FAS 123R. This statement, which will be effective beginning on January 1, 2006, will change how we account for share-based compensation, and may have a significant impact on our future results of operations and earnings per share. We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans.

As discussed in this annual report on page 52, substantially all of our outstanding employee stock options will be vested upon our adoption of FAS 123R on January 1, 2006, and, therefore, we do not expect that the initial adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options, we expect that the impact may be material. We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123, although we anticipate that the amounts may be greater due to increases in personnel during the last half of 2005. In connection with evaluating the impact of FAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. We believe that FAS 123R could have a material impact on our future results of operations and earnings per share, regardless of the valuation method used. Future changes in generally accepted accounting principles may also have a significant effect on our reported results.

ITEM 1(B). UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Delray Beach, Florida. At December 31, 2005, we were obligated under leases for approximately 192,191 square feet of facilities, of which 108,964 square feet was for office facilities and 83,227 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 91,869 square feet of office and manufacturing facilities, of which 47,800 square feet was for manufacturing, factory and warehouse use and 44,069 square feet was for office space.

The following table sets forth our owned and leased properties by business segments (amounts in square feet):

	Office		Factory / Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
VeriChip	—	16,700	—	15,000	—	31,700
Digital Angel (1)	31,892	32,400	47,800	56,500	79,692	88,900
Advanced Technology (1)	—	42,834	—	10,727	—	53,561
InfoTech	—	9,119	—	1,000	—	10,119
Corporate (1)	12,177	7,911	—	—	12,177	7,911
Total	44,069	108,964	47,800	83,227	91,869	192,191

The following table sets forth the principal locations of our properties (amounts in square feet):

	Office		Factory / Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
California (1)	—	5,805	—	—	—	5,805
Canada	—	14,500	—	15,000	—	29,500
Europe	—	4,400	—	11,100	—	14,900
Florida	—	12,711	—	—	—	10,111
Massachusetts	—	5,400	—	—	—	5,400
Minnesota (1)	31,892	—	47,800	—	79,692	—
New Hampshire	—	15,856	—	5,464	—	21,320
New Jersey (1)	12,177	8,661	—	1,000	12,177	9,661
New York	—	458	—	—	—	458
Virginia	—	21,173	—	5,263	—	26,436
United Kingdom	—	20,000	—	45,400	—	65,400
Total	44,069	108,964	47,800	83,227	91,869	192,191

(1)   Includes office space leased to others.

ITEM 3.  LEGAL PROCEEDINGS

Our legal proceedings are included in Note 21 to our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

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

	High	Low
2004
First Quarter	$4.90	$2.40
Second Quarter	3.69	1.94
Third Quarter	2.79	1.99
Fourth Quarter	8.55	2.08

2005
First Quarter	$7.24	$3.41
Second Quarter	3.95	2.55
Third Quarter	3.69	2.77
Fourth Quarter	3.38	2.40

On February 28, 2006, the closing sale price of our common stock on the Nasdaq SmallCap Market was $2.70 per share.

Holders

According to the records of our transfer agent, as of February 28, 2006, there were approximately 2,079 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. Currently, the provisions of our note purchase agreement with Satellite Senior Income Fund, LLC prohibit the payment of any form of dividends with respect to our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2005, we granted options exercisable for approximately 2.8 million shares of our common stock under our 2003 Flexible Stock Plan, 1999 Flexible Stock Plan and 1996 Non-Qualified Stock Option Plan. As of December 31, 2005, the following shares of our common stock were authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,264,825	$4.47	1,229,923 (2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	6,264,825	$4.47	1,229,923

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 12 to our consolidated financial statements.
(2)	Includes 560,948 shares available for future issuance under our 1999 Employees Stock Purchase Plan.
(3)
In addition, we have granted outside of our equity plans and have outstanding options exercisable for 225,000 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets for our consolidated financial data as of and for each of the years in the five year period ended December 31, 2005. The selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2005, and the Balance Sheet Data as of December 31, 2005 and 2004 have been derived from, and qualified by reference to, our financial statements appearing elsewhere in this annual report. The Statement of Operations Data for the years ended December 31, 2002 and 2001, and the Balance Sheet Data as of December 31, 2003, 2002, 2001 are derived from audited financial statements not included in this annual report.

	For the Fiscal Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net revenue	$113,737	$111,999	$92,987	$98,485	$156,487
Cost of products and services sold	68,912	79,216	64,892	67,469	110,677
Gross profit	44,825	32,783	28,095	31,016	45,810
Operating costs and expenses:
Selling, general and administrative expense	48,034	36,335	55,880	65,681	102,316
Research and development	7,202	3,795	6,255	4,130	8,783
Depreciation and amortization	2,988	1,908	1,262	3,520	28,061
Goodwill and asset impairment	7,141	—	2,456	38,657	71,719
Total operating costs and expenses	65,365	42,038	65,853	111,988	210,879
(Loss) gain on sales of subsidiaries and assets	—	—	(330)	132	(6,058)
Gain on extinguishment of debt	—	—	70,064	—	9,465
Interest and other income	2,643	1,896	919	2,340	2,076
Interest recovery (expense)	1,720	(2,860)	(22,587)	(17,477)	(8,555)
(Loss) income from continuing
operations before benefit (provision) for taxes,
minority interest, losses attributable to capital
transactions of subsidiary and
equity in net loss of affiliate	(16,177)	(10,219)	10,308	(95,977)	(168,141)
Benefit (provision) for income taxes	447	(77)	(1,702)	(326)	(20,870
(Loss) income from continuing
operations before minority interest, losses
attributable to capital transactions of
subsidiary and equity in net loss of affiliate	(15,730)	(10,296)	8,606	(96,303)	(189,011)
Minority interest	4,373	655	4,132	11,579	718
Net gain (loss) on capital transactions of subsidiary	411	11,090	(244)	(2,437)	—
Gain (loss) attributable to changes in minority interest
as a result of capital transactions of subsidiary	598	(20,203)	(6,535)	(2,048)	—
Equity in net loss of affiliate	—	—	—	(291)	(328)
(Loss) income from continuing operations	(10,348)	(18,754)	5,959	(89,500)	(188,621)
Income (loss) from discontinued
operations, net of income taxes	99	(730)	(2,434)	(24,405)	213
Income (loss) on disposal of
discontinued operations, including
provision for operating losses during the
phase-out period, net of income taxes	84	2,185	(382)	1,420	(16,695)
Income (loss) from discontinued operations	183	1,455	(2,816)	(22,985)	(16,482)
Net (loss) income	(10,165)	(17,299)	3,143	(112,485)	(205,103)
Preferred stock dividends and other	(1,573)	—	—	—	(1,147)
Accretion of beneficial conversion
feature of preferred stock	(474)	—	—	—	(9,392)
Net (loss) income attributable to common
stockholders	$(12,212)	$(17,299)	$3,143	$(112,485)	$(215,642)

(Loss) Earnings Per Share Adjusted For the Reverse Stock Split

On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split which was effectuated on April 5, 2004. The reverse stock split had the effect of reducing the number of issued and outstanding shares of our common stock, and accordingly, (loss) earnings per share increased as a result of the decrease in the weighted average number of shares outstanding. The following presents our basic and diluted (loss) earnings per share giving retroactive effect to the reverse stock split:

	For the Fiscal Year Ended December 31,
	2005	2004	2003	2002	2001

Net (loss) income per common
share attributable to common stockholders - basic:
Continuing operations	$(0.20)	$(0.37)	$0.17	$(3.33)	$(11.71)
Discontinued operations	0.01	0.03	(0.08)	(0.85)	(0.97)
Net (loss) income per common
share attributable to common stockholders - basic	$(0.19)	$(0.34)	$0.09	$(4.18)	$(12.68)
Net (loss) income per common
share attributable to common stockholders - diluted:
Continuing operations	$(0.20)	$(0.37)	$0.16	$(3.33)	$(11.71)
Discontinued operations	0.01	0.03	(0.08)	(0.85)	(0.97)
Net (loss) income per common share attributable to common stockholders - diluted	$(0.19)	$(0.34)	$0.08	$(4.18)	$(12.68)

Average common shares outstanding (amounts in thousands):
Basic	62,900	51,291	36,178	26,923	17,001
Diluted	62,900	51,291	37,299	26,923	17,001

	As of December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,417	$30,839	$10,161	$5,809	$3,696
Restricted cash	310	327	765	—	—
Due from buyers of divested subsidiary	—	—	—	—	2,625
Property and equipment	11,120	7,864	8,228	8,432	20,185
Goodwill	86,231	68,194	63,331	65,451	90,831
Total assets	185,988	140,188	111,931	111,156	167,489
Net liabilities of discontinued operations	5,499	5,495	8,294	6,531	9,460
Long-term debt	15,692	2,288	2,860	2,436	2,586
Total debt	19,337	4,332	8,086	84,265	86,422
Minority interest	49,762	54,313	23,029	18,422	4,460
Redeemable preferred stock and option	—	—	—	—	5,180
Stockholders’ equity (deficit)	66,546	40,844	32,736	(36,092)	28,119

Effective January 1, 2002, we adopted FAS 142. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

The following table presents the impact of FAS 142 on our selected financial data as indicated:

Year Ended December 31, 2001
Net loss attributable to common stockholders:
Net loss attributable to common stockholders as reported	$(215,642)
Add back: Goodwill amortization	21,312
Add back: Equity method investment amortization	1,161
Adjusted net loss attributable to common stockholders	$(193,169)
Loss per common share - basic and diluted:
Net loss per share attributable to common stockholders - basic and diluted, as reported	$(12.68)
Goodwill amortization	1.25
Equity method investment amortization	0.07
Adjusted net loss per share attributable to common stockholders - basic and diluted	$(11.36)

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Forward-looking statements include, but are not limited to:

•	our working capital requirements over the next 12-24 months;
•	our growth strategies including, without limitation, our ability to deploy our products and services, including VeriChip™, Bio-Thermo™ and Thermo Life™;
•	our ability to successfully integrate the business operations of acquired companies;
•	our future profitability and liquidity; and
•	regulatory, competitive and economic influences.

In some cases, you can identify forward-looking statements by terms such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “projects,” “target,” “goal,” “plans,” “objective,” “may,” “should,” “could,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “hopes,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties (including those described under “Risk Factors” in this annual report) that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Actual results could differ materially from those reflected in the forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 29 of this annual report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report. Other than as required by law, we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware.

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report.

Overview

We currently engage in the following principal business activities:

•	Developing, marketing and selling RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security, financial and identification applications;

•
marketing and selling visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing, marketing, and selling GPS-enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	marketing and selling secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	developing, marketing, and selling call center and customer relationship management software and services; and

•	marketing and selling IT hardware and services.

Certain items in the segment information for the 2004 and 2003 periods have been reclassified to conform to the current period presentation.

We operate in the following four business segments: VeriChip, Digital Angel, Advanced Technology and InfoTech.

Substantially all of our VeriChip segment revenue to date has come from our recently acquired businesses. Prior to these acquisitions, our VeriChip segment had minimal revenues and, therefore, period to period results are not comparable, and our VeriChip’s segments historical results are not necessarily indicative of its future results. We currently expect that sales of our healthcare systems will contribute to a majority of our VeriChip segment’s revenue. In October 2004, our human implantable VeriChip product received FDA clearance for its medical applications, and we are still in the process of developing the infrastructure for our VeriMed patient identification system.  We intend to focus the majority of our marketing efforts in the future on generating sales from our VeriMed patient identification system in order to achieve significant revenue growth. Given our plans, we anticipate that our VeriChip segment’s revenue mix will differ significantly from its historical revenue mix. This change in marketing plans should also result in an increase in our VeriChip segment’s future sales and marketing costs.

Our Digital Angel segment had an increase in revenues in 2005 of $10.5 million, or 22.7% to $56.8 in 2005 compared to $46.3 in 2004. Digital Angel’s year over year revenue growth was principally due to the growth in its Animal Applications division. The Animal Applications division’s revenue increased $10.1 million or 39.0% to $36.0 million in 2005 from $25.9 million in 2004. The increase in the Animal Application segment’s revenue was principally due to an increase in microchip and visual product sales to livestock customers of approximately $2.6 million Also, an increase in microchip sales to companion animal customers of approximately $1.5 million, an increase in sales to fish and wildlife customers of approximately $1.3 million and the inclusion of approximately $3.8 million of revenue from DSD, which was acquired on February 28, 2005. During 2006, we anticipate that our Digital Angel  segment’s revenue will increase. In addition, several proposals related to the establishment of a national electronic identification program for livestock are being considered by the Administration and Congress. We expect a national electronic identification program will be implemented in the United States by January 1, 2009. We cannot estimate the impact a national identification program would have on the Digital Angel’s revenue. However, if implemented, we would expect the impact to be favorable.

Our Advanced Technology segment had a decrease in revenue during 2005 of approximately $22.4 million as compared to 2004 primarily as a result of a reduction in sales of voice, data and video telecommunications networks due to the cancellation of a government contract in January 2005. Sales of voice, data and video telecommunication networks were $17.2 million, and represented 68.4% of the Advanced Technology segment’s revenues in 2005 versus revenue of $41.4 million, or 87.2%, of the Advanced Technology segment’s revenues in 2004. We anticipate that in 2006 sales of our voice, data and video telecommunications networks will increase from its 2005 levels, sales of our call center software, which represented 22.3% of this segment’s revenue in 2005, will remain stable, and that sales of our customer relationship management software services, which represented 9.3% of this segment’s revenue in 2005, will increase.

Our InfoTech segment experienced a decrease in revenues in 2005 of approximately $1.3 million in 2005 as compared to 2004, primarily as a result of a loss in service revenue stemming from a significant decline in revenue from an IBM service contract during 2005. The contract expired in December of 2005 and is not expected to be renewed. InfoTech’s revenues were $16.7 million in 2005. The majority of InfoTech’s revenue continues to be derived from sales of computer hardware. Such sales represented 89.6%, 82.5% and 80.3% of InfoTech’s total revenues in 2005, 2004 and 2003, respectively. However, the focus on higher-end, Intel-

based products should provide InfoTech with an opportunity to provide higher margin, add-on technical services. Service revenues are expected to increase in 2006 as we focus our efforts on broadening InfoTech’s IT services portfolio.

The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past three fiscal years and, as such, reflect certain trends in the composition of such revenues and gross profits:

Sources of Revenue:
	2005	2004	2003

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	14.0%	0.2%	0.6%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	31.6%	23.1%	25.8%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	18.4%	18.2%	11.1%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	15.1%	37.0%	39.9%

Sales of IT hardware and services from our InfoTech segment	14.6%	16.1%	15.5%

Other products and services	6.3%	5.4%	7.1%
Total	100.0%	100.0%	100.0%

Sources of Gross Profit:
	2005	2004	2003

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	21.0%	0.4%	1.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	32.6%	30.8%	34.7%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	24.3%	30.4%	17.5%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	9.6%	18.8%	25.0%

Sales of IT hardware and services from our InfoTech segment	6.7%	9.9%	8.9%

Other products and services	5.8%	9.7%	12.7%

Total	100.0%	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past three fiscal years, expressed as a percentage of total revenues from continuing operations:

	Percentage of Total Revenue
	2005	2004	2003
	%	%	%
Product revenue	85.9	86.4	83.6
Service revenue	14.1	13.6	16.4
Total revenue	100.0	100.0	100.0
Cost of products sold	53.0	64.2	64.0
Cost of services sold	7.6	6.6	5.8
Total cost of products and services sold	61.0	70.8	69.8
Gross profit	39.4	29.2	30.2
Operating costs and expenses:
Selling, general and administrative expense	42.2	32.4	60.1
Research and development	6.3	3.4	6.7
Depreciation and amortization	2.6	1.7	1.4
Goodwill and asset impairment	6.3	—	2.6
Total operating cost and expenses	51.1	37.5	68.2
Loss on sale of subsidiary	—	—	(0.3)
Gain on extinguishment of debt	—	—	75.3
Interest and other income	(2.3)	1.7	1.0
Interest (recovery) expense	(1.5)	(2.5)	(24.3)
(Loss) income from continuing operations before benefit (provision) for income taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary	(14.2)	(9.1)	11.1
Benefit (provision) for income taxes	0.4	(0.1)	(1.8)
(Loss) income from continuing operations before minority interest, gain (loss)
attributable to capital transactions of subsidiary	(13.8)	(9.2)	9.3
Minority interest	3.8	0.6	4.4
Net gain (loss) on capital transactions of subsidiary	0.4	9.9	(0.3)
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	0.5	(18.0)	(7.0)
(Loss) income from continuing operations	(9.1)	(16.7)	6.4
Income (loss) from discontinued operations	0.2	1.3	(3.0)
Net (loss) income	(8.9)	(15.4)	3.4

Our consolidated operating activities used cash of $11.4 million, $13.9 million and $11.4 million during 2005, 2004 and 2003, respectively. As of December 31, 2005, our cash and cash equivalents totaled $22.4 million, compared to $30.8 million as of December 31, 2004. We used approximately $4.7 million of our cash on hand to fund a portion of the purchase price of Instantel. As of December 31, 2005, our stockholders’ equity was $66.5 million, as compared to $40.8 million as of December 31, 2004 and, as of December 31, 2005, we had an accumulated deficit of $441.4 million.

Our profitability and liquidity depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, the protection of our intellectual property rights and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations for the 12 months ended December 31, 2006. The major components of our plan are as follows:

•	to establish a sustainable positive cash flow business model;
•	to produce additional cash flow and revenue from our advanced technology products - VeriChip, Bio-Thermo and Thermo Life;
•
to expand markets/distribution channels for VeriChip through its 2005 acquisitions of VCI and Instantel, which provide VeriChip with complementary companies that bring experienced management, revenue and a synergistic customer base; and

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

Revenue Recognition

Our revenue recognition policies are significant because revenue is a key component of our results of operations. In addition, our revenue recognition policy determines the timing and recognition of certain expenses, such as sales commissions. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with our revenue recognition policies affect the amounts reported in our financial statements. A number of internal and external factors affect the timing of our revenue recognition, including estimates of customer service periods, estimates of customer returns and the timing of customer acceptance. Our cost of sales may vary based upon estimates of warranty costs, and customer specification and testing requirement changes, To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, or meeting customer specifications and testing requirement changes, our costs will increase resulting in decreased gross profit. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and year to year.

The following is a discussion of our revenue recognition policies:

Revenue Recognition Policy for Wander Prevention, Infant Protection and Asset Location and Tracking and Vibration Monitoring Systems

Hardware and software revenues are recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sales of calibration and third party installation services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, referred to as VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions: if the only undelivered element is post contract support, the deferred amount is recognized ratably over the post contract support period, and if the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Revenue Recognition Policy for VeriMed and VeriGuard Systems

Revenues from the sale of systems using our implantable VeriChip product are recorded at gross amounts with a corresponding entry for cost of sales. As we have had a limited marketing period for these systems, the level of returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until after the systems are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or customer has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenues will not be recognized until such uncertainties are resolved. We intend to recognize revenues from consignment sales to our GPOs after receipt of notification of product sales from their customers provided that a purchase order has been received or a contract has been executed with the GPO, the sales price is fixed or determinable, the period of time the GPO has to return the products as provided in its distributor agreement has elapsed and collectibility is reasonably assured. The products are sold to the GPOs and distributors with a limited warranty period.

Revenue Recognition Policy for VeriMed and VeriGuard Services

The services for maintaining subscriber information on our database registry will be sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect as a separate earnings process. Revenues from this service generally will be recognized over the term of the subscription period or the term of the contractual arrangements then in effect.

Digital Angel Segment

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

OuterLink earns revenue from messaging services and from the sale of related products to customers (communication terminals and software). OuterLink’s messaging service is only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 months. We have reassessed the estimated customer service period based on additional experience and we will begin recognizing product revenue over 42 months in 2006.

Advanced Technology Segment

We generally recognize product sales revenue for our Advanced Technology segment after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenues from the sale of hardware products that are shipped to a customer’s site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns and, therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

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

InfoTech Segment

We recognize product sales revenue for our InfoTech segment in accordance with the applicable products’ shipping terms. InfoTech has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor-specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor-specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

Goodwill and Other Intangible Assets

As of December 31, 2005, our consolidated goodwill was $86.2 million, and our intangible assets with indefinite lives, which consist of trademarks, were valued at $5.4 million. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding its business units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our operating units. Based upon our annual testing, we did not incur goodwill and other intangible asset impairment charges in 2004. During 2005, we recorded an impairment charge of approximately $7.1 million associated with our Digital Angel segment. We incurred a goodwill impairment charge of $2.2 million in the fourth quarter of 2003 for goodwill associated with our InfoTech segment. During 2003, we also recorded a goodwill impairment charge of $2.4 million and an impairment charge of $0.6 million for other intangible assets related to our Medical Systems operations, which are now included in our results from discontinued operations. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations.

Gains/Losses Attributable to Capital Transactions of Subsidiary

Gains where realizable and losses on issuances of shares of common stock by our consolidated subsidiary, Digital Angel, are reflected in our consolidated statements of operations, in accordance with the provisions of SAB 51. These gains and losses result from the differences between the carrying amount of the pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since we do not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. The issuances of stock by Digital Angel have also given rise to losses as a result of the dilution of our ownership interest in Digital Angel. Future stock issuances to third parties by Digital Angel will further dilute our ownership percentage and may give rise to additional losses. In addition, issuances of common stock by VeriChip and InfoTech to third parties may give rise to gains and losses on the issuances of such shares and any such issuance will dilute our ownership percentage in these subsidiaries and may give rise to losses as a result.

Stock-Based Compensation

Through December 31, 2005 as permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148 and SFAS No. 123, Accounting for Stock-based Compensation, and FAS 123, we elected to continue to follow the intrinsic value method in accounting for our stock-based compensation arrangements as defined by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, or FIN 44.  In accordance with this accounting literature, no compensation cost is recognized for any of our fixed stock options granted to employees and directors when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the option grant date. During the past three years, we have not granted any stock options to our employees or directors at a price less than fair market value on the date of grant. When options are granted to employees and directors at a price less than fair market value on the date of the grant, compensation expense is required to be calculated based on the intrinsic value (i.e., the difference between the exercise price and the fair value) on the date of the grant, and the compensation is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25, such that compensation expense is measured and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. During 2001, we re-priced stock options exercisable for 1.9 million shares of our common stock. As a result, we have recorded (recovered) non-cash compensation expense of $(0.2) million, $32,000 and $(1.3) million in 2005, 2004 and 2003, respectively.

Our board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the immediate vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to employees, directors and consultants (to the extent not already vested on that date), excluding approximately $0.2 million of Digital Angel’s stock options; provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of the accelerated vesting of the stock options was to enable us to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the accelerated vesting of the stock options, we expect to avoid recognition of up to approximately $7.6 million of compensation expense in our statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in our pro forma stock-based footnote disclosure for 2005. FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of acceleration, that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested over the next six months, with a smaller percentage vesting over the next 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the accelerated vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options is attributable to VeriChip’s executive officers and directors. We are unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration. Based on the current circumstance, the high concentration of in-the-money options awarded to VeriChip’s officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive.

In December 2004, the FASB issued FAS 123R. FAS 123R is more fully described below under “Impact of Recently Issued Accounting Standards.” The provisions of FAS 123R became effective for us beginning January 1, 2006. As discussed above, substantially all of our outstanding employee stock options will have been vested upon adoption of FAS 123R on January 1, 2006 and, therefore, we do not expect that the initial adoption of FAS 123R will have a material impact on our consolidated results of operations and (loss) earnings per share. However, going forward, as we grant more options, we expect that the impact may be material. We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123, although we anticipate that the amounts may be greater due to increases in personnel during the last half of 2005. In addition, we have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

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

The issuance of our common stock to an institutional investor in April 2004 triggered the anti-dilution provisions under the warrant agreement and, as a result, the exercise price for the exercise of the warrants into shares of our common stock was reduced from $5.64 per share to $2.749 per share.

The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is being revalued at each reporting period using the Black-Scholes option-pricing model and based on the closing price of Digital Angel’s common stock, with any resulting increase/decrease being recorded as an increase/recovery in interest expense. During 2005 and 2004, we recorded a recovery in interest expense of $3.2 million and an increase in interest expense of $1.4 million, respectively, as a result of such revaluations. Changes in the market price of Digital Angel’s common stock in the future will continue to result in additional interest expense or recovery. In addition, we will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in us recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exercisable for 0.2 million shares of the Digital Angel common stock we own were exercised for such shares, and we recorded a gain of $0.8 million as a result of such exercise.

Proprietary Software In Development

In accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or FAS 86, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detailed program design to product specifications and has been reviewed for high-risk development issues, or, to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product (estimated to be between two and five years). Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements. During 2003, we recorded an impairment charge of $0.3 million with respect to computer software development costs. We did not record an impairment charge related to our computer software development costs during 2005 and 2004.

Inventory Obsolescence

Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost determined by the first-in, first-out method or market, net of any reserve for obsolete or slow-moving inventory. As of December 31, 2005 and 2004, inventory reserves were $1.8 million and $1.9 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material affect on our financial condition and results of operations.

Legal Contingencies

We are currently a named defendant in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of December 31, 2005, we have approximately $3.1 million in estimated reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our net deferred tax assets in each tax jurisdiction will be recovered from future taxable income in the applicable jurisdiction and, to the extent we believe that recovery is not more likely than not or is unknown, we must establish a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2005, we had $5.6 million in net long-term deferred tax liabilities associated with our Canadian operations, and $0.4 million of net current deferred tax assets associated with our Canadian and United Kingdom operations. As of December 31, 2005 and 2004, we had recorded a full valuation allowance against our United States net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forward. The valuation allowance is based on our historical operating performance and estimates of taxable income in the United States and the period over which our deferred tax assets will be recoverable. As of December 31, 2005, we have not provided a valuation allowance against our Canadian and United Kingdom deferred tax assets as we have deemed it more likely than not that these assets will be realized.

If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future, we may reduce some or all of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2005, we had an aggregate valuation allowance against our net deferred tax assets of approximately $110.4 million.

Results of Operations from Continuing Operations

As noted above, we operate in four business segments. (Loss) income from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary from each of our segments during 2005, 2004 and 2003 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

	Year Ended December 31,
	2005	2004	2003
(Loss) income from continuing operations before taxes,
minority interest and gain (loss) attributable to capital
transactions of subsidiary by segment:	(in thousands)

VeriChip	$(3,817)	$(1,687)	$(1,194)
Digital Angel	(9,342)	(2,391)	(6,274)
Advanced Technology	297	670	734
InfoTech	(503)	(202)	(3,052)
“Corporate/Eliminations” (1)	(2,812)	(6,609)	20,094
Total (1)	$(16,177)	$(10,219)	$10,308

(1)     “Corporate/Eliminations” includes a gain on the forgiveness of debt of approximately $70.1 million in 2003. Excluding the effect of the gain on forgiveness of debt, the total loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary for 2003 was $59.8 million.

The “Corporate/Eliminations” category includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative expense (reduction) and other income (expense) associated with companies sold or closed in 2001 and 2002, and interest expense (recovery) and other expenses associated with corporate activities and functions.

Revenue from each of our segments during 2005, 2004 and 2003 was as follows:

	Year Ended December 31,
Revenue:	2005	2004	2003
	(in thousands)

VeriChip	$15,868	$247	$545
Digital Angel	56,826	46,302	34,432
Advanced Technology	25,101	47,537	44,064
InfoTech	16,639	18,001	14,456
“Corporate/Eliminations”	(697)	(88)	(510)
Total	$113,737	$111,999	$92,987

VeriChip Segment

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% Of Revenue	2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,519	91.5%	$247	100.0	$14,272	NM	%(4)
Service	1,349	8.5	—	—	1,349	0.0
Total revenue	15,868	100.0	247	100.0	15,621	NM
Gross Profit:
Product (1)	8,985	61.9	127	51.4	9,083	NM
Service (2)	409	30.3	—	—	409	0.0
Total gross profit	9,394	59.2	127	51.4	9,492	NM
Selling, general and administrative expense (3)	9,814	61.8	1,636	662.3	8,178	NM
Research and development	1,959	12.3	—	—	1,959	0.0
Depreciation and amortization	1,158	7.3	48	19.4	1,335	NM
Interest and other income	(63)	(0.4)	(15)	(6.1)	(48)	NM
Interest expense	343	2.2	145	58.7	198	NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (3)	$(3,817)	(24.1)	$(1,687)	(683)	$(2,130)	NM
(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amounts exclude approximately $1.4 million and $0.3 million of expense in 2005 and 2004, respectively, primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses will be included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

(4)	NM = Not meaningful as the change is greater than 100%.

Revenue - Our VeriChip segment’s Healthcare division’s revenue was approximately $12.1 million in 2005. VeriChip’s Healthcare division did not generate any revenue in 2004. The 2005 revenue was due to sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and identification systems during the first half of 2005. The FDA cleared our VeriMed patient identification system for its medical applications in October 2004. We expect that sales of our VeriMed patient identification system will become a major part of our VeriChip segment’s revenue going forward.

Our VeriChip segment’s Security and Industrial division’s revenue was approximately $3.8 million in 2005 as compared to $0.2 million in 2004. The $3.6 million increase is due to sales of tool location and vibration monitoring systems of approximately $3.8 million, partially offset by a decrease in sales of VeriChip’s VeriGuard product of approximately $0.2 million. We acquired the tool location and vibration monitoring systems during the first half of 2005. To date, we have not recorded significant revenues from sales of our VeriGuard systems.

Gross Profit and Gross Profit Margin - Our VeriChip segment’s Healthcare division’s gross profit was approximately $7.2 million in 2005 and gross profit margins were 58.7%. VeriChip’s Healthcare division did not generate any gross profit in 2004. The gross profit in 2005 was due to the sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals. We expect VeriChip’s Healthcare division’s gross profit margins to remain relatively constant in the future.

Our VeriChip segment’s Security and Industrial division’s gross profit increased to approximately $2.2 million in 2005 compared to $0.1 million in 2004. The gross margin percentage increased to 61.9% in 2005 as compared to 51.4% in 2004. The increase in gross profit and margin is attributable to sales of the aforementioned tool location and vibration monitoring systems. We expect VeriChip’s Security and Industrial division’s gross profit margins to remain relatively constant in the future.

Selling, General and Administrative Expense - Our VeriChip segment’s selling, general and administrative expenses increased approximately $8.2 million in 2005 as compared to 2004. Approximately $5.2 million of the increase relates primarily to the selling, general, and administrative expense associated with the wander prevention, infant protection, asset location and monitoring, tool location and vibration monitoring systems businesses that we acquired in the first half of 2005. In addition, selling general and administrative expenses related to our existing business increased by $3.0 million in 2005 primarily as a result of our increased efforts to market our VeriMed patient identification system in hospital emergency rooms.

Research and Development - Our VeriChip segment’s research and development expense was approximately $2.0 million in 2005 and primarily related to salaries and other employee expenses. We did not incur any research and development expense in 2004. Approximately $1.3 million and $0.7 million of our research and development expense in 2005 related to research and development efforts in VeriChip’s Healthcare and Security and Industrial divisions, respectively.

Depreciation and Amortization - Our VeriChip segment’s depreciation and amortization expense was approximately $1.2 million in 2005 as compared to $48,000 in 2004. This increase is associated with intangible assets and equipment acquired as a result of the acquisitions during 2005.

Interest Expense - Interest expense for the years ended December 31, 2005 and 2004 was $0.3 million and $0.1 million, respectively, and represented intercompany interest charged by us to our VeriChip segment based upon outstanding intercompany loans. The interest rate used to compute such interest was based upon the prevailing prime rate as published by The Wall Street Journal in effect during the applicable periods. This interest expense, as well as the intercompany loans, are eliminated in consolidation of our financial results.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% Of Revenue	2003	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$247	100.0%	$545	100.0	$(298)	(54.7)%
Service	—	—	—	—	—	—
Total revenue	247	100.0	545	100.0	3,175	(54.7)
Gross Profit:
Product (1)	127	51.4	345	63.3	(218)	(63.2)
Service (2)	—	—	—	—	—	—
Total gross profit	127	51.4	345	63.3	(218)	(63.2)
Selling, general and administrative expense (3)	1,636	662.3	1,418	260.2	218	15.4
Depreciation and amortization	48	19.4	44	8.1	4	9.1
Interest and other income	(15)	(6.1)	—	—	(15)	—
Interest expense	145	58.7	77	14.1	68	88.3
Loss from continuing operations before taxes, minority interest, and gain/loss attributable to capital transactions of subsidiary (3)	$(1,687)	(683)	$(1,194)	(219.1)	$(493)	41.3%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amounts exclude $0.3 million and $0.5 million of expenses in 2004 and 2003, respectively, primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses will be included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

Through December 31, 2004, the majority of our VeriChip segment’s efforts were focused on developing the markets for our VeriGuard product and obtaining FDA clearance for the VeriMed patient identification system. In October 2004, the FDA’s clearance was obtained for the VeriMed patient identification system for its medical applications. As a result, we generated minimal revenue during the years ended December 31, 2004 and 2003. We did not incur research and development expense during these years, as all development of these products was performed by Digital Angel. We have rights to these products from Digital Angel under an exclusive amended and restated supply, license and development agreement.

Revenue - Our VeriChip segment’s revenue for 2004 and 2003 was $0.2 million and $0.5 million, respectively. The revenue for 2004 and 2003 was comprised of sales of our VeriGuard system sold primarily to distributors. The decrease in revenue in 2004 as compared to 2003 was primarily due to a shift in focus to VeriMed and our decision to change from selling to small exclusive distributors to working with potential strategic alliances in the development of full scale security systems for our VeriGuard system.

Gross Profit and Gross Profit Margin - Our VeriChip segment’s gross profit in 2004 and 2003 was $0.1 and $0.3 million, respectively. The decrease in gross profit in 2004 as compared to 2003 was primarily a function of the decrease in sales. Our gross profit margin was 51.4% and 63.3% in 2004 and 2003, respectively.

Selling, General and Administrative Expense - Our VeriChip segment’s Healthcare division’s selling, general and administrative expense increased approximately $0.3 million in 2004 as compared to the prior year primarily as a result of increased marketing efforts for our VeriMed patient identification system.

Interest Expense - Interest expense for the years ended December 31, 2004 and 2003 was $0.1 million and $0.1 million, respectively, and represented intercompany interest charged by us to our VeriChip segment based upon outstanding intercompany loans. The interest rate used to compute such interest was based upon the prevailing prime rate as published by The Wall Street Journal in effect during the applicable periods. This interest expense, as well as the intercompany loans, are eliminated in consolidation of our financial results.

Digital Angel Segment

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% of Revenue	2004	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$53,623	94.4	$44,186	95.4	$9,437	21.4%
Service	2,506	4.4	2,028	4.4	478	23.6
Intercompany revenue - product	697	1.2	88	0.2	609	NM (4)
Total revenue	56,826	100.0	46,302	100.0	10,524	22.7
Gross Profit:
Product (1)	23,611	43.5	19,252	43.6	4,359	22.6
Service (2)	1,453	58.0	825	40.7	628	76.1
Intercompany gross profit - product (1)	430	0.8	(3)	(3.4)	433	NM
Total gross profit	25,494	44.9	20,074	43.4	5,418	27.0
Selling, general and administrative expense	21,660	38.1	17,135	37.0	4,525	26.4
Research and development	4,674	8.2	2,759	6.0	1,915	69.4
Depreciation and amortization	1,407	2.5	1,381	3.0	26	1.9
Goodwill and asset impairment	7,141	12.6	—	—	7,141	0.0
Interest and other income	(412)	(0.7)	(153)	(0.3)	(259)	NM
Interest expense	366	0.6	1,343	2.9	(977)	(72.7)
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiary (3)	$(9,342)	(16.4)	$(2,391)	(5.2)	$(6,951)	NM

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amount for 2004 excludes $1.2 million of realized loss associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. The realized loss has been reflected as additional expense in the separate financial statements of Digital Angel included in its Form 10-K for the year ended December 31, 2005.

(4)	NM = Not meaningful as the change is greater than 100%.

Revenue - Digital Angel’s overall revenue increased approximately 10.5 million, or 22.7%, in 2005 as compared to 2004. Digital Angel’s Animal Applications division’s revenue increased by approximately $10.1 million, or 39.0%, in 2005 to $36.0 million compared to $25.9 million in the prior year. The increase in revenue was principally due to an increase in microchip and visual product sales to livestock customers of approximately $2.6 million, an increase in microchip sales to companion animal customers of approximately $1.5 million, an increase in sales to fish and wildlife customers of approximately $1.3 million and the inclusion of approximately $3.8 million of revenue from Digital Angel’s recently acquired subsidiary, DSD.

The GPS and Radio Communications division’s revenue increased approximately $0.4 million, or 2.0%, in 2005 to $20.8 million compared to $20.4 million in the prior year. The increase primarily relates to increased revenue at Digital Angel’s subsidiary, OuterLink Corporation, or OuterLink, of approximately $0.5 million. The increase in sales of OuterLink is offset by a decrease in sales at its subsidiary, Signature Industries Ltd., of approximately $0.1 million. Sales of Signature’s radio products increased approximately $1.1 million in 2005, however sales of Signature’s G2R beacon decreased approximately $1.2 million primarily due to the completion of the G2R contract with the Indian Air Force in May 2005.

Gross Profit and Gross Profit Margin - Digital Angel’s overall gross profit margin increased approximately $4.4 million, or 22.6%, in 2005 as compared to 2004. Digital Angel’s Animal Applications division’s gross profit increased approximately $4.5 million in 2005 to approximately $14.6 million compared to $10.1 million in 2004.  The increase in gross profit relates primarily to increased sales. Gross profit margin increased to 40.6% in 2005 from 39.1% in 2004 primarily due to decreased material costs in 2005.

Digital Angel’s GPS and Radio Communications division’s gross profit increased approximately $0.9 million in 2005 to $10.9 million as compared to $10.0 million in the 2004. Gross profit margin increased to 52.2% in 2005 from 48.8% in 2004. The increase in gross margin relates to increased margins at Digital Angel’s subsidiaries, OuterLink and Signature Industries, Ltd.

Selling, General and Administrative Expense - Overall, Digital Angel’s selling, general and administrative expense increased approximately $4.5 million, or 26.4%, in 2005 compared to 2004. Digital Angel’s Animal Applications division’s selling, general and administrative expense increased approximately $3.8 million in 2005 compared to 2004 and as a percentage of revenue increased to 34.7% from 33.6% in the same respective period.  The increase in selling, general and administrative expense relates primarily to a charge of approximately $1.2 million in legal expenses related to the maintenance and protection of Digital Angel’s intellectual property, approximately $1.1 million of compensation expense and approximately $1.2 million of expense related to the recently acquired subsidiary, DSD.

Digital Angel’s GPS and Radio Communications division’s selling, general and administrative expense increased approximately $0.6 million in 2005 to $10.4 million as compared to $9.8 million in 2004 due primarily due to increased compensation and sales and marketing expenses at its subsidiary, Signature Industries, Ltd. As a percentage of revenue, selling, general and administrative expenses increased to 50.0% in 2005 from 48.1% in 2004, primarily due to decreased revenue related to Signature Industries.

Research and Development - Digital Angel’s overall research and development expense increased approximately $1.9 million in 2005 compared to 2004. Digital Angel’s Animal Applications division’s research and development expense was approximately $3.0 million in 2005, an increase of approximately $0.7 million as compared to 2004. The increase relates primarily to the development of a new large-scale radio frequency identification (RFID) antenna detection system for a fish and wildlife customer.

Digital Angel’s GPS and Radio Communication division’s research and development expense was approximately $1.7 million in 2005, an increase of approximately $1.2 million when compared to approximately $0.5 million 2004. Of the approximately $1.2 million increase, approximately $0.6 million related to research and development expenses for the continued development of its next generation of communication system hardware and approximately $0.6 million related to continuing product development programs.

Goodwill and Asset Impairment - During the fourth quarter of 2005, Digital Angel engaged independent valuation professionals who performed valuations of its goodwill and other intangible assets using a combination of comparable company and discounted cash flow analyses. Based upon these valuations and as a result of current operating losses, it was determined that approximately $7.1 million of goodwill and other intangible assets associated with Digital Angel’s subsidiary, OuterLink, was impaired.

Interest and Other Income - Digital Angel’s increase in interest and other income of approximately $0.3 million was primarily associated with an increase in short-term investments.

Interest Expense - Digital Angel’s decrease in interest expense of approximately $1.0 million was primarily associated with approximately $0.8 million of discount amortization and deferred debt cost amortization associated with debt that was fully converted into Digital Angel’s common stock during 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% of Revenue	2003	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$44,186	95.4	$32,364	94.0	$11,822	36.5%
Service	2,028	4.4	1,558	4.5	470	30.2
Intercompany revenue - product	88	0.2	510	1.5	(422)	(82.7)
Total revenue	46,302	100.0	34,432	100.0	11,870	34.5
Gross Profit:
Product (1)	19,252	43.6	12,832	39.0	6,420	50.0
Service (2)	825	40.7	1,558	100.0	(733)	(47.0)
Intercompany gross profit - product (1)	(3)	(3.4)	329	1.0	(332)	NM (4)
Total gross profit	20,074	43.4	14,720	42.8	5,354	36.4
Selling, general and administrative expense	17,135	37.0	14,878	43.2	2,257	15.2
Research and development	2,759	6.0	4,898	14.2	(2,139)	(43.7)
Depreciation and amortization	1,381	3.0	618	1.8	763	NM
Interest and other income	(153)	(0.3)	(172)	(0.5)	(19)	(11.0)
Interest expense	1,343	2.9	772	2.2	571	74.0
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (3)	$(2,391)	(5.2)	$(6,274)	(18.2)	$(3,883)	(61.9)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amount for 2004 excludes $1.2 million of realized loss associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. The realized loss has been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K for the year ended December 31, 2005.

(4)	NM = Not meaningful as the change is greater than 100%.

Revenue - Digital Angel’s overall revenue increased approximately $11.9 million, or 34.5%, in 2004 compared to 2003. Digital Angel’s Animal Applications division’s revenue increased by approximately $2.0 million in 2004 compared to 2003, primarily as a result of an increase in microchip sales to companion animal customers of approximately $1.2 million, and an increase in microchip and visual tag sales to livestock customers of approximately $2.3 million. These increases were partially offset by a decrease in sales to fish and wildlife customers of $1.5 million.

The GPS and Radio Communications division revenue increased approximately $9.9 million, or 94.9%, in 2004, compared 2003. Approximately $7.2 million of the increase was primarily attributable to increased shipments of our upgraded SARBE G2R pilot location beacons, and $0.9 million of the increase resulted from increases in the exchange rate of the Euro over the U.S. dollar. OuterLink, which we acquired in January 2004, also contributed approximately $1.8 million of the increase in revenue for 2004.

Gross Profit and Gross Profit Margin - Digital Angel’s overall gross profit increased $5.4 million, or 36.4% in 2004 compared to 2003. Digital Angel’s Animal Applications division gross profit was approximately $10.1 million in 2004, an increase of approximately $0.4 million compared to 2003.  The Animal Applications division gross profit margin decreased to 39.1% in 2004 from 40.7% in 2003 primarily due to increased material cost, which increased by 2.5% of sales in 2004, partially offset by decreased freight in 2004.

The GPS and Radio Communications division gross profit was approximately $10.0 million in 2004, an increase of approximately $5.0 million compared to 2003. The increase related primarily to the increase in revenues. Its gross profit margin increased to 48.8% in 2004 from 47.5% in 2003.

Selling, General and Administrative Expense - Selling general and administrative expenses increased $2.3 million, or 15.2%, in 2004 compared to 2003. Approximately $1.6 million of the increase in selling, general and administrative expense relates primarily to additional legal, accounting, investor relations and additional compensation expense incurred during 2004, as compared to 2003. Approximately $0.7 million of the increase results from: (a) the inclusion of approximately $1.1 million of expense for OuterLink; (b) increased expense of $0.8 million as a result of an increase in the exchange rate of the EURO over the U.S. dollar; (c) salary increases of approximately $0.3 million partially offset by a decrease of approximately $1.5 million in expense related to the scaling back of our technology combining wireless, sensor and location technology, referred to as the WSLD technology (formerly referred to as the Digital Angel technology).

Research and Development - The approximate $2.1 million decrease in research and development expense in 2004 compared to 2003 was due primarily to the continued scaling back of research and development related to the WSLD technology, and the completion of development of the upgraded SARBE GR2 pilot location beacon and Bio Thermo.

Depreciation and Amortization - The increase in depreciation and amortization expense in 2004 compared to 2003 of approximately $0.8 million was primarily due to the acquisition of OuterLink in January 2004.

Interest Expense - The increase in interest expense was primarily associated with approximately $0.8 million of discount amortization and deferred debt cost amortization associated with the Laurus Master Fund Ltd. (“Laurus”) financings. Digital Angel entered into several convertible debt agreements with Laurus during 2003, which were fully converted in 2004.

Advanced Technology Segment

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% Of Revenue	2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,617	58.2%	$37,476	78.8	$(22,859)	(61.0)%
Service	10,484	41.8	10,061	21.2	423	4.2
Total revenue	25,101	100.0	47,537	100.0	(22,436)	(47.2)
Gross Profit:
Product (1)	2,043	14.0	3,370	9.0	(1,327)	(39.4)
Service (2)	5,323	50.8	5,976	59.4	(653)	(10.9)
Total gross profit	7,366	29.3	9,346	19.7	(1,980)	(21.2)
Selling, general and administrative expense	7,278	29.0	8,265	17.4	(987)	(11.9)
Research and development	378	1.5	356	0.7	22	6.2
Depreciation and amortization	183	0.7	170	0.4	13	7.6
Interest and other income	(833)	(3.3)	(138)	(0.3)	(695)	NM (3)
Interest expense	63	0.3	23	0.0	40	NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$297	1.2	$670	1.4	$(373)	(55.7)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%.

Revenue - Our Advanced Technology segment’s sales of voice, data and video telecommunications networks accounted for 68.4% of this segment’s revenue in 2005, as compared to 87.4% in 2004. Video, data and video telecommunications networks revenue decreased in 2005 primarily as a result of the termination of the United States Postal Service (USPS) MPI contract, which was terminated for convenience in January 2005. Revenues from the USPS MPI contract were approximately $0.4 million and $21.5 million in 2005 and 2004, respectively. We are entitled to be paid for the portion of the work performed prior to the notice of termination, plus reasonable charges that resulted from the termination and for equitable adjustments under the contract. We anticipate completing our negotiations with the USPS for payment of certain of these amounts during 2006. Partially offsetting the decrease in voice, data and video telecommunications networks revenue in 2005 was additional revenue from sales of our call center software of approximately $1.8 million. We anticipate that revenues from this segment will increase in 2006 as a result of additional sales of our video telecommunications networks and our customer relationship management software and services.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s sales of voice, data and video telecommunications networks generated gross profit of approximately $4.3 million in 2005, representing 58.2% of the gross profit generated by our Advanced Technology segment in 2005, as compared to $6.2 million, or 65.9% of the segment’s gross profit in 2004. The decrease resulted primarily from the decrease in revenue.

The gross profit margin for our voice, data and video telecommunications networks business was 25.0% in 2005, as compared to 14.9% in 2004. The increase in the gross profit margin primarily reflected the elimination of the lower margins associated with the terminated USPS MPI contract.

We expect to realize increased gross profit and margins during 2005 from anticipated sales increases of our customer relationship management software and additional voice, data and video telecommunications network contracts.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expenses decreased in 2005 compared to 2004, primarily as a result of the decrease in expenses related to our voice, data and video telecommunications network business.

Interest and Other Income - Our Advanced Technology segment’s interest and other income in 2005 includes approximately $0.5 million of legal settlement income as a result of the settlement of a claim during the year.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% Of Revenue	2003	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$37,476	78.8%	$33,259	75.5	$4,217	12.7%
Service	10,061	21.2	10,805	24.5	(744)	(6.9)
Total revenue	47,537	100.0	44,064	100.0	3,473	7.9
Gross Profit:
Product (1)	3,370	9.0	3,505	10.5	(135)	(3.9)
Service (2)	5,976	59.4	7,344	68.0	(1,368)	(18.6)
Total gross profit	9,346	19.7	10,849	24.6	(1,503)	(13.9)
Selling, general and administrative expense	8,265	17.4	9,051	20.5	(786)	(8.7)
Research and development	356	0.7	502	1.1	(146)	(29.1)
Depreciation and amortization	170	0.4	187	0.4	(17)	(9.1)
Asset impairment	—	—	302	0.7	(302)	NM (3)
Interest and other income	(138)	(0.3)	(88)	(0.2)	(50)	56.8
Interest expense	23	0.0	161	0.4	(138)	(85.7)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$670	1.4	$734	1.7	$(64)	(8.7)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%.

Revenue - Our Advanced Technology segment’s sales of voice, data and video telecommunications networks accounted for 87.4% of this segment’s revenue in 2004, as compared to 83.2% in 2003.

Revenue increased in 2004 primarily as a result of the USPS MPI contract, which was terminated for convenience in January 2005. Revenues from the USPS MPI contract were approximately $21.5 million, or 45.3%, and $6.1 million, or 13.8%, of the Advanced Technology segment’s revenues in 2004 and 2003, respectively. Prior to receipt of notice of the contract’s termination for convenience, Computer Equity Corporation’s wholly-owned subsidiary, GTI, had fully completed the initial phase of the $18.0 million contract. Under the phase-two option that USPS had exercised, and which expanded the original project, GTI recognized approximately $10.3 million (of a potential $25.0 million) in additional revenue, $9.6 million of which was recognized through December 31, 2004.

The increase in 2004 revenues associated with the USPS MPI contract was partially offset by a reduction in sales of voice, data and video telecommunications network revenues from two partnership projects, which provided $3.9 million of revenue in 2004 as compared to $13.2 million of revenue in 2003. In addition, the segment’s 2004 revenues also reflected a decline related to our sale of WebNet Services, Inc. in the fourth quarter of 2003. WebNet Services’ 2003 revenues were approximately $1.5 million. Revenues in 2004 from call center and customer relationship management software were approximately $6.1 million, an increase of approximately $0.7 million as compared to 2003.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s sales of voice, data and video telecommunications networks generated gross profit of approximately $6.2 million in 2004, representing 66.7% of the gross profit generated by our Advanced Technology segment in 2004, as compared to $7.0 million, or 64.7% of the segment’s gross profit in 2003. Gross profit from the call center and customer relationship management software activities remained constant in 2004 as compared to 2003. In addition to the reduction in gross profit from sales of our voice, data and video telecommunications networks, the reduction in the 2004 gross profit figure reflects, in part, the absence of any gross profit from WebNet Services Inc., which contributed $0.6 million in 2003.

The gross profit margin for our voice, data and video telecommunications networks business was 14.9% in 2004, as compared to 18.9% in 2003. The decrease in the gross profit margin primarily reflected the lower margins associated with the USPS MPI contract relative to the margins associated with the partnership projects, reflected in the 2003 results.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expense decreased in 2004 compared to the prior year, primarily as a result of legal reserves recorded during 2003 and expenses relating to WebNet Services Inc. during 2003. WebNet Services incurred $0.8 million in selling, general and administrative expenses in 2003.

Research and Development - Our Advanced Technology segment’s research and development expense decreased in 2004, primarily as result of Perimeter Technology completing the development of its call center Net-VU Contract Manager software in May 2004.

Asset Impairment - The impairment charge of $0.3 million in 2003 related to internally developed capitalized call center software that we believed was impaired.

InfoTech Segment

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% of Revenue	2004	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,910	89.6	$14,846	82.5	$64	0.4%
Service	1,729	10.4	3,155	17.5	(1,426)	(45.2)
Total revenue	16,639	100.0	18,001	100.0	(1,362)	(7.6)
Gross Profit:
Product (1)	2,632	17.7	2,155	14.5	477	22.1
Service (2)	368	21.3	1,078	34.2	(710)	(65.9)
Total gross profit	3,000	18.0	3,233	18.0	(233)	(7.2)
Selling, general and administrative expense	3,345	20.1	3,317	18.4	28	0.8
Depreciation and amortization	86	0.5	161	0.9	(75)	(46.6)
Interest and other income	(143)	(0.9)	(164)	(0.9)	21	(12.8)
Interest expense	215	1.3	121	0.7	94	77.7
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiary	$(503)	(3.0)	$(202)	(1.1)	$(301)	149.0%

(1)      The percentage of revenue is calculated as a percentage of product revenue.
(2)      The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our InfoTech segment’s decrease in revenue of approximately $1.4 million in 2005 compared to 2004 was primarily a result of a loss in service revenue stemming from a significant decline in revenue from an IBM service contract during 2005. The IBM contract expired in December 2005 and is not expected to renew. Product sales remained steady in 2005 compared to 2004 and are expected to remain at or above 2005 levels due to healthy IT market conditions and InfoTech’s continued focus on high-end, Intel-based products. Service revenues are expected to increase in 2006 as we focus our efforts on broadening InfoTech’s IT services portfolio.

Gross Profit and Gross Profit Margin - The decrease in InfoTech’s gross profit in 2005 of approximately $0.2 million compared to 2004 was primarily the result of the decrease in service gross profit resulting from the decline in service revenue. This was largely offset by an increase in product gross profit that was attributable to our focus on high-end, Intel-based products which resulted in higher product margins in 2005 compared to 2004. We expect margins to remain strong in 2006 due to continued healthy IT market conditions, our focus on high-end products and related services and the broadening of our IT services portfolio.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense remained relatively stable in 2005 as compared to 2004. However, in 2006 InfoTech may be required to add personnel in the sales and technical areas of the business as growth dictates. We believe that InfoTech’s current management and administrative staff resources will be sufficient.

Depreciation and Amortization - The decrease in depreciation expense of approximately $0.1 million in 2005 compared to the prior year was attributable primarily to fully depreciating certain assets as of the end of 2004.

Interest Expense - The increase in interest expense in 2005 was primarily a result of InfoTech incurring a full year of interest expense, in 2005, in connection with its credit facility with Wells Fargo Business Credit, Inc., or Wells Fargo, compared to only six months of interest expense in 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% of Revenue	2003	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,846	82.5	$11,606	80.3	$3,240	27.9%
Service	3,155	17.5	2,850	19.7	305	10.7
Total revenue	18,001	100.0	14,456	100.0	3,545	24.5
Gross Profit:
Product (1)	2,155	14.5	1,553	13.4	602	38.8
Service (2)	1,078	34.2	957	33.6	121	12.6
Total gross profit	3,233	18.0	2,510	17.4	723	28.8
Selling, general and administrative expense	3,317	18.4	3,272	22.6	45	1.4
Depreciation and amortization	161	0.9	213	1.5	(52)	(24.4)
Asset impairment	—	—	2,154	14.9	(2,154)	NM (3)
Interest and other income	(164)	(0.9)	(95)	(0.7)	69	72.6
Interest expense	121	0.7	18	0.1	103	572.2
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(202)	(1.1)	$(3,052)	(21.1)	$(2,850)	(93.4)%

(1)     The percentage of revenue is calculated as a percentage of product revenue.
(2)     The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%.

Revenue - Our InfoTech segment’s increase in revenue of approximately $3.5 million in 2004 compared to 2003 was primarily a result of improved market conditions and InfoTech’s focus on high-end, Intel-based products and related technical services. Intel-based computers and servers provide InfoTech with an opportunity to provide higher margin, add-on technical services.

Gross Profit and Gross Profit Margin - The increase in InfoTech’s gross profit in 2004 of approximately $0.7 million compared to 2003 was primarily the result of the increase in revenue. The slight increase in product and service margins in 2004 was attributable to our focus on high-end, Intel-based products and related technical services.

Depreciation and Amortization - This segment’s slight decrease in depreciation expense of approximately $52,000 in 2004 compared to the prior year was attributable primarily to fully depreciating certain assets as of the end of 2003.

Asset Impairment - As part of our InfoTech segment’s fiscal year end planning cycle in the third quarter of 2003, management engaged an independent valuation firm to review and evaluate its goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech. Based on the evaluation, InfoTech’s goodwill was not impaired as of September 30, 2003. However, InfoTech had not achieved its projected operating results, and it had not returned to profitability as of December 31, 2003 (InfoTech has incurred losses for the past several years.) Also, the market value of InfoTech’s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003 than its book value. In addition, certain third parties had expressed interest in purchasing our ownership interest in InfoTech for amounts less than our carrying value. As a result of these factors, we believed that the full value of InfoTech’s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

Interest and Other Income - The increase in interest and other income in 2004 as compared to 2003 was primarily attributable to InfoTech realizing a full year of interest income in 2004 on a $1.0 million principal balance intercompany loan extended by InfoTech to us on June 30, 2003. The loan bears interest at 16% per annum and matures on June 30, 2006. The loan is not reflected on our consolidated balance sheets, as it is eliminated in consolidation. The interest income and expense (the interest expense is reflected in the “Corporate/Eliminations” results below) are also eliminated in consolidation.

Interest Expense - The increase in interest expense in 2004 was primarily a result of interest expense InfoTech incurred in connection with its credit facility with Wells Fargo.

“Corporate/Eliminations”

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(697)	$(88)	$(609)	NM (1)
Total	(697)	(88)	(609)	NM
Gross Profit:
Elimination of intercompany product gross profit	(430)	3	(433)	NM
Total	(430)	3	(433)	NM
Selling, general and administrative expense	5,937	5,982	(45)	(0.7)
Research and development	190	680	(490)	(72.1)
Depreciation and amortization	154	148	6	4.1
Interest and other income	(1,192)	(1,426)	234	(16.4)
Interest (recovery) expense	(2,707)	1,228	(3,935)	NM
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(2,812)	$(6,609)	$3,797	(57.5)%

(1)	NM = Not meaningful as the change is greater than 100%.

Research and Development - Corporate/Eliminations’ research and development expense decreased $0.5 million in 2005 as compared to 2004. In mid-2004, we made a decision to downsize our Corporate Research Group.  Effective March 31, 2005, we closed our Corporate Research Group. The majority of our research and development is now handled through our segments.

Interest and Other Income - Interest and other income increased approximately $0.2 million in 2005 as compared 2004. Interest income is a function of our short-term investments and interest earned on notes receivable.  Also, included in interest and other income during 2005 was approximately $0.7 million attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. Also, included in interest and other income in 2004 was other income of approximately $0.8 million related to the exchange of approximately 0.2 million warrants, which are at the warrant holders’ option settleable into shares of our common stock or exchangeable into shares of the Digital Angel common stock that we own. The warrant holders’ exchanged a portion of these warrants into 0.2 million shares of the Digital Angel common stock that we owned during the fourth quarter of 2004.

Interest Expense - Our interest expense is a function of the level of our outstanding debt. We incurred approximately $1.0 million of interest expense in 2005 associated with the issuance of our Senior Unsecured Convertible Notes in the face amount of $5.35 million to SSFP and SSFA in June 2005 as consideration for the purchase of Instantel Inc. In addition, our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures which were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/(recovery) in interest expense. During 2005 and 2004, we recorded interest (recovery) expense of $(3.2) million and $1.4 million, respectively, as a result of such revaluations.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	2003	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(88)	$(510)	$(422)	(82.7)%
Total	(88)	(510)	(422)	(82.7)
Gross Profit:
Elimination of intercompany product gross profit	3	(329)	(332)	NM (1)
Total	3	(329)	(332)	NM
Selling, general and administrative expense	5,982	27,261	(21,279)	(78.1)
Research and development	680	855	(175)	(20.5)
Depreciation and amortization	148	200	(52)	(26.0)
Loss on sale of subsidiaries and business assets	—	330	(330)	NM
Gain on extinguishment of debt	—	(70,064)	70,064	NM
Interest and other income	(1,426)	(564)	(862)	152.8
Interest expense	1,228	21,559	(20,331)	(94.3)
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(6,609)	$20,094	$(26,703)	NM

(1)	NM = Not meaningful as the change is greater than 100%.

Selling, General and Administrative Expense - The decrease in selling, general and administrative expense in 2004 as compared to 2003 was primarily a result of the following factors:

(a) approximately $17.9 million in severance expense incurred during 2003, which resulted from the termination of our former chief executive officer and chief financial officer, including $2.5 million resulting from re-pricing stock options;

(b) approximately $1.9 million in bonus expense in 2004, primarily under the terms of a management incentive plan, as compared to $4.3 million in bonus expense during 2003 attributable to management’s contributions in the successful repayment of our obligations to IBM Credit;

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

Research and Development Expense - Our research and development expense decreased in 2004 as compared to 2003. During mid-2004, we made a decision to downsize our Research Group.  In January 2005, we made a decision to downsize our Research Group further and, effective February 2005, our Research Group consisted of two researchers.

Depreciation and Amortization - Our depreciation and amortization expense decreased primarily as a result of fully depreciating certain assets in 2003.

Loss on Sale of Subsidiaries and Business Assets - We incurred a loss of approximately $0.3 million on the sale of our WebNet Services, Inc. business in the fourth quarter of 2003.

Gain on Extinguishment of Debt - Under the terms of a forbearance agreement with IBM Credit LLC, we had the right to purchase all of our outstanding debt obligations to IBM Credit LLC, totaling approximately $100.1 million (including accrued interest), if we paid IBM Credit LLC $30.0 million in cash by June 30, 2003. We made the $30.0 million cash payment as of June 30, 2003, and accordingly, we recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003.

Interest and Other Income - Certain holders of our warrants, which are settleable into shares of our common stock or the Digital Angel common stock that we own at the warrant holders’ option, exchanged 0.2 million of the warrants during the fourth quarter of 2004 into shares of Digital Angel’s common stock. As a result of the exchange, we recorded a gain of approximately $0.8 million in 2004.

Interest Expense - Our interest expense is a function of the level of our outstanding debt. In addition, our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures, which were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. During 2004 and 2003, we recorded interest expense of $1.4 million and $2.0 million, respectively, as a result of such revaluations.

Income Taxes

We had effective (benefit) income tax rates of (2.9)%, 0.8% and 16.5% in 2005, 2004 and 2003, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of December 31, 2005, we have provided a valuation allowance to fully reserve our United States net operating loss carry forwards and our other United States existing net deferred tax assets, primarily as a result of our recent losses. Our tax benefit for 2005 was primarily the result of the reversal of accruals associated with previous potential tax liabilities. Our tax provision for 2003 was primarily the result of an increase in the valuation allowance associated with InfoTech’s deferred tax assets of approximately $1.6 million.

Net Gain/Loss on Capital Transactions of Subsidiary and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

Gains where realizable and losses on the issuance of shares of stock by our consolidated subsidiary, Digital Angel, are reflected in the consolidated statements of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During 2005, we recorded a gain of $0.4 million on the issuances of approximately 0.2 million shares of Digital Angel’s common stock primarily for the exercise of stock options and warrants. In addition, Digital Angel issued 0.6 million shares to us during 2005 under the terms of a share exchange agreement between Digital Angel and us, which did not result in a gain or loss on issuance.  During 2004, we recorded a gain of $11.1 million on the issuances of 14.4 million shares of Digital Angel’s common stock resulting from the exercise of stock options and warrants, the conversion of preferred stock and debt, and the issuance of 4.0 million shares of Digital Angel’s common stock to us under the terms of a share exchange agreement. Also, during 2004, Digital Angel issued 0.2 million shares of its common stock, which we acquired under the terms of a letter agreement among us, Digital Angel and Laurus Master Fund, Ltd., Digital Angel’s previous lender. We did not record a gain on the issuance of the shares under the letter agreement, as we intended to acquire such shares upon issuance. During 2003, we recorded a loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel’s common stock resulting from the exercise of stock options. The gains/losses on the issuances of common stock by Digital Angel represent the difference between the carrying amount of the pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, during 2005, 2004 and 2003, we recorded a gain (loss) of $0.6 million, $(20.2) million and $(6.5) million, respectively, attributable to changes in our minority interest ownership of Digital Angel as a result of its stock issuances. We anticipate that in the future we will continue to realize gains and losses on the issuances of stock by Digital Angel. Future issuances of common stock to third parties by VeriChip, InfoTech or any of our other subsidiaries may also result in realized gains and losses.

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

Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in our consolidated financial statements, and prior periods have been restated. The following discloses the operating results from discontinued operations for the years ended December 31, 2005, 2004 and 2003, which consist of the results attributable to Medical Systems:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2005	2004	2003
Product revenue	$—	$204	$875
Service revenue	—	223	1,405
Total revenue	—	427	2,280
Cost of products sold	—	87	523
Cost of services sold	—	317	1,031
Total cost of products and services sold	—	404	1,554
Gross profit	—	23	726
Selling, general and administrative expense	—	1,187	776
Asset impairment	—	—	2,986
Depreciation and amortization	—	107	492
Interest and other (income) expense	(178)	(185)	(46)
Minority interest	79	(356)	(1,048)
Income (loss) from discontinued operations	$99	$(730)	$(2,434)

The above results do not include any allocated or common overhead expenses. We have not provided a benefit or provision for income taxes on the income/losses attributable to Medical Systems. We do not anticipate Medical Systems incurring additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets or liabilities will be reflected in our financial statements as incurred.

The asset impairment for Medical Systems consisted of the impairment of goodwill of approximately $2.4 million as a result of our annual impairment tests performed during the fourth quarter of 2003. In addition, during the fourth quarter of 2003, we incurred an impairment charge of approximately $0.6 million related to Medical Systems’ intangible assets.

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

During 2005, 2004 and 2003, discontinued operations incurred a decrease (increase) in estimated loss on disposal and operating losses accrued on the measurement date of $0.1 million, $2.2 million and $(0.4) million, respectively. The primary reason for the decrease in the estimated loss for 2005 was the reversal of certain liabilities of two businesses that we had closed during 2001. The primary reasons for the decrease in the estimated loss for 2004 were the settlements of litigation and sales tax liabilities for amounts less than anticipated. The primary reasons for the increase in estimated losses for 2003 were an increase in estimated facility cancellation costs of $0.2 million and the operations of the one remaining business unit in this segment, which was sold in July 2003.

We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. Any adjustments to the carrying costs will be reflected in our future financial statements.

During the years ended December 31, 2005, 2004 and 2003, the estimated amounts recorded were as follows:

	Year Ended December 31,
	2005	2004	2003
	(amounts in thousands)
Operating losses and estimated loss in 2003 on the sale of business unit	$84	$—	$(205)
Carrying costs decrease (increase)	—	2,185	(177)
Provision for income taxes	—	—	—
	$84	$2,185	$(382)

The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2003 through December 31, 2005 (amounts in thousands):

Type of Cost	Balance December 31, 2003	Additions	Deductions	Balance December 31, 2004
Operating losses	$—	$—	$—	$—
Carrying costs	4,913	—	4,037	876
Total	$4,913	$—	$4,037	$876

Type of Cost	Balance December 31, 2003	Additions	Deductions	Balance December 31, 2005
Operating losses	$—	$(84)	$84	$—
Carrying costs	876	—	—	876
Total	$876	$(84)	$84	$876

(1)
Carrying costs at December 31, 2005, include all estimated costs to dispose of the discontinued businesses including approximately $0.7 million for severance and employment contract settlements, approximately $0.1 million for lease commitments, and approximately $46,000 for sales tax liabilities.

Liquidity and Capital Resources

As of December 31, 2005, cash and cash equivalents totaled $22.4 million, a decrease of $8.4 million, or 27.3%, from $30.8 million at December 31, 2004.

Cash Flows Used in Operating Activities - Net cash used in operating activities totaled $11.4 million, $13.9 million and $11.4 million in 2005, 2004 and 2003, respectively. In each year, cash was used primarily to fund operating losses. Since we do not own 100% of Digital Angel and InfoTech, access to their funds is limited.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $9.6 million, or 57.8%, to $26.2 million at December 31, 2005, from $16.6 million at

December 31, 2004. Approximately $5.6 million of the increase was due to the acquisitions of VCI and Instantel during 2005. The remainder of the increase was due primarily to the increase in revenue during the fourth quarter of 2005 as compared to the fourth quarter of 2004.

•
Inventories increased to $12.3 million at December 31, 2005, compared to $8.1 million at December 31, 2004. Approximately $3.6 million of the increase was due to acquisitions of DSD, VCI, and Instantel in 2005.

•
Accounts payable increased $3.2 million, or 35.5%, to $12.5 million at December 31, 2005, from $9.3 million at December 31, 2004. The increase was primarily a result of the acquisition of DSD, VCI and Instantel in 2005.

•
Accrued expenses increased $4.3 million, or 20.7%, to $25.1 million at December 31, 2005, from $20.8 million at December 31, 2004. The increase is due primarily to accrued expenses associated with VCI and Instantel. Included in accrued expenses at December 31, 2005 was $3.0 million of deferred purchase price obligation associated with the Instantel acquisition.

Cash Flows from Investing Activities - Investing activities (used) provided cash of $(23.0) million, $(4.4) million and $0.6 million in 2005, 2004 and 2003, respectively. In 2005, cash of $22.1 million was used to purchase Instantel and $2.1 million was used to purchase property and equipment. In 2004, cash of $5.9 million was used to purchase shares of Digital Angel’s common stock, $1.3 million was used to purchase property and equipment, and $0.7 million was used to acquire other assets. Partially offsetting these uses of cash was $1.3 million from collection of notes receivable, $0.6 million from the sale of Digital Angel’s common stock, and $1.3 million from the sale of assets related to our discontinued operations.

Cash Flows from Financing Activities - Financing activities provided cash of $26.3 million, $38.8 million and $15.0 million in 2005, 2004 and 2003, respectively. In 2005, our significant sources of cash were proceeds from the issuance of notes and preferred stock of $17.4 million, proceeds from long-term debt of $11.8 million and proceeds from the issuance of common shares and warrants of $6.1 million. Partially offsetting these sources of cash was $5.5 million used to repay long term debt. In 2004, our significant sources of cash were $23.5 million provided by the issuances of common stock by Digital Angel, and $17.8 million provided by the issuances of our common stock. Partially offsetting these sources of cash was $0.9 million used to fund discontinued operations, cash of $1.1 million used to repay debt, and cash of $0.4 million used for stock issuance costs. In 2003, cash of $29.9 million was provided by the issuance of shares of common stock, and $12.0 million was provided by long-term debt. Cash of $27.7 million was used to repay debt.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the sale of shares our common stock issued to Digital Angel under a share exchange agreement, proceeds from the exercise of stock options and warrants, proceeds from financing agreements and proceeds from the sale of businesses. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, the sale of the Digital Angel common stock owned by us, proceeds from the repayment of debt owed to us by VeriChip and proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms.

In connection with the acquisition of Instantel, we entered into a financing agreement with SSFP and SSFA whereby we issued our Series D convertible preferred stock, Series E warrants and senior unsecured convertible notes Warrants to acquire 739,516 and 436,559 shares of the Company’s common stock were issued to SSFP and SSFA, respectively. The Series E warrants are exercisable at any time at exercise prices ranging from $3.75 to $4.09 per share until they expire on June 10, 2010. VeriChip also issued warrants to acquire 100,000 shares of its common stock at an exercise price of $12.00 per share. The total consideration for the preferred stock, the Series E warrants and the VeriChip warrants was $12.5 million in cash. The notes were issued in the principal outstanding amount of $5,000,000, which was equal to 93.45% of the face amount of $5,350,455. We used these net proceeds of approximately $17.4 million from the financing agreement, together with approximately $4.7 million of internal cash on hand, to fund the acquisition of Instantel. The preferred stock was fully converted during the third quarter of 2005.

On December 28, 2005, we issued a $12 million non-convertible note to Satellite Senior Income Fund, LLC pursuant to the terms of a note purchase agreement. The note accrues interest at 12% per annum for the first nine months and then increases by 1% per month thereafter until its maturity date on June 28, 2007.  We used a portion of the net proceeds of approximately $11.8 million from the note to repay approximately $5.35 million of our existing debt to SSFA and SSFP. We intend to use the remaining amount for working capital purposes.

During April 2004 and October 2004, we generated cash of approximately $17.0 million from the sale of an aggregate of 4.5 million shares of our common stock to SSFA and the exercise by SSFA of the series A warrants issued in connection with the sale of such shares. In addition, during 2004, Digital Angel realized net cash proceeds of $16.9 million from the exercise of stock options and warrants exercisable for Digital Angel common stock, and $6.7 million from the sale of 1.98 million shares of our common stock that we issued to Digital Angel in March 2004 under the terms of a share exchange agreement, as more fully discussed below.

Share Exchange Agreements

On February 25, 2005, we entered into a stock purchase agreement with Digital Angel. Pursuant to the agreement, Digital Angel issued 644,140 shares of its common stock to us in exchange for 684,543 shares of our common stock. The purpose of the stock exchange was to use the shares as partial consideration for Digital Angel’s acquisition of DSD. The exchange ratio of shares was based upon the average of the volume-weighted-average price of our common stock and Digital Angel’s common stock for the ten trading days immediately preceding and not including the transaction closing date which was $5.434 for Digital Angel’s common stock and $5.113 for our common stock. The value of the stock exchanged was $3.5 million.

We entered into a share exchange agreement with Digital Angel under which we issued to Digital Angel 1.98 million shares of our common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s common stock. The purchase price of the 3.0 million shares of Digital Angel’s common stock was $2.64 per share. The warrant was exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of our common stock. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of our common stock for net proceeds of approximately $6.7 million. In December 2004, we exercised the warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon our exercise of the warrant were $3.74 million.

Securities Purchase Agreements with Satellite Strategic Finance Associates, LLC

On April 16, 2004, we issued 2.0 million shares of our common stock in a private placement to SSFA under the terms of a securities purchase agreement at a price of $2.749 per share. The purchase price was based on the average daily volume weighted-average price of our common stock for the period of ten trading days ending on and including April 13, 2004. The net proceeds from the sale were $5.3 million. Under the terms of the agreement, we also issued to SSFA.

•
a Series A warrant, which was exercisable for 1.0 million shares of our common stock. The exercise price of the Series A warrant was $2.749 per share. The Series A warrant, initially expiring on July 11, 2004, was extended until October 11, 2004. SSFA exercised the Series A warrant on October 11, 2004. Proceeds from the exercise totaled $2.7 million; and

•
a Series B warrant exercisable for 0.7 million shares of our common stock. The exercise price of the Series B warrant is $3.299 per share. The Series B warrant vested on April 16, 2005 and expires April 16, 2010.

On October 21, 2004, we sold an additional 2.5 million shares of our common stock to SSFA under a second securities purchase agreement. The purchase price for these shares was based on the average daily volume weighted-average market price of our common stock for the period of five trading days beginning on October 13, 2004, and ending on and including October 19, 2004, which average was $3.61 per share. The proceeds from the sale of the 2.5 million shares were approximately $9.0 million.

Under the terms of the second securities purchase agreement, we issued to SSFA:

•
a Series C warrant exercisable for an additional 1.5 million shares of our common stock at an exercise price of $4.33 per share. The Series C warrant was exercisable at any time, until April 28, 2005. On March 31, 2005, we amended the exercise price of the Series C warrant from $4.33 per share to an exercise price equal to one cent above the closing price of the Company’s common stock on March 31, 2005, or $3.47 per share. SSFA exercised the Series C warrant on March 31, 2005. The proceeds from the exercise of the Series C warrant were approximately $5.2 million; and

•	a Series D warrant exercisable for 0.7 million shares of our common stock at an exercise price of $5.05 per share. The Series D warrant vested on October 21, 2005 and expires on October 21, 2010.

Royal Bank of Canada Credit Agreement

VeriChip’s subsidiary, VCI, is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million  (approximately $1.2 million in U.S. dollars at December 31, 2005). Approximately $0.1 million was outstanding as of December 31, 2005. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%.

Loan Agreement with VeriChip

On December 27, 2005, we converted the amounts due to us from VeriChip under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million, interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal and a stated balloon payment of principal and interest due on December 27, 2010. Notwithstanding the stated maturity date, we have the option to extend the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the stated maturity date. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes the initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. We are obligated to use the proceeds from such balloon payment to repay a portion of the note payable to Satellite Senior Income Fund, LLC. The loan is subordinated to the obligations of VeriChip under the credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of the Company except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VCI.

Danske Bank Credit Facility

As of December 31, 2005, DSD is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1.9 million in U.S. dollars at December 31, 2005, approximately $1.7 million was outstanding at December 31, 2005). The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency in the international market plus 2.0%. At December 31, 2005, the annual interest rate on the facility was 4.2%. Borrowing availability under the credit facility considers guarantees outstanding. Pursuant to the terms of the credit agreement, DSD entered into a verbal overdraft agreement with Danske Bank in January 2006. The overdraft agreement provides for additional borrowings up to DKK 1 million through March 31, 2006. The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable - Danske Bank

As of December 31, 2005, DSD is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($47,400 at December 31, 2005) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate was 4.2% at December 31, 2005. As of December 31, 2005, the amount outstanding under the note payable was $0.6 million.

Mortgage Notes Payable

Digital Angel is a party to a mortgage note payable collateralized by land and building.  Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note is fixed at 8.18%.  As of December 31, 2005, the amount outstanding under the mortgage note payable was $2.3 million.

Equipment Loans

DSD is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.2 million ($31,600 at December 31, 2005) are payable monthly.  Payments are due through January of 2010.  The interest rates on the loans are variable and range from 4.6% to 7.1% as of December 31, 2005.  As of December 31, 2005, $1.2 million was outstanding under the equipment loans.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of December 31, 2005, the borrowing base was approximately $2.1 million, the letters of credit were approximately $0.8 million, approximately $0.8 million was outstanding under the credit facility, and approximately $0.5 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. As of December 31, 2005, InfoTech was in compliance with the covenants under the agreement. On January 20, 2006, InfoTech notified Wells Fargo that Sebastian Perez had resigned as its Acting President and Chief Executive Officer and that Jonathan McKeage had been appointed President, Chief Executive Officer of InfoTech. Under the terms of the credit agreement with Wells Fargo, an event of default occurs upon any change in control of InfoTech, and the resignation of Mr. Perez as Acting President and Chief Executive Officer constituted such change of control. Wells Fargo agreed to waive the anticipated event of default and on January 24, 2006, InfoTech and its subsidiaries entered into an amendment and waiver to the credit agreement with Wells Fargo.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of December 31, 2005, $0.1 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheets in accounts payable and accrued expenses.

Financial Condition

As of December 31, 2005, our consolidated cash and cash equivalents totaled $22.4 million. VeriChip had a cash balance of $1.4 million, Digital Angel had a cash balance of $10.0 million, InfoTech had a cash balance of $0.3 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $10.7 million.

We believe that we have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

•	First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;
•	Second, we will attempt to develop an effective marketing and sales strategy in order to grow our businesses and compete successfully in our markets;
•	Third, we will attempt to expand the market for our VeriChip™ product, particularly for its medical and security applications; and
•	Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel in order to provide us with an appropriate return on our investment.

We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2006. The major components of the plan are discussed on page 48 of this annual report. No assurance can be given that we will be successful in implementing the plan. Our profitability and cash flows from operations depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

During 2006 and beyond, our focus will be to generate significant revenue and cash flow from VeriChip, Bio-Thermo and Thermo Life products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(amounts in thousands)
Notes payable, long-term debt and other long-term obligations	$19,337	$3,645	$13,215	$510	$1,967
Operating lease obligations	22,210	1,888	3,140	2,287	14,895
Employment related contracts	3,567	2,092	1,332	143	—
Total	$45,114	$7,625	$17,687	$2,940	$16,862

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued FAS 123R, which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provision of FAS 123R became effective for us beginning January 1, 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective options. We are currently evaluating the requirements of FAS 123R. As discussed on page 52 of this annual report, all of our outstanding employee stock options will be vested upon adoption on January 1, 2006, and, therefore, we do not expect that the initial adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options, we expect that the impact may be material. We have not yet determined the method of adoption, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123, although we anticipate that the amounts may be greater due to increases in personnel during 2005. In addition, we have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, or FAS 151. FAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are required to adopt FAS 151 beginning January 1, 2006. We believe the adoption of FAS 151 will not have a material impact on the results of our operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, or FAS 153. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it will a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe the adoption of FAS 153 will not have a material impact on the results of our operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, or FAS 154. FAS 154 replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have not yet adopted the provisions of FAS 154 and we have not yet determined the impact on our financial statements, if any.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not yet determined the impact of the adoption of FAS 155 on our financial statements, if any.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With our Canadian, United Kingdom and Danish subsidiaries, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2005, our debt consisted of a senior secured note with Satellite with fixed interest rates, InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at the prime rate plus 3%, Digital Angel’s borrowings under a Danish credit facility bearing interest at the prime rate plus 2% and an equipment loan bearing variable interest rates ranging from 4.6% to 7.1%, and a mortgage and capitalized leases with fixed or implicit interest rates.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio (the fair value of our debt with variable interest rates reflects its carrying value):

Dollars in Millions	Carrying Value at December 31, 2005
Total notes payable and long-term debt	$19.3
Notes payable bearing interest at fixed interest rates	$14.6
Weighted-average interest rate during 2005	14.6	%(1)

(1)
The weighted-average interest rate excludes approximately $3.2 million of non-cash interest recovery associated with the revaluation of warrants which are settleable in shares of the Digital Angel common stock owned by us.

The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

For the Year Ended December 31, 2005
Exchange Rate Sensitivity:
Net foreign currency gains (losses) recorded
in our consolidated statements of operations	De minimus
Foreign currency translation adjustments included
in other comprehensive income	$0.5 million

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended December 31, 2005. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

As described above, we reviewed out internal controls over financial reporting and there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on management’s assessment the Company believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

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

Eisner LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. Eisner’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Applied Digital Solutions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Applied Digital Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applied Digital Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Applied Digital Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on, the COSO criteria. Also, in our opinion, Applied Digital Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on, COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP

New York, New York
March 10, 2006

ITEM 9B. OTHER INFORMATION

On January 20, 2006, InfoTech notified its lender, Wells Fargo that Sebastian Perez had resigned as its Acting President and Chief Executive Officer and that Jonathan McKeage had been appointed President, Chief Executive Officer of InfoTech. Under the terms of the credit agreement with Wells Fargo, an event of default occurs upon any change in control of InfoTech, and the resignation of Mr. Perez as Acting President and Chief Executive Officer constituted such change of control. Wells Fargo agreed to waive the anticipated event of default and on January 24, 2006, InfoTech and its subsidiaries entered into an amendment and waiver to the credit agreement with Wells Fargo.

On March 10, 2006, the compensation committee of the Company’s board of directors approved the goals and compensation awards for 2006, under the Company’s Incentive and Recognition Policy (“IRP”). The IRP, which was initiated in 2004, is designed to strongly motivate senior management to achieve goals that, in the judgment of the compensation committee of the board, are important to the long-term success of the Company. The ten factors that will be considered in 2006 in determining senior executive bonuses are (in no order of importance and in no order of likelihood of success):

1.	Earnings per share for the year
2.	EBITDA for the year (i.e. earnings per share before interest, taxes, depreciation and amortization)
3.	Improved valuation in InfoTech during 2006
4.	Realization of profit from the pending USPS matter
5.	Continued 404 clean opinion
6.	Increased analyst coverage
7.	Audit committee assessment
8.	Thermo Life progress
9.	Improved value in, or valuable sale of, the Company’s investment in Digital Angel
10.	Valuable VeriChip transaction or VeriChip license resulting in significant revenue

In addition, the Company’s chief accounting officer’s goals under the plan include, ensuring the adequacy of internal and disclosure controls and quality, timely external reporting, valuable VeriChip transaction and analyst coverage, among others. Each executive officer earns points for meeting or exceeding their respective goals. The number and value of the points assigned reflect the seniority of the officer, as well as the anticipated involvement of that officer in effecting the goal. The IRP is included as Exhibit 10.106 to this annual report.

PART III

The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Delray Beach, State of Florida, on March 14, 2006.

APPLIED DIGITAL SOLUTIONS, INC.
By:	/s/ Scott R. Silverman
(Scott R. Silverman) Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott R. Silverman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 14, 2006
(Scott R. Silverman)
/s/ Evan C. McKeown	Chief Financial Officer (Principal Financial Officer)	March 14, 2006
(Evan C. McKeown)
/s/ Lorraine M. Breece	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2006
(Lorraine M. Breece)
/s/ J. Michael Norris	Director	March 14, 2006
(J. Michael Norris)
/s/ Daniel E. Penni	Director	March 14, 2006
(Daniel E. Penni)
/s/ Dennis G. Rawan	Director	March 14, 2006
(Dennis G. Rawan)
/s/ Constance K. Weaver	Director	March 14, 2006
(Constance K. Weaver)
/s/ Michael S. Zarriello	Director	March 14, 2006
(Michael S. Zarriello)

Exhibit Index

Exhibit Number	Description

2.1
Agreement of Purchase and Sale dated as of June 4, 1999 by and among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on June 11, 1999, as amended on August 12, 1999)

2.2
Agreement and Plan of Merger, dated April 24, 2000, by and among the Applied Digital Solutions, Inc., Digital Angel and Destron Fearing Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2000)

2.3
Agreement and Plan of Merger dated as of June 30, 2000 by and among the Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11, 2000)

2.4
Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

2.5
Agreement and Plan of Merger, dated July 1, 2000, by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffery M. Couture and Raymond D. Maggi (incorporated by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)

2.6
Agreement and Plan of Merger, dated November 2, 2003, by and among Digital Angel, DA Acquisition, Inc. and OuterLink Corporation (incorporated herein by reference to Exhibit 2.9 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

2.7
Stock Purchase Agreement dated February 28, 2005, among Digital Angel Corporation and all the shareholders of DSD Holdings A/A (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

2.8
Acquisition Agreement and Plan of Arrangement effective on January 26, 2005 between Applied Digital Solutions, Inc. and eXI Wireless, Inc. (incorporated herein by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2005)

2.9
Share Purchase Agreement by and among Instantel, Inc., Instantel Holding Company s.ar.l., Perceptis, L.P., VeriChip Inc. and solely for the purposes of Section 1.4 of the Agreement, Applied Digital Solutions, Inc. and VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

2.10
Exchange Agreement dated as of June 9, 2005 by and between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

3.1
Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1
1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-91999) filed with the Commission on December 2, 1999)

10.2
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 30, 2004)

10.3
Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 30, 2004)

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

10.6
Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2003)

10.7
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

10.8
Letter Agreement between Applied Digital Solutions, Inc. and R.J. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2003)*

10.9
Letter Agreement between Applied Digital Solutions, Inc. and J.C. Artigliere dated March 24, 2003 (incorporated herein by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2003)*

10.10
Placement Agency Agreement by and between Applied Digital Solutions, Inc. and J.P. Carey Securities Inc. dated April 9, 2003 (incorporated herein by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 17, 2003)

10.11
Securities Purchase Agreement among Applied Digital Solutions, Inc. and the Purchasers, dated June 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.12
Form of 8.5% Convertible Exchangeable Debentures Due November 1, 2005, between Applied Digital Solutions, Inc. and each of the Purchasers dated June 30, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.13	Form of Stock Purchase Warrant dated June 30, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.14
Amended and Restated Trust Agreement dated June 30, 2003, between Wilmington Trust Company and Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.15
Security Agreement among Applied Digital Solutions, Inc., Computer Equity Corporation and the Secured Parties dated June 30, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.16
Pledge Agreement dated June 30, 2003, made by Applied Digital Solution, Inc. in favor of the investors (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.17
Registration Rights Agreement dated June 30, 2003, among Applied Digital Solutions, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.18
Share Exchange Agreement between Applied Digital Solutions, Inc. and Digital Angel dated August 14, 2003 (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on October 6, 2003)

10.19
Securities Purchase Agreement between Applied Digital Solutions, Inc. and First Investors Holding Co., Inc. dated September 19, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.20
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Magellan International LTD dated September 19, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.21
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Cranshire Capital, LP dated September 19, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.22
Form of letter agreement between Applied Digital Solutions, Inc. and each of the Purchasers dated November 10, 2003 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003)

10.23
Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)*

10.24
International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and RussGPS, Ltd. (incorporated herein by reference to Exhibit 10.47 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

10.25
International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and La Font, Ltda. for the territory of Venezuela (incorporated herein by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on December 11, 2003)

10.26
Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.27
Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.28
Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.50 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.29
Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solution, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.51 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.30
Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.31
Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solution, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.53 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.32
United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.54 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.33
Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.55 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.34
International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Brazil (incorporated herein by reference to Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.35
Master Product Purchase Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management, for the territory of the State of New York (incorporated herein by reference to Exhibit 10.57 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.36
International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V. (incorporated herein by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

10.37
International Distribution Agreement, dated September 3, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territories including Argentina, Chile, Paraguay, Uruguay, and Spain (incorporated herein by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.38
International Distribution Agreement, dated August 20, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Ecuador (incorporated herein by reference to Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.39
International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and La Font, Ltda., for the territory of Columbia (incorporated herein by reference to Exhibit 10.61 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.40
International Distribution Agreement, dated September 25, 2003, by and between VeriChip Corporation and Digital Applied Technology Associates (incorporated herein by reference to Exhibit 10.63 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.41
Letter Agreement among Applied Digital Solutions, Inc., Digital Angel Corporation and Laurus Master Fund, Ltd. dated June 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.42
Postal Service: Contract/Order Modification between Government Telecommunications, Inc. and the U.S. Postal Service dated May 27, 2004 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.43
Statement of Work for State of Tennessee Department of Human Services between Perimeter Technology and the State of Tennessee - Department of Human Services dated June 16, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.44
Order For Supplies and Services between Government Telecommunications, Inc. and the General Services Administration dated June 18, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.45
International Distribution Agreement, dated March 9, 2004, by and between VeriChip Corporation and Sodiacol S.A. (incorporated herein by reference to Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.46
Master Product Purchasing Agreement, dated January 22, 2004, by and between VeriChip Corporation and Universal Microchip Inc. (incorporated herein by reference to Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.47
International Distribution Agreement, dated March 15, 2004, by and between VeriChip Corporation and CyberTek Puerto Inc. (incorporated herein by reference to Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.48
Master Product Purchasing Agreement, dated March 5, 2004, by and between VeriChip Corporation and Digital Applied Technologies (incorporated herein by reference to Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.49
Scott R. Silverman Employment Agreement entered into on April 8, 2004 (incorporated herein by reference to Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)*

10.50
International Distribution Agreement dated September 22, 2004, by and between VeriChip Corporation and Surge IT Solutions for the territory of England Ecuador (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2004, filed with the Commission on November 3, 2004)

10.51
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC, dated as of April 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.52
Form of Series A Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.53
Form of Series B Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.54
Registration Rights Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates LLC, dated as of April 13, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.55
Order For Supplies and Services between Governmental Telecommunications, Inc. and the General Services Administration dated June 18, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 3, 2004)

10.56
Food and Drug Administration’s letter Regarding Clearance of VeriChip™ for Medical Applications in the United States dated October 12, 2004 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2004)

10.57
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC dated as of October 21, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.58
Form of Series C Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.59
Form of Series D Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.60
Registration Rights Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC dated as of October 21, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.61
International Distribution Agreement dated September 22, 2004, by and between VeriChip Corporation and Surge IT Solutions for the territory of England (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 3, 2004)

10.62
Group Purchasing Program Agreement by and between Henry Schein, Inc. and VeriChip Corporation dated November 10, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2004)

10.63
Change of Control Agreement dated December 2, 2004, between Digital Angel Corporation and Kevin N. McGrath (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2004)*

10.64
Form of Letter of Offer of Employment (incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123 filed with the Commission on December 10, 2004)*

10.65
Consulting Services Agreement by and between the Registrant and Ovations International dated December 24, 2002 (incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123) filed with the Commission on December 10, 2004)

10.66
Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123) filed with the Commission on December 10, 2004)*

10.67
Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123) filed with the Commission on December 10, 2004)*

10.68
Stock Purchase Agreement dated February 25, 2005, between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

10.69	Incentive and Recognition Policy dated March 7, 2005 (incorporated herein by reference to Exhibit 10.74 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.70	Executive Change in Control Plan dated May 8, 2004 (incorporated herein by reference to Exhibit 10.75 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.71
Employment Agreement dated February 28, 2005 between Digital Angel Corporation and Lasse Nordfjeld (incorporated herein by reference to Exhibit 10.76 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.72	Thermo Life Energy Corp. 2003 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.77 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.73
VeriChip Corporation 2002 Flexible Stock Plan, as amended through February 22, 2005 (incorporated herein by reference to Exhibit 10.78 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.74
Management Incentive Plan Outline for Digital Angel Corporation (incorporated herein by reference to Exhibit 10.79 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.75
Amended and Restated Digital Angel Corporation Transition Stock Option Plan (incorporated herein by reference to Exhibit 10.80 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.76
Form of Digital Angel Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.81 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.77
InfoTech USA, Inc. (formerly SysComm International Corporation) 2001 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.82 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.78
Registration Agreement dated as of as of June 10, 2005 between Applied Digital Solutions, Inc. and Perceptis, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.79	Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc.**

10.80
Amendment to Satellite Strategic Finance Associates LLC Series C Warrant dated March 31, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2005)

10.81
Patient Security Systems Capital Equipment Supplier Agreement between Novation, LLC and eXI Wireless Systems, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.82
Second Amendment to Loan Documents dated June 28, 2005 by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2005)

10.83
Amended and Restated Supply, License, and Development Agreement dated December 28, 2005 by and between Digital Angel Corporation and VeriChip Corporation (portions of this agreement have been omitted pursuant to a request for confidential treatment)**

10.84
Registration Agreement dated as of as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.85
Securities Purchase Agreement by and among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. dated as of June 9, 2005 (incorporated by reference to Exhibit 10.51 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.86	Form of Senior Unsecured Note dated as of June 10, 2005 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.87
Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.88
Form of Warrant to Purchase Common Stock of VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.89
Registration Rights Agreement dated as of June 10, 2005, by and among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.90
Settlement and Mutual General Release of Claims Agreement among Pacific Decision Sciences Corporation, Applied Digital Solutions, Inc., Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2005)

10.91
Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.92
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as Amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.93	VeriChip Corporation 2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.94	Thermo Life Energy Corp. 2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.95
Second Amendment and Waiver among InfoTech USA, Inc., a New Jersey corporation, InfoTech USA, Inc. a Delaware corporation and Information Technology Services, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated as of November 4, 2005, to the Credit and Security Agreement dated as of June 29, 2004, as amended (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005)

10.96
Note Purchase Agreement by and between Applied Digital Solutions, Inc. and Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.97
Senior Secured Note by and between Applied Digital Solutions, Inc. and Satellite Senior Income Fund, LLC, dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.98
Security Agreement by and between Applied Digital Solutions, Inc. and Satellite Investment Management, L.P., as collateral agent for Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.99
Pledge Agreement by and between Applied Digital Solutions, Inc. and Satellite Investment Management, L.P., as collateral agent for Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.100
Interest Waiver and Warrant Reset Agreement by and between Applied Digital Solutions, Inc., Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, dated December 29, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.101
Transition Services Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation, dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.102
Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.103
Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.104
Revolving Line of Credit Note between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.105
VeriChip Authorized Dealer Agreement by and between VeriChip Corporation and IR Security & Safety Americas (exhibits and schedules to this exhibit have not been filed; upon request, the Company will furnish supplementally to the SEC a copy of any such exhibit or schedule).  (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2006)

10.106	Incentive and Recognition Policy dated March 10, 2006*, **

21.1	List of Subsidiaries of Applied Digital Solutions, Inc.**

23.1	Consent of Eisner LLP**

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_______
* **	- Management contract or compensatory plan. - Filed herewith.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Applied Digital Solutions, Inc and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. Our audits also included the financial statement schedule — Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the referred financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Digital Solutions, Inc and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

New York, New York
March 10, 2006

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$22,417	$30,839
Restricted cash	310	327
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $838 in 2005 and $810 in 2004)	26,236	16,553
Inventories	12,317	8,115
Deferred taxes	422	—
Other current assets	3,232	2,858
TOTAL CURRENT ASSETS	64,934	58,692

PROPERTY AND EQUIPMENT, NET	11,120	7,864

GOODWILL, NET	86,231	68,194

INTANGIBLES, NET	21,568	4,011

OTHER ASSETS	2,135	1,427

	$185,988	$140,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and current maturities of long-term debt	$3,645	$2,044
Accounts payable	12,465	9,318
Accrued expenses	25,076	20,811
Net liabilities of discontinued operations	5,499	5,495
TOTAL CURRENT LIABILITIES	46,685	37,668

LONG-TERM DEBT AND NOTES PAYABLE	15,692	2,288
DEFERRED TAXES	5,644	—
OTHER LONG-TERM LIABILITIES	1,659	5,075

TOTAL LIABILITIES	69,680	45,031
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	49,762	54,313

STOCKHOLDERS’ EQUITY
Preferred shares: Authorized 5,000 shares in 2005 and 2004 of $10 par value;
special voting, no shares issued or outstanding in 2005 and 2004, Class B voting,
no shares issued or outstanding in 2005 and 2004	—	—
Common shares: Authorized 125,000 shares in 2005 and 2004, of $.01 par value; 67,139 shares issued and 67,039 shares outstanding in 2005 and 56,541 shares issued and 56,441 shares outstanding in 2004	671	565
Additional paid-in-capital	506,168	471,271
Accumulated deficit	(441,387)	(431,222)
Common stock warrants	3,593	2,882
Accumulated other comprehensive (loss) income	(122)	402
Subtotal	68,923	43,898
Treasury stock (carried at cost, 100 shares in 2005 and 2004)	(1,777)	(1,777)
Notes received for shares issued	(600)	(1,277)
TOTAL STOCKHOLDERS’ EQUITY	66,546	40,844

	$185,988	$140,188

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
PRODUCT REVENUE	$97,669	$96,755	$77,774
SERVICE REVENUE	16,068	15,244	15,213
TOTAL REVENUE	113,737	111,999	92,987
COST OF PRODUCTS SOLD	60,301	71,851	59,538
COST OF SERVICES SOLD	8,611	7,365	5,354
GROSS PROFIT	44,825	32,783	28,095
OPERATING COSTS AND EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	48,034	36,335	55,880
RESEARCH AND DEVELOPMENT	7,202	3,795	6,255
DEPRECIATION AND AMORTIZATION	2,988	1,908	1,262
GOODWILL AND ASSET IMPAIRMENT	7,141	—	2,456
TOTAL OPERATING COSTS AND EXPENSES	65,365	42,038	65,853
LOSS ON SALE OF SUBSIDIARY	—	—	(330)
GAIN ON EXTINGUISHMENT OF DEBT	—	—	70,064
INTEREST AND OTHER INCOME	2,643	1,896	919
INTEREST RECOVERY (EXPENSE) INCLUDING A RECOVERY OF $3.2 MILLION IN 2005	1,720	(2,860)	(22,587)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST, AND GAINS (LOSSES) ATTRIBUTABLE TO CAPITAL
TRANSACTIONS OF SUBSIDIARY	(16,177)	(10,219)	10,308

BENEFIT (PROVISION) FOR INCOME TAXES	447	(77)	(1,702)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST,
AND GAIN (LOSS) ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF
SUBSIDIARY	(15,730)	(10,296)	8,606
MINORITY INTEREST	4,373	655	4,132
NET GAIN (LOSS) ON CAPITAL TRANSACTIONS OF SUBSIDIARY	411	11,090	(244)
GAIN (LOSS) ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY	598	(20,203)	(6,535)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(10,348)	(18,754)	5,959
GAIN (LOSS) FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES OF $0	99	(730)	(2,434)
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
LOSSES DURING THE PHASE OUT PERIOD	84	2,185	(382)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	183	1,455	(2,816)
PREFERRED STOCK DIVIDENDS	(1,573)	—	—
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF REDEEMABLE PREFERRED STOCK - SERIES D	(474)	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,212)	$(17,299)	$3,143
(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.20)	$(0.37)	$0.17
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.01	0.03	(0.08)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - BASIC	$(0.19)	$(0.34)	$0.09
(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - DILUTED
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.20)	$(0.37)	$0.16
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.01	0.03	(0.08)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS - DILUTED	$(0.19)	$(0.34)	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	62,900	51,291	36,178

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	62,900	51,291	37,299
See the accompanying notes to consolidated financial statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock Number Amount		Additional Paid-in-Capital	Accumulated Deficit	Common Stock Warrants	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Received for Shares Issued	Total Stockholders’ Equity (Deficit)
BALANCE - DECEMBER 31, 2002
(BROUGHT FORWARD)	28,507	$285	$377,621	$(417,066)	$5,650	$31	$(1,777)	$(836)	$(36,092)
Net income	—	—	—	3,143	—	—	—	—	3,143
Comprehensive income
Foreign currency translation	—	—	—	—	—	175	—	—	175
Total comprehensive income	—	—	—	3,143	—	175	—	—	3,318
Adjustment for uncollectible portion of
notes received for shares issued	—	—	—	—	—	—	—	(95)	(95)
Stock option re-pricing	—	—	(1,340)	—	—	—	—	—	(1,340)
Stock options - VeriChip Corporation	—	—	188	—	—	—	—	—	188
Issuance of warrants - Digital
Angel Corporation	—	—	1,055	—	—	—	—	—	1,055
Issuance of common shares	9,645	96	28,803	—	—	—	—	—	28,899
Liability to be settled in common stock	—	—	17,966	—	—	—	—	—	17,966
Issuance of common shares under earnout
provision of acquisition agreement	96	1	407	—	—	—	—	—	408
Issuance of common shares to
settle convertible debt	2,770	28	9,711	—	—	—	—	—	9,739
Beneficial conversion feature of
convertible, exchangeable debentures	—	—	7,652	—	—	—	—	—	7,652
Issuance of common shares and options
for services, compensation and other	202	2	1,036	—	—	—	—	—	1,038

BALANCE - DECEMBER 31, 2003	41,220	$412	$443,099	$(413,923)	$5,650	$206	$(1,777)	$(931)	$32,736

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock Number Amount		Additional Paid-in-Capital	Accumulated Deficit	Common Stock Warrants	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Received for Shares Issued	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2003
(BROUGHT FORWARD)	41,220	$412	$443,099	$(413,923)	$5,650	$206	$(1,777)	$(931)	$32,736
Net loss	—	—	—	(17,299)	—	—	—	—	(17,299)
Comprehensive income -
Foreign currency translation	—	—	—	—	—	196	—	—	196
Total comprehensive (loss) income	—	—	—	(17,299)	—	196	—	—	(17,103)
Adjustments for uncollectible portion of
notes receivable	—	—	—	—	—	—	—	(346)	(346)
Stock option re-pricing	—	—	44	—	—	—	—	—	44
Issuance of common shares and
warrants	5,729	57	15,114	—	2,255	—	—	—	17,426
Cashless exercise of warrants	374	4	4,240	—	(4,244)	—	—	—	—
Expiration of warrants	—	—	779	—	(779)	—	—	—	—
Issuance of common shares for
compensation and legal settlement	7,238	72	1,067	—	—	—	—	—	1,139
Issuance of common shares to Digital
Angel Corporation	1,980	20	6,928	—	—	—	—	—	6,948

BALANCE - DECEMBER 31, 2004	56,541	$565	$471,271	$(431,222)	$2,882	$402	$(1,777)	$(1,277)	$40,844

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)
	Preferred Stock Number Amount		Common Stock Number Amount		Additional Paid-in-Capital	Accumulated Deficit	Common Stock Warrants	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Received for Shares Issued	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2004
(BROUGHT FORWARD)	—	$—	56,541	$565	$471,271	$(431,222)	$2,882	$402	$(1,777)	$(1,277)	$40,844
Net loss	—	—	—	—	—	(10,165)	—	—	—	—	(10,165)
Comprehensive loss -
Foreign currency translation	—	—	—	—	—	—	—	(524)	—	—	(524)
Total comprehensive loss	—	—	—	—	—	(10,165)	—	(524)	—	—	(10,689)
Adjustment to allowance for
uncollectible portion of notes
receivable	—	—	—	—	—	—	—	—	—	628	628
Stock option re-pricing	—	—	—	—	(230)	—	—	—	—	—	(230)
Issuance of common shares	—	—	443	4	873	—	—	—	—	—	817
Exercise of warrants	—	—	1,500	15	5,646	—	(443)	—	—	—	5,218
Preferred stock dividend ($1,533 paid with the issuance of common shares)	—	—	479	5	(45)	—	—	—	—	—	(40)
Issuance of common shares, options,
and warrants for services	—	—	7	—	181	—	—	—	—	—	181
Stock issuance costs	—	—	—	—	(235)	—	—	—	—	—	(235)
Fees paid to Satellite	—	—	—	—	(60)	—	—	—	—	—	(60)
Issuance of warrants to Satellite
Investors	—	—	—	—	1	—	1,781	—	—	—	1,782
Beneficial conversion features of
debt and preferred stock issued to
Satellite investors	—	—	—	—	675	—	—	—	—	—	675
Accretion of beneficial conversion
feature of preferred stock	—	—	—	—	(474)	—	—	—	—	—	(474)
Issuance of common shares for the acquisition of Instantel and
held in escrow account	—	—	809	8	(8)	—	—	—	—	—	—
Issuance of common shares, options,
and warrants for eXI Corporation
acquisition	—	—	3,463	35	12,616	—	1	—	—	—	12,652
Issuance of common shares to
Digital Angel Corporation	—	—	685	7	3,493	—	—	—	—	—	3,500
Satellite conversion of redeemable
preferred stock - series D to
common stock	—	—	3,197	32	10,971	—	—	—	—	—	11,003
Adjustment for notes received for
shares issued	—	—	(17)	—	(49)	—	—	—	—	49	—
Issuance of common shares for
settlement	—	—	32	—	100	—	—	—	—	—	100
Expiration of warrants	—	—	—	—	628	—	(628)	—	—	—	—
VeriChip options issued for services	—	—	—	—	814	—	—	—	—	—	814

BALANCE - DECEMBER 31, 2005	—	$—	67,139	$671	$506,168	$(441,387)	$3,593	$(122)	$(1,777)	$(600)	$66,546

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,165)	$(17,299)	$3,143
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Goodwill and asset impairment	7,141	—	2,456
Depreciation and amortization	4,215	2,586	1,891
Allowance for bad debts	93	103	176
Allowance for slow moving inventory	578	150	439
Interest recovery (expense)	(2,369)	2,145	13,178
Deferred income taxes	(235)	—	1,236
Impairment of notes receivable	628	346	95
Recovery of notes receivable	(525)	—	(90)
Gain on conversion of warrants	—	(774)	—
Net (gain) loss on capital transactions of subsidiary	(411)	(11,090)	244
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	(598)	20,203	6,535
Gain on extinguishment of debt	—	—	(70,064)
Minority interest	(4,373)	(655)	(4,132)
Loss on sale of subsidiaries and business assets	—	—	330
Loss on sale of equipment and assets	64	75	15
Stock-based compensation and administrative expenses	(3)	45	16,835
Issuance of stock for services	1,090	—	262
Decrease (increase) in restricted cash	17	438	(765)
Net change in operating assets and liabilities	(6,649)	(6,292)	14,233
(Gain) loss from discontinued operations	(183)	(1,455)	2,816
Net cash provided by (used in) discontinued operations	263	(1,702)	(224)
NET CASH USED IN OPERATING ACTIVITIES	(11,422)	(13,868)	(11,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	909	1,278	1,795
Proceeds from sale of property and equipment	5	26	15
Proceeds from sale of subsidiaries and business assets	—	383	—
Payments for property and equipment	(2,125)	(1,326)	(1,409)
Payment for asset and business acquisitions (net of cash balances acquired)	(22,113)	(46)	—
Payment for intangible assets	(3)	—	—
Decrease (increase) in other assets	332	(737)	46
Sale of shares of Digital Angel Corporation	—	575	—
Purchase of shares of Digital Angel Corporation	—	(5,920)	—
Net cash provided by discontinued operations	—	1,347	200
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(22,995)	(4,420)	647

CASH FLOWS FROM FINANCING ACTIVITIES
Net amounts paid on notes payable	(984)	(480)	(26,987)
Proceeds on long-term debt (net of offering costs of $180)	11,820	—	12,035
Proceeds from issuance of debentures and preferred stock (net of offering costs of $60)	17,440	—	—
Preferred stock dividends paid	(41)	—	—
Payments for long-term debt	(5,466)	(641)	(736)
Deferred VeriChip initial public offering costs	(1,140)	—	—
Other financing costs	—	(101)	(587)
Issuance of common shares and warrants	6,096	17,815	29,858
Net (payments) proceeds from subsidiary (repurchase) issuance of common stock	(1,179)	23,548	2,404
Stock issuance costs	(235)	(389)	(959)
Net cash used in discontinued operations	—	(910)	(50)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,311	38,842	14,978

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,106)	20,554	4,224

EFFECT OF EXCHANGE RATES CHANGES ON CASH AND CASH EQUIVALENTS	(316)	124	128

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	30,839	10,161	5,809

CASH AND CASH EQUIVALENTS - END OF YEAR	$22,417	$30,839	$10,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$379	$328	$1,027
Interest paid	696	734	2,346

See the accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1. Organization and Summary of Significant Accounting Policies

Applied Digital Solutions, Inc., a Missouri corporation, and its subsidiaries (Applied Digital and its subsidiaries referred to together as, the Company) develop and market innovative identification and security products for consumer, commercial and government sectors worldwide. The Company’s products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure.

As of December 31, 2005, the Company’s business operations consisted of the operations of four wholly-owned subsidiaries, collectively referred to as the Advance Technology segment, one wholly-owned subsidiary, VeriChip Corporation, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH). As of December 31, 2005, the Company owned approximately 55.4% of Digital Angel Corporation and approximately 52.5% of InfoTech USA, Inc. During the third quarter of 2005, the Company realigned its Advanced Technology business segment as a result of its subsidiary, VeriChip Corporation’s acquisitions of VeriChip Inc., or VCI, and Instantel Inc., or Instantel, as more fully discussed in Note 3. The Company now operates in four business segments: VeriChip Corporation, referred to as VeriChip, Digital Angel Corporation, referred to as Digital Angel, Advanced Technology and InfoTech USA, Inc., referred to as InfoTech. Prior period information has been reclassified to give effect to the segment realignment referred to above. In December 2005, VeriChip filed a registration statement to register shares of its common stock in an initial public offering.

The Company currently engages in the following business activities:

•
developing, marketing and selling radio RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security, financial and identification applications;

•
marketing visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing and marketing GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the United States, or U.S., government;

•	developing and marketing call center and customer relationship management software and services; and

•	marketing information technology, or IT, hardware and services.

Certain items in the consolidated financial statements for the 2004 and 2003 periods have been reclassified to conform to the current period presentation.

Business Segments

VERICHIP SEGMENT

As of December 31, 2005, 2004 and 2003, revenue from the Company’s VeriChip segment was $15.9 million, $0.2 million, and $0.5 million, respectively, and accounted for 14.0%, 0.2%, and 0.6%, respectively, of the Company’s total revenues. Through December 31, 2005, the Company has not recorded significant revenues from sales of its VeriMed patient identification and VeriGuard systems.

VeriChip’s products, substantially all of which incorporate RFID technology, enable healthcare professionals to more effectively identify, locate and protect people and assets. These systems include patient identification, infant protection, wander prevention, asset location and identification systems as well as other systems. The VeriChip segment operates in two divisions: Healthcare and Security and Industrial. The VeriMed patient identification, infant protection, wander prevention and asset location and identification systems are included in VeriChip’s Healthcare division. VeriGuard, HOUNDware, an asset management system, and its vibration monitoring systems are included in VeriChip’s Security and Industrial division. Each of these systems is more fully discussed below.

Sales of the Healthcare division’s products were $12.1 million and represented 76.2% of the total revenue from this segment during 2005. There were no sales in 2004 and 2003. Sales of the Security and Industrial division’s products were $3.8 million, $0.2 million, and $0.5 million, respectively, and represented 23.8%, 100.0%, and 100.0% of this segment’s revenue during 2005, 2004 and 2003, respectively. Virtually all of this segment’s 2005 revenues resulted from the acquisitions of VCI and Instantel as more fully discussed in Note 3.

VeriMed Patient Identification System

VeriChip’s VeriMed patient identification system provides physicians with rapid and accurate pertinent pre-approved patient data. The implantable VeriChip is a passive RFID microchip, approximately the size of a grain of rice, that is inserted under the skin in a patient’s arm by the patient’s physician or other authorized healthcare professional. Each implantable VeriChip contains a unique identification number. The implantable VeriChip is read when it is scanned by the Company’s scanner. The Company’s scanner then sends the identification number to a secure information database that contains the individual’s personal contact information, emergency contact information and primary care physician contact information. In addition, to enhance the quality of care that they would receive in an emergency, patients can store their personal healthcare information on VeriChip’s data base registry. In addition, patients can store this information on a third-party database registry, which generally can be easily integrated with the Company’s VeriMed patient identification system.

Infant Protection, Wander Prevention and Asset Location and Identification Systems

VeriChip’s infant protection systems, which are marketed and sold under the Hugs and HALO names, are designed to help hospitals lower the risk of mother-baby mismatching and infant abductions. Its wander prevention systems, which are marketed and sold under the RoamAlert and WatchMate names, are designed to prevent residents of long-term care facilities from wandering away from the facility or entering harmful or restricted areas. The VeriChip segment also offers asset location and identification systems marketed under the Assetrac system name, which enables hospitals to efficiently identify, locate and protect medical equipment.

VeriGuard, HOUND ware and Vibration Monitoring Systems

VeriChip’s VeriGuard system uses both the implantable VeriChip and active RFID tags to identify individuals and permit access into restricted areas. In the case of active tags, users have the ability to identify and locate individuals in restricted areas, similar to Assetrac, using the same reader technology. Alternatively, in the case of a VeriGuard system using an implantable VeriChip, users can be identified by a scanner to provide access to restricted areas although individuals who have an implanted VeriChip cannot be tracked or located.

HOUNDware is an asset management system used by industrial companies to manage and track their mobile equipment and tools. VeriChip’s non-RFID vibration monitoring systems, BlastMate and MiniMate, which were acquired through the Company’s acquisition of Instantel, provide engineering, construction and mining professionals with an accurate and efficient means to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting occurs.

DIGITAL ANGEL SEGMENT

As of December 31, 2005, 2004 and 2003, revenue from this segment was $56.8 million, $46.3 million, and $34.4 million, respectively, and accounted for 50.0%, 41.3%, and 37.0%, respectively, of the Company’s total revenues.

Digital Angel’s proprietary products provide security for companion pets, food chains, government/military assets and commercial assets worldwide. This segment’s principal products are:

•	visual ear tags for livestock;

•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including the Company’s Home Again and Bio-Thermo product brands;

•
GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including the Company’s SARBE brand, which serve commercial and military markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and

•	horn alarms for industrial use and other electronic components.

The description of Digital Angel’s principal products that follows is oriented to reflect Digital Angel’s organizational structure, which includes its Animal Applications and GPS and Radio Communications divisions. Sales of the Animal Applications division’s products were $36.0 million, $25.9 million and, $23.9 million, respectively, and represented 63.3%, 55.9%, and 69.6% of the total revenue from this segment during 2005, 2004 and 2003, respectively. Sales of the GPS and Radio Communications division’s products were $20.8 million, $20.4 million, and $10.5 million, respectively, and represented 36.7%, 44.1%, and 30.4% of this segment’s revenue during 2005, 2004 and 2003, respectively.

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

The Animal Applications division’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can read the microchip’s unique identification number and determine the animal’s owner and other information. The Company’s recently introduced Bio-Thermo product, which provides accurate temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner, is included in the Animal Application’s division.

The Animal Applications division’s miniature electronic microchips are also used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish. In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications division also produces visual and electronic identification products, principally for livestock producers.

GPS and Radio Communications

The GPS and Radio Communications division engages in the design, manufacture and support of GPS-enabled equipment and the Company’s SARBE G2R personnel location beacon. Applications for this division’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications, and GPS-enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, this division designs, manufactures and distributes horn alarms for industrial use and other electronic components.

ADVANCED TECHNOLOGY SEGMENT

As of December 31, 2005, 2004 and 2003, revenue from this segment was $25.1 million, $47.5 million and $44.1 million, respectively, and accounted for 22.1%, 42.4% and, 47.4%, respectively, of the Company’s total revenues.

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

The Company’s proprietary call center software and related services are designed to deliver a comprehensive suite of customer interaction tools consisting of automated call distribution management systems, referred to as ACDs, Internet provider ACDs, web contact solutions, soft phones and status displays. The Company’s call center technology is sold under the brand name Net-VU Contract Manager.

The Company’s customer relationship management software and services provide a complete solution to manage all aspects of customer service, including help desk, call handling and service dispatch, contracts management, service marketing, billing, inventory management and more.

In addition to the products discussed above, the Company has developed a miniaturized low power thermoelectric generator called Thermo Life, which it intends to commercialize through its wholly-owned subsidiary, Thermo Life Energy Corp. Thermo Life is intended to provide a miniaturized power source for low-powered devices such as micro sensor systems, ZigBee chipsets, wearable electronics, implantable medical devices, active RFID tags and numerous other applications.

Approximately $17.2 million, or 68.4%, $41.4 million, or 87.3%, and $37.1 million, or 85.0%, of the Advanced Technology segment’s revenues for 2005, 2004 and 2003, respectively, were generated by Computer Equity Corporation. Approximately $5.6 million, or 22%, of the Advanced Technology segment’s revenues for 2005 were generated from sales of call center software. No other individual products or services provided more than 10.0% of the revenue for this segment during 2005, 2004 and 2003. Through December 31, 2005, the Company has not recorded any revenue from sales of its Thermo Life product.

INFOTECH SEGMENT

As of December 31, 2005, 2004 and 2003, revenue from this segment was $16.6 million, $18.0 million, and $14.5 million, respectively, and accounted for 14.6%, 16.1% and, 15.5%, respectively, of the Company’s total revenues. The principal products and services in this segment are computer hardware and computer services. The Company’s InfoTech segment is a full service provider of information technology, or IT, products and services. The majority of InfoTech’s revenue during 2005, 2004 and 2003 was derived from sales of computer hardware, which provided approximately 89.6%, 82.5%, and 80.3% of InfoTech’s revenue in 2005, 2004 and 2003, respectively. InfoTech’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech’s total revenue during 2005, 2004 and 2003.

“CORPORATE/ELIMINATIONS”

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of the Company’s subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain revenue, gross profit and selling, general and administrative expense (reductions) associated with companies sold or closed in 2002 and 2001, and interest expense, interest and other income and administrative expenses associated with corporate activities and functions.

DISCONTINUED OPERATIONS

The business assets associated with the Digital Angel’s former Medical Systems operations were sold during the second quarter of 2004, and accordingly, the financial condition, results of operations and cash flows of the Medical Systems operations have been restated and are now presented as part of discontinued operations. See Note 17.

On March 1, 2001, the Company’s board of directors approved a plan to sell or close Intellesale, Inc. and all of the Company’s other non-core businesses. The results of operations, financial condition and cash flows are included in discontinued operations. All of these businesses have been sold or closed.

Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The minority interest represents the interest in the outstanding voting stock of the subsidiaries not owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s majority-owned subsidiary, InfoTech, operates on a September 30 fiscal year end. InfoTech’s results of operations have been reflected in the Company’s consolidated financial statements on a calendar year basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescense, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized, among others.

Foreign Currencies

As of December 31, 2005, the Company had foreign subsidiaries located in Canada, the United Kingdom and Denmark. The Canadian subsidiaries’ functional currency is the U.S. dollar, Accordingly, gains and losses associated with certain expenses denominated in the Canadian dollar, such as payroll expenses, are included in the results of operations as incurred. However, from April 1, 2005 until June 30, 2005, VCI used its local currency as its functional currency. Results of operations and cash flow were translated at average exchange rates during the period, and assets and liabilities were translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. On July 1, 2005, VCI’s functional currency changed from the local currency to the reporting currency. This was done as the result of a functional currency determination test that showed that the majority of VCI’s business operations were transacted in the reporting currency. Translation adjustments for the period April 1 to June 30, 2005 were not removed from equity and will remain in equity until a sale or substantially complete liquidation of the investment in the subsidiary occurs.

The Company’s subsidiaries domiciled in the United Kingdom and Denmark use their local currencies as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

Other transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than a subsidiaries’ functional currency are also included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Unbilled Receivables

Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts currently billable pursuant to contract provisions in connection with information system installation projects. Unbilled receivables included in accounts receivable was $0.2 million and $0.1 million in 2005 and 2004, respectively.

Inventories

Inventories consist of raw materials, work in process and finished goods. The majority of the components are plastic ear tags, electronic microchips, electronic readers and components, GPS search and rescue equipment, as well as products and components related to infant protection and wander prevention systems, and work-in-process related to government contract projects. Inventory is valued at the lower of cost determined by the first-in, first-out method, or market. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow moving are reduced to net realizable value.

Property and Equipment

Property and equipment, including equipment held under capital leases, are carried at cost, less accumulated depreciation and amortization computed using the straight-line method. Building and leasehold improvements are depreciated and amortized over their estimated useful lives ranging from 10 to 40 years and equipment is depreciated over their estimated useful lives ranging from 3 to 10 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions.

Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are not amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Other than goodwill, the Company’s only other intangible assets with indefinite lives are trade names valued at approximately $5.4 million as of December 31, 2005. Annually, the Company tests its goodwill and intangible assets for impairment as a part of its annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon the Company’s annual test, there was no impairment of goodwill in 2004. The Company recorded goodwill impairment charges of approximately $3.8 million and $2.2 million in the fourth quarters of 2005 and 2003 for goodwill associated with its Digital Angel segment’s subsidiary, OuterLink, which is part of Digital Angel’s GPS and Radio Communications division, and its InfoTech segment, respectively.

Also, during the fourth quarter of 2003, the Company recorded a goodwill impairment charge of $2.4 million and an impairment charge related to other intangible assets of $0.6 million both of which were related to Digital Angel’s Medical Systems operations. These charges are included in the loss from discontinued operations.

Future events, such as market conditions or operational performance of the Company’s acquired businesses, could cause the Company to conclude that additional impairment conditions exist. Any resulting impairment loss could also have a material adverse impact on the Company’s financial condition and results of operations. See Notes 6, 7 and 15.

The Company has other intangible assets consisting of patented and non-patented technologies, customer relationships and distribution networks. These intangible assets are amortized over their expected economic lives ranging from 3 to 15 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

In addition to the $3.8 million of OuterLink’s goodwill referred to above, which was written down in the fourth quarter of 2005, the Company recorded an impairment charge of approximately $3.3 million in the fourth quarter of 2005 related to other intangible assets associated with OuterLink. See Note 15.

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

These unamortized computer software and computer software development costs were $0.1 million and $0.2 million at December 31, 2005 and 2004, respectively. Research and development costs incurred for the development of computer software were $0.4 million, $0.4 million and $0.5 million in 2005, 2004 and 2003, respectively. During 2003, approximately $0.3 million of capitalized computer software development costs were written down to their net realizable value.

Advertising Costs

The Company expenses production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $2.3 million, $0.7 million, and $0.8 million in 2005, 2004 and 2003, respectively.

Revenue Recognition

VeriChip Segment

Revenue Recognition Policy for VeriChip’s Wander Prevention, Infant Protection, Asset Location and Identification, and Vibration Monitoring Systems

Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions: if the only undelivered element is post contract support, the deferred amount is recognized ratably over the post contract support period, and if the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

VeriChip has provided certain warranties on its products. Provisions for future warranty costs are based on management’s best estimates and are recorded when revenue on product sales is recognized. The warranty period for the majority of the products ranges between one and three years. Management determines the warranty provision based on known product failures, historical experience, and other currently available evidence. Warranty expense was approximately $0.2 million in 2005 and VeriChip’s warranty liability was $0.2 million as of December 31, 2005.

Revenue Recognition Policy for VeriMed and VeriGuard Systems and Services

The Company’s VeriChip segment markets the implantable VeriChip insertion kits and scanners under the name VeriMed. The VeriMed patient identification system will be sold primarily through authorized Group Purchasing Organizations, or GPOs, and distributors for use in medical applications. These GPOs and distributors are separate legal and economic entities, and VeriChip does not have any ownership interest in any of the GPOs or distributors. Additionally, VeriChip has hired sales staff to market VeriMed directly to hospitals, and physicians. The sale of the VeriMed patient identification system includes the implantable VeriChip, scanners, insertion kits and patient registration forms. These items will be sold to the GPOs and distributors with a limited warranty period. With the exception of one GPO agreement, these are not consignment sales. The hospitals, doctors and physicians in turn market the product to the patients. Following the implantation of a VeriChip, the patient is given the option of completing a registration form and forwarding it to VeriChip’s authorized affiliated database administrator, Digital Angel, or to an independent third party database provider. VeriChip intends to charge a small fee for this registration service and to offer a more comprehensive database for an additional fee.

Product Revenue

Revenue from the sale of the implantable VeriChip kits and scanners is recorded at gross amounts with a corresponding entry for cost of sales. As the company has a limited operating history in this business, it cannot at this point reasonably estimate a returns reserve based upon its return experience. Accordingly, VeriChip does not recognize revenue until after the product is shipped to the customer and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or customer has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenue (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. VeriChip intends to recognize revenue from consignment sales to its GPOs after receipt of notification from the distributor of product sales to their customers provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed or determinable, the period of time the GPO has to return the product as provided in their distributor agreement has elapsed and collectability is reasonably assured.

Management believes the product sales are multiple deliverables that can be divided into separate units of accounting under the guidance provided in EITF 00-21 and SOP 97-2. The sale of the scanners, one of the deliverables, is considered a separate product sale (separate unit of accounting). There is software included in this product. The software is bundled with the scanner which allows the number on the implantable VeriChip to be read. This software is not sold separately, the scanner has no value without it, and there are no post contract support agreements or after sale services, upgrades, customization or training services. Management believes that within this product the scanner and software are not separate deliverables as defined in

EITF 00-21 because as separate units they have no value to the customer on a stand-alone basis, there is no objective and reliable evidence of fair value of undeliverable elements since they are never delivered independently and the arrangement does not include a general right of return. Management also believes that SOP 97-2 is not relevant for these same reasons. The implantable VeriChip and insertion kits are another deliverable and are accounted for as a separate unit of accounting because they also have value to the customers on a stand-alone basis. The chips and insertion kits are sold separately from the scanners, can be read by other scanners and have independent usefulness.

Services Revenue

The services for maintaining subscriber information on a data base maintained by VeriChip will be sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service will generally be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.

The above revenue recognition policies notwithstanding, with respect to the sales of products and services sold in tandem, the revenue recognition policy will follow the ultimate arrangements to be negotiated between independent third parties or related parties.

Digital Angel Segment

The Company’s Digital Angel segment, except for its subsidiary, OuterLink, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is Digital Angel’s policy to record contract losses in their entirety in the period in which such losses are foreseeable. Digital Angel offers a warranty on its products and records an estimated liability for product warranties at the time it is incurred and the amount of loss can reasonably be estimated. Warranty expense was $34,000, $47,000 and $0.1 million in 2005, 2004 and 2003, respectively, and Digital Angel’s warranty liability was $34,000, $47,000 and $0.1 million as of December 31, 2005, 2004 and 2003, respectively.

Digital Angel’s subsidiary, OuterLink, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink’s services are only available through the use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 months. Digital Angel has reassessed the estimated customer service period based on additional experience and will begin recognizing revenue over 42 months in 2006.

Advanced Technology Segment

In general, for the Advanced Technology segment’s product sales, the Company recognizes revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenues from the sale of hardware products that are shipped to a customer’s site and require modification or installation are recognized when the work is completed and accepted by the customer. The Company does not experience significant product returns. The Company has no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

Services and phone installation jobs performed by Computer Equity Corporation are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

The companies in the Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rates and adjusted to realizable value, if necessary. It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable. The Company does not offer a warranty policy for such services to its customers. Revenue from license royalties from sales of software is recognized when product is shipped. There are no significant post-contract support obligations at the time of revenue recognition. The Company’s accounting policy regarding vendor and post-contract support obligations is based on the terms of the customer’s contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

InfoTech Segment

For product sales, InfoTech recognizes revenue in accordance with the applicable products’ shipping terms. InfoTech has no obligation for warranties on new product sales, as the manufacturer provides the warranty. For consulting and professional services, InfoTech recognizes revenue based on the direct labor hours incurred times the standard billing rates, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor-specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor-specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so.

Stock-Based Compensation

At December 31, 2005, the Company had six stock-based employee compensation plans and the Company’s subsidiaries collectively had eight stock-based employee compensation plans, which are described more fully in Note 12. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148 and SFAS No. 123, Accounting for Stock-based Compensation, or FAS 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, or FIN 44. Accordingly, no compensation cost has been recognized for any of the Company’s fixed stock options granted to directors and employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to officers and directors at a price less than the fair market value on the date of grant, compensation expense is required to be calculated based on the difference between the exercise price and the fair market value on the date of grant, and the compensation expense is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation cost is recognized immediately.

The Company accounts for equity instruments issued to non-employees and non-directors in accordance with the provisions of FAS 123. During 2005, 2004 and 2003, the Company recorded $1.0 million and de minimus amounts in 2004 and 2003 of compensation expense associated with such options.

On December 12, 2005, the Company’s board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the accelerated vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to certain employees, directors and consultants (to the extent not already vested on that date), excluding approximately 0.2 million of Digital Angel’s options. The provisions of the accelerated vesting provide, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of accelerating the vesting of the employees’ and directors’ options was to enable the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $7.6 million of compensation expense in its statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in the Company’s pro forma stock-based compensation footnote disclosure for 2005, which is presented below. FIN 44 requires the Company to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of the change, that would allow an employee to vest an option that would have otherwise been forfeited based on the awards original terms. The Company would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have been vested over the next six months, with a smaller percentage vesting over the next 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the acceleration of vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options is attributable to the VeriChip’s executive officers and directors. The Company is unable to estimate the number of options that its employees and directors will ultimately retain that otherwise would have been forfeited, absent the acceleration. Based on the current circumstance, the high concentration of options awarded to VeriChip’s officers and directors and the Company’s historical turnover rates, no compensation expense resulting from the new measurement date was recognized by the Company as of December 30, 2005. The Company will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. If the Company is required to recognize such compensation expense, it could have a material impact on the Company’s results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which replaces FAS 123 and supersedes APB 25. FAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R became effective for the Company on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either prospective or retroactive adoption. The Company is currently evaluating the requirements of FAS 123R. As discussed above, substantially all of the Company’s outstanding employee stock options will be vested upon adoption of FAS 123R by the Company on January 1, 2006, and, therefore, the Company does not expect that the initial adoption of FAS 123R will have a material impact on its consolidated results of operations and (loss) earnings per share. However, going forward, as the Company grants more options, it expects that the impact may be material. The Company has not yet determined the method of adoption, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123 and FAS 148, although it anticipates that the amounts may be greater due to increases in personnel during 2005. In addition, the Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

	Year Ended December 31
	2005	2004	2003
Net (loss) income attributable to common stockholders, as reported	$(12,212)	$(17,299)	$3,143
Add back (deduct): Total stock-based employee compensation expense determined under APB No. 25 for all awards, net of related tax effects	(33)	53	(1,304)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(15,349)	(7,963)	(5,370)
Pro forma net loss	$(27,594)	$(25,209)	$(3,531)

Income (loss) per share attributable to common stockholders:
Basic—as reported	$(0.19)	$(0.34)	$0.09
Basic—pro forma	$(0.44)	$(0.49)	$(0.10)
Diluted—as reported	$(0.19)	$(0.34)	$0.08
Diluted—pro forma	$(0.44)	$(0.49)	$(0.09)

The weighted average per share fair values of grants made in 2005, 2004 and 2003 for the Company’s incentive plans were $1.51, $1.81, and $2.70, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2005	2004	2003
Estimated option life	5 years	7.9 years	7.9 years
Risk free interest rate	4.14%	4.02%	3.69%
Expected volatility	50.00%	69.00%	69.24%
Expected dividend yield	0.00%	0.00%	0.00%

Research and Development

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other facilities costs, of developing new products and technologies and is charged to expense as incurred.

Warrants Settleable In Shares of the Digital Angel Common Stock Owned by the Company

In connection with the Company’s 8.5% convertible exchangeable debentures, which were issued on June 30, 2003 and fully converted in the fourth quarter of 2003, the Company granted to the debenture holders warrants to acquire approximately 0.5 million shares of its common stock, or

0.95 million shares of the Digital Angel common stock owned by the Company, or a combination of shares from both companies, at the debenture holders’ option. The exercise prices are $2.749 and $3.178 for the Company’s common stock and the Digital Angel common stock owned by the Company, respectively. The warrants vested immediately and are exercisable through June 30, 2007.

The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by the Company, is being revalued at each reporting period with any resulting increase/decrease being recorded as interest expense/recovery. During 2005 and 2004, the Company recorded interest recovery of $3.2 million and an interest expense of $1.4 million, respectively, as a result of such revaluations. Changes in the market price of Digital Angel’s common stock in the future will continue to result in additional interest expense or recovery. In addition, the Company will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in the Company recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exchangeable for 0.2 million shares of the Digital Angel common stock owned by the Company were exchanged for such shares and the Company recorded a gain of approximately $0.8 million as a result of such exchange. As a result of the exchange, the warrants outstanding as of December 31, 2005 are exercisable into approximately 0.4 million shares of the Company’s common stock or exchangeable into 0.75 million shares of the Digital Angel common stock owned by the Company.

Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. Income taxes include U.S. and international taxes. The Company and its 80% or more owned U.S. subsidiaries file a consolidated federal income tax return. Digital Angel’s European subsidiaries and VeriChip’s Canadian subsidiaries file separate returns in their respective jurisdictions. See Note 16.

Gains/Losses Attributable to Capital Transactions of Subsidiary

Realizable gains or losses on issuances of certain shares of common stock by Digital Angel are reflected in the consolidated statements of operations. The Company determined that such recognition of gains or losses on issuances of such shares of stock by Digital Angel was appropriate since the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of the Company’s investment in Digital Angel and the net proceeds from the issuances of the stock. The issuances of stock by Digital Angel have also given rise to losses as a result of the dilution of the Company’s ownership interest in Digital Angel. Future stock issuances to third parties by Digital Angel will further dilute the Company’s ownership percentage and may give rise to additional losses, which could have a material adverse impact on the Company’s financial condition and results of operations. A detail of the amount of gains and losses attributable to capital transactions of Digital Angel for the three years ended December 31, 2005, is presented in Note 3.

Earnings (Loss) Per Common Share and Common Share Equivalent

Basic EPS is computed by dividing (loss) income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding.

Comprehensive Income (Loss)

The Company’s comprehensive accumulated other income (loss) consists of foreign currency translation adjustments, and is reported in the consolidated statements of stockholders’ equity.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued FAS 123R, which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The provisions of FAS 123R became effective for the Company on January 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include either prospective or retrospective application of FAS 123R. The Company is currently evaluating the requirements of FAS 123R. As discussed above under the heading Stock Based Compensation, all of the Company’s outstanding employee stock options will be vested upon adoption on January 1, 2006, and, therefore, the Company does not expect that the initial adoption of FAS 123R will have a material impact on its consolidated results of operations and earnings (loss) per share. However, going forward, as the Company grants more options, it expects that the impact may be material. The Company has not yet determined the method of adoption, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123, although it anticipates that the amounts may be greater due to increases in personnel during 2005. In addition, the Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, or FAS 151. FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company believes the adoption of FAS 151 will not have a material impact on the results of its operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, or FAS 153. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes the adoption of FAS 153 will not have a material impact on the results of its operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3, or FAS 154. FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has not yet determined the impact of the adoption of FAS 154 on its financial statements, if any.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

2. Financing Agreements

During 2005, the Company realized proceeds of approximately $5.2 million from the exercise of its Series C warrant, and the Company generated cash of approximately $17.4 million from a financing agreement with two related institutional investors, Satellite Strategic Finance Partners, Ltd., or SSFP, and Satellite Strategic Finance Associates, LLC, or SSFA. The Series C warrant and the financing agreement are more fully discussed below.

In addition, on December 28, 2005, the Company issued a $12 million note to Satellite Senior Income Fund, LLC, pursuant to the terms of a note purchase agreement as more fully discussed in Note 9.  In connection with the financing, the Company reduced the exercise price of 200,000 of its Series E warrants previously issued to SSFA and SSFP in June 2005, as more fully discussed below, from $4.09 to $3.75 in consideration for the forgiveness and waiver by SSFA and SSFP of an aggregate of $37,004 of accrued interest on the existing debt.

Financing Agreement with Institutional Investors

The Company entered into a financing agreement with SSFP and SSFA, whereby it issued its Series D Convertible Preferred Stock, or the Preferred Stock, its Series E warrants, or the Warrants, and its senior unsecured convertible notes, or the Notes, on June 10, 2005. Pursuant to a securities purchase agreement, certificate of designation of the Series D Convertible Preferred Stock and the Warrants, the Company issued 7,860 shares and 4,640 shares of its Series D Convertible Preferred Stock, par value $10.00 per share, to SSFP and SSFA, respectively, and Warrants to acquire 739,516 and 436,559 shares of its common stock, respectively, to SSFP and SSFA. In addition, VeriChip issued warrants, or the VeriChip Warrants, which are exercisable by SSFP and SSFA into 62,880 and 37,120 shares of VeriChip’s common stock, respectively. The Warrants are exercisable at any time at exercise prices ranging from $3.75 per share to $4.09 per share until they expire on June 10, 2010, subject to anti-dilution provisions. The VeriChip Warrants are exercisable at an exercise price of $12.00 per share, subject to anti-dilution provisions, from June 10, 2005 through June 10, 2007 conditioned upon certain terms of the Agreement. The warrants and the VeriChip warrants were valued using the Black-Scholes valuation model. The Company registered the shares of its common stock issuable upon the conversion of the Preferred Stock and the exercise of the Warrants on a registration statement declared effective by the Securities and Exchange Commission on July 15, 2005. The total consideration for the Preferred Stock, the Warrants and the VeriChip Warrants was $12.5 million in cash. The Preferred Stock was fully converted into 3.2 million shares of the Company’s common stock during the third quarter of 2005 as more fully discussed below.

Notes

The Company borrowed an aggregate of $5,000,000 from SSFP and SSFA under the Notes due December 10, 2005. The Company was entitled to extend the maturity of the Notes for an additional three months and accordingly, the maturity date of the Notes was extended to March 10, 2006. The Notes were issued in the principal outstanding amount of $5,000,000, which is equal to 93.45% of the face amount (i.e., $5,350,455), or a 14% per annum discount rate.

On December 28, 2005, the Company repaid the Notes in full with a portion of the proceeds from its financing with Satellite Senior Income Fund, LLC.

Proceeds

The proceeds from the preferred stock issuance and the notes offering of approximately $17.4 million were allocated on a relative fair value basis as follows:

(in thousands)
Relative Fair Value of Preferred Stock	$11,003
Relative Fair Value of Series E Warrant	1,780
Relative Fair Value of VeriChip Warrant	1
Relative Fair Value of Note	4,716
Subtotal	17,500
Less costs and expenses	(60)
Net proceeds	$17,440

Since the Preferred Stock was issued with a conversion feature that was “in the money” on the date of issuance, the Company recorded a beneficial conversion feature, or BCF, attributable to the intrinsic value of this feature of the Preferred Stock of $0.5 million. The value of the BCF was recognized and measured separately by allocating to additional paid-in capital a portion of the proceeds equal to the intrinsic value of the conversion feature. The Company calculated the BCF in accordance with the guidance in EITF 98-5 and 00-27, based on the market value of the Company’s common stock on June 10, 2005 of $3.59 per share. The BCF was recorded as a reduction in the value assigned to the Preferred Stock and an increase in additional paid-in capital. Since the Preferred Stock was convertible into the Company’s common stock immediately upon issuance, the full accretion of the BCF was recorded through equity on June 10, 2005, increasing the loss attributable to the Company’s common stockholders and the loss per share of the Company’s common stock.

Since the holders of the Preferred Stock received the right to payment of a minimum of an aggregate of two years worth of dividends, the Company recorded a liability of $1.5 million for payment of dividends in 2005. In addition, the number of shares of the Company’s common stock that were issued in payment of dividends was determined based on 95% of the market price of the Company’s common stock on the dates of conversion. As a result, the Company recorded a deemed dividend of $0.1 million during 2005. The dividends have also increased the loss attributable to the Company’s common stockholders and the loss per share of the Company’s common stock.

The Company recorded a BCF of approximately $0.2 million in connection with the Notes. The BCF attributable to the Notes was recorded as a reduction in the value assigned to the Notes (original issue discount) and an increase in additional paid-in-capital. The total original issue discount for the Notes was $0.8 million and was accreted over the life of the Notes (six months) as additional interest expense. The Company recorded interest expense of approximately $0.9 million in 2005 in connection with the Notes.

Conversion of the Preferred Stock

The shares of the Preferred Stock were convertible into 2,010,230 shares and 1,186,701 shares of the Company common stock at the option of SSFP and SSFA, respectively, at a conversion price of $3.91 per share, subject to anti-dilution provisions. Dividends accrued at 6% annually, subject to the holder’s right to receive a minimum of two years worth of dividends if the Preferred Stock was redeemed or converted before the two-year anniversary of the issue date, and were payable quarterly. The dividends were payable in cash or in shares of the Company’s common stock, at its option. On July 21, 2005 and August 11, 2005, SSFP and SSFA converted 7,860 and 4,640 shares of the Preferred Stock, or 100 percent of the Preferred Stock issued to them, respectively, into 2.0 million and 1.2 million shares of the Company’s common stock, respectively. In addition, the Company issued 0.3 million and 0.2 million shares of its common stock to SSFP and SSFA, respectively, in payment of dividends on the shares of Preferred Stock, which were due upon conversion, based upon a weighted-average conversion rate of $3.05 per share. The Company paid the quarterly dividends due on July 1, 2005 in the amount of $41,096 in cash.

Royal Bank of Canada Credit Agreement

VCI is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million (approximately $1.2 million in U.S. dollars as of December 31, 2005). Approximately $0.1 million was outstanding under the credit facility as of December 31, 2005 and borrowings are due on demand. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%. The borrowing limit is up to 85% of accounts receivable and up to 25% of inventory. Under the terms of the agreement, VCI must comply with certain reporting covenants.

Danske Bank Credit Facility

As of December 31, 2005, Digital Angel’s subsidiary, DSD Holdings A/S, or DSD, is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1.9 million in U.S. dollars at

December 31, 2005). The interest is determined quarterly and is based on the international rates Danske Bank can establish a loan in the same currency in the international market plus 2.0%. At December 31, 2005, the annual interest rate on the facility was 4.2%. Borrowing availability under the credit facility considers guarantees outstanding. Pursuant to the terms of the credit agreement, DSD entered into a verbal overdraft agreement with Danske Bank in January 2006. The overdraft agreement provides for additional borrowings up to DKK 1 million through March 31, 2006. The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit agreement and credit facility with Wells Fargo providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility, (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under the wholesale financing agreement, and (iii) the $0.2 million letter of credit agreement which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of December 31, 2005, the borrowing base was approximately $2.1 million, the letters of credit were approximately $0.8 million, approximately $0.8 million was outstanding under the credit facility, and approximately $0.5 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on InfoTech’s incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. On October 31, 2005, InfoTech notified Wells Fargo that it did not expect to be in compliance with the covenants for cumulative net income contained in the credit facility with Wells Fargo as of and for its fiscal year ended September 30, 2005. Wells Fargo agreed to waive the anticipated non-compliance and, on November 4, 2005, InfoTech and its subsidiaries entered into an amendment and waiver with Wells Fargo.

Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of December 31, 2005, $0.1 million was outstanding under the wholesale financing agreement, which is reflected in the Company’s consolidated balance sheets in accounts payable and accrued expenses.

Share Exchange Agreement

The Company and Digital Angel entered into a share exchange agreement under which the Company issued to Digital Angel 1.98 million shares of its common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s common stock at an exercise price of $3.74 per share. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of the Company’s common stock for net proceeds of approximately $6.7 million. In December 2004, the Company exercised its warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon the Company’s exercise of the warrant were $3.74 million. The share exchange agreement is more fully discussed in Note 3.

Securities Purchase Agreements with Satellite Strategic Finance Associates, LLC

On April 16, 2004, the Company sold 2.0 million shares of its common stock in a private placement to SSFA under the terms of a securities purchase agreement. The purchase price for the 2.0 million shares was $2.749 per share and was based on the average daily volume weighted-average price of the Company’s common stock for the period of ten trading days ending on and including April 13, 2004. The net proceeds from the sale were $5.3 million. Under the terms of the agreement, the Company also issued to SSFA:

•
a Series A warrant, which was exercisable for 1.0 million shares of the Company’s common stock. The exercise price of the Series A warrant was $2.749 per share. The Series A warrant, initially expiring on July 11, 2004, was extended until October 11, 2004. SSFA exercised the Series A warrant on October 11, 2004. As a result of the extension of the Series A warrant, the Company recorded the fair value of the extension of approximately $0.2 million as an additional cost of the transaction. Such cost did not result in an increase or decrease in stockholders' equity in 2004. Proceeds from the exercise totaled $2.7 million; and

•
a Series B warrant exercisable for 0.7 million shares of the Company’s common stock. The exercise price of the Series B warrant is $3.299 per share. The Series B warrant vested on April 16, 2005 and expires April 16, 2010.

The proceeds from the sale were allocated on a relative fair value basis as follows:

(in thousands)
Shares of common stock	$4,240
Series A warrant	378
Series B warrant	880
Subtotal	5,498
Less costs and expenses	(180)
Net proceeds	$5,318

On October 21, 2004, the Company sold an additional 2.5 million shares of the Company’s common stock to SSFA under a second securities purchase agreement. The purchase price for these shares was based on the average daily volume weighted-average market price of the Company’s common stock for the period of five trading days beginning on October 13, 2004, and ending on and including October 19, 2004, which average was $3.61 per share. The proceeds from the sale of the 2.5 million shares were approximately $9.0 million.

Under the terms of the second securities purchase agreement, the Company issued to SSFA:

•
a Series C warrant exercisable for an additional 1.5 million shares of the Company’s common stock at an exercise price of $4.33 per share. The Series C warrant was exercisable at any time, until April 28, 2005. On March 31, 2005, the Company amended the exercise price of the Series C warrant from $4.33 per share to an exercise price equal to one cent above the closing price of the Company’s common stock on March 31, 2005, or $3.47 per share. SSFA exercised the Series C warrant on March 31, 2005. The proceeds from the exercise of the Series C warrant were approximately $5.2 million.

•
a Series D warrant exercisable for approximately 0.7 million shares of the Company’s common stock at an exercise price of $5.05 per share. The Series D warrant vested on October 21, 2005 and expires on October 21, 2010.

The proceeds from the October 21, 2004 sale were allocated on a relative fair value basis as follows:

(in thousands)
Shares of common stock	$7,651
Series C warrant	456
Series D warrant	918
Subtotal	9,025
Less costs and expenses	(10)
Net proceeds	$9,015

Laurus Master Fund Ltd. Securities Purchase and Related Security Agreements

On July 31, 2003, Digital Angel entered into a securities purchase agreement with Laurus Master Fund Ltd., or Laurus, under which Digital Angel sold to Laurus a secured convertible note in the original principal amount of $2.0 million and a five-year warrant to purchase up to approximately 0.1 million newly issued shares of Digital Angel’s common stock. On August 28, 2003, Digital Angel entered into a second security agreement with Laurus under which it could borrow from Laurus the lesser of $5.0 million or an amount that was determined based on percentages of certain eligible accounts receivable and inventory as prescribed by the terms of the second security agreement. Under the second security agreement, Laurus received a five-year warrant to purchase up to approximately 0.1 million newly issued shares of Digital Angel’s common stock. As of December 31, 2004, Laurus had fully converted the obligations under these agreements into shares of Digital Angel’s common stock, and these agreements have been terminated. In March 2005 Laurus exercised their warrant for 0.1 million shares and Digital Angel received proceeds of $0.3 million.

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

3. Acquisitions and Dispositions

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description

Instantel, Inc.	6/10/05	$25,272	$26,239	$(967)	Manufacturer of high-quality remote monitoring products including RFID based patient wandering and infant protection systems and vibration monitors.

VeriChip Inc., formerly eXI Wireless, Inc.	3/31/05	$13,283	$11,555	$1,728	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

DSD Holding A/S	2/28/05	$3,902	$4,742	$(840)	Manufacturer and marketer of visual and electronic RFID tags for livestock.

OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

VeriChip Inc.

On March 31, 2005, the Company acquired VCI through a plan of arrangement under which it paid CDN$1.60 for each outstanding share of VCI (a total of 10,265,178 VCI common shares were outstanding on March 31, 2005) payable in shares of the Company’s common stock based on the daily weighted-average closing price of its common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VCI’s common stock for each share of the Company’s common stock. Accordingly, the Company issued 3,388,407 shares of its common stock valued at approximately $11.7 million to VCI’s shareholders. In addition, all existing VCI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of the Company’s common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the purchase price was approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition of which $0.3 million was paid with options. The total cost of the acquisition was approximately $13.3 million.

VCI, based in Vancouver, Canada, provides patient wandering, maternity ward infant protection and asset location and identification systems combining automated identification and real-time location technologies.

Effective March 31, 2005, the Company contributed VCI to VeriChip, under the terms of an exchange agreement between the Company and VeriChip dated June 9, 2005, in consideration for approximately 3.3 million shares of VeriChip’s common stock.

The acquisition of VCI was accounted for under the purchase method of accounting. The required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, has been made based upon preliminary valuations and are subject to change. The excess of purchase price over the fair value of the assets and liabilities of VCI was preliminarily recorded as goodwill of approximately $5.0 million. The intangible assets with a preliminary aggregate fair value of approximately $6.6 million are comprised of patents, trademarks, customer relationships and distribution networks.

These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $0.5 million in 2005 associated with these intangible assets. See Note 7.

Instantel Inc.

On June 10, 2005, VCI entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VCI, VeriChip and the Company to acquire 100% of the common stock of Instantel. The Company funded the acquisition, with such funding being recorded as a capital contribution to VeriChip. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of VCI. Instantel, based in Ottawa, Canada, is a manufacturer of remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base.

The purchase price for Instantel was $25.0 million. The purchase price is payable in two payments. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment is required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006, subject to extension until December 31, 2006. On the closing of VeriChip’s initial public offering, Perceptis is entitled to receive from VeriChip a number of shares of VeriChip’s common stock with an aggregate market value of $2.0 million valued at the close of business on the date of the second payment and a number of shares of the Company’s common stock with an aggregate market value of $1.0 million valued at the close of business on the date of the second payment. If the closing of the initial public offering of VeriChip’s common stock does not occur by December 31, 2006, Perceptis may elect to receive from VeriChip either a number of shares of the Company’s common stock with an aggregate market value of $3.0 million or a cash payment of $2.5 million. Perceptis has anti-dilution protections as provided in the share purchase agreement and the second payment obligation is guaranteed by the Company. Associated with the guaranty, a number of shares of the Company’s common stock with an aggregate market value of $3.0 million valued on the date of closing was placed in escrow for the benefit of Perceptis to secure the guarantee by the Company of VeriChip’s performance of the payment obligations. VeriChip is obligated to reimburse the Company either in stock or cash or a combination of both for any of the Company’s stock issued in connection with the second payment obligation. In addition, VeriChip incurred $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

The Instantel acquisition was accounted for under the purchase method of accounting. The required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, have been made based upon preliminary valuations and are subject to change. The excess of purchase price over the estimated fair value of the assets acquired and liabilities assumed of Instantel was preliminarily recorded as goodwill of $12.0 million. In addition, the Company has preliminarily recorded intangible assets with an estimated fair value of approximately $14.2 million comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $0.6 million in 2005 associated with these intangible assets. See Note 7.

VCI and Instantel

The estimated fair value of the acquired intangible assets of VCI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, the Company estimated the cash flows that each of their intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

In considering the benefits of the VCI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with VeriChip’s existing RFID implantable microchip business.

DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD, and DSD became a wholly-owned subsidiary of Digital Angel. Under the terms of the acquisition, Digital Angel purchased all of the outstanding capital stock of DSD for a purchase price equal to seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period and less 30% of the total compensation paid to Lasse Nordfjeld, Chief Executive Officer of DSD. Digital Angel made an initial payment of $3.5 million at closing through the delivery of 684,543 shares of the Company’s common stock which Digital Angel acquired from the Company in the February 2005 share exchange. The share exchange is more fully discussed below. The initial payment of $3.5 million negotiated between Digital Angel and the selling shareholders of DSD was the minimum payment due and no amount will be returned if DSD fails to achieve its agreed upon EBITDA level over the next three years. On June 7, 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations. The acquisition was accounted for under the purchase method of accounting.

The excess of purchase price over the fair value of the assets and liabilities of DSD was preliminarily recorded as goodwill of $2.8 million. Intangible assets with a preliminary estimated fair value of $2.0 million were also recognized in the acquisition. These assets have lives ranging from 3 to 15 years. Amortization expense associated with the intangible assets recorded in 2005 was approximately $0.2 million. The acquisition of DSD has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Any increase in total consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

DSD is a Denmark-based manufacturer and marketer of visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. In considering the benefits of the DSD acquisition, management recognized the strategic complement of DSD’s technologies and customer base with Digital Angel’s existing Animal Applications division.

OuterLink Corporation

On January 22, 2004, the Digital Angel acquired OuterLink. The cost of the acquisition consisted of 100,000 shares of Digital Angel’s Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A preferred stock became convertible into four million shares of Digital Angel’s common stock when the volume weighted average price of Digital Angel’s common stock was greater than or equal to $4.00 per share for ten consecutive trading days. As of December 31, 2005, 99,976 preferred shares had been converted into 3.9 million shares of Digital Angel’s common stock. The valuation of the stock was primarily based on the trading history and stock prices of Digital Angel’s common stock and a marketability discount of 30%. The acquisition costs consist of legal and accounting related services that were direct costs of the acquisition.

The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of OuterLink was recorded as goodwill of $3.8 million. Intangible assets with a fair value of approximately $4.7 million were recognized on the acquisition. The intangible assets consisted of customer relationships, trademarks and core technology. The customer relationships and core technology were being amortized over periods ranging from 4 to 8 years. Amortization recorded in the years ended December 31, 2005 and 2004 was $0.7 million and $0.7 million, respectively. The trademark had an indefinite life. In the fourth quarter of 2005, the Company determined that the value of OuterLink’s goodwill and intangible assets was impaired. Accordingly, the Company recorded a $7.1 million asset impairment charge in the fourth quarter of 2005. See Note 15.

In considering the benefits of the OuterLink acquisition, management recognized the strategic complement of OuterLink’s technologies and customer base with Digital Angel’s existing animal applications and military GPS business lines.

The required purchase accounting adjustments, including the allocation of the purchase prices to the assets acquired and liabilities assumed based on their respective fair values, for Instantel, VCI and DSD have been made based upon preliminary valuations. Accordingly, their purchase price allocations are still in review and are subject to change. The Company currently believes that it has identified all significant liabilities and tangible and intangible assets acquired, however, based upon its final valuation and review it may determine that additional liabilities or tangible assets exist or it may determine that the preliminary estimated fair value ascribed to the intangible assets or the estimated useful lives require revision. Several factors are still to be considered including: (i) the status of certain competing products being offered by VCI and Instantel; (ii) income tax considerations; and (iii) the finalization of cash flow projections, among others. The Company anticipates that it will finalize the purchase price allocations within the next several months. Any adjustments to the purchase price allocations will be recorded as increases or decreases in goodwill. The total purchase price of the businesses acquired during 2005 and 2004 was allocated as follows:

	Instantel Inc.	VCI	DSD	OuterLink
Current assets	$5,678	$3,112	$2,631	$1,225
Equipment	493	191	2,580	116
Other asssets	—	—	33	73
Intangibles:
Patented and non-patented proprietary technology	1,720	3,710	1,007	1,333
Trademarks and tradename	3,790	1,131	520	210
Customer relationships and non-compete	3,390	895	393	3,126
Distribution network	5,320	856	—	—
Goodwill	12,019	4,963	3,372	3,853
Current liabilities	(2,748)	(1,057)	(3,371)	(1,415)
Long-term debt and other liabilities	—	—	(2,713)	(20)
Deferred taxes	(4,390)	(518)	(550)	—

Total	$25,272	$13,283	$3,902	$8,501

In determining the purchase prices for these businesses, the Company considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the potential to expand the market for the Company’s existing implantable microchip businesses through certain of their existing distribution channels; (iv) the complementary nature of each of the company’s product offerings as an extension of the offerings of the other company and of the Company’s existing businesses; (v) similarities in corporate cultures; and (vi) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. Based on the Company’s assessments, it determined that it was appropriate to offer purchase prices for these companies that resulted in the recognition of goodwill.

Pro Forma Results of Operations (Unaudited)

The results of Instantel, VCI, DSD and OuterLink have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s result of operations would have been had Instantel, VCI, DSD and OuterLink been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Year Ended December 31, 2005	Year Ended December 31, 2004

Net operating revenue	$123,305	$135,455
Net loss from continuing operations attributable to common shareholders - basic and diluted	$(12,716)	$(19,175)
Net loss from continuing operations attributable to common stockholders per common share - basic and diluted	$(0.20)	$(0.40)

Net Gain/Loss on Capital Transactions of Subsidiary and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiary

During 2005, the Company recorded a gain of $0.4 million on the issuances of 0.2 million shares of Digital Angel’s common stock primarily for the exercise of stock options and warrants. In addition, Digital Angel issued 0.6 million shares of its common stock to the Company during 2005 under the terms of a share exchange agreement between Digital Angel and the Company in February 2005, which did not result in a gain or loss on issuance. During 2004, the Company recorded a gain of $11.1 million on the issuances of 14.4 million shares of Digital Angel’s common stock. The issuances of Digital Angel’s common stock resulted primarily from the exercise of stock options, warrants, the conversion of preferred stock and debt and shares issued under a share exchange agreement. Also, during 2004, Digital Angel issued 0.2 million shares of its common stock, which the Company acquired under the terms of a letter agreement among the Company, Digital Angel and Laurus, Digital Angel’s previous lender. Gains/losses on issuances of shares under the letter agreement were not included in the statement of operations as gain/losses, as the Company intended to acquire such shares upon issuance. The share exchange agreements are discussed below. During 2003, the Company recorded a net loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel common stock resulting primarily from the exercise of stock options. The gain (loss) on the issuances of Digital Angel’s common stock represents the difference between the carrying amount of the Company’s pro-rata share of its investment in Digital Angel and the proceeds from the issuances of the stock.

In addition, during 2005, 2004 and 2003, the Company recorded a gain (loss) of $0.6 million, ($20.2) million and ($6.5) million, respectively, attributable to changes in the minority interest ownership of Digital Angel as a result of the stock issuances. The details and the impact of Digital Angel’s stock issuances during 2005, 2004 and 2003 were as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Issuances of common stock for stock option and warrant exercises and preferred stock and debt conversions	156	10,557	2,323
Issuance of common stock under share exchange agreements	644	4,000	—
Total issuances of common stock	800	14,557	2,323
Proceeds from stock issuances	$3,923	$36,008	$2,404
Average price per share	$4.90	$2.47	$1.03
Beginning ownership percentage of Digital Angel	54.5%	66.9%	73.91%
Ending ownership percentage of Digital Angel	55.4%	54.5%	66.90%
Change in ownership percentage	0.9%	(12.4)%	(7.0)%

Net gain (loss) on capital transactions of subsidiary	$411	$11,090	$(244)
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	$598	$(20,203)	$(6,535)

Share Exchange Agreements

On February 25, 2005, the Company entered into a stock purchase agreement with Digital Angel. Pursuant to the agreement, Digital Angel issued 644,140 shares of its common stock to the Company in exchange for 684,543 shares of the Company’s common stock. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD as described more fully above. The Company and Digital Angel entered into the share exchange because the selling shareholders of DSD desired, at the time the transaction was negotiated, to receive their consideration in the Company’s common stock as opposed to Digital Angel’s common stock. In addition, the stock exchange represented a strategic investment by the Company whereby it could increase its ownership interest in Digital Angel. The exchange ratio of shares was based upon the average of the volume-weighted-average price of the Company’s common stock and Digital Angel’s common stock for the ten trading days immediately preceding and not including the transaction closing date which was $5.434 for Digital Angel’s common stock and $5.113 for the Company’s common stock. The value of the stock exchanged was $3.5 million.

On August 14, 2003, the Company entered into a share exchange agreement with Digital Angel. The share exchange agreement represented a strategic investment by the Company, whereby the Company increased its ownership interest in Digital Angel. On August 14, 2003, the Company believed that Digital Angel’s common stock was undervalued, and the Company desired to maintain a controlling interest in Digital Angel. Therefore, the Company considered the additional investment in Digital Angel to be a strategically advantageous undertaking. The share exchange agreement provided for the Company to purchase 3.0 million shares of Digital Angel’s common stock at a price of $2.64 per share, and for Digital Angel to issue a warrant to the Company for the purchase of up to 1.0 million shares of Digital Angel’s common stock. The warrant was exercisable for five years beginning on February 1, 2004, at a price per share of $3.74 payable in cash or in shares of the Company’s common stock. The purchase price for the 3.0 million shares was payable in the Company’s common stock having an aggregate value of $7.9 million. The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel’s common stock was based on the closing price of Digital Angel’s common stock on June 30, 2003, of $2.64 per share. On March 1, 2004, the Company issued 1.98 million shares of its common stock to Digital Angel as payment for the 3.0 million shares. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of the Company’s common stock for net proceeds of approximately $6.7 million. In December 2004, the Company exercised its warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon the Company’s exercise of the warrant were $3.74 million.

Digital Angel Corporation granted a five-year warrant to the Company’s debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the debenture holders allowing the Company to register the shares issued to Digital Angel in connection with the share exchange agreement. The value of the warrant of $0.8 million, which was determined using the Black-Scholes valuation model, was recorded as interest expense during 2003.

As of December 31, 2005, the Company owned approximately 55.4% of the outstanding common stock of Digital Angel. Digital Angel has outstanding options and warrants, which if converted into shares of Digital Angel’s common stock, would result in the Company owning less than 50% of Digital Angel. The Company desires to maintain a controlling interest in Digital Angel and, therefore, the Company may enter into additional share exchange agreements with Digital Angel, or it may elect in the future to buy back a portion of the outstanding shares of Digital Angel’s common stock that it does not currently own.

Dispositions

Sale of Medical Systems Assets

During the three-months ended June 30, 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems was one of the Company’s reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in the consolidated financial statements, and the prior periods have been reclassified accordingly. See Note 17 for a discussion of discontinued operations.

Loss on Sale of Subsidiary

The Company incurred a loss on sale of a subsidiary of $0.3 million in 2003. The loss resulted from the sale of the Company’s wholly-owned subsidiary, WebNet Services Inc. in the fourth quarter of 2003.

4. Inventories

Inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Raw materials	$3,924	$3,115
Work in process	1,855	1,309
Finished goods	8,383	5,634
	14,162	10,058
Less: Allowance for excess and obsolescence	1,845	1,943

	$12,317	$8,115

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Land	$547	$547
Building and leasehold improvements	5,832	5,542
Equipment	15,357	10,759
Software	214	35
	21,950	16,883
Less: Accumulated depreciation	10,830	9,019

	$11,120	$7,864

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $0.5 million and $0.3 million at December 31, 2005 and 2004, respectively. Related accumulated depreciation amounted to $0.1 and $0.2 million as of December 31, 2005 and 2004, respectively.

Depreciation expense charged against income amounted to $2.3 million, $1.9 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.5 million, $0.6 million and $0.3 million in 2005, 2004 and 2003, respectively.

6. Goodwill

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of SFAS No. 141, Business Combinations, or FAS 141, and uses the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.
	December 31,
	2005	2004
	(in thousands)
Beginning balance	$68,194	$94,560
Acquisitions(1)	21,891	4,863
Less goodwill impairment	(3,854)	—
Accumulated amortization	—	(31,229)

Carrying value	$86,231	$68,194

(1) Includes $1.5 million in 2005 and $1.0 million in 2004 of goodwill associated with the acquisition of Digital Angel’s common stock, resulting from a share exchange agreement between the Company and Digital Angel in 2005 and a letter agreement with Laurus in 2004, respectively. See Note 3.

METHOD OF ACCOUNTING FOR GOODWILL

Upon the adoption of FAS 142, on January 1, 2002, the Company discontinued the amortization of goodwill. Instead, the Company is required to test goodwill for impairment annually as part of its annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding its business units. The Company allocates goodwill to its reporting business units.

In the fourth quarters of 2005, 2004 and 2003, the Company tested goodwill at each reporting unit level. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. For purposes of assessing the impairment test of goodwill, the reporting units of the Company are as follows:

At December 31, 2003, the Company’s reporting units consisted of the following:

•	Digital Angel’s Animal Applications division;
•	Digital Angel’s GPS and Radio Communications division;
•	Advanced Technology segment’s Computer Equity Corporation:
•	Advanced Technology segment’s Perimeter Technology;
•	Advanced Technology segment’s Pacific Decision Sciences; and
•	InfoTech.

At December 31, 2004, the Company’s reporting units were the same as those at December 31, 2003, except for the exclusion of InfoTech, since its goodwill was fully impaired in the fourth quarter of 2003 as more fully discussed below.

At December 31, 2005, the Company’s reporting units consisted of the following:

•	VeriChip’s Healthcare division;
•	VeriChip’s Security and Industrial division:
•	Digital Angel’s Animal Applications division;
•	Digital Angel’s GPS and Radio Communications division;
•	Advanced Technology segment’s Computer Equity Corporation:
•	Advanced Technology segment’s Perimeter Technology; and
•	Advanced Technology segment’s Pacific Decision Sciences.

The Company’s methodology for estimating the fair value of each reporting unit during the fourth quarter of 2005, 2004 and 2003 was a combination of impairment testing performed both internally and externally. The tests for the Perimeter Technology and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with Digital Angel and the InfoTech reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses. During the fourth quarter of 2005, the fair value of VeriChip’s reporting units, substantially all of which were acquired during 2005, were based on valuations prepared by management. The InfoTech reporting unit has a fiscal year ending on September 30, and therefore, its tests were performed during its fiscal fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 15.

There was no impairment of goodwill in 2004. However, based upon the Company’s annual review for impairment in the fourth quarter of 2005 and 2003, the Company recorded goodwill impairment charges of approximately $3.9 million and $2.2 million in 2005 and 2003, respectively. The impairment charges recorded in 2005 and 2003 related to the goodwill associated with the Digital Angel’s subsidiary, OuterLink, which is part of its GPS and Radio Communications division, and the Company’s InfoTech segment, respectively. These charges are more fully discussed in Note 15.

During the fourth quarter of 2003, the Company also recorded a goodwill impairment charge of $2.4 million for goodwill of Medical Systems operations, which is now included in discontinued operations.

The changes in the carrying amount of goodwill for the two years ended December 31, 2005, by reporting unit are as follows (in thousands):

	Computer Equity Corporation(1)	Perimeter Technology(1)	Pacific Decisions Sciences (1)	Animal Applications (2)	GPS and Radio Communi-cations(2)	Healthcare (3)	Security and Industrial (3)	Total
Balance at December 31, 2003	$16,178	$530	$1,504	$43,971	$1,148	$—	$—	$63,331
Acquisitions	—	—	—	553	4,310	—	—	4,863
Balance at December 31, 2004	$16,178	$530	$1,504	$44,524	$5,458	$—	$—	$68,194
Acquisitions	—	—	—	4,909	—	13,131	3,851	$21,891
Less goodwill impairment	—	—	—	—	(3,854)	—	—	(3,854)
Balance at December 31, 2005	$16,178	$530	$1,504	$49,433	$1,604	$13,131	$3,851	$86,231

The goodwill resulting from the acquisitions of VCI and Instantel, which are included in VeriChip’s Healthcare and Security and Industrial divisions and DSD, which is included in Digital Angel’s Animal Application’s division, have been included based upon preliminary purchase price allocations, which are subject to revision.

(1)	Reporting unit is a component of the Advanced Technology segment.
(2)	Reporting unit is a component of the Digital Angel segment.
(3)	Reporting unit is a component of the VeriChip segment

7. Intangibles, net

Intangibles and other assets consist of the following:

	2005	Weighted Average Lives	2004	Weighted Average Lives
	(in thousands)	(in years)	(in thousands)	(in years)

Trademarks	$5,441	Indefinite	$216	Indefinite
Patents and non-patented proprietary technology, net of accumulated amortization of $332 in 2005 and $306 in 2004	6,148	15.0	1,027	8.0
Customer relationships, net of accumulated amortization of $415 in 2005 and $358 in 2004	3,873	8.8	2,768	4.0
Trade names and non compete, net of accumulated amortization of $43 in 2005	350	13.1	—	—
Distribution networks, net of accumulated amortization of $420 in 2005	5,756	8.1	—	—
	$21,568		$4,011

The estimated fair value of intangible assets acquired in the Instantel, VCI, and DSD acquisitions are based upon preliminary purchase price allocations which are subject to revision.

Estimated amortization expense for the years ending December 31, is as follows:

2006	1,889
2007	1,889
2008	1,868
2009	1,701
2010	1,645
Thereafter	7,135
$16,127

Amortization of intangibles and other assets charged against income amounted to $1.9 million, $0.7 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company recorded an impairment charge of approximately $3.3 million in the fourth quarter of 2005 related to other intangible assets associated with Digital Angel’s subsidiary, OuterLink. See Note 15.

8. Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued wages and payroll expenses	$3,704	$2,760
Accrued severance	641	1,108
Accrued bonuses	657	1,044
Accrued purchases	5,096	2,108
Accrued legal reserves	3,101	3,866
Accrued professional fees	1,533	652
Other	4,579	5,858
Deferred revenue	2,765	3,415
Deferred purchase price obligation	3,000	—
	$25,076	$20,811

9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following:

	December 31,
	2005	2004
	(in thousands)
Mortgage notes payable, collateralized by Digital Angel’s land and buildings, payable in monthly installments of principal and interest totaling $30,000, bearing interest at 8.2%, due through November 2010.	$2,281	$2,331

Note payable, payable in quarterly installments of principal and interest totaling $47,000, bearing interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (4.2% at December 31, 2005), due through December 2008.	569	—

Equipment loans, collateralized by DSD’s production equipment, payable in monthly installments of principal and interest totaling $32,000, bearing interest at variable rates, ranging from 4.6% to 7.1% at December 31, 2005, due through January 2010.	1,186	—

Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (4.2% at December 31, 2005) and is determined quarterly, the agreement shall remain effective until further notice.	1,722	—

Line of credit, bears interest at the Canadian prime rate plus 1% (6.0% at December 31, 2005), due on demand, and is secured by all of the assets of VCI.	94	—

Senior Note - Satellite	12,000	—

Line of credit, bears interest at Wells Fargo’s prime rate plus 3% (10.3% at December 31, 2005), due in June 2007.	826	1,825

Notes payable -other and capital lease obligations	659	176
	19,337	4,332
Less: Current maturities	3,645	2,044

	$15,692	$2,288

Senior Note

On December 28, 2005, the Company entered into a $12 million debt financing transaction with Satellite Senior Income Fund, LLC, an affiliate of both SSFP and SSFA, pursuant to the terms of a note purchase agreement. The senior secured note is payable in cash and has a term of 18 months.  The note accrues interest at 12% per annum for the first nine months and then increases by 1% per month thereafter until its maturity date on June 28, 2007.  The note contains certain mandatory redemption events, which include, among other things, non-payment of principal and interest, violation of covenants, and certain other expressly enumerated events.  In order to secure the Company’s obligations under the agreement, it has granted the lender a first priority security interest in substantially all of its assets, excluding the assets of VeriChip, Digital Angel and InfoTech, and it has pledged all of the issued and outstanding capital stock owned by it in VeriChip, InfoTech and certain other wholly-owned subsidiaries of the Company’s and a portion of the issued and outstanding stock of Digital Angel’s common stock owned by the Company. The agreement contains various customary representations and warranties as well as customary affirmative and negative covenants. In connection with the financing, the Company also reduced the exercise price of 200,000 warrants previously issued to SSFA and SSFP in June 2005 from $4.09 to $3.75 in consideration for the forgiveness and waiver by SSFA and SSFP of an aggregate of $37,004 of accrued interest on the Company’s then existing debt with SSFA and SSFP. The increase in the fair value of the warrants as a result of the re-pricing was approximately $12,000 and was recorded as additional interest expense.

Line of Credit -Wells Fargo

On June 30, 2004, InfoTech entered into a credit agreement and credit facility with Wells Fargo. In connection with the execution of the credit agreement, Wells Fargo was paid an origination fee of $40,000. Each year Wells Fargo is required to be paid a facility fee of $15,000 and an unused line fee at the annual rate of 0.5% of the daily-unused amount under the credit facility. Minimum monthly interest is due based on minimum borrowings of $1.5 million. Additional fees are due if the credit facility is terminated by Wells Fargo upon default or if InfoTech terminates the credit facility prior to its termination date. These facility fees were approximately $0.1 million during the first year, $60,000 during the second year and $20,000 each year thereafter. The obligations under the credit facility have been guaranteed by InfoTech and the capital stock of certain of InfoTech’s subsidiaries has been pledged as collateral under a stock pledge agreement. In addition, certain rights under the loan agreement between InfoTech and the Company have been assigned to Wells Fargo under the terms of a collateral agreement, as more fully discussed in Note 23. The credit facility is further collateralized by a first priority security interest in substantially all of the assets of InfoTech. The Wells Fargo credit facility is more fully discussed in Note 2.

The scheduled payments due based on maturities of current and long-term debt at December 31, 2005 are presented in the following table.

Year	Amount (in thousands)
2006	$3,645
2007	12,649
2008	566
2009	284
2010	226
Thereafter	1,967
$19,337

Interest (recovery) expense on the long and short-term notes payable and warrants settleable in shares of the Digital Angel common stock owned by the Company amounted to $(1.7) million, $2.9 million and $22.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The weighted average interest rate (excluding the effect of the interest (recovery) expense associated with the warrants settable in shares of the Digital Angel common stock owned by the Company) was 14.6% and 21.0% for the years ended December 31, 2005 and 2004, respectively.

10. Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)

Warrants payable	$1,123	$4,331
Deferred revenue	536	744

	$1,659	$5,075

11. Fair Value of Financial Instruments

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

Notes Payable

The carrying amount approximates fair value because the current interest rates approximate market rates.

Long-Term Debt

The carrying amount approximates fair value because the current interest rates approximate market rates.

Accounts Payable and Accrued Expenses

The carrying amount approximates fair value.

Other Long-Term Liabilities

The carrying amount approximates fair value. The carrying amount of warrants payable is revalued each reporting period and approximates current fair value.

12.  Stockholders’ Equity

Preferred Shares

The Company has authorized 5.0 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as are specified by the Company’s board of directors. At December 31, 2005, no preferred shares were issued or outstanding.

Warrants

The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

Class of Warrants	Authorized	Issued	Exercised/ Forfeited	Balance December 31, 2005	Exercise Price	Date of Issue	Exercisable Period
Class W	85	85	85	—	$44.17	October 2000	5 years
Class Z	535	535	102	433	2.75	June 2003	4 years
Series B	667	667	—	667	3.30	April 2004	5 years
Series C	1,500	1,500	1,500	—	3.47	October 2004	5 months
Series D	667	667	—	667	5.05	October 2004	5 years
VCI warrants	13	13	13	—	6.26	March 2005	7 months
Series E	976	976	—	976	4.09	June 2005	5 years
Series E	200	200	—	200	3.75	June 2005	5 years
	4,643	4,643	1,700	2,943

The class W warrants were issued in 2000 in connection with the Company’s Series C preferred stock issuance. The warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance. The class W warrants expired unexercised in October 2005.

The class Z warrants were issued in connection with the Company’s 8.5% convertible exchangeable debentures, which were issued on June 30, 2003. The warrants were originally valued at $1.4 million. The original fair value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The original issue discount was amortized as interest expense. The unamortized portion of the original issue discount was fully expensed during the fourth quarter of 2003, when the debentures were satisfied in full. The warrants are settleable in either the Company’s common stock or shares of the Digital Angel Corporation common stock owned by the Company, or a combination of both, at the holders’ option. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by the Company, is being revalued at each reporting period and any resulting increase/decrease results in an increase/recovery of interest expense. During 2005, 2004 and 2003, the Company recorded interest (recovery) expense of $(3.2) million, $1.4 million and $2.0 million, respectively, as a result of these revaluations. The Company will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders elect to exercise the warrants into shares of the Digital Angel common stock owned by the Company, such exercise may result in the Company recording a gain on the transaction. In November 2004, approximately 0.1 million warrants were exercised into approximately 0.2 million shares of the Digital Angel common stock that the Company owned resulting in a gain on the transaction of approximately $0.8 million. The warrants are subject to adjustment upon:

• the issuance of shares of common stock, or options or other rights to acquire the Company's common stock, at an issue price lower than the exercise price under the warrants;

• the declaration or payment of a dividend or other distribution on the Company's common stock; and

• the issuance of any other of the Company's securities on a basis which would otherwise dilute the purchase rights granted by the warrants.

The issuance of the Company's common stock to SSFA in April 2004 triggered the anti-dilution provision under the class Z warrant agreement and, as a result, the exercise price of the warrants exercisable into shares of the Company's common stock was reduced from $5.64 per share to $2.75 per share.

The Series B warrant was issued to SSFA in connection with a securities purchase agreement effective April 16, 2004. The Series B warrant is exercisable for 0.7 million shares of the Company’s common stock. The exercise price of the Series B warrant is $3.30 per share. The Series B warrant vested on April 16, 2005 and expires on April 16, 2010. The Series B warrant agreement provides for anti-dilution provisions that require that the number of shares and the exercise price be adjusted if the Company issues certain securities at a price below the exercise price then in effect or upon the declaration or payment of a dividend or other distribution of the Company’s common stock. The total number of shares that can be issued under such provisions is subject to a ceiling.

The Series C and D warrants were issued to SSFA in connection with a securities purchase agreement effective October 21, 2004. The Series C warrant was exercisable at any time, until April 28, 2005. On March 31, 2005, the Company amended the exercise price of the Series C warrant from $4.33 per share to an exercise price equal to one cent above the closing price of the Company’s common stock on March 31, 2005, or $3.47 per share. SSFA exercised the Series C warrant on March 31, 2005. The proceeds from the exercise of the Series C warrant were approximately $5.2 million. The Series C warrant agreement contained anti-dilution provisions for stock splits and stock dividends. The Series D warrant is exercisable into approximately 0.7 million shares of the Company’s common stock at an exercise price of $5.05 per share. The Series D warrant vests on October 21, 2005 and expires on October 21, 2010. The Series D warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The VCI warrants were issued in connection with the acquisition of VCI on March 31, 2005, as more fully discussed in Note 3. A total of 13,204 warrants exercisable into 13,204 shares of the Company’s common stock were issued. These warrants expired unexercised in October 2005.

The Series E warrants were issued in connection with the Company’s financing with SSFA and SSFA on June 10, 2005. Warrants to acquire 739,516 and 436,559 shares of the Company’s common stock were issued to SSFP and SSFA, respectively. The warrants are exercisable at any time at exercise prices ranging from $3.75 to $4.09 per share until they expire on June 10, 2010, subject to anti-dilution provisions. The Series E warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

Warrant Series	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate

W	0%	43.41%	1.69	6.40%

Z	0%	76.00%	4.0	1.50%

B	0%	69.00%	6.0	3.38%

C	0%	50.00%	0.42	2.00%

D	0%	50.00%	6.0	3.31%

VCI Warrants	0%	50.00%	0.67	3.38%

E	0%	50.00%	5.0	3.75%

Stock Option Plans

On December 12, 2005, the Company’s board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to certain employees, directors and consultants (to the extent not already vested on that date), excluding approximately 0.2 million of Digital Angel’s options, provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The purpose of accelerating the vesting of the employees’ and directors’ options was to enable the Company to avoid recognizing in its statements of operations compensation expense associated with the options in future periods. The accelerated vesting is more fully discussed in Note 1.

During 1996, the Company adopted a nonqualified stock option plan, or the Option Plan. During 2000, the Company adopted the 1999 Flexible Stock Plan, or the 1999 Flexible Plan. With the 2000 acquisition of Destron Fearing, the Company acquired an additional stock option plan referred to as the Employee Stock Option Plan. During 2003, the Company adopted the 2003 Flexible Stock Plan, or the 2003 Flexible Plan. During 2005, with the acquisition of VCI, the Company acquired two additional stock option plans, referred to as the VCI Option Plans. The Company had a seventh stock option plan that it had acquired in connection with the 2000 acquisition of Destron Fearing that it terminated upon the expiration of all outstanding stock options in 2005.

Under the Option Plan, options for 1.0 million common shares were authorized for issuance to certain officers, directors and employees of the Company. As of December 31, 2005, approximately 0.9 million options have been issued, net of forfeitures, and 0.1 million are outstanding under the Option Plan. The options are fully vested and are exercisable over a period of five years.

Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights, or SARs, or performance shares may be granted to officers, directors and employees of the Company is 3.6 million. As of December 31, 2005, 3.5 million options have been granted, net of forfeitures, and 1.2 million are outstanding. The options are fully vested and are exercisable over a period of five years.

Under the Employee Plan, the Plan authorized the grant of options to the employees to purchase shares of common stock. As of December 31, 2005, 0.1 million options have been granted and 0.1 million are outstanding. The Plan has been discontinued with respect to any future grant of options.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, SARs, or performance shares may be granted to officers, directors and employees of the Company is 5.2 million. As of December 31, 2005, 4.8 million options have been granted and 4.7 million are outstanding. In addition, as of December 31, 2005, 30,000 shares of common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors’ fees. The options are fully vested and are exercisable over a period of seven years.

Under the VCI Option Plan, the Plan authorized the grant of options to VCI’s employees to purchase shares of common stock. As of December 31, 2005, 0.2 million options have been granted and 0.2 million are outstanding. The Plan has been discontinued with respect to any future grant of options.

No SARs have been granted under the aforementioned plans.

In addition, as of December 31, 2005, the Company has granted approximately 0.2 million options, net of forfeitures, and has outstanding 0.2 million options which were granted outside of the above plans as an inducement to employment or for consulting services

A summary of the stock option activity for the Company’s stock options plans for 2005, 2004 and 2003 is as follows (in thousands, except per share price data):

	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	4,068	$6.15	2,492	$9.30	3,404	$7.10
Granted (1) (2)	3,004	3.05	1,868	2.73	2,017	1.40
Exercised (1) (2)	46	2.42	(212)	2.59	(1,544)	0.30
Forfeited (1) (2)	536	12.70	(80)	15.99	(1,385)	2.80

Outstanding on December 31	6,490	4.34	4,068	6.41	2,492	9.30

Exercisable on December 31	6,490	4.34	2,126	9.79	1,780	11.30

Shares available on December 31
for options that may be granted	669		253		758

(1)	Amounts for 2003 include approximately 1.3 million options, which were re-priced in 2003 in connection with severance agreements. See Note 14.
(2)	See Note 13 regarding certain options that were re-priced in 2001.

The following table summarizes information about the Company’s stock options at December 31, 2005, (in thousands, except per share price data):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
		(in years)
$0.01 to $10.00	6,123	6.0	$3.07	6,123	$3.07
$10.01 to $20.00	115	1.6	14.72	115	14.72
$20.01 to $30.00	191	0.8	27.54	191	27.54
$30.01 to $40.00	44	0.5	34.30	44	34.30
$40.01 to $50.00	8	0.6	44.10	8	44.10
$50.01 to $60.00	8	0.3	58.32	8	58.32
$60.01 to $80.00	1	0.1	75.00	1	75.00
	6,490	5.8	$4.34	6,490	$4.34

In addition to the above options, certain subsidiaries of the Company have issued options to various employees, officers, directors and consultants. Information pertaining to option plans of the Company’s subsidiaries is as follows:

VeriChip

In February 2002, the board of directors of VeriChip Corporation approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers, and employees is 5.9 million. As of December 31, 2005, 5.4 million options, net of forfeitures, have been granted to directors, officers, and employees under the plan, and all of the options granted were outstanding as of December 31, 2005. As of December 31, 2005, no SARs have been granted under the VeriChip 2002 Plan. The options are fully vested and are exercisable for a period of up to eight years.

In May 2005, the board of directors of VeriChip Corporation approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is 0.8 million. As of December 31, 2005, 0.7 million options, net of forfeitures, have been granted to directors, officers, and employees under the plan, and all of the options granted were outstanding as of December 31, 2005. As of December 31, 2005, no SARs have been granted under the VeriChip 2005 Plan. The options are fully vested and are exercisable for a period of up to seven years.

In addition, as of December 31, 2005, 0.1 million options, net of forfeitures, have been granted outside of VeriChip’s plans as an inducement to employment or for consulting services, and all of the options were outstanding as of December 31, 2005.

A summary of stock option activity for VeriChip’s plans for 2005, 2004 and 2003 is as follows (in thousands, except per share price data):

	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding on January 1	5,477	$0.18	4,161	$0.12	4,604	$0.08
Granted	1,284	2.37	2,023	0.57	540	0.38
Exercised	—	—	—	—	—	—
Forfeited	(597)	0.17	(707)	0.95	(983)	0.08

Outstanding on December 31	6,164	0.64	5,477	0.18	4,161	0.12

Exercisable on December 31(1)	6,164	0.64	4,054	0.11	2,894	0.08

Shares available on December 31
for options that may be granted	636		457		1,773

The following table summarizes information about VeriChip’s stock options at December 31, 2005 (in thousands, except per share price data):

	Outstanding Stock Options			Exercisable Stock Options(1)
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
		(in years)
$0.0000 to $0.3000	3,171	3.6	$0.08	3,171	$0.08
$0.3100 to $1.3500	1,716	6.1	0.38	1,716	0.38
$1.3501 to $2.0250	200	8.2	1.71	200	1.71
$2.0251 to $2.7000	893	7.6	2.35	893	2.35
$2.7001 to $3.3750	167	7.5	2.85	167	2.85
$3.3751 to $6.7500	17	7.0	6.75	17	6.75
	6,164	5.1	$0.64	6,164	$0.64

(1)	Assumes consummation of VeriChip’s initial public offering.

Under VeriChip’s stock option plans, including its VeriChip 2002 Plan amended in February 2005, unless otherwise provided, no holder of an option award may exercise such option award if VeriChip’s common stock is not then traded publicly on the bulletin board or on a stock exchange or other such market, except: (i) in connection with a sale of all or part of VeriChip’s common stock, or (ii) within two months prior to the expiration date of the option award.

Digital Angel

Under MAS’s nonqualified stock option plan, or the MAS Stock Option Plan, options have five and 10 year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2005, options to purchase 0.5 million shares were outstanding and 0.3 million shares were available for future grants of options. In February 2006, the MAS stock option plan has been discontinued with respect to future grants.

During 1999, Digital Angel adopted a non-qualified stock option plan, or the Stock Option Plan. In connection with the merger with MAS, pre-merger Digital Angel assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”). As amended, the DAC Stock Option Plan provides 18.2 million shares of Digital Angel’s common stock for which options may be granted. As of December 31, 2005, options to purchase 8.0 million shares of Digital Angel’s common stock were outstanding 0.2 million restricted shares were outstanding and 2.5 million shares are available for future grants of options.

The options vest as determined by Digital Angel’s board of directors and are exercisable for a period of no more than 10 years.

A summary of stock option activity for Digital Angel’s plans for 2005, 2004 and 2003 is as follows (in thousands, except exercise price data):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	5,028	$3.23	7,357	$2.98	7,816	$2.56
Granted	3,922	4.97	1,905	3.81	1,825	2.63
Exercised	(20)	2.73	(4,076)	2.94	(1,672)	0.67
Forfeited	(475)	4.46	(158)	3.90	(612)	3.44
Outstanding on December 31	8,455	3.97	5,028	3.23	7,357	2.98
Exercisable on December 31	8,255	3.98	3,255	2.94	5,333	3.07
Shares available for grant on December 31	2,811	—	4,412	—	1,157	—

The following table summarizes information about Digital Angel’s stock options at December 31, 2005 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$ 0.01 to $2.00	1,227	6.51	$1.30	1,227	$1.30
$ 2.01 to $4.00	3,296	7.73	3.60	3,196	3.62
$ 4.01 to $6.00	3,814	9.02	4.96	3,714	4.98
$6.01 to $8.00	—	—	—	—	—
$ 8.01 to $10.00	118	4.38	10.00	118	10.00
	8,455	8.09	3.97	8,255	3.98
InfoTech

In February 1998, InfoTech’s shareholders approved a stock option plan, or the InfoTech 1998 Plan, as amended. Under the InfoTech 1998 Plan, 1.0 million shares of InfoTech’s common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The InfoTech 1998 Plan will terminate in February 2008. During 1998, 1999 and 2000, options were granted to directors and employees of InfoTech with immediate vesting. All other options granted under the plan vest over a four-year period following the date of grant. Options granted under the InfoTech 1998 Plan expire from five to 11 years from the date of grant. As of

December 31, 2005, 0.7 million options have been issued under the InfoTech 1998 Plan and 0.7 million options remain outstanding.

In March 2001, the shareholders of InfoTech approved the InfoTech USA, Inc. 2001 Flexible Stock Plan, or the InfoTech 2001 Plan. Under the InfoTech 2001 Plan, the number of shares which were issued, or for which options, SARs or performance shares may be granted to certain directors, officers and employees of InfoTech was 2.5 million with a provision for an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of InfoTech USA, Inc.’s outstanding shares as of the first day of such calendar year, but in no event more than 10.0 million shares in the aggregate. As of December 31, 2005, 4.3 million stock options have been issued under the InfoTech 2001 Plan, and 3.4 million were outstanding as of December 31, 2005. No SARs have been granted as of December 31, 2005. The options may not be exercised until six months to one year after the options have been granted, and are exercisable over a period ranging from seven to ten years.

A summary of stock option activity related to InfoTech’s stock option plans is as follows (in thousands, except exercise price data):

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding on January 1	3,825	$.39	4,070	$.45	4,670	$.45
Granted	300.41		200.31		—	—
Exercised	—	—	—	—	—	—
Forfeited	(20)	(.88)	(445)	(1.03)	(600)	(.49)
Outstanding on December 31	4,105.38		3,825.39		4,070.45

Exercisable on December 31	4,105.38		3,825.39		4.070	.45

The following table summarizes information about the InfoTech’s options outstanding at December 31, 2005 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range Of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (in years)	Price	Shares	Price

$0.01 to $0.29	2,225	4.8	$0.28	2,225	$0.28
$0.30 to $0.39	850	6.5	$0.33	850	$0.33
$0.40 to $0.59	650	6.6	$0.44	650	$0.44
$0.60 to $1.00	380	4.8	$0.98	380	$0.98
	4,105	5.4	$0.38	4,105	$0.38

Thermo Life Energy Corp.

In April 2003, the board of directors of Thermo Life Energy Corp. approved the Thermo Life Energy Corp. 2003 Flexible Stock Plan, or the Thermo Life 2003 Plan. Under the Thermo Life 2003 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers and employees is 7.0 million. As of December 31, 2005, 3.9 million options have been granted to directors, officers and employees under the plan, and all of the options granted were outstanding as of December 31, 2005. The options vest from six months to three years from the date of grant and expire seven years from the vesting date. As of December 31, 2005, no SARs have been granted under the Thermo Life 2003 Plan.

In April 2005, the board of directors of Thermo Life Energy Corp. approved the Thermo Life Energy Corp. 2005 Flexible Stock Plan, or the Thermo Life 2005 Plan. Under the Thermo Life 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is 0.9 million. As of December 31, 2005, no options, SARs or performance shares have been granted under the Thermo Life 2005 Plan.

Qualified Employee Stock Purchase Plan

During 1999, the Company adopted a qualified Employee Stock Purchase Plan, or the Stock Purchase Plan. Under the Stock Purchase Plan, options have been granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 1.3 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 0.7 million shares have been issued and exercised through December 31, 2005. Each participant’s options to purchase shares were automatically exercised for the participant on the exercise dates determined by the Company’s board of directors. Under FAS 123R, options granted under the stock purchase plan may be compensatory. As a result, the Company is considering various alternatives in connection with the plan, which include changing the terms of grant or terminating the Stock Purchase Plan.

13. Stock-Based Compensation Expense Associated With Options and Restricted Stock

The Company (recovered) incurred approximately $(0.2) million, $32,000 and $(1.3) million of stock-based compensation expense during 2005, 2004 and 2003, respectively, due primarily to re-pricing 1.9 million stock options during 2001. The amounts also reflect the impact of extending certain of these options. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options have been accounted for as variable options under APB No. 25 and, accordingly, fluctuations in the price of the Company’s common stock result in increases and decreases of stock-based compensation expense until the options are exercised, forfeited or expired.

During 2005, the Company incurred approximately $1.1 million of expense associated with stock options issued to consultants.

During 2005, Digital Angel issued 0.2 million shares of it restricted common stock to its chairman of the board, who is also the Company’s chief executive officer,  and a former employee. The Company recorded compensation expense of approximately $34,900 in 2005 associated with the restricted stock.

The non-cash, stock-based compensation charges associated with options and restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.

14. Severance Agreements

On March 21, 2003, Richard J. Sullivan, the Company’s then chairman of the board and chief executive officer, retired from such positions. The Company’s board of directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 5.6 million shares of the Company’s common stock. The Company issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 1.1 million shares of the Company’s common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Payments under Richard Sullivan’s severance agreement were in lieu of payments under his employment agreement, which provided for total payments of approximately $17.3 million. In view of the Company’s cash constraints at the time and its need at the time to dedicate its cash resources to satisfying its obligations to IBM Credit, the Company commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement required the Company to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

On March 21, 2003, Jerome C. Artigliere, the Company’s then senior vice president and chief operating officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received 0.5 million shares of the Company’s common stock. The Company issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 0.2 million shares of the Company’s common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Mr. Artigliere’s severance agreement provided that the payment of shares and re-pricing of options provided under that agreement was in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

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

15. Asset Impairment

Asset impairment during the years ended December 31, 2005, 2004 and 2003 was:

	2005	2004	2003
Goodwill:
Digital Angel	$3,854	$—	$—
InfoTech	—	—	2,154
Total goodwill	3,854	—	2,154
Other intangible assets - Digital Angel	3,287	—	--
Software and other	—	—	302
	$7,141	$—	$2,456

As of December 31, 2005, the net carrying value of the Company’s goodwill was $86.2 million. There was no impairment of goodwill upon the Company’s annual review for impairment in the fourth quarter of 2004. However, based upon the Company’s annual review for impairment in the fourth quarters of 2005 and 2003, the Company recorded goodwill impairment charges of $3.9 million and $2.2 million in 2005 and 2003, respectively. The impairment charge recorded in 2005 related to the goodwill associated with Digital Angel’s subsidiary, OuterLink, and the impairment charge recorded in 2003 related to the goodwill associated with the Company’s InfoTech segment.

During the fourth quarter of 2005, the Company also recorded an impairment charge of $3.3 million for other intangible assets associated with Digital Angel’s subsidiary, OuterLink.

In accordance with FAS 142, upon adoption, the Company was required to allocate goodwill to its reporting units. The Company’s reporting units and its methodology for assigning goodwill to its reporting units is described in Note 6.

The Company’s methodology for estimating the fair value of each reporting unit during the fourth quarter of 2005, 2004 and 2003 was a combination of impairment testing performed both internally and externally. Management determined the fair value of VeriChip’s reporting units based on its valuations (substantially all of VeriChip’s reporting units were acquired during 2005). The tests for the Perimeter Technology and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with Digital Angel and the InfoTech reporting unit were performed externally through the engagement of outside valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses. The InfoTech reporting unit had a fiscal year ending on September 30, and therefore, its tests were performed during InfoTech’s fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded.

For the Computer Equity Corporation reporting unit and Digital Angel’s reporting units, management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the independent valuation reports were based. The valuation firm’s methodology including residual or terminal enterprise values were based on the following factors: current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation. The assumptions used in the determination of fair value using discounted cash flows were as follows:

• Cash flows were generated for 5 years, which was the expected recovery period for the goodwill;
• Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
• Discount rates ranging from 15.0% to 22.5% were used. The rates were determined based on the level of risk associated with a company’s operations and the related degree of certainty of generating future cash flows.

Residual or Terminal Enterprise Value Calculation:

The outside valuation firms were engaged to perform a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to its reporting units. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit’s discounted cash flow model.

Based upon the valuation of Digital Angel’s subsidiary, OuterLink, and its operating loss during the past two years, it was determined that the full value of OuterLink’s goodwill and other intangible assets of approximately $7.1 million was impaired as of December 31, 2005.

The Company’s InfoTech segment operates on a September 30 fiscal year end. As part of InfoTech’s fiscal year end planning cycle during its fourth quarter of 2003, InfoTech’s management engaged an outside valuation firm to review and evaluate its goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by

InfoTech. The methodology used by the outside valuation firm to evaluate InfoTech’s goodwill was the same as discussed above for the valuations associated with Digital Angel and Computer Equity Corporation. Based on the valuation, InfoTech’s goodwill was not impaired as of September 30, 2003. However, InfoTech had not achieved its projected operating results, and it had not returned to profitability. Also, the market value of InfoTech’s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003 than its book value. In addition, third parties had expressed interest in purchasing InfoTech for amounts less than the Company’s carrying value. As a result of these factors, the Company believed that the full value of InfoTech’s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

16. Income Taxes

The benefit (provision) for income taxes consists of:

	2005	2004	2003
Current:
United States at statutory rates	$463	$(74)	$(101)
International	(251)	(3)	—
Current income tax benefit (provision)	212	(77)	(101)
Deferred:
United States	—	—	(1,601)
International	235	—	—
Deferred income taxes benefit (provision)	235	—	(1,601)

	$447	$(77)	$(1,702)

Digital Angel has operations in Europe. VeriChip has operations in Canada. The Company considers earnings from its foreign entities to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2005	2004
Deferred Tax Assets:
Liabilities and reserves	$4,613	$5,768
Stock-based compensation	1,266	1,094
Property and equipment	77	109
Foreign tax credit carryforwards	1,361	—
Net operating loss carryforwards	105,326	94,517
Gross deferred tax assets	112,643	101,488
Valuation allowance	(110,419)	(100,140)
	2,224	1,348
Deferred Tax Liabilities:
Installment sales	48	1,151
Intangible assets	7,398	197
	7,446	1,348

Net Deferred Tax Asset/(Liability)	$(5,222)	$—

The deferred tax assets and liabilities are included in the balance sheet captions:

	(In thousands)
	December 31, 2005	December 31, 2004
Current deferred tax assets	$422	$—
Long-term deferred tax liability	(5,644)	—
Net Deferred Tax Liabilities	$(5,222)	$—

The valuation allowance for deferred tax asset increased by $10.3 million and $12.9 million in 2005 and 2004, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and the Company’s projected pre-tax income. The Company's goodwill is not deductible for tax purposes.

Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of (in thousands):

	2005	2004	2003

Domestic	$(18,463)	$(12,330)	$12,312
International	2,286	2,111	(2,004)

	$(16,177)	$(10,219)	$10,308

At December 31, 2005, the Company had aggregate net operating loss carryforwards of approximately $264.2 million for income tax purposes that expire in various amounts through 2025. Digital Angel and InfoTech file separate federal income tax returns. Of the aggregate U.S. net operating loss carryforwards of $259.8 million, $69.7 million and $5.2 million relate to Digital Angel and InfoTech, respectively. Approximately $31.8 million of the U.S. net operating loss carryforwards of Digital Angel were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code section 382 related to change of ownership limitations.

Based upon these same change of ownership rules under IRC section 382, Applied Digital’s separate U.S. net operating loss carryforwards of $179.5 million may in the future be significantly limited as to the amount of use in any particular year. This may occur if in the future Applied Digital issues common stock or additional equity instruments convertible into shares of the Company’s common stock, which results in the Company’s ownership change exceeding the 50% limitation threshold imposed by that section.

Of the total aggregate net operating loss carryforwards, foreign loss carryforwards are approximately $4.4 million. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2005	2004	2003
	%	%	%

Statutory tax/(benefit) rate	(34)	(34)	34
Nondeductible intangibles amortization/impairment	26	1	27
State income taxes, net of federal benefits	(3)	(4)	2
Disallowed losses from capital transactions and changes in minority interest of subsidiary	(18)	15	10
Differences in interest on convertible debentures	(8)	2	53
Gain on dispositions under share exchange agreement	—	12	—
Foreign tax differences	(3)	—	—
Change in deferred tax asset valuation allowance(1)	41	7 (2)	(104	)(2)
Impact of prior year adjustments(3)	(7)	—	—
Other	1	1	3

	(5)	—	25

(1) Substantially attributed to net operating losses.
(2) Includes the tax effect of stock options exercised in 2004 and 2003 of (36)% and (18)% respectively.
(3) Related to the reversal of prior year estimated tax liabilities, which were no longer required.

17. Discontinued Operations

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

Medical Systems was one of the Company’s reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in the Company’s financial statements, and prior periods have been restated accordingly. The following discloses the operating results from discontinued operations for the years ended December 31, 2005, 2004 and 2003, which consist of the results attributable to Medical Systems:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Product revenue	$—	$204	$875
Service revenue	—	223	1,405
Total revenue	—	427	2,280
Cost of products sold	—	87	523
Cost of services sold	—	317	1,031
Total cost of products and services sold	—	404	1,554
Gross profit	—	23	726
Selling, general and administrative expense	—	1,187	776
Asset impairment	—	—	2,986
Depreciation and amortization	—	107	492
Interest and other income	177	185	46
Minority interest	(78)	(356)	(1,048)
Income (loss) from discontinued operations	$99	$(730)	$(2,434)

The above results do not include any allocated or common overhead expenses. The Company has not provided a provision/benefit for income taxes on the income (loss) attributable to Medical Systems. The Company does not anticipate incurring additional income or loss associated with Medical Systems in the future. However, in accordance with FAS 144, any additional changes in the value of liabilities associated with Medical Systems will be reflected in the Company’s financial statements as incurred.

The asset impairments for Medical Systems in 2003 consisted of the impairment of goodwill of approximately $2.4 million and the impairment of other intangible assets of approximately $0.6.

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

Assets and liabilities of discontinued operations are as follows at December 31:

Discontinued Operations:	2005	2004
Assets
Other assets, net	$—	$135
Total assets	$—	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,090	4,178
Accrued expenses	1,383	1,426
Total current liabilities	5,499	5,630
Total liabilities	5,499	5,630
Total net liabilities of discontinued operations	$5,499	$5,495

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

During 2005, 2004 and 2003, discontinued operations incurred a decrease (increase) in estimated loss on disposal and operating losses accrued on the measurement date of $0.1 million, $2.2 million and $(0.4) million, respectively. The reason for the decrease in estimated loss for 2005 was due to the reversal of certain liabilities. The Company had not guaranteed these liabilities and these liabilities no longer represent legally enforceable claims. The primary reason for the decrease in the estimated loss for 2004 was the settlements of litigation and sales tax liabilities for amounts less than anticipated. The primary reasons for the increase in estimated losses for 2003 were an increase in estimated facility cancellation costs of $0.2 million and the operations of the one remaining business unit in this segment, which was sold in July 2003.

The Company does not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from the Company’s estimates and any adjustments will be reflected in the Company’s future financial statements. During the years ended December 31, 2005, 2004 and 2003, the estimated amounts recorded were as follows:

	Year Ended December 31,
	2005	2004	2003
	(amounts in thousands)
Operating losses and in 2003 estimated loss on the sale of business unit	$84	$—	$(205)
Carrying costs decrease (increase)	—	2,185	(177)
Provision for income taxes	—	—	—
	$84	$2,185	$(382)

The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2003 through December 31, 2005 (amounts in thousands):

Type of Cost	Balance, December 31, 2003	Additions	Deductions	Balance December 31, 2004
Operating losses	$—			$—
Carrying costs	4,913	$—	$4,037	876
Total	$4,913	$—	$4,037	$876

Type of Cost	Balance, December 31, 2004	Additions	Deductions	Balance December 31, 2005
Operating losses	$—	$84	$84	$—
Carrying costs (1)	876	—	—	876
Total	$876	$84	$84	$876

(1) Carrying costs at December 31, 2005, include approximately $0.7 million for severance and employment contract settlements, approximately $0.1 million for lease commitments, and approximately $46,000 for sales tax liabilities.

18. Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share attributable to common stockholders is provided as follows, in thousands, except per share amounts:

	2005	2004	2003
Numerator:
Numerator for basic earnings per share -
(Loss) income from continuing operations	$(10,348)	$(18,754)	$5,959
Preferred stock dividends	(1,573)	—	—
Accretion of beneficial conversion feature	(474)	—	—
(Loss) income from continuing operations attributable to common stockholders	(12,395)	(18,754)	5,959
Income (loss) from discontinued operations	183	1,455	(2,816)
Net (loss) income attributable to common stockholders	$(12,212)	$(17,299)	$3,143

Denominator:
Denominator for basic (loss) earnings per share attributable to common
stockholders - weighted-average shares outstanding (1)	62,900	51,291	36,178
Weighted-average shares:
Stock options	—	—	759
Warrants	—	—	362
Denominator for diluted (loss) earnings per share attributable to common
stockholders - weighted-average shares outstanding (1)	62,900	51,291	37,299

(Loss) earnings per share attributable to common stockholders - Basic
Continuing operations	$(0.20)	$(0.37)	$0.17
Discontinued operations	0.01	0.03	(0.08)
Total - basic	$(0.19)	$(0.34)	$0.09
(Loss) earnings per share attributable to common stockholders - Diluted
Continuing operations	$(0.20)	$(0.37)	$0.16
Discontinued operations	0.01	0.03	(0.08)
Total - diluted	$(0.19)	$(0.34)	$(0.08)

(1)
The weighted-average shares listed below were not included in the computation of diluted (loss) income per share attributable to common stockholders for the years ended December 31, 2005, 2004 and 2003, because to do so would have been anti-dilutive.

	2005	2004	2003
Preferred stock	508	—	—
Convertible note payable	757	—	—
Warrants	164	406	—
Stock options	962	300	—
Debenture conversion	—	—	749
	2,391	706	749

19. Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $1.9 million, $2.0 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2005 are as follows (in thousands):

Year	Minimum Rental Payments	Employment Contracts

2006	$1,888	$2,092
2007	1,643	644
2008	1,497	688
2009	1,265	143
2010	1,022	—
Thereafter	14,895	—
	$22,210	$3,567

On April 8, 2004, the Company entered into an employment agreement with Scott R. Silverman, its chairman of the board and chief executive officer, which became retroactively effective on January 1, 2004, and terminates five years from such effective date. The employment agreement provides for a base salary of approximately $330,000 with minimum annual increases of 10% of the base salary, a discretionary bonus and other benefits. In addition, it provided for the grant of options to acquire approximately 0.9 million shares of the Company’s common stock with exercise prices equal to the fair market value on the date of grant. The options, which originally vested ratably over a three-year period commencing April 8, 2004, were fully vested on December 30, 2005 in connection with the board of directors decision to accelerate the vesting of all of the Company’s unvested stock options as more fully discussed in Note 1. The options expire on April 8, 2012. Upon termination of Mr. Silverman’s employment, certain payments become due, the amounts of which depend on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. In addition, any outstanding stock options held by Mr. Silverman as of the date of the change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the employment agreement may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.

Other than the agreement entered into with Scott R. Silverman discussed above, the Company has not entered into employment contracts with any of its other executive officers. In May 2004, the Company entered into an executive management change in control plan with certain of its executive officers, which provide for the payment of one half to up to 3 times the then current base salary and average annual bonuses paid to the officers, as well as the continued payment of any leased vehicles used by the executives. In addition, any outstanding stock options held by the executive officers as of the date of the change of control become vested and exercisable as of such date, or in the case of an acquisition of all of the common stock of the Company, such options shall vest prior to such closing and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the change in control plan may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at the executives’ option.

The Company has established a severance policy for its officers (excluding Scott R. Silverman) under which, if the Company terminates an employee without cause, as defined, or the employee resigns with good reason, the employee will receive severance payments. Under the policy, the Company’s senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the employee has been in the Company’s employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with the Company or if the employee breaches a duty of confidentiality.

In addition, the Company has entered into employment contracts with certain of its key employees, which provide for the payment of severance upon the termination of employment by the Company.

Beginning with the year-ended December 31, 2004, the Company’s board of directors authorized and adopted an Incentive and Recognition Policy (“IRP”). The IRP is designed to strongly motivate senior management to achieve goals that, in the judgment of the compensation committee of the board of directors, are important to the long-term success of the Company. Under the IRP, cash bonuses of approximately $0.5 million and $1.2 million was earned in 2005 and 2004, respectively, by the Company’s executive officers, based upon the achievement of certain goals including the filing of VeriChip’s registration statement in December 2005 in connection with its planned initial public offering, and obtaining the FDA’s approval to market VeriChip for its medical applications in 2004. In 2006, the Company will be obligated to make certain bonus payments under the IRP, subject to the achievement of goals as prescribed under the plan.

20. Profit Sharing Plan

The Company has a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible U.S. employees. The Company has made no matching contributions to the 401(k) Plan.

VeriChip maintains and contributes to and has certain obligations under a defined contribution pension plan for eligible Canadian employees. Contributions for the year ended December 31, 2005, 2004 and 2003 were $35,000, $0.0 million and $0.0 million, respectively.

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

The Company’s United Kingdom subsidiary has certain defined contribution pension plans. The Company’s expense relating to the plans approximated $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

21. Legal Proceedings

The Company is currently involved in several legal proceedings. The Company has accrued its estimate of the probable costs for the resolution of these claims, and as of December 31, 2005, the Company has approximately $3.1 million in estimated reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s estimates.

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

On or about July 6, 2004, Hark Vasa filed a cross-complaint against PDSC and the Company in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for equitable contribution and indemnity. Mr. Vasa seeks damages against PDSC and the Company arising from the purported failure to deliver his shares of the Company’s common stock on a timely basis under the agreement by which the Company acquired PDSC’s predecessor from Mr. Vasa and others. The Company and PDSC have asserted counterclaims against Mr. Vasa and his family trusts arising from his failure to disclose various facts surrounding PDSC’s predecessor during that acquisition transaction, his breaches of fiduciary duty to PDSC and other wrongful conduct relating to the trust at issue in the Maudlin suit. This suit is in the discovery stage. The Company intends to vigorously defend this suit.

Metro Risk

On January 10, 2005, VeriChip commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, VeriChip claims that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against the Company for breach of contract and fraud. Metro Risk seeks unspecified damages, lost profits and attorneys’ fees. Currently, VeriChip has pending a motion to strike Metro Risk’s answer, affirmative defenses, allegations within the counterclaim, and other claims. Given the early stage of the case and because discovery has not yet begun, the Company and its counsel is currently unable to assess the Company’s exposure to loss.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit claimed that Allflex was marketing and selling a syringe implantable identification transponder that infringed a 1993 patent granted to Digital Angel for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claimed that PetHealth was using, selling and/or distributing the same transponder in violation of Digital Angel’s patent. The suit sought, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit sought actual damages, punitive damages and interest, costs and attorneys’ fees. Allflex asserted a counterclaim for breach of contract of an existing license agreement between Digital Angle and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement. Allflex also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement. Digital Angel contested the motion on the ground that Allflex’s actions exceed the scope of the license and constituted an impermissible infringement of the patent and asked the Court for leave to amend the complaint to assert a claim for infringement of a separate patent licensed exclusively to Digital Angel by Bio Medic Data Systems. On June 23, 2005, the Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying Digital Angel’s motion for leave to amend.

On July 21, 2005, Allflex filed an action in the United Stated District Court for the Northern District of Texas seeking a declaratory judgment that it did not infringe the Bio Medic patent. Digital Angel has not been served with this complaint and Allflex agreed to withdraw the complaint without prejudice.

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases. Digital Angel contested this motion, and on October 6, 2005, the Court denied the motion in its entirety. Final judgment in the action was entered on February 21, 2006, and Digital Angel is considering whether to appeal the Court’s ruling granting judgment on the pleadings.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are or have been sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. Digital Angel believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. Following the hearing, the Court took the matter under advisement, and indicated that a ruling on the scope of the claims would be issued in the ordinary course. As of March 10, 2005, no ruling has been received by Digital Angel.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004 The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against Digital Angel. Digital Angle filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 12, 2005, the Alabama Court denied Digital Angel’s motion to dismiss the complaint, but granted Digital Angel’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, Digital Angel and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. This motion has been scheduled for a hearing in March 2006. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, to the Company from this lawsuit.

22. Segment Information

The Company operates in four business segments: VeriChip, Digital Angel, Advanced Technology and InfoTech.

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of the Company’s subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative expense (reductions) associated with companies sold or closed in 2002 and 2001, and interest expense, administrative and other expenses and income associated with corporate activities and functions. Included in “Corporate/Elimination” for the year ended December 31, 2003, is a gain on the extinguishment of debt obligations to IBM Credit of approximately $70.1 million, $4.3 million of bonuses awarded to directors, officers and employees for the successful repayment of all obligations to IBM Credit, and a severance charge of approximately $17.9 million.

The VeriChip, Digital Angel, Advanced Technology and InfoTech segments’ products and services are as follows:

Operating Segment	Principal Products and Services

VeriChip
• Healthcare RFID systems
• Security and Industrial

Digital Angel
• Animal Applications
• GPS and Radio Communications

Advanced Technology
• Voice, data and video communications networks
• Call center software
• Customer relationship management software and services
• Website design and Internet access (in 2003)

InfoTech
• Computer hardware
• Computer services

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data for the VeriChip and Advanced Technology segments include an allocated charge for shared expenses and corporate overhead costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income as presented below. Certain amounts in 2004 and 2003 have been reclassified for comparative purposes.

	2005 (in thousands)
	VeriChip	Digital Angel	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$14,519	$53,623	$14,617	$14,910	$—	$97,669
Net service revenue from external customers	1,349	2,506	10,484	1,729	—	16,068
Intersegment net revenue- product	—	697	—	—	(697)	—
Total revenue	$15,868	$56,826	$25,101	$16,639	$—	$113,737

Depreciation and amortization (1)	$1,383	$2,412	$226	$86	$154	$4,261
Goodwill and Asset impairment	—	7,141	—	—	—	7,141
Interest and other income	63	412	833	143	1,192 (4)	2,643
Interest expense (recovery)	343	366	63	215	(2,707)	(1,720)
(Loss) income from continuing operations
before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary(2)	(3,817)	(9,342)	297	(503)	(2,812)	(16,177)
Goodwill	16,982	51,037	18,212	—	—	86,231
Segment assets	48,041	92,776	37,648	5,989	1,534	185,988
Expenditures for property and equipment	424	1,382	226	36	57	2,125

	2004 (in thousands)
	VeriChip	Digital Angel	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$247	$44,186	$37,476	$14,846	$—	$96,755
Net service revenue from external customers	—	2,028	10,061	3,155	—	15,244
Intersegment net revenue- product	—	88	—	—	(88)	—
Total revenue	$247	$46,302	$47,537	$18,001	$(88)	$111,999
Depreciation and amortization (1)	$48	$2,007	$222	$161	$148	$2,586
Interest and other income	15	153	138	164	1,426	1,896
Interest expense	145	1,343	23	121	1,228	2,860
(Loss) income from continuing operations
before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (2)(3)	(1,687)	(2,391)	670	(202)	(6,609)	(10,219)
Goodwill	—	49,982	18,212	—	—	68,194
Segment assets	283	92,673	36,247	8,096	2,889	140,188
Expenditures for property and equipment	32	611	296	27	360	1,326

	2003 (in thousands)
	VeriChip	Digital Angel	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$545	$32,364	$33,259	$11,606	$—	$77,774
Net service revenue from external customers	—	1,558	10,805	2,850	—	15,213
Intersegment net revenue- product	—	510	—	—	(510)	—
Total revenue	$545	$34,432	$44,064	$14,456	$(510)	$92,987

Depreciation and amortization (1)	$44	$1,233	$201	$213	$200	$1,891
Asset impairment	—	—	302	2,154		2,456
Interest income	—	172	88	95	564	919
Interest expense	77	772	161	18	21,559	22,587
(Loss) income from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (2)	(1,194)	(6,274)	734	(3,052)	20,094	10,308
Goodwill	—	45,119	18,212	—	—	63,331
Segment assets	782	64,976	37,500	5,789	2,884	111,931
Expenditures for property and equipment	6	1,165	186	42	10	1,409

(1)	Depreciation and amortization includes $1.3 million, $0.7 million and $0.8 million included in cost of products sold in 2005, 2004 and 2003, respectively.
(2)
For VeriChip, amounts exclude expenses of approximately $1.4 million, $0.3 million and $0.5 million in 2005, 2004 and 2003, respectively, primarily related to stock option expense, which will be reflected as additional expense in the separate financial statements of VeriChip Corporation included in its registration statement. Certain stock options were granted to employees and directors of the Company who are not also employees or directors of VeriChip. Thus, VeriChip was required to record compensation expense in connection with the options in accordance with FAS 123.

(3)
For Digital Angel, amount for 2004 excludes approximately $1.2 million of realized loss associated with the sale of the Company’s common stock, which was issued to Digital Angel under the terms of a share exchange agreement. The realized loss has been reflected as additional expense in the separate financial statements of Digital Angel included in its Form 10-K for the year ended December 31, 2005.

(4)	Includes approximately $0.7 million in reversal of certain liabilities which no longer represent legally enforceable claims.

The following is a breakdown of the Company’s revenue by segment and type of product and service:

	2005			2004			2003
VeriChip	Product	Service	Total	Product	Service	Total	Product	Service		Total

Healthcare	$11,243	$849	$12,092	$—	$—	$—	$—	$		$
Security and Industrial	3,276	500	3,776	247	—	247	545		—		545
Total	$14,519	$1,349	$15,868	$247	$—	$247	$545		$—		$545

	2005			2004			2003
Digital Angel	Product	Service	Total	Product	Service	Total	Product	Service	Total

Animal Applications	$33,966	$1,309	$35,275	$24,862	$921	$25,783	$21,880	$1,558	$23,438
GPS and Radio Communications	19,657	1,197	20,854	19,324	1,107	20,431	10,484	—	10,484
Intersegment revenue- Animal Applications	697	—	697	88	—	88	510	—	510
Total	$54,320	$2,506	$56,826	$44,274	$2,028	$46,302	$32,874	$1,558	$34,432

	2005			2004			2003
Advanced Technology	Product	Service	Total	Product	Service	Total	Product	Service	Total

Voice, data and video telecommunications networks	$11,359	$5,803	$17,162	$35,597	$5,842	$41,439	$32,253	$4,862	$37,115
Call center software	3,258	2,346	5,604	1,879	1,922	3,801	608	2,177	2,785
Customer relationship management software	—	2,335	2,335	—	2,297	2,297	—	2,642	2,642
Website design and Internet access	—	—	—	—	—	—	398	1,124	1,522
Total	$14,617	$10,484	$25,101	$37,476	$10,061	$47,537	$33,259	$10,805	$44,064

	2005			2004			2003
InfoTech	Product	Service	Total	Product	Service	Total	Product	Service	Total

Computer hardware	$14,910	$—	$14,910	$14,846	$—	$14,846	$11,606	$—	$11,606
Computer services	—	1,729	1,729	—	3,155	3,155	—	2,850	2,850
Total	$14,910	$1,729	$16,639	$14,846	$3,155	$18,001	$11,606	$2,850	$14,456

No single customer accounted for more than 10% of VeriChip’s revenues during the three years ended December 31, 2005.

For the year ended December 31, 2005, Digital Angel had one customer, Schering Plough Animal Health, Inc., which accounted for 10% of its revenues. During 2004, the Digital Angel segment’s top two customers accounted for 12.5% and 10.2% of its revenues. During 2003, one customer accounted for 11.8% of the segment's revenues.

Approximately $17.2 million, or 68.4%, $41.4 million, or 87.3%, and $37.1 million, or 84.8%, of the Advanced Technology segment’s revenues for 2005, 2004 and 2003, respectively, were generated by the Company’s wholly-owned subsidiary, Computer Equity Corporation. Approximately 99% of Computer Equity Corporation’s revenues in each of the years ended December 31, 2005, 2004 and 2003 were generated through sales to various agencies of the U.S. federal government. No other sales to an individual customer amounted to 10% or more of this segment’s revenues in 2005, 2003 and 2002.

During 2005, InfoTech’s two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 29% and 21% of its revenues, respectively. During 2004, the InfoTech segment’s two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 18% and 12% of its revenues, respectively. During 2003, three customers, GAF Material Corporation, Hackensack University Medical Center and Centenary College, accounted for 15%, 12% and 11% of the InfoTech segment’s consolidated revenues, respectively.

Goodwill by segment for the year ended December 31, 2005, was as follows (in thousands):

	VeriChip	Digital Angel Corporation	Advanced Technology	Consolidated
Balance as of January 1, 2004	$—	$49,982	$18,212	$68,194
Goodwill acquired during the year	16,982	4,909	—	21,891
Goodwill impairment	—	(3,854)	—	(3,854)
Balance as of December 31, 2004	$16,982	$51,037	$18,212	$86,231

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United States	Canada	Europe	Consolidated
2005
Net revenue	$75,601	$15,801	$22,335	$113,737
Property and equipment, net	6,538	758	3,824	11,120

2004
Net revenue	$93,321	$—	$18,678	$111,999
Property and equipment, net	6,763	—	1,101	7,864

2003
Net revenue	$82,625	$—	$10,362	$92,987
Property and equipment, net	7,113	—	1,115	8,228

23. Related Party Transactions

On June 28, 2005, the Company and InfoTech entered into a second amendment to loan documents, or the Second Amendment, that amended, among other documents, that certain commercial loan agreement, or

CLA, that Term Note, and that stock pledge agreement (together with the CLA and the Note, the “Loan Documents”) dated June 27, 2003, by and between InfoTech and the Company. Under the terms of the Loan Documents, the Company borrowed an original principal amount of $1.0 million from InfoTech on June 27, 2003, which bears interest payable monthly at 16% per annum. On June 29, 2004, the Company and InfoTech entered into a First Amendment to the loan documents that extended the original maturity date of the loan from June 30, 2004 to June 30, 2005. Under the terms of the Second Amendment, InfoTech agreed to further extend the maturity date for the loan under the Loan Documents from June 30, 2005 to June 30, 2006. All other terms and provisions of the Loan Documents remain unmodified and continue in full force and effect. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

Loan Agreement with VeriChip

On December 27, 2005, the Company and VeriChip converted the amounts due to the Company under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million, interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal and a stated balloon payment of principal and interest due on December 27, 2010. Notwithstanding the stated maturity date, the Company, at its sole discretion, has the option to extend the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the stated maturity date. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes the initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. The Company is obligated to repay a portion of its note with Satellite Strategic Income Fund LLC with the proceeds from the balloon payment as more fully discussed in Note 2. The loan is subordinated to the obligations of VeriChip under the credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VCI. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

DSD leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD’s administrative and production operations. The  lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD. DSD leases the building from LANO Holding ApS. LANO Holding Aps is 100% owned by Lasse Nordfjeld, DSD’s CEO.

During 2005, the Company paid legal fees of $0.1 million, to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, referred to as Akin Gump. Tommy G. Thompson, a partner with Akin Gump, has been a member of VeriChip’s board of directors since July 2005 and holds options to purchase 0.2 million shares of VeriChip’s common stock.

24. Supplemental Cash Flow Information

The changes in operating assets and liabilities are as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
(Increase) decrease in accounts receivable
and unbilled receivables	$(4,205)	$(2,131)	$1,550
Decrease (increase) in inventories	(1,138)	1,573	(3,587)
Decrease (increase) in other current assets	(476)	717	79
Increase in other assets	—	(13)	—
(Decrease) increase in accounts payable,
accrued expenses and other liabilities	(830)	(6,438)	16,191
	$(6,649)	$(6,292)	$14,233

In the years ended December 31, 2005, 2004, and 2003, the Company had the following non-cash investing and financing activities (in thousands):

	2005	2004	2003

Issuance of shares, warrants, and options for business acquisition	$12,652	$—	$—
Instantel deferred purchase price obligation	3,000	—	—
Assets acquired for long-term debt and capital leases	647	—	184
Digital Angel issuance of preferred stock for business acquisition	—	8,300	—
Digital Angel conversion of debt into common stock	—	2,929	—
Common shares issued to settle convertible debt	—	—	9,739

25. Summarized Quarterly Data (Unaudited) (in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005
Total revenue	$21,938	$29,395	$27,805	$34,599	$113,737
Gross profit	8,199	11,799	11,534	13,293	44,825
Net (loss) income from continuing operations attributable to common stockholders’(1)	1,613	(3,449)	(2,752)	(7,807)	(12,395)
Net income (loss) from discontinued operations	(4)	—	47	140	183
Basic and diluted net (loss) income per share attributable to
common stockholders from continuing operations (3)	$0.03	$(0.06)	$(0.04)	$(0.12)	$(0.20)
Basic and diluted net income (loss) per share attributable to
common stockholders from discontinued operations (3)	—	—	—	—	0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004
Total revenue	$26,503	$26,337	$27,726	$31,434	$111,999
Gross profit	8,139	7,167	7,631	9,846	32,783
Net (loss) income from continuing operations attributable to common stockholders(2)	(587)	(2,232)	(2,752)	(13,183)	(18,754)
Net income (loss) from discontinued operations	2,063	(737)	272	(143)	1,455
Basic and diluted net (loss) income per share attributable to
common stockholders from continuing operations (3)	$(0.01)	$(0.04)	$(0.05)	$(0.24)	$(0.37)
Basic and diluted net income (loss) per share attributable to
common stockholders from discontinued operations (3)	$0.04	$(0.02)	—	—	$0.03

(1)
The loss from continuing operations available to common stockholders for the second quarter of 2005 includes approximately $2.0 million of dividends and accretion of the beneficial conversion feature associated with the Company’s redeemable preferred stock. The income from continuing operations for the first quarter of 2005 includes a $2.3 million recovery of expense from the revaluation of debenture holders warrants settleable into shares of Digital Angel’s common stock owned by the Company, a $0.5 million reduction of non-compensation expense related to re-priced options, and the recovery of approximately $0.5 million on a note receivable that the Company had previously reserved. The loss from continuing operations for the second quarter of 2005 includes $0.8 million of interest recovery as a result of the revaluation of debenture holder warrants settleable into shares of Digital Angel’s common stock owned by the Company. Also, included for the second quarter of 2005 was $0.5 million in legal settlement income, and $0.4 million of loss attributable to capital transactions of subsidiary. The loss from continuing operations for the third quarter of 2005 includes $0.7 million of income attributable to the reversal of certain liabilities of a business unit that the Company had closed during 2001. The loss from continuing operations for the fourth quarter of 2005 includes expense of $3.9 million, which is net of the effect of the minority owners’ interest, related to the impairment of OuterLink’s goodwill and intangible assets, and $0.9 million of expense related to compensation expense for options granted to consultants.

(2)
The loss from continuing operations for the first quarter of 2004 includes a $0.6 million recovery of expense from the valuation of debenture holder warrants settleable into shares of Digital Angel’s common stock owned by the Company, and $0.4 million reduction of non-compensation expense related to re-priced options. The loss from continuing operations for the fourth quarter of 2004 includes a loss of $8.9 million attributable to capital transactions of subsidiary.

(3)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:

Accounts receivable:
2005 Allowance for doubtful accounts	$810	$93	$65	$838
2004 Allowance for doubtful accounts	842	103	135	810
2003 Allowance for doubtful accounts	944	176	278	842

Inventory:
2005 Allowance for excess and obsolescence	$1,943	$578	$676	$1,845
2004 Allowance for excess and obsolescence	1,859	150	66	1,943
2003 Allowance for excess and obsolescence	1,422	439	2	1,859

Notes receivable:
2005 Allowance for doubtful account	$3,663	$—	$—	$3,663
2004 Allowance for doubtful account	3,709	69	115	3,663
2003 Allowance for doubtful account	6,667	115	3,073	3,709

Deferred Taxes:
2005 Valuation reserve	$100,140	$10,419	$140	$110,419
2004 Valuation reserve	87,274	12,866	—	100,140
2003 Valuation reserve	93,214	1,601	7,541	87,274