Form 10-K/A
period 2005-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2006-04-06
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
FORM 10-K
          Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006. This amendment replaces the information previously incorporated by reference in Part III of the Form 10-K with the actual text for Part III of the Form 10-K, and updates certain sections of the Form 10-K including Part I, Item 1. Business, Part II, Item 8. Financial Statements and Supplementary Data and Part IV, Item 15. Exhibits, Financial Statements Schedules.

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

On March 31, 2005, we acquired eXI Wireless Inc., a Canadian corporation for approximately $13.3 million, including costs of the acquisition of approximately $0.9 million, and we contributed eXI Wireless to VeriChip in consideration for 3.3 million shares of VeriChip’s common stock. Subsequent to the acquisition, eXI Wireless was renamed VeriChip Holdings Inc., or VHI. We acquired VHI through a plan of arrangement under which we paid CAD$1.60 for each outstanding share of VHI. A total of 10,265,178 VHI common shares were outstanding on March 31, 2005. The purchase price was payable in shares of our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VHI’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock to VHI’s shareholders and all existing VHI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock. We incurred approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were accounted for as direct costs of the acquisition. VHI provides infant protection, wander prevention and asset location and identification systems primarily to the healthcare industry and offers asset location and identification systems to the industrial industry.

In June 2005, VHI acquired Instantel Inc., a Canadian corporation, for consideration of approximately $22.3 million, including $0.3 million of acquisition costs (the consideration was contributed to VHI by us). VHI agreed to pay an additional $2.5 million to $3.0 million, upon completion of an initial public offering of VeriChip’s common stock in some combination of cash, VeriChip’s common stock or our common stock. We have guaranteed VeriChip’s obligation to pay the additional consideration. The amount actually due is subject to reduction in the event of indemnification adjustments. Instantel provides infant protection and wander prevention systems to the healthcare industry and offers vibration monitoring systems to industrial customers.

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

Manufacturing and License Agreement

Historically, our subsidiary VHI outsourced the manufacturing of all of its products to third parties, and our subsidiary Instantel outsourced the manufacturing of product components to third parties, but conducted final assembly, testing and quality control functions internally. We currently use the historical manufacturing processes of each of our subsidiaries for their respective products. As we continue to integrate our acquisitions, we intend to reevaluate our manufacturing procedures and determine whether to maintain our existing processes or to consolidate all or a portion of our manufacturing functions either with third parties or internally. To date, we have not had material difficulties with respect to our ability to obtain our products manufactured by third parties or our supply of components for the products that we assemble. We believe that if any of our manufacturers or suppliers is unable or unwilling to provide us with our products or components, we would be able to procure alternative sources without material disruption to our business.

Although Digital Angel owns the patents relating to the RFID technology underlying our human-implantable microchip business, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to other parties by a predecessor of Digital Angel in 1994. This technology is used in our VeriMed, VeriGuard and VeriTrace systems. VeriChip has entered into an amended and restated supply and development agreement with Digital Angel. Under this agreement, Digital Angel is VeriChip’s sole supplier of microchips relating to its business. Under this agreement, Digital Angel has granted VeriChip a right to Digital Angel’s implantable microchip and RFID technology for the primary purpose of secure, human identification including, but not limited to, use as an implantable device. Our use of this technology could be enjoined based on the claim that the sale and use of our products conflicts with the scope of the exclusive license previously granted to others for the use of the technology for the identification of human beings. Furthermore, because these previously granted rights to use the patented technology were freely assignable, we do not know which parties currently hold those rights. Based on the 1994 license, we do not have the right to exclude third parties from making or selling products that use the patented technology in applications involving the identification of human beings, and VeriChip’s licensing rights under the agreement with Digital Angel conflict with and are rendered inoperative by such previously granted rights.

VeriChip’s ability to successfully commercialize products incorporating the implantable VeriChip will depend in part on any third parties, including prior licensees or their successors in interest, not obtaining an injunction against us, VeriChip, Digital Angel or our suppliers or otherwise requiring us to pay additional royalties or other damages for the remaining life of the patent, which expires on May 18, 2010. As part of an ongoing process aimed at rectifying the intellectual property situation surrounding the technology used in the implantable VeriChip, we have contacted one of the 1994 licensees with the objective of securing sufficient rights to permit us to market, use and sell our systems incorporating the patented technology in applications involving the identification of humans.

The implantable VeriChip is manufactured for Digital Angel, VeriChip’s sole supplier, by a single third-party manufacturer, Raytheon Corporation, under a production arrangement. Certain aspects of this arrangement are included in a written production agreement that expires in June 2006. Digital Angel has commenced negotiations with Raytheon to renew the production agreement. However, if Digital Angel is not successful in renewing the production agreement and VeriChip is unable to obtain the implantable VeriChip from Digital Angel, it may not be able to manufacture it in another facility. If VeriChip is unable to obtain adequate supplies of the implantable VeriChip, it may not be able to purchase or sell the VeriMed patient identification system, or any other products that incorporate the implantable VeriChip, and we may not be able to fulfill our expectation for significant revenue growth. Even if VeriChip were able to have the implantable VeriChip manufactured in another facility, we currently believe establishing such an arrangement could take three to six months, including time to locate another facility to manufacture the implantable VeriChip and for production to commence. The purchase price from another facility could be more than VeriChip is paying to Digital Angel.

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

Our Digital Angel segment relies solely on a production arrangement with Raytheon Microelectronics Espana, SA for the assembly of its patented syringe-injectable microchips, which are used in all of our implantable microchip identification products. Certain aspects of this production arrangement are included in an agreement which expires in June 2006. Digital Angel has commenced negotiations with Raytheon to renew the production agreement. If Digital Angel is unable to renew the production agreement on acceptable terms, we would need to relocate our production equipment from its facility. Digital Angel’s other principal suppliers are TSI Molding, Inc., Contract Components Ltd., Motorola Ltd., Delta Impact Ltd., and Creation Technologies. Digital Angel does not enter into contracts with these suppliers.

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

Patents and Trademarks

Digital Angel is a registered trademark, and our application for trademark registration of Bio-Thermo is pending. SARBE has trademark protection in Europe. Digital Angel currently owns the VeriChip technology, which it licenses to VeriChip Corporation, and which is covered by United States Patent Nos. 5,211,129 and 6,400,338. United States Patent No. 5,211,129 is owned by Digital Angel and was issued on May 18, 1993. However, the rights to use the 5,211,129 patent in applications involving the identification of human beings was exclusively licensed to other parties by a predecessor of Digital Angel in 1994. United States Patent No. 6,400,338 was issued on June 4, 2002, to Destron Fearing Corporation and is now owned by Digital Angel. Provided all maintenance fees are paid, Patent No. 5,211,129 will expire on May 18, 2010, and Patent No. 6,400,338 will expire on January 11, 2020. These patents cover Digital Angel’s implantable microchip technology, including Home Again and Bio-Thermo, and the VeriChip human-implantable microchip. This technology also has patent protection in Canada, Brazil, China, Europe, Australia and various other countries.

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

Our intellectual property rights or patent rights might not provide protection and might be invalid or unenforceable, and we may be enjoined by third parties who have rights to the intellectual property.

The implantable VeriChip used in our VeriMed patient identification system and our VeriGuard and VeriTrace systems uses a technology related to a patent owned by Digital Angel. This patent will expire on May 18, 2010. However, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to other parties by a predecessor of Digital Angel in 1994. VeriChip’s use of this technology could be enjoined based on the claim that the sale and use of our products conflicts with the scope of the exclusive license previously granted to others for the use of the technology for the identification of human beings. Furthermore, because these previously granted rights to use the patented technology were freely assignable, we do not know which parties currently hold those rights. Based on the 1994 license, we do not have the right to exclude third parties from making or selling products that use the patented technology in applications involving the identification of human beings, and VeriChip’s licensing rights under the agreement with Digital Angel conflict with and are rendered inoperative by such previously granted rights.

Thus, while the implantable VeriChip technology is supplied to VeriChip by Digital Angel and while we have openly marketed the technology since December 2001, our right to use the patent could be challenged, invalidated or held unenforceable based on the claim that the sale and use of our products conflict with the scope of the license for the identification of human beings. Our ability to successfully commercialize products incorporating the implantable VeriChip will depend in part on any other third parties’, including prior licensees’, not successfully obtaining an injunction against us, Digital Angel or our suppliers or otherwise requiring us to pay additional royalties for the remaining life of the patent. In addition, it is possible that the claims issued for this patent and our other patents may not be sufficiently broad to protect the systems that we intend to protect with our patents, and may not provide protection against competitive products or otherwise be commercially valuable. In addition, others may be able to design around these patents or develop similar products or other intellectual property that are not within the scope of our patents. Costly and time-consuming litigation could be necessary to establish the scope of the rights we may have under the patent, and we may not be successful in securing any rights under the patent for the secure identification of human beings.

If infringement claims and litigation are brought against us, we cannot be certain that we have the financial resources and substantive arguments to defend ourselves against such claims and litigation. If claims of infringement are successful, then, among other things, we may (a) have to pay damages and other sums, which may be substantial (b) stop manufacturing the product covered by the patent at issue, (c) attempt the costly process of reengineering, which may or may not be successful, and (d) pay sums to license the product we are marketing, and cease such marketing if we cannot get a license. Even if we are not prevented from selling a product, the burden, negative publicity, expense and time delay could have a material adverse effect on us. See also, “Business - Manufacturing and License Agreements.”

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

We rely solely on a production arrangement with Raytheon Corporation for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products. Certain aspects of this arrangement are included in a written agreement which expires in June 2006. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our profitability and cash flows from operations. Moreover, if Raytheon does not renew our production agreement or if we are unable to come to acceptable terms under a new agreement with Raytheon, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.

In addition, even if we are successful in renewing our current production agreement with Raytheon, it may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production. The failure to make such an alternative production arrangement could result in significant losses and decreases in our cash flows.

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

•
to expand markets/distribution channels for VeriChip through its 2005 acquisitions of VHI and Instantel, which provide VeriChip with complementary companies that bring experienced management, revenue and a synergistic customer base; and

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

Revenue -Our VeriChip segment’s Healthcare division’s revenue was approximately $12.1 million in 2005. VeriChip’s Healthcare division did not generate any revenue in 2004. The 2005 revenue was due to sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and identification systems during the first half of 2005. The FDA cleared our VeriMed patient identification system for its medical applications in October 2004. We expect that sales of our VeriMed patient identification system will become a major part of our VeriChip segment’s revenue going forward, subject to our ability to secure the necessary supply of products.

Our VeriChip segment’s Security and Industrial division’s revenue was approximately $3.8 million in 2005 as compared to $0.2 million in 2004. The $3.6 million increase is due to sales of tool location and vibration monitoring systems of approximately $3.8 million, partially offset by a decrease in sales of VeriChip’s VeriGuard product of approximately $0.2 million. We acquired the tool location and vibration monitoring systems during the first half of 2005. Through December 31, 2005, we have not recorded significant revenues from sales of our VeriGuard systems.

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

December 31, 2004. Approximately $5.6 million of the increase was due to the acquisitions of VHI and Instantel during 2005. The remainder of the increase was due primarily to the increase in revenue during the fourth quarter of 2005 as compared to the fourth quarter of 2004.

•
Inventories increased to $12.3 million at December 31, 2005, compared to $8.1 million at December 31, 2004. Approximately $3.6 million of the increase was due to acquisitions of DSD, VHI, and Instantel in 2005.

•
Accounts payable increased $3.2 million, or 35.5%, to $12.5 million at December 31, 2005, from $9.3 million at December 31, 2004. The increase was primarily a result of the acquisition of DSD, VHI and Instantel in 2005.

•
Accrued expenses increased $4.3 million, or 20.7%, to $25.1 million at December 31, 2005, from $20.8 million at December 31, 2004. The increase is due primarily to accrued expenses associated with VHI and Instantel. Included in accrued expenses at December 31, 2005 was $3.0 million of deferred purchase price obligation associated with the Instantel acquisition.

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

Royal Bank of Canada Credit Agreement

VeriChip’s subsidiary, VHI, is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million  (approximately $1.2 million in U.S. dollars at December 31, 2005). Approximately $0.1 million was outstanding as of December 31, 2005. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%.

Loan Agreement with VeriChip

On December 27, 2005, we converted the amounts due to us from VeriChip under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million, interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal and a stated balloon payment of principal and interest due on December 27, 2010. Notwithstanding the stated maturity date, we have the option to extend the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the stated maturity date. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes the initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. We are obligated to use the proceeds from such balloon payment to repay a portion of the note payable to Satellite Senior Income Fund, LLC. The loan is subordinated to the obligations of VeriChip under the credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of the Company except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VHI.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dual dated March 10, 2006 and March 31, 2006 with respect to the first and second paragraphs of Note 23 expressed an unqualified opinion on those consolidated financial statements.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

Name	Age	Position	Position Held Since

Scott R. Silverman	42	Chairman of the Board, Chief Executive Officer and Acting President	(March 2003 - Chairman of the Board and Chief Executive Officer) (April 2005 - Acting President)

J. Michael Norris	59	Director	January 2004

Daniel E. Penni	58	Director	March 1995

Dennis G. Rawan	62	Director	December 2002

Constance K. Weaver	53	Director	July 1998

Michael S. Zarriello	56	Director	May 2003

Michael E. Krawitz	36	Executive Vice President, General Counsel, Secretary and Chief Privacy Officer	(April 1999 - General Counsel) (March 2003 - Secretary) (April 2003 - Executive Vice President) (November 2004 - Chief Privacy Officer)

Evan C. McKeown	47	Senior Vice President, Chief Financial Officer	(March 2002 - Chief Financial Officer) (March 2003 - Senior Vice President)

Lorraine M. Breece	53	Vice President, Chief Accounting Officer	March 2004

Following is a summary of the background and business experience of the Company’s directors and executive officers:

Scott R. Silverman: Mr. Silverman has served as the Company’s Chairman of the Board and Chief Executive Officer since March 2003 and as Acting President since April 2005. From August 2001 to March 2002, he served as a special advisor to the Board of Directors and from March 2002 to March 2003, he served as the Company’s President and as a member of the Board of Directors. From September 1999 to March 2002, Mr. Silverman operated his own private investment-banking firm, and from October 1996 to September 1999, he served in various capacities for the Company including positions related to business development, corporate development and legal affairs. From July 1995 to September 1996, he served as President of ATI Communications, Inc., one of the Company’s subsidiaries. He began his career as an attorney specializing in commercial litigation and communications law at the law firm of Cooper Perskie in Atlantic City, New Jersey, and Philadelphia, Pennsylvania. Mr. Silverman is a graduate of the University of Pennsylvania and Villanova University School of Law. Mr. Silverman currently serves on the board of directors of the Company’s majority-owned subsidiaries, Digital Angel Corporation and InfoTech U.S.A. Inc.

J. Michael Norris: Mr. Norris was appointed a director on January 12, 2004, and serves as a member of the Audit Committee and as Chairman of the Technology Committee of the Board of Directors. Mr. Norris currently operates his own consulting firm. Previously, he served as the Chairman and Chief Executive Officer of Next Level Communications before it was acquired by Motorola in the spring of 2003. Prior to joining Next Level Communications, Mr. Norris was a Senior Vice President and General Manager of the Network Management Group where he was responsible for Motorola’s global Cellular Operating Joint Ventures, International Satellite Gateway Operations and Wireless Resale Operations for approximately 10 years. Mr. Norris holds a bachelor’s degree with a specialization in economics and a master’s degree with a specialization in finance, from Rollins College, Winter Park, Florida.

Daniel E. Penni: Mr. Penni has served as a director since March 1995, and is Chairman of the Compensation Committee and serves as a member of the Audit, Nominating and Compliance Committees of the Board of Directors.   Presently, he is a principal with the Endowment for the 21st Century. From 1988 until March 2006, he held several positions including Area Executive Vice President and Area Chief Operating Officer for Arthur J. Gallagher & Co. (NYSE:AJG) since selling his firm to Arthur J Gallagher & Co. in 1988.  He has worked in many sales and administrative roles in the insurance business since 1969.  He currently serves as Treasurer and Chairman of the Finance Committee of the Board of Trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston. Mr. Penni graduated with a Bachelor of Science Degree in 1969 from the School of Management at Boston College.

Dennis G. Rawan: Mr. Rawan was appointed a director effective December 10, 2002, and serves as Chairman of the Nominating Committee and as Chairman of the Audit Committee of the Board of Directors. Mr. Rawan was Chief Financial Officer of Expo International, Inc. (“Expo”) from 1996 until his retirement in 2000. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant (CPA) providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Mr. Rawan earned a Bachelor of Arts Degree and a Master of Business Administration degree from Northeastern University.

Constance K. Weaver: Ms. Weaver was elected a director in July 1998. She serves as a member of the Compensation, Nominating and Technology Committees, and as Chairman of the Compliance Committee of the Board of Directors. Since July 2005, Ms. Weaver has served as the Executive Vice President and Chief Marketing Officer for Bearing Point, Inc. From October 2002 to February 2005, Ms. Weaver served as Executive Vice President, Public Relations, Marketing Communications and Brand

Management for AT&T Corporation (AT&T) (NYSE:T). From 1996 to October 2002, Ms. Weaver was Vice President, Investor Relations and Financial Communications for AT&T. From 1995 through 1996, she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995, she was Vice President, Investor Relations, and, from 1991 to 1993, she was Director of Investor Relations for MCI Communications, Inc. She earned a Bachelor of Science degree from the University of Maryland in 1975 and has completed post-graduate financial management, marketing and strategic planning courses at The Wharton School of the University of Pennsylvania, Stanford University, Columbia University and Imede (Switzerland).

Michael S. Zarriello: Mr. Zarriello was appointed a director effective May 9, 2003, and serves as a member of the Audit and Nominating Committees of the Board of Directors. Mr. Zarriello has served as a member of the board of directors of the Company’s majority-owned subsidiary, Digital Angel Corporation, since September 2003, and he currently serves as a member of the Compensation and Audit Committees of Digital Angel Corporation’s board of directors. He has served as Senior Vice President and Chief Financial Officer for Rural/Metro Corporation in Scottsdale, Arizona since July 2003. Mr. Zarriello was a Senior Managing Director of Jesup & Lamont Securities Corporation and President of Jesup & Lamont Merchant Partners LLC from 1998 to 2003. From 1989 to 1997, Mr. Zarriello was a Managing Director-Principal of Bear Stearns & Co., Inc. and from 1989 to 1991 he served as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns’ capital in middle market companies. Prior to that time, he held positions as Chief Financial Officer of United States Leather Holdings, Inc., Chief Financial Officer of Avon Products, Inc. Healthcare Division and Assistant Corporate Controller for Avon. He graduated with a Bachelors of Science degree from the State University of New York at Albany; he also holds a Masters in Business Administration from Fairleigh Dickinson University. Mr. Zarriello holds several licenses from the National Association of Securities Dealers.

Michael E. Krawitz: Mr. Krawitz joined the Company as Assistant Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999, Senior Vice President in December 2000, Secretary in March 2003, Executive Vice President in April 2003 and Chief Privacy Officer in November 2004. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

Evan C. McKeown: Mr. McKeown joined the Company as Vice President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President and Chief Financial Officer in March 2002 and Senior Vice President in March 2003. Prior to joining the Company, Mr. McKeown served as Corporate Controller at Orius Corporation in West Palm Beach, Florida. From 1992 to 1999, he served as Controller and then Chief Financial Officer of Zajac, Inc., in Portland, Maine. Mr. McKeown has more that 20 years experience in accounting and financial reporting, including serving as a Tax Manager for Ernst & Young and as a public accountant with Coopers & Lybrand. He is a graduate of the University of Maine and is a certified public accountant.

Lorraine M. Breece: Ms. Breece joined the Company as Controller and Chief Accounting Officer in April 2000. She was named Director of Accounting and SEC Reporting in March 2001, and was appointed Vice President and Chief Accounting Officer in March 2004. Prior to joining the Company, from 1991 to 1999, Ms. Breece served as Director of Finance and Chief Accounting Officer of Nabi BioPharmaceuticals (NASDAQ:NABI). From 1984 to 1990, she served as Corporate Controller for Levitt Corporation (NYSE:LEV). Ms. Breece has over 20 years employment/consulting experience with public and private companies including Trammell Crow Company (NYSE:TCC), and Office Depot (NYSE:OD). Ms. Breece began her career as an auditor with Coopers & Lybrand. She earned a Bachelor of Administration in Accounting from Florida Atlantic University and is a certified public accountant.

Directorships

Messrs. Silverman and Zarriello serve as directors of Digital Angel Corporation (AMEX: DOC), Mr. Silverman serves as a director of InfoTech USA, Inc. (OTC:IFTH). No other executive officer or director holds directorships in any other company that has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

 Board Meetings and Committees

The Board of Directors held seven meetings during 2005 and acted by unanimous written consent in lieu of a meeting 13 times, as permitted by the applicable state law. During 2005, all directors attended 75% or more of the meetings of the Board of Directors and Committees to which they were assigned.

The Company has standing Audit, Compensation, Nominating, Compliance and Governance and Technology Committees of the Board of Directors, each of which are more fully discussed below.

Audit Committee

The Audit Committee is comprised of four members of the Board of Directors. Currently, the committee members are Dennis G. Rawan, Daniel E. Penni, J. Michael Norris, and Michael S. Zarriello. Mr. Rawan is the Chairman of the committee and is designated as the committee Financial Expert as defined in the applicable SEC rules. The committee recommends for approval by the Board of Directors an independent registered public accounting firm who audit the Company’s consolidated financial statements for the fiscal year in which they are appointed, and who monitor the effectiveness of the audit effort, the internal and financial accounting organization and controls and financial reporting. The committee held five meetings during 2005. The duties of the committee are also to oversee and evaluate the Company’s independent registered public accounting firm, to meet with the Company’s independent registered public accounting firm to review the scope and results of the audit, to approve non-audit services provided to the Company by its independent certified public accountants, and to consider various accounting and auditing matters related to the Company’s system of internal controls, financial management practices and other matters. The committee complies with the provisions of the Sarbanes-Oxley Act of 2002. The committee members are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as applicable, and as may be modified or supplemented and as defined by the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee consists of Daniel E. Penni and Constance K. Weaver. Mr. Penni is Chairman of the committee. The committee administers the Company’s 1996 Non-Qualified Stock Option Plan, the 1999 Employees Stock Purchase Plan, the 2003 Flexible Stock Plan and the 1999 Employees Stock Purchase Plan, including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans including the plans of the Company’s subsidiaries, VeriChip Corporation and Thermo Life Energy Corp. The Company owns 100% of the outstanding stock of VeriChip Corporation and Thermo Life Energy Corp. However, each of these subsidiaries has outstanding and exercisable employee stock options. The committee also reviews and approves various other compensation policies and matters and reviews and approves salaries, bonuses and other matters relating to the Company’s senior officers. The committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee’s contributions to the Company’s current and future success and their salary level, as compared to the market value of personnel with similar skills and responsibilities. The committee also looks at accomplishments, which are above and beyond management’s normal expectations for their positions. The committee held two meetings and acted by written consent four times during 2005.

Nominating Committee

The Nominating Committee was formed during May 2004 to consider and nominate candidates for election to the Company’s Board of Directors. The committee consists of Dennis G. Rawan, who serves as its Chairman, Daniel E. Penni, J. Michael Norris, Constance K. Weaver, and Michael S. Zarriello, all of whom are independent members of the Company’s Board of Directors. The committee held one meeting during 2005.

Compliance and Governance Committee

The Compliance and Governance Committee was formed to ensure that the Company and its employees maintain the highest standards of compliance with both external and internal rules, regulations and good practices. The committee consists of Constance K. Weaver, who serves as its Chairman, and Daniel E. Penni. The committee held two meetings during 2005.

Technology Committee

The Technology Committee was formed in January 2004. The committee was formed to assume an active role in the development and marketing of the Company’s advanced technology products, such as VeriChipTM and Thermo LifeTM, and to participate in the identification and development of future technology products. The committee consists of J. Michael Norris, who serves as its Chairman, and Constance K. Weaver. The committee has no charter. The committee held one meeting during 2005.

Executive Sessions of the Board

In 2003, the Company’s Board of Directors adopted a formal policy of meeting in executive session, with only independent directors being present, on a regular basis and at least two times each year. The Board of Directors met in executive session four times during 2005.

Compensation of Directors

The Company’s non-employee directors receive a fixed quarterly fee in the amount of $7,000 per quarter. In addition, the Chairman of the Audit Committee receives a quarterly fee of $2,500, and the Chairman of the Compensation Committee receives a quarterly fee of $1,500. Other non-employee directors receive a quarterly fee in the amount of $1,000 for service on the Compensation Committee or the Audit Committee. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors are automatically granted an initial option to purchase 2,500 shares of common stock on the date they become directors. Each of such options is granted pursuant to the Company’s 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan, or outside of a plan on terms and conditions determined by the Company’s Board of Directors. During 2005, Messrs. Norris, Penni, Rawan and Zarriello and Ms. Weaver were each granted annual option awards of 100,000 stock options to purchase shares of the Company’s common stock. Directors who are not also executive officers are not eligible to participate in any of the Company’s other benefit plans.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the total remuneration received or accrued for services rendered in 2005 and the two prior fiscal years to the Company’s Chief Executive Officer, the Company’s other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table
					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Options / SAR’s (#) (3)	LTIP Payouts (#)	All Other Compensation ($)
Scott R. Silverman (4)	2005	$363,000	$200,000	$49,560	$380,000(8)	1,265,000(9)	—	$27 (21)
Chairman and CEO and	2004	330,000	750,000	45,789	—	1,657,500(10)	—	—
Acting President	2003	278,077	1,350,000	44,442	—	1,143,333(11)	—	—

Michael E. Krawitz (5)	2005	$199,800	$125,000	$23,384	—	280,000(12)	—	$30 (22)
Executive Vice President,	2004	199,800	425,000	23,056	—	417,067(13)	—	—
General Counsel, Secretary	2003	181,538	650,000	—	—	950,000(14)	—	—
and Chief Privacy Officer

Evan C. McKeown (6)	2005	$183,600	$75,000	$2,567	—	280,000(15)	—	—
Senior Vice President,	2004	183,600	275,000	—	—	208,333(16)	—	—
Chief Financial Officer	2003	167,692	650,000	—	—	291,667(17)	—	—

Lorraine M. Breece (7)	2005	$150,000	$45,000	$424	—	60,000(18)	—	$115 (23)
Vice President,	2004	142,985	40,000	—	—	82,166(19)	—	—
Chief Accounting Officer	2003	113,846	42,500	—	—	80,000(20)	—	—

(1)	The amounts in the Bonus column for 2005 were awards granted by the Compensation Committee under the terms of the Incentive Recognition Policy.
(2)
Other annual compensation includes: (a) in 2005, for Mr. Silverman, a general expense allowance of $40,000, an insurance reimbursement of $424, and an auto allowance of $9,136; for Mr. Krawitz a general expense allowance of $20,000, an insurance reimbursement of $424 and an auto allowance of $2,960; for Mr. McKeown an auto allowance of $2,143 and an insurance reimbursement of $424; and for Ms. Breece an insurance reimbursement of $424; (b) in 2004, for Mr. Silverman, a general expense allowance of $40,000 and an auto allowance of $5,789, and for Mr. Krawitz a general expense allowance of $20,000 and an auto allowance of $3,056; and (c) in 2003, for Mr. Silverman, a general expense allowance of $38,462 and an auto allowance of $5,980.

(3)	Indicates number of securities underlying options. Includes options granted by the Company’s subsidiaries.
(4)
Mr. Silverman joined the Company as a Director and President in March 2002. He assumed the positions of Chairman of the Board of Directors and Chief Executive Officer in March 2003, and Acting President in April 2005.

(5)	Mr. Krawitz assumed the position of Secretary in March 2003 and Chief Privacy Officer in November 2004.
(6)
Mr. McKeown joined the Company as Vice President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President and Chief Financial Officer in March 2002 and Senior Vice President in March 2003.

(7)	Ms. Breece assumed the position of Vice President and Chief Accounting Officer in March 2004.
(8)
Represents the value of 100,000 shares of restricted stock of which 50,000 shares vested on March 7, 2006 with the remainder vesting on March 7, 2007. The closing stock price for Digital Angel Corporation on March 7, 2006 was $3.80.

(9)	Includes 925,000 options granted by the Company and 340,000 options granted by Digital Angel Corporation.
(10)	Includes 857,500 options granted by the Company, 500,000 options granted by Digital Angel Corporation and 300,000 options granted by VeriChip Corporation.
(11)	Includes 160,000 options granted by the Company, 350,000 options granted by InfoTech USA, Inc., 633,333 options granted by VeriChip Corporation.

(12)	Includes 250,000 options granted by the Company, 30,000 options granted by Digital Angel Corporation.
(13)	Includes 250,400 options granted by the Company and 166,667 options granted by VeriChip Corporation.
(14)	Includes 100,000 options granted by the Company, 100,000 options granted by Digital Angel Corporation, and 750,000 options granted by Thermo Life Energy Corp.
(15)	Includes 250,000 options granted by the Company, 30,000 options granted by Digital Angel Corporation.
(16)	Includes 75,000 options granted by the Company and 133,333 options granted by VeriChip Corporation.
(17)	Includes 25,000 options granted by the Company, 66,667 options granted by VeriChip Corporation, and 200,000 options granted by Thermo Life Energy Corp.
(18)	Includes 50,000 options granted by the Company, 10,000 options granted by Digital Angel Corporation.
(19)	Includes 48,833 options granted by the Company, 33,333 options granted by VeriChip Corporation.
(20)	Includes 10,000 options granted by the Company and 70,000 options granted by Thermo Life Energy Corp.
(21)	Represents a term life insurance premium paid on behalf of Mr. Silverman.
(22)	Represents a term life insurance premium paid on behalf of Mr. Krawitz.
(23)	Represents a term life insurance premium paid on behalf of Ms. Breece.

The following table contains information concerning the grant of stock options under the Company’s stock plans and under all of the Company subsidiaries’ stock option plans to the Named Executive Officers during the year ended December 31, 2005:

OPTION GRANTS IN 2005 Individual Grants
Potential Realizable Value At Assumed Rates of Stock Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in 2005	Exercise Price ($/Share)	Expiration Date	5% ($)	10% ($)

Scott R. Silverman	175,000 750,000 200,000 140,000	(1) (1) (2) (2)	5.8% 25.0% 5.1% 3.6%	$4.05 3.23 5.07 5.61	1/25/2014 7/6/2013 2/25/2015 3/7/2015	$391,048 1,157,593 638,141 494,276	$963,318 2,773,057 1,617,429 1,252,789

Michael E. Krawitz	250,000 30,000	(1) (2)	8.3% 0.8%	3.23 4.35	7/6/2013 5/3/2015	385,864 82,128	924,352 208,160

Evan C. McKeown	250,000 30,000	(1) (2)	8.3% 0.8%	3.23 4.35	7/6/2013 5/3/2015	385,864 82,128	924,352 208,160

Lorraine M. Breece	50,000 10,000	(1) (2)	1.7% 0.3%	3.23 4.35	7/6/2013 5/3/2015	77,173 27,376	184,870 69,387

(1)
These options were granted under the Company’s 2003 Flexible Stock Plan at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These options vested on December 30, 2005.

(2)	Digital Angel Corporation granted these options at an exercise price equal to the fair market value of its common stock on the date of grant. These options vested on December 30, 2005

2005 Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2005, and stock options held as of December 31, 2005 by each Named Executive Officer:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Exercised in 2005		Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In- The-Money Options December 31, 2005 ($)(1)(2)
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Scott R. Silverman Applied Digital Solutions, Inc. Digital Angel Corporation InfoTech USA, Inc. VeriChip Corporation Thermo Life Energy Corp.	- - - - -	$- - - - -	2,175,000 1,390,000 450,000 933,333 750,000	- - - - -	270,936 292,500 43,500 6,140,000 -	$- - - - -
Michael E. Krawitz Applied Digital Solutions, Inc. Digital Angel Corporation InfoTech USA, Inc. VeriChip Corporation Thermo Life Energy Corp.	- - - -	- - - -	750,800 204,188 450,000 793,333 750,000	- 30,000 - -	153,576 294,385 43,500 5,245,500 -	- - - -
Evan C. McKeown Applied Digital Solutions, Inc. Digital Angel Corporation InfoTech USA, Inc. VeriChip Corporation Thermo Life Energy Corp.	- - - -	- - - -	374,998 - - 266,667 200,000	- 30,000 - -	38,647 - - 1,720,000 --	- - - -
Lorraine M. Breece Applied Digital Solutions, Inc. Digital Angel Corporation InfoTech USA, Inc. VeriChip Corporation Thermo Life Energy Corp.	- - - -	- - - -	119,999 6,446 - 66,667 70,000	- 10,000 - -	23,291 15,535 - 435,000 --	- - - -

(1)
The values realized represent the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(2)
The value of the unexercised in-the-money options at December 31, 2005, is based upon the following fair market values: $2.86 for options exercisable into shares of the Company’s common stock (based on the closing price of the Company’s common stock as reported on the Nasdaq SmallCap Market on December 31, 2005; $3.08 for options exercisable into shares of Digital Angel Corporation’s common stock (based upon the closing price of Digital Angel Corporation’s common stock as reported on the American Stock Exchange on December 31, 2005); $0.39 for options exercisable into shares of InfoTech USA, Inc.’s common stock (based on the closing price of InfoTech USA, Inc.’s common stock on the OTC Bulletin Board on December 31, 2005); $6.75 for options exercisable into shares of VeriChip Corporation’s common stock based upon the estimated fair value on December 31, 2005; and $0.05 for options exercisable into shares of Thermo Life Energy Corp.’s common stock based upon the estimated fair value on December 31, 2005. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

Incentive Plans

Cash and Stock Incentive Compensation Programs. To reward performance, the Company provides its executive officers and its divisional executive officers with additional compensation in the form of a cash bonus and/or stock awards. Through December 31, 2003, no fixed formula or weighting has been applied by the Compensation Committee to corporate performance versus individual performance in determining these awards. The Compensation Committee acting in its discretion determined the amounts of such awards. Such determination, except in the case of the award for the Chairman, was made after considering the recommendations of the Chairman and President and such other matters as the Compensation Committee deemed relevant. The Compensation Committee, acting in its discretion, may determine to pay a lesser award than the maximum specified. The amount of the total incentive was divided between cash and stock at the discretion of the Compensation Committee. Effective beginning with the year-ended December 31, 2004, the Company’s Board of Directors authorized and adopted an Incentive Recognition Policy (“IRP”). The IRP is designed to strongly motivate senior management to achieve goals that, in the judgment of the Compensation Committee, are important to the long-term success of the Company. For 2005, under the IRP, cash bonuses were paid to the Company’s Named Executive Officers based upon the achievement of certain goals, including the attainment of certain levels of revenue from VeriChip Corporation and the filing of VeriChip registration statement in December 2005 in connection with its planned initial public offering.

Stock Options and Other Awards Granted under the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan. The 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan are long-term plans designed to link rewards with shareholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with shareholders. The value of the stock options to an employee increases as the price of the Company’s stock increases above the fair market value on the grant date, and the employee must remain in the Company’s employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in the Company’s employ.

These Plans allow grants of stock options to all of the Company’s employees, including executive officers. Grants to the Company’s executive officers and to officers of the Company’s subsidiaries are made at the discretion of the Compensation Committee. The Compensation Committee may also make available a pool of options to each subsidiary to be granted at the discretion of such subsidiary’s president.

The 2003 Flexible Stock Plan is also designed to encourage ownership of the Company’s common Stock by employees, directors and other individuals, and to promote and further the best interests of the Company by granting cash and other stock awards. Under the 2003 Flexible Stock Plan, the Company may grant awards of its common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and the Company.

Stock Options Granted under the 1999 Employees Stock Purchase Plan. The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of the Company’s stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan, permitted the option holder to purchase the Company’s stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Internal Revenue Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for the Company on January 1, 2006, options granted under the employee stock purchase plan may be compensatory. As a result, the Company is considering various alternatives in connection with the plan, which include changing the terms of grant or terminating the employee stock purchase plan.

Other than as otherwise disclosed herein, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above, except for the plans provided by certain of the Company’s subsidiaries.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was composed of Daniel E. Penni and Constance Weaver during 2005. None of the Company’s executive officers served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2005.

Employment Contracts and Change-In-Control Arrangements

On April 8, 2004, the Company entered into an employment agreement with Scott R. Silverman, its Chairman, Chief Executive Officer and Acting President, which agreement became retroactively effective on January 1, 2004, and terminates five years from such effective date. The employment agreement provides for a base salary of approximately $330,000 with minimum annual increases of 10% of the base salary, a discretionary bonus and other fringe benefits. In addition, it provided for the grant of options to acquire approximately 857,500 shares of the Company’s common stock with exercise prices equal to the fair market value on the date of grant. To date, 759,951, 5,500 and 92,049 options have been granted with exercise prices of $2.57, $2.24 and $5.85 per share, respectively. The options were fully vested on December 30, 2005 and expire on April 8, 2012. Upon termination of Mr. Silverman’s employment, certain payments become due, the amounts of which depend on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. In addition, any outstanding stock options held by Mr. Silverman as of the date of the change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the employment agreement may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.

Other than the agreement entered into with Scott R. Silverman discussed above, the Company has not entered into employment contracts with any of its other Named Executive Officers. In May 2004, the Company entered into an executive management change in control plan with certain of its executive officers, which provides for the payment of one half to up to three times the then current base salary and average annual bonuses paid to the officers, as well as the continued payment of any leased vehicles used by the executives. In addition, any outstanding stock options held by the executive officers as of the date of the change of control become vested and exercisable as of such date, or in the case of an acquisition of all of the common stock of the Company, such options shall vest prior to such closing and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the change in control plan may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at the executives’ option.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Committee of the Board

This report is submitted by the Compensation Committee of the Board of Directors, which is currently comprised of Daniel E. Penni and Constance K. Weaver, each of whom is a non-employee director of the Company. It is the Compensation Committee’s responsibility to review, recommend and approve changes to the Company’s compensation policies and programs. It is also the Committee’s responsibility to review and approve all compensation actions for the Company’s senior officers and various other compensation policies and matters and to administer the Company’s 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan, and the 1999 Employees Stock Purchase Plan including the review and approval of stock option grants to the Company’s executive officers. The respective board of directors of VeriChip Corporation and Thermo Life Energy Corp.’s administer their respective employee stock option plans. VeriChip Corporation and Thermo Life Energy Corp. each have outstanding and exercisable employee stock options.

General Compensation Philosophy

The Company’s executive compensation programs are designed to enable it to attract, retain and motivate the Company’s executives and those of its subsidiaries. The Company’s general compensation philosophy is that total cash compensation should vary with the Company’s performance in attaining financial and non-financial objectives and that any long-term incentive compensation should be closely aligned with the interests of shareholders. Total 2004 cash compensation for the majority of the Company’s employees, including the Company’s executive officers, includes a base salary and a cash bonus based on the achievement of certain financial and non-financial goals and the profitability of the Company’s individual subsidiaries. Long-term incentive compensation is realized through the granting of stock options to most employees, at the discretion of the presidents of the Company’s divisions, if approved by the Compensation Committee, as well as eligible senior officers.

Setting Executive Compensation

In setting the base salary and individual bonuses (hereafter together referred to as “BSB”) for executives, the Compensation Committee reviews information relating to executive compensation of U.S. based companies that are of approximately the same size as the Company. While there is no specific formula that is used to set compensation in relation to this market data, executive officer BSB is generally set around the median salaries for comparable jobs in the market place. However, when specific financial and non-financial goals are met, upon the approval of the Compensation Committee, additional compensation in the form of either cash compensation or long-term incentive compensation may be paid to the Company’s executive officers.

Base Salary

The Compensation Committee reviews the history and proposals for the compensation package of each of the executive officers, including base salary. Increases in base salary are governed by three factors: merit (an individual’s performance); market parity (to adjust salaries based on the competitive market); and promotions (to reflect increases in responsibility). In assessing market parity, the Company relies on market surveys of similarly sized publicly traded companies and generally pays below the median of these companies. The guidelines are set each year and vary from year to year to reflect the competitive environment and to control the overall cost of salary growth. Individual merit increases are based on performance.

The salary guidelines for the presidents of the Company’s subsidiaries are generally based upon individually negotiated employment agreements. The Board of Directors of the individual subsidiary determines merit increases. Merit increases for the Company’s subsidiaries’ employees are at the discretion of the presidents of the Company’s divisions.

Cash and Stock Incentive Compensation Programs

To reward performance, the Company provides its executive officers with additional compensation in the form of a cash bonus and/or stock awards. Beginning with the year-ended December 31, 2004, the Company’s Board of Directors authorized and adopted an Incentive Recognition Policy (“IRP”). The IRP is designed to strongly motivate senior management to achieve goals that, in the judgment of the Compensation Committee, are important to the long-term success of the Company. Under the IRP, cash bonuses were paid to certain of the Company’s Named Executive Officers based upon the achievement of certain goals, including the achievement of revenue levels for VeriChip for 2005, and the filing of a Registration Statement of Form S-1 in connection with a planned initial public offering of VeriChip, among others. Stock awards are granted at the discretion of the Compensation Committee.

On March 10, 2006, the Compensation Committee of the Company’s board of directors approved the goals and compensation awards for 2006, under the Company’s IRP. The ten factors that will be considered in 2006 in determining senior executive bonuses are (in no order of importance and in no order of likelihood of success):

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

Stock Options and Other Awards Granted under the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan

The 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, and the 2003 Flexible Stock Plan, are long-term plans designed to link rewards with shareholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with shareholders. The value of the stock options to an employee increases as the price of the Company’s stock increases above the fair market value on the grant date, and the employee must remain in the Company’s employ for the period required for the stock option to be exercisable, thus usually providing an incentive to remain in the Company’s employ.

These Plans allow grants of stock options to all of the Company’s employees, including executive officers. Grants to the Company’s executive officers and to officers of the Company’s subsidiaries are made at the discretion of the Compensation Committee. The Compensation Committee may also make available a pool of options to each subsidiary to be granted at the discretion of such subsidiary’s president. In 2004, stock options for the executive officers were granted upon the recommendation of management and approval of the Compensation Committee, based on their subjective evaluation of the appropriate amount for the level and amount of responsibility for each executive officer.

The 2003 Flexible Stock Plan is also intended to encourage ownership of the Company's common stock by executives and other employees, directors and other individuals, and to promote and further the best interests of the Company by granting cash and other stock awards. Under the 2003 Flexible Stock Plan, the Company may grant awards of its common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and the Company.

Stock Options Granted under the 1999 Employees Stock Purchase Plan

The 1999 Employees Stock Purchase Plan, which was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, provided eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of the Company’s stock pursuant to options granted under the Plan. Options granted in connection with an offering under the plan, permitted the option holder to purchase the Company’s stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option is granted (i.e., the first business day of the offering), and (ii) the date on which the option is exercised (i.e., the last business day of the offering), whichever was less. Section 423 of the Internal Revenue Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under the provisions of FAS 123R, which became effective for the Company on January 1, 2006, options granted under the employee stock purchase plan may be compensatory. As a result, the Company is considering various alternatives in connection with the plan, which include changing the terms of grant or terminating the employee stock purchase plan.

Except as otherwise disclosed herein, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, except for plans provided by certain of the Company’s subsidiaries.

Decisions on 2004 Compensation

The Company’s compensation program is leveraged towards the achievement of corporate and business objectives. This pay-for-performance program is most clearly exemplified in the compensation of the Company’s Chief Executive Officer, Scott R. Silverman. Mr. Silverman’s compensation awards were made per the terms of Mr. Silverman’s employment contract and the terms of the IRP. Mr. Silverman’s compensation awards were made based on the Compensation Committee’s assessment of the Company’s financial and non-financial performance. The results were evaluated based on the overall judgment of the Compensation Committee. During 2005, the Company paid Mr. Silverman a base salary of $363,000 and a bonus of $200,000. The bonus was granted to Mr. Silverman in recognition of his efforts in achieving certain revenue levels for VeriChip during 2005, and the filing of a Registration Statement of Form S-1 in connection with a planned initial public offering of VeriChip. During 2005, Mr. Silverman was also granted 1,265,000 stock options at fair market value on the dates of grant, which are exercisable into shares of the Company’s common stock, or the common stock of the Company’s subsidiaries, at exercise prices ranging from $3.23 to $5.61 per share.

The Compensation Committee is pleased to submit this report with regard to the above matters.

Daniel E. Penni, Chairman
Constance K. Weaver

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement in whole or in part, the following Performance Graph and Audit Committee Report shall not be incorporated by reference into any such filings.

PERFORMANCE GRAPH

The following performance graph compares the changes from December 31, 2000 through December 31, 2005, in the cumulative total value of $100 hypothetically invested in each of (i) the Company’s common stock, (ii) the Russell 2000 Stock Index, (iii) the Nasdaq Stock Market®- U.S., and (iv) the AMEX- U.S.

Cumulative Total Return
Based on Investment of $100
December 31, 2000- December 31, 2005

The Company has established a severance policy for its Named Executive Officers (excluding Scott R. Silverman) and certain other officers under which, if the Company terminates such an employee without cause, as defined, or the employee resigns with good reason the employee will receive severance payments. Under the policy, senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at the time of the termination. The severance amount is reduced by half if the employee has been in the Company’s employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with the Company or if the employee breaches a duty of confidentiality.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on the Company’s stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2005.

Code of Business Conduct and Ethics

The Company’s Board of Directors has approved and the Company has adopted a Code of Conduct and Corporate Ethics General Policy Statement (the “Code”) that applies to all directors, officers and employees of the Company. This Code is available upon written request to Ms. Kay Langsford-Loveland, Vice President of Administration, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. The Audit Committee of the Board is responsible for overseeing the Code. The Company’s Board of Directors must approve any waivers of the Code for directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of the Company’s common stock by (i) each person known to the Company to beneficially own more than 5% of the Company’s common stock, (ii) each of the Company’s directors and nominees, (iii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iv) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 67,429,120 shares of the Company’s common stock outstanding on March 31, 2006, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholders shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman 1690 South Congress Avenue, Delray Beach, FL 33445	2,222,099	3.2%

J. Michael Norris 1690 South Congress Avenue, Delray Beach, FL 33445	152,400	*

Daniel E. Penni 1690 South Congress Avenue, Delray Beach, FL 33445	409,063	*

Dennis G. Rawan 1690 South Congress Avenue, Delray Beach, FL 33445	162,500	*

Constance K. Weaver 1690 South Congress Avenue, Delray Beach, FL 33445	362,802	*

Michael S. Zarriello 1690 South Congress Avenue, Delray Beach, FL 33445	134,051	*

Michael E. Krawitz 1690 South Congress Avenue, Delray Beach, FL 33445	763,422	1.1%

Evan C. McKeown 1690 South Congress Avenue, Delray Beach, FL 33445	394,122	*

Lorraine M. Breece 1690 South Congress Avenue, Delray Beach, FL33445	121,523	*

All directors and executive officers as a group (9 persons)	4,721,982	6.5%

*	Represents less than 1% of the issued and outstanding shares of common stock of the Company.
(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of March 31, 2006, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 2,175,000; J. Michael Norris - 150,000; Daniel E. Penni - 357,800; Dennis G. Rawan - 155,000; Constance K. Weaver - 322,800; Michael S. Zarriello - 125,000; Michael E. Krawitz - 750,800; Evan C. McKeown - 374,998; Lorraine M. Breece - 119,999; and all directors and officers as a group - 4,531,397.

The following table sets forth information regarding beneficial ownership of the Company’s subsidiary, Digital Angel Corporation, by (i) each of the Company’s directors and nominees, (ii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 44,191,708 shares of Digital Angel Corporation’s common stock outstanding on March 31, 2006, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholders shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	1,468,450	3.2%

J. Michael Norris	--

Daniel E. Penni	42,500	*

Dennis G. Rawan	1,000	*

Constance K. Weaver	82,950	*

Michael S. Zarriello	525,000	1.2%

Michael E. Krawitz	214,188	*

Evan C. McKeown	10,000	*

Lorraine M. Breece	9,779	*

All directors and executive officers as a group (9 persons)	2,353,867	5.1%

* Represents less than 1% of the issued and outstanding shares of Digital Angel Corporation’s common stock.
(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of March 31, 2006, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 1,390,000; Constance K. Weaver - 82,950; Michael S. Zarriello - 525,000; Michael E. Krawitz - 214,188; Evan C. McKeown - 10,000; Lorraine M. Breece - 9,779; and all directors and officers as a group - 2,231,917.

The following table sets forth information regarding beneficial ownership of the Company’s subsidiary, InfoTech USA, Inc. by (i) each of the Company’s directors and nominees, (ii) the “Named Executive Officers” (as defined below “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 4,895,998 shares of InfoTech USA, Inc.’s common stock outstanding on March 31, 2006, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholders shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	450,000	9.2%

J. Michael Norris	--

Daniel E. Penni	--

Dennis G. Rawan	--

Constance K. Weaver	--

Michael S. Zarriello	--

Michael E. Krawitz	450,000	9.2%

Evan C. McKeown	--

Lorraine M. Breece	--

All directors and executive officers as a group (9 persons)	900,000	18.4%

* Represents less than 1% of the issued and outstanding shares of InfoTech USA, Inc.’s common stock.
(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of March 31, 2006, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 450,000; Michael E. Krawitz - 450,000; and all directors and officers as a group - 900,000.

The following table sets forth information regarding beneficial ownership of the Company’s subsidiary, VeriChip Corporation by (i) each of the Company’s directors and nominees, (ii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 16,666,667 shares of VeriChip Corporation’s common stock outstanding on March 31, 2006, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholders shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	933,333	5.6%

J. Michael Norris	33,333	*

Daniel E. Penni	133,333	*

Dennis G. Rawan	33,333	*

Constance K. Weaver	233,333	1.4%

Michael S. Zarriello	33,333	*

Michael E. Krawitz	793,333	4.8%

Evan C. McKeown	266,667	1.6%

Lorraine M. Breece	66,666	*

All directors and executive officers as a group (9 persons)	2,526,664	15.2%

*   Represents less than 1% of the issued and outstanding shares of VeriChip Corporation’s common stock.

(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of March 31, 2006, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names; Scott R. Silverman - 933,333; J. Michael Norris - 33,333; Daniel E. Penni - 133,333; Dennis G. Rawan - 33,333; Constance K. Weaver - 233,333; Michael S. Zarriello - 33,333; Michael E. Krawitz - 793,333; Evan C. McKeown - 266,667; Lorraine M. Breece - 66,666; and all directors and officers as a group - 2,526,664.

The following table sets forth information regarding beneficial ownership of the Company’s subsidiary, Thermo Life Energy Corp. by (i) each of the Company’s directors and nominees, (ii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 20,000,000 shares of Thermo Life Energy Corp.’s common stock outstanding on March 31, 2006, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholders shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	750,000	3.8%

J. Michael Norris	--

Daniel E. Penni	200,000	1.0%

Dennis G. Rawan	200,000	1.0%

Constance K. Weaver	200,000	1.0%

Michael S. Zarriello	--

Michael E. Krawitz	750,000	3.8%

Evan C. McKeown	200,000	1.0%

Lorraine M. Breece	70,000	*

All directors and executive officers as a group (9 persons)	2,370,000	11.9%

* Represents less than 1% of the issued and outstanding shares of Thermo Life Energy Corp.’s common stock.

(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of March 31, 2006, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names; Scott R. Silverman - 750,000; Daniel E. Penni - 200,000; Dennis G. Rawan - 200,000; Constance K. Weaver - 200,000; Michael E. Krawitz - 750,000; Evan C. McKeown - 200,000; Lorraine M. Breece - 70,000; and all directors and officers as a group - 2,370,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

On September 27, 2000, the following directors exercised options granted to them under the Company’s 1999 Flexible Stock Plan to purchase shares of the Company’s common stock. Under the terms of the grants, the directors listed below each executed and delivered a non-recourse, interest bearing promissory note in the amounts listed below, and a stock pledge agreement to the Company in consideration for the purchase of the shares (the directors received no cash proceeds from these loans) as follows:

Directors	Amount	Interest Rate	Due Date
Daniel E. Penni	$236,500	6.0%	September 27, 2003
Constance K. Weaver	$236,500	6.0%	September 27, 2003

In September 2000, when the loans were originated, the Company notified these officers and directors that the Company intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September 27, 2001 and September 27, 2002. The Company has chosen not to pay the interest and related tax gross-up.  In addition, the principal balance and a final interest payment became due on September 27, 2003. The Company, therefore, considered such notes to be in default. In July 2005, the Company foreclosed on the underlying collateral (all of the Company’s common stock) in full satisfaction of the notes with Mr. Penni and Ms. Weaver.

Transactions with Subsidiaries

Digital Angel Corporation

As of December 31, 2005, the Company owned approximately 55.4% of Digital Angel’s outstanding common stock. VeriChip had a supply and development agreement with Digital Angel dated March 4, 2002 covering the manufacture and supply of the Company’s human implantable microchips. During 2005 and 2004, Digital Angel billed VeriChip approximately $0.7 million and $0.1 million, respectively, for product supplied under the agreement. On December 28, 2005, the VeriChip and Digital Angel entered into a restated supply and development agreement as more fully discussed below under the heading VeriChip Corporation.

On February 25, 2005, the Company entered into a share exchange agreement with Digital Angel. Pursuant to the agreement, the Company sold 684,543 shares of its common stock to Digital Angel in exchange for 644,140 shares of Digital Angel’s common stock. The value of the common stock exchanged was $3.5 million. Digital Angel used the Company’s common stock that it received under the agreement as partial consideration for an acquisition.

DSD leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD’s administrative and production operations. The lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD. DSD leases the building from LANO Holding ApS. LANO Holding Aps is 100% owned by Lasse Nordfjeld, DSD’s CEO.

 VeriChip Corporation

On December 28, 2005, VeriChip and Digital Angel entered into a restated supply and development agreement for the supply of VeriChip implantable microchips. Digital Angel is VeriChip’s sole supplier of microchips relating to its human implantable microchip business. Under this agreement, Digital Angel purports to license to VeriChip the right to use the implantable human microchip technology. However, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to other parties by a predecessor of Digital Angel in 1994. Consequently, the license under VeriChip’s supply agreement with Digital Angel conflicts with and is rendered inoperative by the previously granted right to use the patented technology for human identification. VeriChip’s agreement with Digital Angel not withstanding, the Company is not aware of any other basis that would support its use of the patented technology for human identification. While the Company has been publicly marketing and selling the implantable VeriChip in applications involving the identification of human beings, including obtaining FDA clearance to market and sell the implantable VeriChip in the United States for patient identification, the Company’s use of the technology could be enjoined based on the claim that the sale and use of the products conflicts with the scope of the exclusive license previously granted to others for the use of the technology for the identification of human beings.

Digital Angel may supply human implantable microchips to other parties unless VeriChip meets certain minimum purchase requirements. Specifically, the minimum purchase requirements are currently $0, $875,000, $1,750,000 and $2,500,000 for each of 2006, 2007, 2008 and 2009, respectively, and $3,750,000 for 2010 and each year thereafter. If during any year VeriChip purchases in excess of its minimum purchase requirement for that year, such excess shall be credited against the minimum purchase requirement for the following year or years. VeriChip’s rights under its agreement with Digital Angel will not prevent other parties from competing with VeriChip. VeriChip’s agreement with Digital Angel continues until March 2013, and, as long as it continues to meet the minimum purchase requirements, will automatically renew on an annual basis until the expiration of Digital Angel’s patents covering the supplied products (if applicable). The agreement may be terminated earlier prior to its stated term under specified events, such as a bankruptcy of the other party or an uncured default in the performance of any obligation under the agreement, including the payment of money.

The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors. Accordingly, the Company believes that the terms of the agreements are comparable to terms that could be obtained from independent third parties

Loan to VeriChip Corporation

As of December 31, 2005, VeriChip owed the Company approximately $6.9 million in principal and accrued interest. To evidence that indebtedness, on December 27, 2005, the Company entered into an agreement with VeriChip providing for a revolving loan to VeriChip in principal amount of up to $8.5 million. The loan bears interest at the highest prime rate of interest as published from time to time in The Wall Street Journal. The revolving loan and all other obligations of any kind owed by VeriChip to the Company are secured by a lien on all of VeriChip’s assets. Upon the closing of VeriChip’s planned initial public offering, it will use a portion of the proceeds to repay the loan. The interest rate negotiated between the parties was based upon the rate that large financial institutions charge their best clients in arms length lending transactions. Depending upon VeriChip’s future operating performance, such rate may not be comparable to the terms that the Company could obtain from independent third parties.

Transition Services Agreement

On December 27, 2005, the Company entered into a transition services agreement with VeriChip in which the Company agreed to provide VeriChip with certain administrative transition services and payment of expenses requested from time to time by VeriChip, including payroll, legal, finance, accounting, information technology and tax services and services related to VeriChip’s planned initial public offering. As compensation for these services, VeriChip agreed to pay the Company (i) approximately $62,000 per month for fixed costs allocable to these services, (ii) the Company’s reasonable out-of-pocket direct expenses incurred in connection with providing these services, (iii) the Company’s expenses incurred in connection with services provided to VeriChip in connection with its planned initial public offering and (iv) any charges by third party service providers that may or may not be incurred as part of VeriChip’s planned initial public offering and that are attributable to transition services provided to or for VeriChip.

The term of the agreement continues until such time as VeriChip requests the Company to cease performing such services, provided that the Company is not obligated to continue to provide the transition services for more than two years. Except for any request by VeriChip that the Company cease to perform transition services, the agreement may not be terminated by either party except in the event of a material default in the Company’s delivery of the transition services or in VeriChip’s payment for those services. The terms of the transition services agreement were negotiated between certain of the Company’s and VeriChip’s executive officers, and were based upon historical amounts incurred by the Company for payment of such services to third parties. Accordingly, the Company believes that the terms of the transactions are comparable to terms that one could obtain from independent third parties.

During 2005, the Company paid legal fees of $0.1 million, to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, referred to as Akin Gump. Tommy G. Thompson, a partner with Akin Gump, has been a member of VeriChip’s board of directors since July 2005 and holds options to purchase 0.2 million shares of VeriChip’s common stock.

InfoTech USA, Inc.

As of December 31, 2005, the Company owned approximately 52.5% of InfoTech’s outstanding common stock. On June 27, 2003, the Company borrowed $1.0 million from InfoTech under the terms of a commercial loan agreement and term note. The loan accrues interest at an annual rate of 16%, and interest is payable monthly. The loan, which was originally due on June 30, 2004, was extended and the principal balance plus accrued interest is due on June 30, 2006. As of December 31, 2005, $1.0 million of principal was outstanding under the note and no interest was due. Under the terms of a Stock Pledge Agreement, the Company pledged 750,000 shares of Digital Angel Corporation’s common stock that the Company owns as collateral for the loan. The proceeds of the loan were used to fund operations. The terms of the loan agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors. Accordingly, the Company believes that the terms of the agreements are comparable to terms that could be obtained from independent third parties

InfoTech reimburses the Company on a monthly basis for insurance expenses. During 2005 and 2004, InfoTech reimbursed the Company approximately $0.2 million and $0.2 million, respectively, for such expenses.

Changes in Control

The Company has granted its lender, Satellite Senior Income Fund LLC, a first priority security interest in substantially all of the Company’s assets, and the Company has pledged all of the issued and outstanding capital stock owned by the Company in VeriChip, InfoTech and certain other wholly-owned subsidiaries of the Company and a portion of the common stock owned by the Company in Digital Angel. If the Company defaults under the terms of its agreement with Satellite, such default, if uncured, could result in a change in control of the Company.

PART IV
ITEM 14. PRINCIPAL ACCOUNTANT FESS AND SERVICES

AUDIT AND NON-AUDIT FEES

For the fiscal years ended December 31, 2005 and 2004, fees for services provided by Eisner LLP were as follows:

	2005	2004

A. Audit Fees	$798,491	$688,657

B. Audit Related Fees (review of registration statements and other SEC filings)	44,600	169,100

C. Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	--	7,200

D. All other fees (acquisition due diligence services)	85,495	50,000

Total Fees	$928,586	$914,957

Compatibility of Fees

The Audit Committee of the Board of Directors has considered whether the provision of the services covered in B. and C. above is compatible with maintaining the independent registered public accounting firm’s independence and has concluded that the services did not interfere with the independent registered public accounting firm’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has a policy for the pre-approval of audit services, requiring its prior approval for all audit and non-audit services provided by the Company’s independent registered public accounting firm. All services provided by and all fees paid to Eisner LLP in fiscal 2005 were pre-approved by the Audit Committee in accordance with the policy. The Company’s independent registered public accounting firm may not provide certain prohibited services. The Audit Committee’s prior approval must be obtained before the scope or cost of pre-approved services is increased.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2006	APPLIED DIGITAL SOLUTIONS, INC.
	By:	/s/ Evan C. McKeown
(Evan C. McKeown) Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

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

10.79	Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc.

10.80
Amendment to Satellite Strategic Finance Associates LLC Series C Warrant dated March 31, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2005) (incorporated by reference to Exhibit 10.80 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)

10.81
Patient Security Systems Capital Equipment Supplier Agreement between Novation, LLC and eXI Wireless Systems, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.82
Second Amendment to Loan Documents dated June 28, 2005 by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2005)

10.83
Amended and Restated Supply, License, and Development Agreement dated December 28, 2005 by and between Digital Angel Corporation and VeriChip Corporation (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.83 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)

10.84
Registration Agreement dated as of as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.85
Securities Purchase Agreement by and among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. dated as of June 9, 2005 (incorporated by reference to Exhibit 10.51 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

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

10.106	Incentive and Recognition Policy dated March 10, 2006* (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)

21.1	List of Subsidiaries of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)

23.1	Consent of Eisner LLP**

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_______
* **	- Management contract or compensatory plan. - Filed herewith.

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

Eisner LLP

New York, New York
March 10, 2006

With respect to the first and second paragraphs of Note 23
March 31, 2006

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

As of December 31, 2005, the Company’s business operations consisted of the operations of four wholly-owned subsidiaries, collectively referred to as the Advance Technology segment, one wholly-owned subsidiary, VeriChip Corporation, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH). As of December 31, 2005, the Company owned approximately 55.4% of Digital Angel Corporation and approximately 52.5% of InfoTech USA, Inc. During the third quarter of 2005, the Company realigned its Advanced Technology business segment as a result of its subsidiary, VeriChip Corporation’s acquisitions of VeriChip Inc., or VHI, and Instantel Inc., or Instantel, as more fully discussed in Note 3. The Company now operates in four business segments: VeriChip Corporation, referred to as VeriChip, Digital Angel Corporation, referred to as Digital Angel, Advanced Technology and InfoTech USA, Inc., referred to as InfoTech. Prior period information has been reclassified to give effect to the segment realignment referred to above. In December 2005, VeriChip filed a registration statement to register shares of its common stock in an initial public offering.

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

The financial statements have been revised to include disclosure regarding certain conditions encompassing an agreement between our subsidiaries (See Note 23, Agreement between VeriChip and Digital Angel).

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

Sales of the Healthcare division’s products were $12.1 million and represented 76.2% of the total revenue from this segment during 2005. There were no sales in 2004 and 2003. Sales of the Security and Industrial division’s products were $3.8 million, $0.2 million, and $0.5 million, respectively, and represented 23.8%, 100.0%, and 100.0% of this segment’s revenue during 2005, 2004 and 2003, respectively. Virtually all of this segment’s 2005 revenues resulted from the acquisitions of VHI and Instantel as more fully discussed in Note 3.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized, among others.

Foreign Currencies

As of December 31, 2005, the Company had foreign subsidiaries located in Canada, the United Kingdom and Denmark. The Canadian subsidiaries’ functional currency is the U.S. dollar, Accordingly, gains and losses associated with certain expenses denominated in the Canadian dollar, such as payroll expenses, are included in the results of operations as incurred. However, from April 1, 2005 until June 30, 2005, VHI used its local currency as its functional currency. Results of operations and cash flow were translated at average exchange rates during the period, and assets and liabilities were translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. On July 1, 2005, VHI’s functional currency changed from the local currency to the reporting currency. This was done as the result of a functional currency determination test that showed that the majority of VHI’s business operations were transacted in the reporting currency. Translation adjustments for the period April 1 to June 30, 2005 were not removed from equity and will remain in equity until a sale or substantially complete liquidation of the investment in the subsidiary occurs.

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

Royal Bank of Canada Credit Agreement

VHI is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million (approximately $1.2 million in U.S. dollars as of December 31, 2005). Approximately $0.1 million was outstanding under the credit facility as of December 31, 2005 and borrowings are due on demand. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%. The borrowing limit is up to 85% of accounts receivable and up to 25% of inventory. Under the terms of the agreement, VHI must comply with certain reporting covenants.

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

VeriChip Inc.

On March 31, 2005, the Company acquired VHI through a plan of arrangement under which it paid CDN$1.60 for each outstanding share of VHI (a total of 10,265,178 VHI common shares were outstanding on March 31, 2005) payable in shares of the Company’s common stock based on the daily weighted-average closing price of its common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VHI’s common stock for each share of the Company’s common stock. Accordingly, the Company issued 3,388,407 shares of its common stock valued at approximately $11.7 million to VHI’s shareholders. In addition, all existing VHI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of the Company’s common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the purchase price was approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition of which $0.3 million was paid with options. The total cost of the acquisition was approximately $13.3 million.

VHI, based in Vancouver, Canada, provides patient wandering, maternity ward infant protection and asset location and identification systems combining automated identification and real-time location technologies.

Effective March 31, 2005, the Company contributed VHI to VeriChip, under the terms of an exchange agreement between the Company and VeriChip dated June 9, 2005, in consideration for approximately 3.3 million shares of VeriChip’s common stock.

The acquisition of VHI was accounted for under the purchase method of accounting. The required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, has been made based upon preliminary valuations and are subject to change. The excess of purchase price over the fair value of the assets and liabilities of VHI was preliminarily recorded as goodwill of approximately $5.0 million. The intangible assets with a preliminary aggregate fair value of approximately $6.6 million are comprised of patents, trademarks, customer relationships and distribution networks.

These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $0.5 million in 2005 associated with these intangible assets. See Note 7.

Instantel Inc.

On June 10, 2005, VHI entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VHI, VeriChip and the Company to acquire 100% of the common stock of Instantel. The Company funded the acquisition, with such funding being recorded as a capital contribution to VeriChip. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of VHI. Instantel, based in Ottawa, Canada, is a manufacturer of remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base.

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

VHI and Instantel

The estimated fair value of the acquired intangible assets of VHI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, the Company estimated the cash flows that each of their intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

In considering the benefits of the VHI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with VeriChip’s existing RFID implantable microchip business.

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

The required purchase accounting adjustments, including the allocation of the purchase prices to the assets acquired and liabilities assumed based on their respective fair values, for Instantel, VHI and DSD have been made based upon preliminary valuations. Accordingly, their purchase price allocations are still in review and are subject to change. The Company currently believes that it has identified all significant liabilities and tangible and intangible assets acquired, however, based upon its final valuation and review it may determine that additional liabilities or tangible assets exist or it may determine that the preliminary estimated fair value ascribed to the intangible assets or the estimated useful lives require revision. Several factors are still to be considered including: (i) the status of certain competing products being offered by VHI and Instantel; (ii) income tax considerations; and (iii) the finalization of cash flow projections, among others. The Company anticipates that it will finalize the purchase price allocations within the next several months. Any adjustments to the purchase price allocations will be recorded as increases or decreases in goodwill. The total purchase price of the businesses acquired during 2005 and 2004 was allocated as follows:

	Instantel Inc.	VHI	DSD	OuterLink
Current assets	$5,678	$3,112	$2,631	$1,225
Equipment	493	191	2,580	116
Other assets	—	—	33	73
Intangibles:
Patented and non-patented proprietary technology	1,720	3,710	1,007	1,333
Trademarks and trade name	3,790	1,131	520	210
Customer relationships and non-compete	3,390	895	393	3,126
Distribution network	5,320	856	—	—
Goodwill	12,019	4,963	3,372	3,853
Current liabilities	(2,748)	(1,057)	(3,371)	(1,415)
Long-term debt and other liabilities	—	—	(2,713)	(20)
Deferred taxes	(4,390)	(518)	(550)	—

Total	$25,272	$13,283	$3,902	$8,501

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

Pro Forma Results of Operations (Unaudited)

The results of Instantel, VHI, DSD and OuterLink have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s result of operations would have been had Instantel, VHI, DSD and OuterLink been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

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

The goodwill resulting from the acquisitions of VHI and Instantel, which are included in VeriChip’s Healthcare and Security and Industrial divisions and DSD, which is included in Digital Angel’s Animal Application’s division, have been included based upon preliminary purchase price allocations, which are subject to revision.

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

The estimated fair value of intangible assets acquired in the Instantel, VHI, and DSD acquisitions are based upon preliminary purchase price allocations which are subject to revision.

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

8. Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued wages and payroll expenses	$3,704	$2,760
Accrued severance	641	1,108
Accrued bonuses	657	1,044
Accrued purchases	5,096	2,108
Accrued legal reserves	3,101	3,866
Accrued professional fees	1,533	652
Other	4,579	5,858
Deferred revenue	2,765	3,415
Deferred purchase price obligation	3,000	—
	$25,076	$20,811

9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following:

	December 31,
	2005	2004
	(in thousands)
Mortgage notes payable, collateralized by Digital Angel’s land and buildings, payable in monthly installments of principal and interest totaling $30,000, bearing interest at 8.2%, due through November 2010.	$2,281	$2,331

Note payable, payable in quarterly installments of principal and interest totaling $47,000, bearing interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (4.2% at December 31, 2005), due through December 2008.	569	—

Equipment loans, collateralized by DSD’s production equipment, payable in monthly installments of principal and interest totaling $32,000, bearing interest at variable rates, ranging from 4.6% to 7.1% at December 31, 2005, due through January 2010.	1,186	—

Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (4.2% at December 31, 2005) and is determined quarterly, the agreement shall remain effective until further notice.	1,722	—

Line of credit, bears interest at the Canadian prime rate plus 1% (6.0% at December 31, 2005), due on demand, and is secured by all of the assets of VHI.	94	—

Senior Note - Satellite	12,000	—

Line of credit, bears interest at Wells Fargo’s prime rate plus 3% (10.3% at December 31, 2005), due in June 2007.	826	1,825

Notes payable -other and capital lease obligations	659	176
	19,337	4,332
Less: Current maturities	3,645	2,044

	$15,692	$2,288

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

Warrants

The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

Class of Warrants	Authorized	Issued	Exercised/ Forfeited	Balance December 31, 2005	Exercise Price	Date of Issue	Exercisable Period
Class W	85	85	85	—	$44.17	October 2000	5 years
Class Z	535	535	102	433	2.75	June 2003	4 years
Series B	667	667	—	667	3.30	April 2004	5 years
Series C	1,500	1,500	1,500	—	3.47	October 2004	5 months
Series D	667	667	—	667	5.05	October 2004	5 years

VHI warrants	13	13	13	—	6.26	March 2005	7 months

Series E	976	976	—	976	4.09	June 2005	5 years
Series E	200	200	—	200	3.75	June 2005	5 years
	4,643	4,643	1,700	2,943

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

The VHI warrants were issued in connection with the acquisition of VHI on March 31, 2005, as more fully discussed in Note 3. A total of 13,204 warrants exercisable into 13,204 shares of the Company’s common stock were issued. These warrants expired unexercised in October 2005.

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

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

Warrant Series	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate

W	0%	43.41%	1.69	6.40%

Z	0%	76.00%	4.0	1.50%

B	0%	69.00%	6.0	3.38%

C	0%	50.00%	0.42	2.00%

D	0%	50.00%	6.0	3.31%

VHI Warrants	0%	50.00%	0.67	3.38%

E	0%	50.00%	5.0	3.75%

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

During 1996, the Company adopted a nonqualified stock option plan, or the Option Plan. During 2000, the Company adopted the 1999 Flexible Stock Plan, or the 1999 Flexible Plan. With the 2000 acquisition of Destron Fearing, the Company acquired an additional stock option plan referred to as the Employee Stock Option Plan. During 2003, the Company adopted the 2003 Flexible Stock Plan, or the 2003 Flexible Plan. During 2005, with the acquisition of VHI, the Company acquired two additional stock option plans, referred to as the VHI Option Plans. The Company had a seventh stock option plan that it had acquired in connection with the 2000 acquisition of Destron Fearing that it terminated upon the expiration of all outstanding stock options in 2005.

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

Under the VHI Option Plan, the Plan authorized the grant of options to VHI’s employees to purchase shares of common stock. As of December 31, 2005, 0.2 million options have been granted and 0.2 million are outstanding. The Plan has been discontinued with respect to any future grant of options.

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

23. Related Party Transactions

Agreement between VeriChip and Digital Angel

On December 28, 2005, VeriChip and Digital Angel entered into a restated agreement for the supply of VeriChip implantable microchips. Digital Angel is VeriChip’s sole supplier of microchips relating to its human implantable microchip business. Under this agreement, Digital Angel purports to license to VeriChip the right to use the implantable human microchip technology. However, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to other parties by a predecessor of Digital Angel in 1994. Consequently, the license under VeriChip’s supply and development agreement with Digital Angel conflicts with and is rendered inoperative by the previously granted right to use the patented technology for human identification. The Company has been publicly marketing and selling the implantable VeriChip in applications involving the identification of human beings for over four years. Through December 31, 2005, there have been and are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. VeriChip’s agreement with Digital Angel contains an indemnification provision covering intellectual property claims. The agreement with Digital Angel continues until March 2013, and, as long as the Company continues to meet minimum purchase requirements, the agreement will automatically renew annually. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of the other party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips every year. Further, the agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided.

Digital Angel relies solely on a production agreement with Raytheon Corporation for the manufacture of the human implantable microchip products. Raytheon Corporation utilizes Digital Angel's equipment in the production of the syringe-injectable microchips. Certain aspects of the production arrangement are included in an agreement, which expires in June 2006. Accordingly, the Company's ability to obtain the human implantable microchip from Digital Angel after June 2006 is uncertain.

Loan Agreement with InfoTech

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

Loan Agreement with VeriChip

On December 27, 2005, the Company and VeriChip converted the amounts due to the Company under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million, interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal and a stated balloon payment of principal and interest due on December 27, 2010. Notwithstanding the stated maturity date, the Company, at its sole discretion, has the option to extend the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the stated maturity date. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes the initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. The Company is obligated to repay a portion of its note with Satellite Strategic Income Fund LLC with the proceeds from the balloon payment as more fully discussed in Note 2. The loan is subordinated to the obligations of VeriChip under the credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VHI. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

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