Form 10-Q
period 2006-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2006-05-09
CIK 924642

As filed with the Securities and Exchange Commission on May 9, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
or
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
Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2006:

Class	Number of Shares
Common Stock; $.01 Par Value	67,439,713

APPLIED DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets
	March 31,	December 31,
	2006	2005
Current Assets	(unaudited)
Cash and cash equivalents	$20,934	$22,417
Restricted cash	173	310
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $834 in 2006 and $838 in 2005)	22,378	26,236
Inventories	12,757	12,317
Deferred taxes	227	422
Other current assets	3,416	3,232
Total Current Assets	59,885	64,934

Property And Equipment, net	10,569	11,120

Goodwill, net	87,491	86,231

Intangibles, net	21,039	21,568

Other Assets, net	2,883	2,135
	$181,867	$185,988
Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$3,348	$3,645
Accounts payable	15,150	12,465
Accrued expenses	19,831	25,076
Net liabilities of Discontinued Operations	5,491	5,499
Total Current Liabilities	43,820	46,685

Long-Term Debt and Notes Payable	15,560	15,692

Deferred Taxes	5,546	5,644

Other Long-Term Liabilities	2,203	1,659

Total Liabilities	67,129	69,680

Commitments And Contingencies

Minority Interest	49,988	49,762

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2006 and 2005 of $10 par value; special voting, no shares issued or outstanding, Class B voting, no shares issued or outstanding
Common shares: Authorized 125,000 shares in 2006 and 2005, of $.01 par value; 67,539 shares issued and 67,439 shares outstanding in 2006
and 67,139 shares issued and 67,039 shares outstanding in 2005	675	671
Additional paid-in capital	507,110	506,168
Accumulated deficit	(444,342)	(441,387)
Common stock warrants	3,593	3,593
Accumulated other comprehensive (loss) income	(91)	(122)
Subtotal	66,945	68,923
Treasury stock (carried at cost, 100 shares in 2006 and 2005)	(1,777)	(1,777)
Notes received from shares issued	(418)	(600)
Total Stockholders’ Equity	64,750	66,546
	$181,867	$185,988
See the accompanying notes to condensed consolidated financial statements.

3

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED
(In thousands, except per share data)
(Unaudited)
	For The Three-Months
	Ended March 31,
	2006	2005

Product revenue	$27,633	$18,134
Service revenue	4,709	3,804
Total revenue	32,342	21,938

Cost of products sold	16,331	12,184
Cost of services sold	2,068	1,555
Total cost of products and services sold	18,399	13,739
Gross profit	13,943	8,199

Operating costs and expenses:

Selling, general and administrative	14,422	9,333
Research and development	2,171	1,300
Total operating costs and expenses	16,593	10,633

Operating loss before other items	(2,650)	(2,434)

Interest and other income	(291)	(312)
Interest expense (recovery)	671	(2,160)
Total other expense (income)	380	(2,472)

(Loss) income from continuing operations before taxes,
minority interest and gain (loss) attributable to capital
transactions of subsidiaries	(3,030)	38

(Provision) benefit for income taxes	(21)	13

(Loss) income from continuing operations before minority interest and
gain (loss) attributable to capital transactions of subsidiaries	(3,051)	51

Minority interest	449	280

Net gain on capital transactions of subsidiaries	286	380

(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(639)	902

(Loss) income from continuing operations	(2,955)	1,613

Change in estimate on loss on disposal of discontinued operations
and operating losses during the phase out period	-	(4)

Net (loss) income	$(2,955)	$1,609

(Loss) Income per common share - basic and diluted
(Loss) income from continuing operations	$(0.04)	$0.03
(Loss) income from discontinued operations	-	-

Net (loss) income per common share - basic and diluted	$(0.04)	$0.03

Weighted average number of common shares outstanding - basic and diluted	66,996	56,871
See the accompanying notes to condensed consolidated financial statements.

4

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Three-Months Ended March 31, 2006
(In thousands)
(Unaudited)

						Accumulated
			Additional		Common	Other		Notes	Total
	Common Stock		Paid-In	Accumulated	Stock	Comprehensive	Treasury	Received For	Stockholders'
	Number	Amount	Capital	Deficit	Warrants	Income (Loss)	Stock	Shares Issued	Equity

Balance - December 31, 2005	67,139	$671	$506,168	$(441,387)	$3,593	$(122)	$(1,777)	$(600)	$66,546
Net income	-	-	-	(2,955)	-	-	-	-	(2,955)
Comprehensive income (loss) -
Foreign currency translation	-	-	-	-	-	31	-	-	31
Total comprehensive income	-	-	-	(2,955)	-	31	-	-	(2,924)
Adjustment to allowance for uncollectible portion of notes receivable	-	-	-	-	-	-	-	(6)	(6)
Adjustment for notes received for shares issued	-	-	-	-	-	-	-	-	-
Stock option re-pricing and extensions	-	-	145	-	-	-	-	-	145
Common shares issued to acquire minority interest	351	3	904
Issuance of common shares	89	1	58						59
Stock issuance costs			(9)						(9)

VeriChip options issued for services			32						32
Retirement of common shares	(40)	-	(188)	-	-	-	-	188	-
Balance - March 31, 2006	67,539	$675	$507,110	$(444,342)	$3,593	$(91)	$(1,777)	$(418)	$64,750

See the accompanying notes to condensed consolidated financial statements.

5

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For The Three-Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net (loss) income	$(2,955)	$1,609

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
(Income) loss from discontinued operations	-	4
Non-cash compensation and administrative expenses	336	(311)
Depreciation and amortization	1,125	621
Amortization of deferred finance costs	40	-
Allowance for doubtful accounts	4	165
Allowance for inventory excess and obsolescence	83	28
Non-cash interest expense	-	(2,345)
Deferred income taxes	(117)	-
Impairment of notes receivable	-	24
Net loss on capital transactions of subsidiary	(286)	(380)
Loss (gain) attributable to changes in minority interest as a result
of capital transactions of subsidiary	639	(902)
Minority interest	(449)	(280)
Loss on sale of equipment	15	1
Change in assets and liabilities:
Decrease in restricted cash	137	145
Decrease in accounts receivable	3,663	2,832
Increase in inventories	(376)	(1,296)
Increase in other current assets	6	13
Decrease in accounts payable, accrued expenses
and other long-term liabilities	(2,376)	(3,211)
Net cash (used in) provided by discontinued operations	(6)	81
Net Cash Used In Operating Activities	(517)	(3,202)
Cash Flows From Investing Activities
Decrease in notes receivable	79	788
Decrease in other assets	119	140
Payments for costs - business acquisition	(8)	-
Payments for property and equipment	(662)	(424)
Payments for costs of business acquisitions, net of cash acquired	-	(937)
Net Cash Used In Investing Activities	(472)	(433)
Cash Flows From Financing Activities
Net amounts paid on notes payable	(570)	(1,883)
Payments on long-term debt	(994)	(59)
Proceeds from long-term debt	997	-
Deferred offering costs	(536)	-
Issuance of common shares	58	733
Stock issuance costs	(9)	(30)
Proceeds from subsidiary issuance of common stock	500	129
Net Cash Used In Financing Activities	(504)	(1,110)
Net Decrease In Cash And Cash Equivalents	(1,493)	(4,745)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	10	68

Cash And Cash Equivalents - Beginning Of Period	22,417	30,839
Cash And Cash Equivalents - End Of Period	$20,934	$26,162

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

The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company,” “we,” “our,” or “us”) as of March 31, 2006, and December 31, 2005 (the December 31, 2005, financial information included in this report has been extracted from our audited financial statements included in our 2005 Annual Report on Form 10-K, as amended), and for the three-months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made. The unaudited condensed consolidated statements of operations for the three-months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K.

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

We have realigned our business segments as a result of our subsidiary, VeriChip Corporation’s, acquisitions of VeriChip Holdings Inc., or VHI, and Instantel Inc., or Instantel, as more fully discussed in Note 6. We now operate in four business segments: VeriChip Corporation, referred to as VeriChip, Digital Angel Corporation, referred to as Digital Angel, Advanced Technology and InfoTech USA, Inc., referred to as InfoTech. Prior period information has been reclassified accordingly. Our segments are more fully discussed in Note 5.

On December 29, 2005, VeriChip filed a registration statement, which it amended on April 7, 2006, to register shares of its common stock in an initial public offering. VeriChip has applied to have its common stock quoted on the Nasdaq National Market under the symbol “CHIP.” VeriChip intends to reserve for sale a percentage of the shares to be offered in the initial public offering to our shareholders of record on May 8, 2006 through a directed share program. The number of shares to be offered and the price range for the offering have not yet been determined. However, our plan is to retain a majority interest in and, therefore, to continue to consolidate the financial results of VeriChip. The registration statement has not yet become effective and the securities being offered may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Stock-Based Compensation

 At March 31, 2006, we had several stock-based employee compensation plans, which are more fully described in Note 12 in our Annual Report on Form 10-K, as amended, for the year ended 2005. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“FAS 123”), through December 31, 2005, we elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of our fixed stock options granted to employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, resulted in variable accounting in accordance with APB 25. Accordingly, compensation expense was measured in accordance with APB 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation costs were recognized immediately. We accounted for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaced FAS 123 and supercedes APB 25. FAS 123R requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. We

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and compensation cost is recognized on a straight line basis over the service period of each award. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model. In accordance with the modified prospective method, the unaudited consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 7 for further information concerning our adoption of FAS 123R.

2. Principles of Consolidation

Our financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 55.0% owned subsidiary, Digital Angel (AMEX:DOC), and our 52.4% owned subsidiary, InfoTech (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements as if it operated on a calendar year basis.

3. Inventory

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials	$4,301	$3,924
Work in process	1,805	1,855
Finished goods	8,579	8,383
	14,685	14,162
Less: Allowance for excess and obsolescence	(1,928)	(1,845)

	$12,757	$12,317

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

4. Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted (loss) income per share:

	Three-Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)

Numerator:
(Loss) income from continuing operations	$(2,955)	$1,613

Net loss from discontinued operations	--	(4)
Net (loss) income	$(2,955)	$1,609

Denominator:
Denominator for basic and diluted (loss) income per share (1)
Basic and diluted weighted-average shares	66,996	56,871

Basic and diluted (loss) income per share:
Continuing operations	$(0.04)	$0.03
Discontinued operations	--	--
Total - Basic and Diluted	$(0.04)	$0.03

(1) The incremental weighted average shares issuable upon the exercise of stock options and warrants where the average estimated fair value of the Company’s common stock during each period presented exceeded the exercise price listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Stock options	345	1,395
Warrants	--	831
	345	2,226

The following stock options and warrants outstanding as of March 31, 2006 and March 31, 2005, which include the options and warrants listed in the table above, were not included in the computation of dilutive (loss) income per share because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Stock options	6,431	4,236
Warrants	2,943	3,366
	9,374	7,602

5. Segment Information

VeriChip, Digital Angel, Advanced Technology and InfoTech comprise our four operating segments.

VeriChip Segment

Our VeriChip systems, substantially all of which incorporate RFID technology, enable professionals to more effectively identify, locate and protect people and assets. These systems include

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

patient identification systems, infant protection systems, wander prevention systems, asset location and identification systems as well as other systems. Our VeriChip segment operates in two divisions: Healthcare, and Security and Industrial.

Our VeriMed patient identification, infant protection, wander prevention and asset location and identification systems are included in VeriChip's Healthcare division. VeriGuard, HOUNDware, and our vibration monitoring systems are included in VeriChip’s Security and Industrial division.

Digital Angel Segment

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

InfoTech Segment

This segment is a full service provider of information technology, or IT, products and services. The principal products and services in this segment are computer hardware and computer services. InfoTech’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

“Corporate/Eliminations” Category

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes selling, general and administrative expenses, interest expense and other expenses associated with corporate activities and functions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K, as amended, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment operations as presented below.

Following is the selected segment data as of and for the three-months ended March 31, 2006:

	Segments
	VeriChip	Digital Angel	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$6,157	$14,982	$2,990	$3,504	$--	$27,633
Service	393	680	3,221	415	--	4,709
	6,550	15,662	6,211	3,919	--	32,342
Inter-segment revenue - product	--	160	--	--	(160)	--
Total revenue	$6,550	$15,822	$6,211	$3,919	$(160)	$32,342

(Loss) income from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,021)	$(630)	$836	$(366)	$(1,849)	$(3,030)

Total assets	$48,139	$92,360	$34,426	$5,102	$1,840	$181,867

Following is the selected segment data as of and for the three-months ended March 31, 2005:

	VeriChip	Digital Angel	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated

Net revenue from external customers: Product	$15	$12,310	$2,619	$3,190	$--	$18,134
Service	--	706	2,566	532	--	3,804
	15	13,016	5,185	3,722	--	21,938
Inter-segment revenue - product	--	387	--	--	(387)	--
Total revenue	$15	$13,403	$5,185	$3,722	$(387)	$21,938

Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries(1)	$(671)	$(418)	$(273)	$(63)	$1,463	$38

Total assets	$8,702	$102,248	$40,806	$4,968	$5,694	$162,418

(1) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries includes a recovery of approximately $2.3 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the options as a liability and to re-measure the liability at each reporting period. Changes in the fair value of the warrants result in increases or recovery of interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable that we had previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries of approximately $2.8 million in the three-months ended March 31, 2005.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The following is a breakdown of revenue by segment and type of product and service:

	Three-Months Ended March 31, (In thousands)
	2006			2005
	Product	Service	Total	Product	Service	Total

VeriChip
Healthcare	$4,777	$69	$4,846	$--	$--	$--
Security and Industrial	1,380	324	1,704	15	--	15
Total	$6,157	$393	$6,550	$15	$--	$15

	Three-Months Ended March 31, (In thousands)
	2006			2005
	Product	Service	Total	Product	Service	Total

Digital Angel
Animal Applications	$11,085	$417	$11,502	$7,881	$416	$8,297
GPS and Radio Communications	4,057	263	4,320	4,816	290	5,106
Total	$15,142	$680	$15,822	$12,697	$706	$13,403

	Three-Months Ended March 31, (In thousands)
	2006			2005
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$2,922	$1,432	$4,354	$2,330	$1,637	$3,967
Call center software	68	583	651	289	485	774
Customer relationship management software	--	1,206	1,206	--	444	444
Total	$2,990	$3,221	$6,211	$2,619	$2,566	$5,185

	Three-Months Ended March 31, (In thousands)
	2006			2005
	Product	Service	Total	Product	Service	Total

InfoTech
Computer hardware	$3,504	$--	$3,504	$3,190	$--	$3,190
Computer services	--	415	415	--	532	532
Total	$3,504	$415	$3,919	$3,190	$532	$3,722

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

6. Acquisitions

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
		($ in thousands)
DSD-Holding A/S	2/28/05	$3,902	$6,008	$(2,106)	Manufacturer and marketer of visual and electronic RFID tags for livestock.

VeriChip Holdings Inc., formerly eXI Wireless, Inc.	3/31/05	$13,283	$11,541	$1,742	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

Instantel Inc.	6/10/05	$25,272	$26,239	$(967)	Manufacturer of high-quality remote monitoring products including RFID based patient wandering and infant protection systems and vibration monitors.

DSD-Holding A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD-Holding A/S, or DSD, and DSD became a wholly-owned subsidiary of Digital Angel. Under the terms of the acquisition, Digital Angel purchased all of the outstanding capital stock of DSD for a purchase price equal to seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period. Digital Angel made an initial payment of $3.5 million at closing through the delivery of 684,543 shares of our common stock which Digital Angel acquired from us in a February 2005 share exchange, as discussed below. The initial payment of $3.5 million negotiated between Digital Angel and the selling shareholders of DSD was the minimum payment due. During the second quarter of 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations.

Pursuant to the terms of the February 2005 share exchange agreement that we entered into with Digital Angel in connection with the DSD acquisition, we sold to Digital Angel 684,543 shares of our common stock. Under the terms of the share exchange agreement, we agreed to make a strategic investment in Digital Angel whereby we acquired an additional 644,140 shares of Digital Angel’s common stock. We agreed to the terms of the share exchange because we desire to maintain a controlling interest in Digital Angel.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Under the terms of the share exchange agreement, the value of the common stock exchanged between us and Digital Angel was $3.5 million, which represented the initial partial payment due under the acquisition agreement as discussed above. The number of shares of Digital Angel’s and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of Digital Angel and our common stock, respectively, for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 for Digital Angel’s common stock and $5.113 for our common stock.

Pursuant to the terms of the acquisition agreement pursuant to which Digital Angel acquired DSD, at any time between the closing date of the acquisition and December 31, 2006 Digital Angel had the right to buyout the remaining purchase price. On April 13, 2006, Digital Angel exercised its right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buyout price will be satisfied by a cash payment of $1.0 million and $1.0 million worth Digital Angel’s unregistered common stock. Upon payment, the $2.0 million buyout price will be recorded as additional goodwill. The $1.0 million cash payment was made on April 13, 2006.

We and the former shareholders of DSD have agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of Digital Angel’s common stock to be paid by Digital Angel to the former shareholders of DSD pursuant to the buyout agreement. Pursuant to the share exchange agreement, we have agreed to issue to the former shareholders of DSD $1.0 million in shares of our common stock in exchange for $1.0 million in shares of the Digital Angel common stock that the former shareholders of DSD will receive from Digital Angel in partial payment of the buyout. The number of shares of our common stock that will be exchanged will be determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date, subject to certain closing conditions. The number of shares of Digital Angel’s common stock that will be exchanged will be determined based upon the average of the volume-weighted-average price of Digital Angel’s common stock for the 10 trading days prior to the closing date of the share exchange agreement.

The DSD acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD as of March 31, 2006, was recorded as goodwill of $4.0 million. Intangible assets with an estimated fair value of $2.0 million were also recognized in the acquisition. These intangible assets consist of customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization expense associated with these intangible assets recorded in the three-months ended March 31, 2006 and 2005 was approximately $45,000 and $0.2 million, respectively. The tradename has an indefinite life.

DSD is a Denmark-based manufacturer and marketer of visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. In considering the benefits of the DSD acquisition, management recognized the strategic complement of DSD’s technologies and customer base with Digital Angel’s existing Animal Applications division.

VeriChip Holdings Inc.

On March 31, 2005, we acquired VHI through a plan of arrangement under which we paid CDN$1.60 for each outstanding share of VHI (a total of 10,265,178 VHI common shares were

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

outstanding on March 31, 2005) payable in shares of our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VHI’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock valued at approximately $11.7 million to VHI’s shareholders. In addition, all existing VHI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the purchase price was approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition of which $0.3 million was paid with options. The total cost of the acquisition was approximately $13.3 million.

VHI, based in Vancouver, Canada, provides patient wandering, maternity ward infant protection and asset location and identification systems combining automated identification and real-time location technologies.

Effective March 31, 2005, we contributed VHI to VeriChip, under the terms of an exchange agreement between us and VeriChip dated June 9, 2005, in consideration for approximately 3.3 million shares of VeriChip’s common stock.

The acquisition of VHI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VHI was recorded as goodwill of approximately $5.0 million. The intangible assets with an aggregate fair value of approximately $6.6 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. We recorded amortization expense of approximately $0.2 million in the three-months ended March 31, 2006 associated with these intangible assets.

Instantel Inc.

On June 10, 2005, VHI entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VHI, VeriChip and us to acquire 100% of the common stock of Instantel. We funded the acquisition, with such funding being recorded as a capital contribution to VeriChip. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of VHI. Instantel is based in Ottawa, Canada and a manufacturer of remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base.

The purchase price for Instantel was $25.0 million. The purchase price is payable in two payments. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment is required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006, subject to extension until December 31, 2006. Upon the closing of VeriChip’s initial public offering, Perceptis is entitled to receive from VeriChip a number of shares of VeriChip’s common stock with an aggregate market value of $2.0 million valued at the close of business on the date of the second payment and a number of shares of our common stock with an aggregate market value of $1.0 million valued at the close of business on the date of the second payment. If the closing of the initial public offering of VeriChip’s common stock does not occur by December 31, 2006, Perceptis may elect to receive from VeriChip either a number of shares of our common stock with an aggregate

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

market value of $3.0 million or a cash payment of $2.5 million. Perceptis has anti-dilution protections as provided in the share purchase agreement and the second payment obligation is guaranteed by us. Associated with the guaranty, a number of shares of our common stock with an aggregate market value of $3.0 million valued on the date of closing was placed in escrow for the benefit of Perceptis to secure the guarantee by us of VeriChip’s performance of the payment obligations. VeriChip is obligated to reimburse us either in stock or cash or a combination of both for any of our stock issued in connection with the second payment obligation. In addition, VeriChip incurred $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

The Instantel acquisition was accounted for under the purchase method of accounting. The required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, have been made based upon preliminary valuations and are subject to change. The excess of purchase price over the estimated fair value of the assets acquired and liabilities assumed of Instantel was preliminarily recorded as goodwill of $12.0 million. In addition, we have preliminarily recorded intangible assets with an estimated fair value of approximately $14.2 million comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. We recorded amortization expense of approximately $0.3 million in the three-months ended March 31, 2006 associated with these intangible assets.

VHI and Instantel

In considering the benefits of the VHI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with VeriChip’s existing RFID implantable microchip business.

The estimated fair value of the acquired intangible assets of DSD, VHI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, we estimated the cash flows that each of their intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

The required purchase accounting adjustments, including the allocation of the purchase prices to the assets acquired and liabilities assumed based on their respective fair values, for Instantel have been made based upon preliminary valuations (DSD and VHI’s purchase accounting adjustments have been made based upon final valuations). Accordingly, Instantel’s purchase price allocations are still in review and are subject to change. We currently believe that we have identified all significant liabilities and tangible and intangible assets acquired, however, based upon our final valuation and review we may determine that additional liabilities or tangible assets exist or we may determine that the preliminary estimated fair value ascribed to the intangible assets or the estimated useful lives require revision. Several factors are still to be considered including: (i) the status of certain competing products being offered by VHI and Instantel; (ii) income tax considerations; and (iii) the finalization of cash flow

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

projections, among others. We anticipate that we will finalize the purchase price allocation for Instantel within the next several months. Any adjustments to the purchase price allocation for Instantel will be recorded as an increase or decrease in goodwill.

The total purchase price of the businesses acquired during 2005 was allocated as follows:

	DSD	VHI	Instantel
	(amounts in thousands)
Current assets	$2,631	$3,112	$5,678
Equipment	1,864	191	493
Other assets	33	—	—
Intangibles:
Patented and non-patented proprietary technology	1,050	3,710	1,720
Trademarks and trade name	520	1,131	3,790
Customer relationships and non-compete	393	895	3,390
Distribution network	—	816	5,320
Goodwill	4,045	4,989	12,019
Current liabilities	(3,371)	(1,057)	(2,748)
Long-term debt and other liabilities	(2,713)	—	—
Deferred taxes	(550)	(504)	(4,390)

Total	$3,902	$13,283	$25,272

In determining the purchase prices for these businesses, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the potential to expand the market for our existing implantable microchip businesses through certain of their existing distribution channels; (iv) the complementary nature of each of the company’s product offerings as an extension of the offerings of the other company and of our existing businesses; (v) similarities in corporate cultures; and (vi) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. Specifically, we felt that VHI’s business would grow, in large part because of its reputation and because its Assetrac business and its wander prevention business are, in our view, poised for growth.  We felt that the growth would ultimately result in a favorable return on our investment notwithstanding a purchase price that included amounts for goodwill.  Moreover, we saw VHI’s customer base, sales force, research and development teams and management as useful in developing our VeriMed Patient Identification System.  The same analysis took place with Instantel, as well as recognition that Instantel and VHI were competitors and that future results could be augmented by eliminating that competition, better serving customers with the best of both companies and eliminating redundancies. Based on such assessments, we determined that it was appropriate to offer purchase prices for these companies that resulted in the recognition of goodwill.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Pro Forma Results of Operations (Unaudited)

The results of DSD, VHI and Instantel have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the three-months ended March 31, 2005 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had DSD, VHI and Instantel been consolidated entities during such period, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended March 31, 2005

Net operating revenue	$28,271
Net income from continuing operations - basic and diluted	$1,299
Net income from continuing operations per share - basic and diluted	$0.02

Shares Issued to the Minority Owners of Signature Industries Limited

In June 1998, we entered into an agreement for purchase and sale of share capital of Signature Industries Limited, or Signature, with Mr. David Cairnie, Mr. Trevor Gage and certain other parties. Subsequent to our acquisition of Signature, we contributed our ownership interest in Signature to Digital Angel. Under the terms of the agreement, Messrs. Cairnie and Gage, and certain other parties, maintained minority interests in Signature, and were granted a right to require that we purchase their minority interests at an agreed upon price. The agreed price was equal to (a) a sum which consisted of (i) seven times the average of the operating profit for the relevant fiscal period ending before the submission of the notice required to effect the purchase, (ii) multiplied by a ratio, the numerator of which was the number of additional shares set out in the notice, and the denominator of which was the total number of issued and outstanding shares of Signature at the date of our acquisition of Signature or at the date of issuance of the notice, whichever was lower, which sum should be (b) minus any dividends paid to such minority owner which were treated as having been made out of any operating profits making up part of the price calculation. According to such terms, on March 1, 2006, we issued 283,803 and 67,062 shares of our common stock to Messrs. Cairnie and Gage, respectively. The shares had an aggregate value of approximately $1.0 million on the date of issuance. The acquisition of the minority interest resulted in approximately $0.6 million of additional goodwill related to Signature.

Net Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by Digital Angel and InfoTech are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel and InfoTech was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

During the three-months ended March 31, 2006 and 2005, we recorded a gain of $0.3 million and $0.4 million, respectively, on the issuances of shares of Digital Angel’s and InfoTech’s common stock. The 0.6 million shares that were issued by Digital Angel on February 25, 2005 under the terms of the share exchange agreement between Digital Angel and us, as discussed above in connection with the DSD acquisition, did not result in a gain or loss on issuance. The remaining shares issued by Digital Angel and the shares issued by InfoTech during the three-months ended March 31, 2006 and 2005 resulted from the exercise of Digital Angel’s and InfoTech’s stock options, the exercise of Digital Angel’s warrants and the conversion of Digital Angel’s preferred stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, we recorded a (loss) gain of $(0.6) million and $0.9 million during the three-months ended March 31, 2006 and 2005, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel and InfoTech. The following is a summary of the capital transactions of Digital Angel and InfoTech (InfoTech did not issue any common stock during the three-months ended March 31, 2005):

	Three-Months Ended March 31, 2006		Three-Months Ended March 31, 2005
	($ in thousands, except per share amounts)
	Digital Angel	InfoTech	Digital Angel
Issuances of common stock for stock option and warrant exercises and for conversions of preferred stock	344	5	149
Issuances of common stock under share exchange agreement between Digital Angel and us	--	--	644
Total issuances of common stock	344	5	793

Proceeds from stock issuances	$499	$2	$3,889
Average price per share	$1.45	$0.34	$4.90
Beginning ownership percentage	55.4%	52.5%	54.5%
Ending ownership percentage	55.0%	52.4%	55.1%
(Decrease) increase in ownership percentage	(0.4)%	(0.1)%	0.6%

Net gain on capital transactions of subsidiaries (1)	$286	$--	$380
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$(594)	$(45)	$902

(1)
We have not provided a tax provision/benefit for the net gain on capital transactions of subsidiary and the (loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries due to our current tax status.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

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

7. Stock Options and Restricted Stock

At March 31, 2006, we currently have six stock-based employee stock plans (three of which have been terminated with respect to any new stock option grants) and our subsidiaries collectively had eight stock-based employee compensation plans, all of which are more fully described in Note 12 in our Annual Report on Form 10-K, as amended, for the year ended 2005. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption, which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service period of each award. Our estimated forfeiture rates for the first quarter of 2006 were based on our historical experience. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model.

During the three-months ended March 31, 2006, we recorded approximately $0.3 million in compensation expense related to stock options granted to our employees and consultants, including approximately $0.1 million associated with certain of our fully-vested stock options, which were modified during the period. In addition, we recorded approximately $0.1 million of compensation expense in connection with restricted stock which was granted by Digital Angel and InfoTech as more fully discussed below. The compensation expense associated with stock options and restricted stock has been included in the unaudited condensed consolidated statements of operations in selling, general and administrative expense.

All of our stock options were fully vested as of December 31, 2005 and we did not grant any stock options during the three-months ended March 31, 2006. A summary of the status of our subsidiaries nonvested stock options as of January 1, 2006, and changes during the three-months ended March 31, 2006, is presented below (in thousands, except per share amounts):

VeriChip	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	--	$--
Granted	6	5.26
Vested	(6)	5.26
Nonvested at March 31, 2006	--	$--

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Digital Angel	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	217	$2.42
Granted	—	—
Vested	(17)	1.29
Nonvested at March 31, 2006	200	$2.52

InfoTech	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	—	—
Vested	—	—
Nonvested at March 31, 2006	—	$—

Thermo Life Energy Corp.	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	533	$0.10
Granted	—	—
Vested	(167)	0.11
Nonvested at March 31, 2006	366	$0.10

The weighted average per share fair value of options granted or modified by us and our subsidiaries during the three-months ended March 31, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions. (Thermo Life Energy Corp. did not grant or modify any options during the three-months ended March 31, 2006 and 2005, respectively):

Applied Digital	Three-Months Ended March 31, 2006	Three-Months Ended March 31, 2005
Weighted-average per share fair value	—	$2.32
Estimated option life	—	8 years
Risk free interest rate	—%	4.43%
Expected volatility	—%	50.00%
Expected dividend yield	—%	0.00%

VeriChip	Three-Months Ended March 31, 2006	Three-Months Ended March 31, 2005
Weighted-average per share fair value	$5.26	$0.85
Estimated option life	5 years	8 years
Risk free interest rate	4.29%	3.88%
Expected volatility	60.00%	.00%
Expected dividend yield	0.00%	0.00%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Digital Angel	Three-Months Ended March 31, 2006	Three-Months Ended March 31, 2005
Weighted-average per share fair value	--	$3.41
Estimated option life	--	5 years
Risk free interest rate	--%	3.81%
Weighted average volatility	--%	108.54%
Expected dividend yield	--%	0.00%

InfoTech	Three-Months Ended March 31, 2006	Three-Months Ended March 31, 2005
Weighted-average per share fair value	--	--
Estimated option life	--	--
Risk free interest rate	--%	--%
Expected volatility	--%	--%
Expected dividend yield	--%	--%

Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was determined based on historical volatility.

A summary of option activity under our option plans and the stock option plans of our subsidiaries as of March 31, 2006, and changes during the quarter then ended is presented below (in thousands, except per share amounts):

Applied Digital	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	6,485	$4.32
Granted	--	--
Exercised	13	1.51
Forfeited or Expired	42	22.18
Outstanding at March 31, 2006	6,430	$4.21	5.6	$1,252	*
Exercisable at March 31, 2006	6,430	$4.21	5.6	$1,252	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $2.90 at March 31, 2006 based upon its closing price on the NASDAQ. Includes approximately $0.3 million of intrinsic value from approximately 0.1 million options issued to consultants. $153,900 of compensation expense was recorded in prior periods related to these options.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

VeriChip	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	6,164	$0.64
Granted	6	2.31
Exercised	--	--
Forfeited or Expired	(17)	0.38
Outstanding at March 31, 2006	6,153	$0.64	4.90	$37,607	*
Exercisable at March 31, 2006	6,153	$0.64	4.90	$37,607	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of VeriChip’s stock was $6.75 at March 31, 2006. Includes approximately $1.9 million of intrinsic value from approximately 0.4 million options issued to consultants. $1.1 million of compensation expense was recorded in prior periods related to these options.

Digital Angel	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	8,455	$3.97
Granted	—	—
Exercised	(278)	1.80
Forfeited or Expired	(55)	4.49
Outstanding at March 31, 2006	8,122	$4.04	7.85	$5,331	*
Exercisable at March 31, 2006	7,922	$4.05	7.81	$5,191	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s stock was $4.30 at March 31, 2006 based upon its closing price on the AMEX.

InfoTech	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	4.075	$0.38
Granted	--	--
Exercised	(5)	0.34
Forfeited or Expired	--	--
Outstanding at March 31, 2006	4,070	$0.38	4.95	$814	*
Exercisable at March 31, 2006	4,070	$0.38	4.95	$814	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.58 at March 31, 2006 based upon its closing price on the OTC.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Thermo Life Energy Corp.	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	4,390	$0.06
Granted	--
Exercised	--
Forfeited or Expired	--
Outstanding at March 31, 2006	4,390	$0.06	4.31	$--	*
Exercisable at March 31, 2006	4,023	$0.05	4.15	$--	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated fair value of Thermo Life Energy Corp.’s stock was $0.05 at March 31, 2006.

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $0.5 and $0.1, respectively.

As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our subsidiaries’ plans.  That cost is expected to be recognized over a weighted-average period of 20 years.  The total fair value of shares vested during the quarter ended March 31, 2006, was $17,000.

Cash received from option exercise under all share-based payment arrangements for the three-months ended March 31, 2006, was $0.5 million.

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS 123R, we provided the disclosures required under FAS 123 as amended by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”  Employee stock-based compensation expenses recognized under FAS 123R was not reflected in our results of operations for the three-months ended March 31, 2005 for employee stock option awards as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The amount recognized as stock-based compensation expense (recovery) for the three-months ended March 31, 2005 resulted from stock option re-pricing and was recorded under the provisions of APB 25. Previously reported results have not been restated.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Three-Months Ended March 31, 2005
Net income as reported	$1,609
Stock-based compensation expense (recovery) reported in net loss (1)	(311)
Stock-based compensation expense determined under the fair value based method (1) (2)	(1,513)

Pro forma net loss	$(215)

Income (loss) per share basic and diluted:
Basic and diluted - as reported	$0.03
Basic and diluted - pro forma	$--

(1)	We have not provided a tax deduction related to employee compensation expense resulting from our stock option plans and those of our subsidiaries as a result of our current tax status.
(2)	Amount includes $0.8 million of compensation expense associated with subsidiary options.

Restricted Stock

In March 2005, Digital Angel granted ours and Digital Angel’s chairman of the board 0.1 million shares of it’s restricted stock. The restricted stock vests 50% on March 7, 2006 and 50% on March 7, 2007. Digital Angel determined the value of the stock to be $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the two year vesting period. In the three-months ended March 31, 2006, $0.1 million of compensation expense was recorded in connection with the restricted stock.

In February 2005, Digital Angel granted an employee 0.1 million shares of it’s restricted stock. The restricted stock vests 30% on February 25, 2006, 30% on February 25, 2006 and 40% on February 25, 2007. Digital Angel determined the value of the stock to be $0.2 million based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period. In the three-months ended March 31, 2006, $17,000 of compensation expense was recorded in connection with the restricted stock.

On January 2006, InfoTech granted ours and InfoTech’s chairman of the board and InfoTech’s chief executive officer 0.1 million and 0.1 million shares of its restricted stock, respectively. The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. InfoTech determined the aggregate value of the stock to be $0.1 million based on the closing price of its common stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three-months ended March 31, 2006, $12,500 of compensation expense was recorded in connection with the restricted stock.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

8.  Related Party Transactions

Agreement between VeriChip and Digital Angel

On December 28, 2005, VeriChip and Digital Angel entered into a restated agreement for the supply of VeriChip implantable microchips. Digital Angel is VeriChip’s sole supplier of microchips relating to its human implantable microchip business. Under this agreement, Digital Angel purports to license to VeriChip the right to use the implantable human microchip technology. However, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to other parties by a predecessor of Digital Angel in 1994. Consequently, the license under VeriChip’s supply and development agreement with Digital Angel conflicts with and is rendered inoperative by the previously granted right to use the patented technology for human identification. VeriChip has been publicly marketing and selling the implantable VeriChip in applications involving the identification of human beings for over four years. Through March 31, 2006, there have been and are no pending or threatened intellectual property claims challenging VeriChip’s marketing or selling activities. Verichip’s agreement with Digital Angel contains an indemnification provision covering intellectual property claims. The agreement with Digital Angel continues until March 2013, and, as long as VeriChip continues to meet minimum purchase requirements, the agreement will automatically renew annually. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of the other party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips every year. Further, the agreement provides that Digital Angel shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee as provided.

Digital Angel relies solely on a production agreement with Raytheon España, S.A., or RME, for the manufacture of the human implantable microchip products. RME utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human implantable microchip products sold by VeriChip. This new agreement, which was effective as of April 26, 2006 and expires on June 30, 2010, replaces a previous agreement between Digital Angel and RME which would have expired in June 2006.

Loan Agreement with InfoTech

On June 28, 2005, we and InfoTech entered into a second amendment to loan documents, or the Second Amendment, that amended, among other documents, a commercial loan agreement, or CLA, a Term Note, and a stock pledge agreement (together with the CLA and the Note, the “Loan Documents”) dated June 27, 2003, by and between InfoTech and us. Under the terms of the Loan Documents, we borrowed an original principal amount of $1.0 million from InfoTech on June 27, 2003, which bears interest payable monthly at 16% per annum. On June 29, 2004, we and InfoTech entered into a first amendment to the loan documents that extended the original maturity date of the loan from June 30, 2004 to June 30, 2005. Under the terms of the Second Amendment, InfoTech agreed to further extend the maturity date for the loan under the Loan Documents from June 30, 2005 to June 30, 2006. All other terms and provisions of the Loan Documents remain unmodified and continue in full force and effect. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

Loan Agreement with VeriChip

On December 27, 2005, we and VeriChip converted the amounts due to us under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million and interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal. We, at our sole discretion, have the option to extend or terminate the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the final maturity date of December 27, 2010, at which time a balloon payment of principal and interest becomes due. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes the initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. We are obligated to repay a portion of our $12 million note with Satellite Strategic Income Fund LLC, or SSIF, with the proceeds from the balloon payment. The loan is subordinated to the obligations of VeriChip under its credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VHI. Approximately $7.3 was outstanding on the loan as of March 31, 2006. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

During the three-months ended March 31, 2006, VeriChip incurred legal fees of approximately $0.7 million to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, referred to as Akin Gump. Tommy G. Thompson, a partner with Akin Gump, has been a member of VeriChip’s board of directors since July 2005 and holds fully vested options to purchase 0.2 million shares of VeriChip’s common stock.

Share Exchange with the Former Shareholders of DSD

We and the former shareholders of DSD have agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, shares of our common stock for shares of Digital Angel’s common stock that the former shareholders of DSD will receive in connection with a buyout agreement between the former shareholders of DSD and Digital Angel. The share exchange agreement and the buyout agreement are more fully discussed in Note 6. One of the former shareholders of DSD, LANO Holdings Aps, is 100% owned by Lasse Nordfjeld, DSD’s current chief executive officer.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

9. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of March 31, 2006, we have recorded approximately $3.1 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

Maudlin Suit

On October 22, 2003, Melvin Maudlin, a former employee of Pacific Decision Sciences Corporation, referred to as PDSC, filed suit in the Superior Court of California against PDSC, Hark Vasa, a former employee at PDSC, and us in connection with a purported trust agreement involving PDSC which, according to Mr. Maudlin, provided that he was to receive monthly payments of $10,000 for approximately 17 years. Mr. Maudlin obtained a pre-judgment right to attach an order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which we successfully appealed and had overturned. In early April 2004, Mr. Maudlin filed a second amended complaint against PDSC and us for breach of contract, breach of fiduciary duties, negligence, “creditor’s suit” under Section 491.310 of the California Code of Civil Procedure, fraudulent conveyance, improper corporate distribution and alter ego. On January 8, 2005, the court ruled in favor of PDSC and us, holding that the purported trust was illegal and void. On January 18, 2005, the judge of the Superior Court of California entered judgment in favor of PDSC and us on all claims asserted against us by Mr. Maudlin. Mr. Maudlin filed a notice of appeal and the matter was remanded to the trial court in the first quarter of 2006. We continue to defend the matter. The suit has not materially affected PDSC's ability to operate its business but could affect such operations in the future.

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

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

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases. Digital Angel contested this motion, and on October 6, 2005, the Court denied the motion in its entirety. Final judgment in the action was entered on February 21, 2006.

On March 20, 2006, Digital Angel filed a notice of appeal with the Federal Circuit Court of Appeals in Washington, D.C. The appeal is presently pending.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are or have been sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. Digital Angel believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. Following the hearing, the Court took the matter under advisement, and indicated that a ruling on the scope of the claims would be issued in the ordinary course. As of the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
Continued

date of this filing, no ruling has been received by Digital Angel.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against Digital Angel. Digital Angel filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 12, 2005, the Alabama Court denied Digital Angel’s motion to dismiss the complaint, but granted Digital Angel’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, Digital Angel and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. This motion has been scheduled for a hearing in May 2006. We are unable to offer any assessment on our potential liability exposure, if any, from this lawsuit.

10. Supplemental Cash Flow Information

In the three-months ended March 31, 2006 and 2005, we had the following non-cash investing and financing activities (in thousands):

	Three-Months Ended March 31, 2006	Three-Months Ended March 31, 2005

Issuance of shares for purchase of minority interest	$907	$—
Deferred offering costs	440	—
Issuance of shares, warrants, and options for business acquisition	—	12,153

Cash paid for
Interest	96	91
Taxes	148	1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2005 Annual Report on Form 10-K, as amended.

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

•	developing and marketing global position systems, or GPS, enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	developing and marketing call center and customer relationship management software and services; and

•	marketing IT, hardware and services.

Recent Financial Results

We reported a (loss) income from continuing operations of approximately $(3.0) million and $1.6 million for the three-months ended March 31, 2006 and 2005, respectively. The loss from continuing operations for the three-months ended March 31, 2006 included a loss of approximately $0.4 million attributable to capital transactions of subsidiaries and approximately $0.4 million in professional fees incurred in connection with VeriChip’s contemplated initial public offering. Included for the three-months ended March 31, 2005 was $2.3 million of interest recovery as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the options as a liability and to re-measure the liability at each reporting period. Changes in the value of the warrants result in increases or recovery of interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable, which we had previously reserved, and approximately $1.3 million of gain attributable to capital transactions of subsidiaries. Excluding these items, we incurred a loss from continuing operations of approximately $2.2 million and $2.5 million for the three-months ended March 31, 2006 and 2005, respectively.

Our consolidated operating activities used cash of $0.5 million and $3.2 million during the three-months ended March 31, 2006 and 2005, respectively. Historically, we have suffered losses and have not generated positive cash flows from operations. As of March 31, 2006, we had an accumulated deficit of approximately $444.3 million. Digital Angel, our majority-owned subsidiary as more fully discussed in Note 2, has suffered losses and has not generated positive cash flows from operations. Digital Angel incurred losses during the three-months ended March 31, 2006 and 2005, which are presented in Note 5. In addition, its operating activities used cash of $1.4 million and $1.5 million during the three-months ended March 31, 2006 and 2005, respectively.

We operate in four business segments: VeriChip, Digital Angel, Advanced Technology, and InfoTech.

Revenues from each of our segments for the three-months ended March 31, 2006 and 2005 were as follows:

	Three-Months Ended March 31,
Revenue:	2006	2005
	(in thousands)

VeriChip	$6,550	$15
Digital Angel	15,822	13,403
Advanced Technology	6,211	5,185
InfoTech	3,919	3,722
“Corporate/Eliminations”	(160)	(387)
Total	$32,342	$21,938

Our sources of revenue consist of sales of products and services from our four operating segments. Our significant sources of revenue for the three-months ended March 31, 2006 and 2005 were as follows:

	Percentage of Total Revenue

Source of Revenue:	Three-Months Ended March 31, 2006	Three-Months Ended March 31, 2005

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	20.3%	0.1%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	35.1%	36.1%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	13.4%	23.3%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	13.5%	18.1%

Sales of IT hardware and services from our InfoTech segment	12.1%	17.0%

Other products and services	5.6%	5.4%
Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended March 31, 2006 and 2005 were as follows:

Gross Profit and Gross Profit Margin by Product Type For the Three-Months Ended March 31, 2006:	Gross Profit (in thousands)	Percentage of Total Gross Margin

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	$3,982	28.6%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	4,552	32.6%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	2,125	15.2%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	1,420	10.2%

Sales of IT hardware and services from our InfoTech segment	723	5.2%

Other products and services	1,141	8.2%
Total	$13,943	100.0%

Gross Profit and Gross Profit Margin by Product Type For the Three-Months Ended March 31, 2005:	Gross Profit (in thousands)	Percentage of Total Gross Margin

RFID-enabled products and vibration monitors for use in a variety of healthcare, security, financial and identification applications from our VeriChip segment	$5	0.1%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	3,171	38.7%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	2,581	31.5%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	1,228	15.0%

Sales of IT hardware and services from our InfoTech segment	668	8.1%

Other products and services	546	6.6%
Total	$8,199	100.0%

The following table summarizes our results of operations as a percentage of net operating revenue for the three-months ended March 31, 2006 and 2005, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to Revenue
	Three-Months Ended March 31,
	2006	2005
	%	%
Product revenue	85.4	82.7
Service revenue	14.6	17.3
Total revenue	100.0	100.0
Cost of products sold	50.5	55.5
Cost of services sold	6.4	7.1
Total cost of products and services sold	56.9	62.6
Gross profit	43.1	37.4

Operating costs and expenses:
Selling, general and administrative	44.6	40.6
Research and development	6.7	5.9
Total operating costs and expenses	51.3	46.5

Operating loss before other items	(8.2)	(11.1)

Interest and other income	(0.9)	(1.4)
Interest expense (recovery)	2.1	(9.8)
Total other expense (income)	1.2	(11.3)

(Loss) income from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(9.4)	0.2
(Provision) benefit for income taxes	--	--
(Loss) income from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(9.4)	0.2
Minority interest	1.4	1.3
Net gain on capital transactions of subsidiaries	0.9	1.7
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(2.0)	4.1
(Loss) income from continuing operations	(9.1)	7.3
Change in estimate on loss on disposal of discontinued operations and operating losses during the phase out period	--	--
Net (loss) income	(9.1)	7.3

Results of Operations from Continuing Operations

(Loss) income from continuing operations before taxes, minority interest and net losses attributable to capital transactions of subsidiaries from each of our segments for the three-months ended March 31, 2006 and 2005 is set forth below (we evaluate segment performance based on stand-alone segment income as presented below):

	Three-Months Ended March 31,
	2006	2005
(Loss) income from continuing operations before taxes,
minority interest and gain (loss) attributable to capital
transactions of subsidiaries by segment:	(in thousands)

VeriChip	$(1,021)	$(671)
Digital Angel	(630)	(418)
Advanced Technology	836	(273)
InfoTech	(366)	(63)
“Corporate/Eliminations” (1)	(1,849)	1,463
Total (2)	$(3,030)	$38

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes selling, general and administrative expense, interest expense and other expenses associated with corporate activities and functions.

(2) Included for the three-months ended March 31, 2005 was $2.3 million of interest recovery as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the options as a liability and to re-measure the liability at each reporting period. Changes in the fair value of the warrants result in increases or recovery of interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable, which we had previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries of approximately $2.8 million for the three-months ended March 31, 2005.

VeriChip Segment

Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

	Three-Months Ended March 31, 2006	% Of Revenue	Three- Months Ended March 31, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$6,157	94.0	$15	100.0	$6,142	NM	(3)%
Service	393	6.0	--	--	393	--
Total revenue	6,550	100.0	15	100.0	6,535	NM	(3)
Gross Profit:
Product (1)	3,789	61.5	5	33.3	3,784	NM	(3)
Service (2)	192	48.9	--	--	192	--
Total gross profit	3,981	60.8	5	33.3	3,976	NM	(3)
Selling, general and administrative expense	4,007	61.2	619	NM	3,388	NM	(3)
Research and development	885	13.5	--	--	885	--
Interest and other income	(18)	(0.3)	--	--	18	--
Interest expense	128	2.0	57	NM	71	NM	(3)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries (3)	$(1,021)	(15.6)	$(671)	NM	$(350)	(52.2)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%

Revenue - Revenue for the three-months ended March 31, 2006 was $6.6 million compared to $15,000 in the three-months ended March 31, 2005. The increase in revenue is due to our acquisitions of VHI and Instantel during the first half of 2005.

VeriChip Healthcare division’s revenue was $4.8 million for the three-months ended March 31, 2006. The Healthcare division’s revenue resulted from sales of our infant protection, wander prevention and asset location and identification systems, which we acquired as a result of the acquisitions of VHI and Instantel during the first half of 2005. VeriChip’s Healthcare division did not generate any revenue for the three-months ended March 31, 2005. We expect that our revenue from this division will increase going forward as the markets for our VeriMed Patient Identification system and our asset location and identification system expand.

VeriChip’s Security and Industrial division’s revenue was $1.8 million for the three-months ended March 31, 2006 compared to $15,000 for the three-months ended March 31, 2005. The majority of the $1.8 million increase was due to approximately $1.5 million in revenues from our vibration monitoring systems as there was strong demand in world-wide construction. We acquired our vibration monitoring systems as a result of our acquisition of Instantel on June 9, 2005.

Gross Profit and Gross Profit Margin - VeriChip’s gross profit for the three-months ended March 31, 2006 was $4.0 million compared to gross profit of $5,000 for the three-months ended March 31, 2005. Gross profit margin was 60.8% for the three-months ended March 31, 2006. Due to the de minimis gross profit generated in the three-months ended March 31, 2005, the gross margins for this period are not meaningful.

VeriChip's Healthcare division’s gross profit was approximately $2.9 million in the three-months ended March 31, 2006 and its gross profit margin was 60.7%. The gross profit was due to the sales of our infant protection, wander prevention and asset location and tracking systems to healthcare providers. These systems were acquired as a result of the acquisitions of VHI and Instantel during the first half of 2005.

VeriChip’s Security and Industrial division’s gross profit was approximately $1.1 million during the three-months ended March 31, 2006 and its gross profit margin was 61.0%. The gross profit was attributable to sales of our asset management and vibration monitoring systems to security and industrial customers. In addition, service revenues for calibration services positively impacted gross margins. Almost all of the gross profit from this division was the result of the acquisitions of VHI and Instantel during the first half of 2005.

Selling, General and Administrative Expense - VeriChip’s selling, general and administrative expense increased $3.3 million, or 530.4%, to $3.9 million in the three-months ended March 31, 2005 as compared to $0.6 million for the three-months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expense was 61.2% for the three-months ended March 31, 2006. Since VeriChip reported minimal revenue for the three-months ended March 31, 2005, VeriChip's selling, general and administrative expense as a percentage of revenue for the three-months ended March 31, 2005 is not a meaningful number.

Included in VeriChip’s selling, general and administrative expense for the three-months ended March 31, 2006 and 2005 was approximately $0.4 million and $12,800, respectively, of depreciation and amortization expense. The increase is due primarily to the acquisition of intangible assets during 2005 as a result of the acquisitions of VHI and Instantel.

All of the VeriChip’s unvested employee and director stock options were vested on December 30, 2005 and a minimal number of stock options were granted in the first quarter of 2006, therefore equity based compensation expense related to VeriChip’s unvested stock options was immaterial in the three-months ended March 31, 2006.

VeriChip’s Healthcare division’s selling, general and administrative expense increased $2.5 million to approximately $2.9 million for the three-months ended March 31, 2006 from $0.4 million for the three-months ended March 31, 2005. As a percentage of VeriChip’s Healthcare division’s revenue, selling general and administrative expense was 61.7% for the three-months ended March 31, 2006. VeriChip’s Healthcare division did not generate any revenue for the three-months ended March 31, 2005. The increase was primarily due to selling, general and administration expenses associated with VHI and Instantel, which we acquired during the first half of 2005. Sales and marketing initiatives related to infant protection, wander prevention, asset location and identification systems, and VeriMed products were approximately $1.9 million during the three-months ended March 31, 2006 as compared to approximately $0.5 million in the three-months ended March 31, 2005.

VeriChip’s Security and Industrial division’s selling, general and administrative expense increased $0.9 million to $1.1 million for the three-months ended March 31, 2005 from $0.2 million in the three-months ended March 31, 2005. As a percentage of the Security and Industrial division’s revenue, this division’s selling, general and administrative expense was 58.9% in the three-

months ended March 31, 2006. The increase in selling, general and administrative expense was primarily due to the selling general and administration expenses associated with VHI and Instantel, which we acquired during the first half of 2005. Also contributing to the increase were sales and marketing initiatives during the three-months ended March 31, 2006 related to our vibration monitoring systems and our VeriGuard product.

Research and Development - VeriChip’s research and development expense was $0.9 million for the three-months ended March 31, 2006. VeriChip did not incur any research and development costs during the three-months ended March 31, 2005, as all research and development efforts related to this segment’s products were incurred by Digital Angel. As a percentage of revenue, research and development expense was 13.5% for the three-months ended March 31, 2006.

VeriChip’s Healthcare division’s research and development expense was $0.6 million for the three-months ended March 31, 2006. As a percentage of revenue, research and development expense was 12.0% for the three-months ended March 31, 2006. Research and development expense for the three-months ended March 31, 2006 was primarily due to salaries and the continued development of our asset location and identification systems.

VeriChip’s Security and Industrial division’s research and development expense was $0.3 million for the three-months ended March 31, 2006. As a percentage of revenue, research and development expense was 17.6% for the three-months ended March 31, 2006. Research and development expenses for the three-months ended March 31, 2006 was primarily due to salaries and the continued development of our VeriGuard product.

Digital Angel Segment

Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

	Three-Months Ended March 31, 2006	% Of Revenue	Three-Months Ended March 31, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,982	94.7%	$12,310	91.8	$2,672	21.7%
Service	680	4.3	706	5.3	(26)	(3.7)
Intercompany product	160	1.0	387	2.9	(227)	(58.7)
Total revenue	15,822	100.0	13,403	100.0	2,419	18.0
Gross Profit:
Product (1)	6,276	41.4	5,351	42.1	925	17.3
Service (2)	401	59.0	401	56.8	--	--
Intercompany product	99	0.7	243	62.8	(144)	(59.3)
Total gross profit	6,776	42.8	5,995	44.7	781	13.0
Selling, general and administrative expense	6,232	39.4	5,328	39.8	904	17.0
Research and development	1,190	7.5	1,086	8.1	104	9.6
Interest and other income	(111)	(0.7)	(103)	(0.8)	(8)	(7.8)
Interest expense	95	0.6	102	0.8	(7)	(6.9)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(630)	(4.0)	$(418)	(3.1)	$(212)	(50.7)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Digital Angel’s revenue for the three-months ended March 31, 2006 was $15.8 million an increase of $2.4 million from approximately $13.4 million the three-months ended March 31, 2005. Digital Angel’s Animal Applications division’s revenue increased approximately $3.2 million, or 38.6% to approximately $11.5 million, in the three-months ended March 31, 2006 compared to approximately $8.3 million in the three-months ended March 31, 2005. The increase in revenue was principally due to an increase in electronic and visual product sales to livestock customers of approximately $0.9 million, an increase in sales to companion animal customers of approximately $1.5 million, and an increase in revenue of approximately $0.8 million at our subsidiary DSD. The increase in sales at DSD results primarily from the inclusion of three months of results in the three month period ended March 31, 2006 compared to the inclusion of one month of results in the three month period ended March 31, 2005. DSD was acquired on February 28, 2005.

Digital Angel’s GPS and Radio Communications division’s revenue decreased approximately $0.8 million, or 15.4% to approximately $4.3 million in the three months ended March 31, 2006 from approximately $5.1 million in the three months ended March 31, 2005. The decrease primarily relates to decreased revenue at Digital Angel’s subsidiary, Signature. The decrease in revenue was principally due to an decrease in sales in Signature’s Sarbe Division of $1.0 million, a decrease in sales in Signature’s

Clifford and Snell division of $0.1 million offset by increases of $0.2 million in each of Signature’s Control Products and Radio divisions. In the three months ended March 31, 2006 there were no shipments by Signature of the G2R Sarbe locator beacon under the contract with the government of India compared to approximately $0.9 million of shipments in the three months ended March 31, 2005. Signature completed shipments under the contract with the government of India in May 2005.

Gross Profit and Gross Profit Margin - Digital Angel’s gross profit for the three-months ended March 31, 2006 was approximately $6.8 million, an increase of approximately $0.8 million, or 13.0%, compared to approximately $6.0 million in the three-months ended March 31, 2005. As a percentage of revenue, the gross profit margin decreased to 42.8% for the three-months ended March 31, 2006 from 44.7% for the three-months ended March 31, 2005.

Digital Angel’s Animal Applications division’s gross profit increased approximately $1.2 million, or 36.2%, to approximately $4.7 million in the three-months ended March 31, 2006 compared to approximately $3.4 million in the three-months ended March 31, 2005. We attribute approximately $0.4 million of the increase to the previously mentioned sales increases and $0.4 million to the inclusion of DSD for an additional two months of operations in three-months ended March 31, 2006. DSD was acquired on February 28, 2005. The gross margin percentage was 40.4% for the three-months ended March 31, 2006 compared to 41.1% for the three-months ended March 31, 2005. The gross margin percentage decreased in the three-months ended March 31, 2006 due to increased freight, brokerage, and customs expenses.

Digital Angel’s GPS and Radio Communications division’s gross profit decreased approximately $0.5 million, or 17.7% to approximately $2.1 million, in the three-months ended March 31, 2006 as compared to approximately $2.6 million in the three-months ended March 31, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross margin percentage due to the change in product mix. The gross margin percentage decreased to 49.2% in the three-months ended March 31, 2006 as compared to 50.5% in the three-months ended March 31, 2005. The decrease in gross margin percentage relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the first three months of 2005.

Selling, General and Administrative Expense - Digital Angel’s selling, general and administrative expenses increased approximately $0.9 million, or 17.0%, in the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses were 39.4% and 39.8% for the three-months ended March 31, 2006 and 2005, respectively.

Digital Angel’s Animal Applications division’s selling, general and administrative expense increased approximately $1.2 million to approximately $4.0 million in the three-months ended March 31, 2006 as compared to approximately $2.9 million in the three-months ended March 31, 2005 and selling, general and administrative expense as a percentage of revenue increased to 34.5% from 33.5% in the same respective period. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition expenses, approximately $0.6 million of increased compensation expense, and approximately $0.3 million of expense related to DSD. DSD was acquired on February 28, 2005. The increase in compensation expense relates primarily to increased bonus expense of $0.3 million, increased salaries of $0.2 and increased stock based compensation expense of $0.1 related to options granted to non-employees and restricted stock granted in 2005. All of the Digital Angel’s out-of-the-money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005 and no Digital Angel stock options were granted in the first quarter of 2006, therefore equity based compensation expense related to Digital Angel’s unvested stock options was immaterial in the three-months ended March 31, 2006.

Digital Angel’s GPS and Radio Communications division’s selling, general and administrative expense decreased approximately $0.3 million to approximately $2.3 million in the three-months ended March 31, 2006 from approximately $2.6 million in the three-months ended March 31, 2005. The decrease in selling, general and administrative expense relates primarily to reduced salary expense and intangible amortization expense at Digital Angel’s subsidiary, OuterLink Corporation, or OuterLink. (We fully impaired OuterLink’s intangible assets as of December 31, 2005.) As a percentage of revenue, selling, general and administrative expenses increased to 52.8% in the three-months ended March 31, 2006 from 49.8% in the three-months ended March 31, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

Research and Development Expense - Digital Angel’s research and development expense was approximately $1.2 million in the three-months ended March 31, 2006, an increase of approximately $0.1 million, or 9.6%, from approximately $1.1 million for the three-months ended March 31, 2005. As a percentage of revenue, research and development expense was 7.5% and 8.1% for the three-months ended March 31, 2006 and 2005, respectively.

Digital Angel’s Animal Applications division’s research and development expense was approximately $0.8 million in the three-months ended March 31, 2006, an increase of approximately $0.1 million, or 17.8%, from approximately $0.7 million for the three-months ended March 31, 2005. The increase is primarily related to new product development.

Digital Angel’s GPS and Radio Communications division’s research and development expense was approximately $0.4 million in the three-months ended March 31, 2006 and 2005. Research and development in the three-months ended March 31, 2006 relates to the continued development of OuterLink’s next generation of communication system hardware.

Advanced Technology Segment

Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

	Three-Months Ended March 31, 2006	% Of Revenue	Three-Months Ended March 31, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,990	48.1%	$2,619	50.5	$371	14.2%
Service	3,221	51.9	2,566	49.5	655	25.5
Total revenue	6,211	100.0	5,185	100.0	1,026	19.8
Gross Profit:
Product (1)	628	21.0	5	0.2	623	NM	(3)
Service (2)	1,934	60.0	1,769	68.9	165	9.3
Total gross profit	2,562	41.2	1,774	34.2	788	44.4
Selling, general and administrative expense	1,730	27.9	1,975	38.1	(246)	(12.4)
Research and development	97	1.6	104	2.0	(7)	(5.8)
Interest and other income	(131)	(2.1)	(42)	(0.8)	89	NM	(3)
Interest expense	30	0.5	10	0.2	20	NM	(3)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$836	13.5	$(273)	(5.3)	$1,109	NM	(3)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Advanced Technology’s revenue increased approximately $1.0 million in the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005 primarily as a result of recognition of $0.7 million from the United States Postal Service (USPS) MPI contract in the three-months ended March 31, 2006 compared to $0.3 million of revenue from this contract in the three-months ended March 31, 2005. The USPS MPI contract was terminated by the USPS for convenience in the first quarter of 2005. Per the terms of the contract, we are entitled to be paid for work performed under the contract. Additional requests for reimbursement are pending. An increase in service revenue from sales of our customer relationship software of approximately $0.7 million also contributed to the increase. The increases were partially offset by a decrease in revenue from sales of our call center software during the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005.

Gross Profit and Gross Profit Margin - Advanced Technology’s gross profit increased approximately $0.8 million in the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005 primarily as a result of approximately $0.5 million in gross margin earned on revenue from the USPS MPI contract that was recorded during the three-months ended March 31, 2006. The majority of the cost associated with the USPS MPI contract that was recorded during the three-months ended March 31, 2006 was incurred in prior periods. Gross profit also increased approximately $0.7 million in the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005 as a result of additional revenue from sales of our customer relationship management software, partially offset by a decrease in gross margin from sales of Advanced Technology’s call center software of approximately $0.1 million and a decrease of other voice, data and video communication gross margin of approximately $0.3 million. Sales of voice, data and video telecommunications networks generated gross profit of approximately $1.4 million in the three-months ended March 31, 2006, representing 55.4% of the gross profit generated by our Advanced Technology segment in the three-months ended March 31, 2006, compared to $1.2 million, or 76.5% of the segment’s gross profit in the three-months ended March 31, 2005.

The gross profit margin for Advanced Technology’s voice, data and video telecommunications networks business was 32.6% in the three-months ended March 31, 2006 compared to 31.0% in three-months ended March 31, 2005, and the overall gross profit margin for the Advanced Technology segment was 41.2% in the three-months ended March 31, 2006 compared to 34.2% in the three-months ended March 31, 2005. The increase in the gross profit margin primarily reflected the higher margins on the USPS MPI contract revenue, which was recorded during the three-months ended March 31, 2006 and increased margins on sales of our customer relationship management software.

Selling, General and Administrative Expense - Advanced Technology’s selling, general and administrative expenses decreased approximately $0.2 million in the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005 as a result of a reduction in selling, general and administrative expense associated with our voice, data and video telecommunications networks business.

Interest and Other Income - Advanced Technology’s interest and other income increased approximately $0.1 million in the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005. The increase related to our voice, data and video telecommunications business.

InfoTech Segment

Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

	Three- Months Ended March 31, 2006	% Of Revenue	Three- Months Ended March 31, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$3,504	89.4%	$3,190	85.7	$314	9.8%
Service	415	10.6	532	14.3	(117)	(22.0)
Total revenue	3,919	100.0	3,722	100.0	197	5.3
Gross Profit:
Product (1)	609	17.4	589	18.5	20	3.4
Service (2)	114	27.5	78	14.7	35	44.3
Total gross profit	723	18.4	668	17.9	55	8.2
Selling, general and administrative expense	1,068	27.3	715	19.2	353	49.4
Interest and other income	(38)	(1.0)	(40)	(1.1)	(2)	(5.0)
Interest expense	59	1.5	56	1.5	3	5.4
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(366)	(9.3)	$(63)	(1.7)	$(303)	NM	(3)%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.
(3) NM = Not meaningful because the percentage is greater than 100%.

Revenue - InfoTech’s product revenue for the three-months ended March 31, 2006 increased approximately $0.3 million as compared to the three-months ended March 31, 2005 primarily as a result of an overall increase in product sales to the majority of its larger customers compared to the three-months ended March 31, 2005. Service revenue decreased approximately $0.1 million in the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005 primarily due to a decline in project work and contract revenue.

Gross Profit and Gross Profit Margin - InfoTech’s gross profit increased in the three-months ended March 31, 2006 compared to the three-months ended March 31, 2005 due primarily to the increase in sales. Total gross profit margin increased from 17.9% in the three-months ended March 31, 2005 to 18.4% in the three-months ended March 31, 2006. The increase was primarily due to stronger service margins in the first quarter of 2006 compared to 2005, as a result of improved utilization of engineers and technicians. This was somewhat offset by a decrease in product margins of approximately 1% during the three-months ended March 31, 2006.

Selling, General and Administrative Expense - InfoTech’s selling, general and administrative expense increased primarily due to the reversal of accrued litigation expense of approximately $0.2 million in the three-months ended March 31, 2005 following the settlement of a lawsuit with InfoTech’s former director, chief executive officer and president. Additionally in the three-months ended March 31, 2006 there was an increase in compensation expense as a result of the severance agreement with InfoTech’s former chief operating officer, acting president and chief executive officer, and the adoption for SFAS 123R and higher selling expense related to higher sales. InfoTech recorded approximately $0.1 million of compensation expense during the three-months ended March 31, 2006 associated with stock options granted its employees and directors.

“Corporate/Eliminations”

Three-Months Ended March 31, 2006 Compared to the Three-Months Ended March 31, 2005

	Three- Months Ended March 31, 2006	Three- Months Ended March 31, 2005	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(160)	$(387)	$227	(58.7)%
Total	(160)	(387)	227	(58.7)
Gross Profit:
Elimination of intercompany product gross profit	(99)	(243)	144	59.3
Total	(99)	(243)	144	59.3
Selling, general and administrative expense	1,385	695	690	99.3
Research and development	(1)	111	(112)	NM	(1)
Interest and other expense (income)	7	(127)	(134)	NM	(1)
Interest expense (recovery)	359	(2,385)	2,744	NM	(1)
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,849)	$1,463	$(3,312)	NM	(1)%
(1) NM = Not meaningful because the percentage is greater than 100%.

Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense increased in the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005 primarily as a result of the recovery during the three-months ended March 31, 2005 of approximately $0.5 million on a note receivable, which had previously been reserved. In addition, we incurred approximately $0.2 million in additional professional fees during the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005. All of our corporate employees and directors unvested stock options were vested on December 30, 2005, and no stock options were granted in the first quarter of 2006, therefore equity based compensation expense related to Corporate/Elimination’s unvested stock options was immaterial in the three month period ended March 31, 2006. Corporate/Eliminations incurred approximately $0.1 million of compensation expense during the three-months ended March 31, 2006 related to fully vested employee and director stock options, which were modified during the quarter.

Research and Development Expense - Corporate/Elimination’s research and development expense decreased $0.1 million during the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005. During the three-months ended March 3, 2005, we made a decision to eliminate our corporate research group. All of our research and development is now handled through our segments.

Interest and Other Expense (Income) - Corporate/Elimination’s interest and other income is primarily a function of short-term investments and interest earned on notes receivable. The decrease in interest and other (expense) income of approximately $0.1 million during the three-months ended March 31, 2006 as compared to the three-months ended March 31, 2005 is due to a reduction in short-term investments.

Interest Expense (Recovery) - Corporate/Elimination’s interest expense was approximately $0.4 million during the three-months ended March 31, 2006 compared to interest recovery of approximately $(2.4) million in the three-months ended March 31, 2005. Substantially all of the $0.4 million in interest expense that we incurred during the three-months ended March 31, 2006 related to our $12 million note payable that we issued in December 2005. The majority of the interest recovery that we recorded during the three-months ended March 31, 2005 resulted from the revaluation of warrants that we issued to the purchasers of our debentures issued on June 30, 2003. (The debentures were fully converted as of December 31, 2003.) The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. During the three-months ended March 31, 2005, we recorded interest recovery of approximately $2.3 million as a result of such revaluations. As of March 31, 2006, these warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock.

Income Taxes

We had effective (provision) benefit income tax rates of (0.7)% and 34.2% in March 31, 2006 and 2005, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of March 31, 2006, we have provided a valuation allowance to fully reserve our U.S. net operating loss carry forwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses.

Net Gain/Loss on Capital Transactions of Subsidiaries and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by Digital Angel and InfoTech are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel and InfoTech was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended March 31, 2006 and 2005, we recorded a gain of $0.3 million and $0.4 million, respectively, on the issuances of shares of Digital Angel’s and InfoTech’s common stock. The 0.6 million shares that were issued by Digital Angel on February 25, 2005 under the terms of the share exchange agreement between Digital Angel and us, as discussed in Note 6 in connection with the DSD acquisition, did not result in a gain or loss on issuance. The remaining shares issued by Digital Angel and the shares issued by InfoTech during the three-months ended March 31, 2006 and 2005 resulted from the exercise of Digital Angel’s and InfoTech’s stock options, the exercise of Digital Angel’s warrants and the conversion of Digital Angel’s preferred stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, we recorded a (loss) gain of $(0.6) million and $0.9 million during the three-months ended March 31, 2006 and 2005, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel and InfoTech.

Net Income

We reported net (loss) income of approximately $3.0 million and $1.6 million for the three-months ended March 31, 2006 and 2005, respectively. The loss from continuing operations for the three-months ended March 31, 2006 included a loss of approximately $0.4 million in professional fees incurred in connection with VeriChip’s contemplated initial public offering and a net loss of approximately $0.4 million attributable to capital transactions of subsidiaries. Included for the three-months ended March 31, 2005 was approximately $2.3 million of interest reduction as a result of the revaluation of certain common stock warrants. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable, which had previously been reserved and approximately $1.3 million of net gain attributable to capital transactions of subsidiaries. Excluding these items, we incurred a net loss of approximately $2.2 million and approximately $2.5 million for the three-months ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of March 31, 2006, cash and cash equivalents totaled $20.9 million, a decrease of $1.5 million, or 6.7%, from $22.4 million at December 31, 2005.

Operating activities used cash of $0.5 million and $3.2 million during the three-months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, cash was used primarily for payment of inventory. During the three months ended March 31, 2005, cash was used primarily for payments of accounts payable, accrued expenses, and other long-term liabilities and inventory.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $3.8 million, or 14.5%, to $22.4 million at March 31, 2006, from $26.2 million at December 31, 2005. The decrease was primarily due to collection efforts by subsidiaries in the three-months ended March 31, 2006 as compared to the three-months ended December 31, 2005.

•	Inventories remained relatively constant at $12.7 million and $12.3 million at March 31, 2006 and December 31, 2005, respectively.
•
Accounts payable increased $2.7 million, or 21.6%, to $15.2 million at March 31, 2006 compared to $12.5 million at December 31, 2005. The increase was primarily a result of an increase in payables associated with our voice, data and video telecommunications business.

•
Accrued expenses decreased $5.3 million, or 21.1%, to $19.8 million at March 31, 2006 compared to $25.1 million at December 31, 2005. The decrease is primarily due to a decrease in accruals associated with our voice, data and video telecommunications business.

Investing activities used cash of $0.4 million and cash of $0.4 million during the three-months ended March 31, 2006 and 2005, respectively. During the three-months ended March 31, 2006, cash of

$0.2 million was provided by other assets, and cash of $0.6 million was used to purchase property and equipment. During the three-months ended March 31, 2005, cash of $0.9 million was used for payments of costs of business acquisitions, net of cash acquired and cash of $.4 million was used to purchase property and equipment. Partially offsetting these uses was cash of $0.8 million provided from the collection of notes receivable.

Financing activities used cash of $0.5 million and $1.1 million during the three-months ended March 31, 2006 and 2005, respectively. During the three-months ended March 31, 2006, cash of $0.5 million was provided from subsidiary issuances of common shares and exercise of subsidiary options, $1.0 million of cash was provided by borrowings against notes payable, offset by $1.5 million used for payments of debt and $0.5 million in payments for a subsidiaries’ initial public offering costs. During the three-months ended March 31, 2005, $1.9 million of cash was used for payment of borrowings and notes payable and cash of $0.7 million was provided from the issuances of common shares.

Financing Agreement

In connection with the acquisition of Instantel, we entered into a financing agreement with Satellite Strategic Finance Partners, Ltd., or SSFP, and Satellite Strategic Finance Associates, LLC, or SSFA, whereby we issued our Series D convertible preferred stock, Series E warrants and senior unsecured convertible notes. Series E warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The Series E warrants are exercisable at any time at exercise prices ranging from $3.75 to $4.09 per share until they expire on June 10, 2010. VeriChip also issued SSFP and SSFA warrants to acquire 100,000 shares of its common stock at an exercise price of $12.00 per share. The total consideration for the preferred stock, the Series E warrants and the VeriChip warrants was $12.5 million in cash. The notes were issued in the principal outstanding amount of $5,000,000, which was equal to 93.45% of the face amount of $5,350,455. We used these net proceeds of approximately $17.4 million from the financing agreement, together with approximately $4.7 million of internal cash on hand, to fund the acquisition of Instantel. The preferred stock was fully converted during the third quarter of 2005.

$12 Million Non-Convertible Note

On December 28, 2005, we issued a $12 million non-convertible note to SSIF pursuant to the terms of a note purchase agreement. The note accrues interest at 12% per annum for the first nine months and then increases by 1% per month thereafter until its maturity date on June 28, 2007.  We used a portion of the net proceeds of approximately $11.8 million from the note to repay approximately $5.35 million of our existing debt to SSFA and SSFP, both of which are affiliates of SSIF. We intend to use the remaining amount for working capital purposes.

Royal Bank of Canada Credit Agreement

VeriChip’s subsidiary, VHI, is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million (approximately $1.2 million in U.S. dollars at March 31, 2006). Approximately $0.3 million was outstanding as of March 31, 2006. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%.

Intercompany Loan Agreement with VeriChip

On December 27, 2005, we converted the amounts due to us from VeriChip under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million and interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal. We have, at our sole discretion, the option to extend or terminate the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the final maturity date of December 27, 2010, at which time a balloon payment of principal and interest becomes due. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes its planned initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. We are obligated to use the proceeds from such balloon payment to repay a portion of the note payable to Satellite Senior Income Fund, LLC. The loan is subordinated to the obligations of VeriChip under the credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VHI. As of March 31, 2006, approximately $7.3 million was owed to us under the loan.

Danske Bank Credit Facility

DSD is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($1.9 million in U.S. dollars at March 31, 2006, approximately $1.8 million was outstanding at March 31, 2006). The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency in the international market plus 2.0%. At March 31, 2006, the annual interest rate on the facility was 4.95%. Borrowing availability under the credit facility considers guarantees outstanding. Pursuant to the terms of the credit agreement, DSD entered into a verbal overdraft agreement with Danske Bank in January 2006. The overdraft agreement provides for additional borrowings up to DKK 1 million through March 31, 2006. The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable - Danske Bank

DSD is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($49,000 at March 31, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate was 4.5% at March 31, 2006. As of March 31, 2006, the amount outstanding under the note payable was $0.5 million.

Mortgage Notes Payable

Digital Angel is a party to a mortgage note payable collateralized by land and a building.  Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note is fixed at 8.18%.  As of March 31, 2006, the amount outstanding under the mortgage note payable was $2.2 million.

Equipment Loans

DSD is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.5 million ($73,800 at March 31, 2006) are payable quarterly.  Payments are due through January 2010.  The interest rates on the loans are variable and range from 4.6% to 7.1% as of March 31, 2006.  As of March 31, 2006, $1.1 million was outstanding under the equipment loans.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of March 31, 2006, the borrowing base was approximately $2.3 million, the letters of credit were approximately $0.8 million, approximately $0.4 million was outstanding under the credit facility, and approximately $1.1 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. As of March 31, 2006, InfoTech was not in compliance with a financial covenant under the agreement. On May 5, 2006, Wells Fargo provided InfoTech with a waiver of the default under the terms of a fourth amendment and waiver to the credit agreement. In addition, on January 20, 2006, InfoTech notified Wells Fargo that Sebastian Perez had resigned as its Acting President and Chief Executive Officer and that Jonathan McKeage had been appointed President, Chief Executive Officer of InfoTech. Under the terms of the credit agreement with Wells Fargo, an event of default occurs upon any change in control of InfoTech, and the resignation of Mr. Perez as Acting President and Chief Executive Officer constituted such change of control. Wells Fargo agreed to waive the anticipated event of default and on January 24, 2006, InfoTech and its subsidiaries entered into an amendment and waiver to the credit agreement with Wells Fargo.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of March 31, 2006, $0.2 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheets in accounts payable and accrued expenses.

Financial Condition

As of March 31, 2006, our consolidated cash and cash equivalents totaled $20.9 million. VeriChip had a cash balance of $0.6 million, Digital Angel had a cash balance of $8.7 million, InfoTech had a cash balance of $0.2 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $11.4 million.

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

We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2006. The major components of the plan are as follows:

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

 New Accounting Pronouncements

In December 2004, FAS 123R was issued. FAS 123R replaced FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, we adopted the provisions of FAS 123R using the modified prospective transition method. The impact of adopting FAS 123R is disclosed in Note 7 to our unaudited condensed consolidated financial statements. Our board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the immediate vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to employees, directors and consultants (to the extent not already vested on that date), excluding approximately $0.2 million of Digital Angel’s stock options; provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of the accelerated vesting of the stock options was to enable us to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the accelerated vesting of the stock options, we expect to avoid recognition of up to approximately $7.6 million of compensation expense in our statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in our pro forma stock-based footnote disclosure included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.  FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of acceleration, that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested over the first half of 2006, with a smaller percentage vesting over the next 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the accelerated vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options was attributable to VeriChip’s executive officers and directors. We are unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration. Based on the current circumstance, the high concentration of in-the-money options awarded to VeriChip’s officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 - Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which eliminates the exemption from applying Statement of Financial Accounting Standard No. 133 - Accounting for Derivative Instruments and Hedging Activities to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. FAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. We have not yet determined the impact of FAS 155 on our consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“FAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. FAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of FAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Forward-Looking Statements and Associated Risk.

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™, Bio-Thermo™, and Thermo Life™.

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences; and

•	all statements referring to the future or future events.

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

The information in this Form 10-Q is as of March 31, 2006, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with our Canadian, United Kingdom and Danish subsidiaries, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of March 31, 2006, our debt consisted of a senior secured note with Satellite with fixed interest rates, InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at the prime rate plus 3%, VeriChip’s borrowings under its credit facility with the Royal Bank of Canada bearing interest at the Bank of Canada prime plus 1%, Digital Angel’s borrowings under a Danish credit facility bearing interest at the prime rate plus 2%, an equipment loan bearing variable interest rates ranging from 4.6% to 7.1%, and a mortgage and capitalized leases with fixed or implicit interest rates.

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

The table below presents the principal amount and weighted-average interest rate for our debt portfolio (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value at
Dollars in Millions	March 31, 2006
Total notes payable and long-term debt	$18.9
Notes payable bearing interest at fixed interest rates	$16.3
Weighted-average interest rate during the three-months ended March 31, 2006	12.8%

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended March 31, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of March 31, 2006, we have recorded approximately $3.1 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 9 to our unaudited condensed consolidated financial statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had the following sales of unregistered sales of its equity securities during the three-months ended March 31, 2006. These securities were issued in connection with an acquisition and a legal settlement without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder:

Name/Entity/Nature	Date of Sale	Aggregate Amount of Consideration	Number of Persons	Note	Issued For	Number of Common Shares

David Cairnie	March 2006	$733,914	1	1	Acquisition	283,803
Trevor Gage	March 2006	173,422		2	Acquisition	67,062
Allied Management Inc.	March 2006	155,000	1	3	Settlement	60,311
						411,176

(1)
Represents shares issued to the selling shareholder in connection with an agreement for purchase and sale of share capital dated June 8, 1998, among the selling shareholder, us, and such other parties referenced therein, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The transaction document included a provision that the shares were restricted and subject to all transfer restrictions imposed by applicable federal and state securities laws. In addition, the instruments representing the shares were legended to indicate that they were restricted. Mr. David Cairnie has sole voting and dispositive powers with respect to the shares.

(2)
Represents shares issued to the selling shareholder in connection with an agreement for purchase and sale of share capital dated June 8, 1998, among the selling shareholder, us, and such other parties referenced therein, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The transaction document included a provision that the shares were restricted and subject to all transfer restrictions imposed by applicable federal and state securities laws. In addition, the instruments representing the shares were legended to indicate that they were restricted. Mr. Trevor Gage has sole voting and dispositive powers with respect to the shares.

(3)
Represents shares issued and currently being held in escrow in connection with a legal settlement agreement among the selling shareholder, us, and such other parties referenced therein, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The instruments representing the shares will be legended to indicate that the issuance of such shares is restricted. Mr. Kenneth Friedman, President of Allied Management, Inc. has sole voting and dispositive powers with respect to the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On April 28, 2006, Digital Angel Corporation entered into an agreement with RME related to the manufacture and distribution of glass-

encapsulated, syringe-implantable transponders, or Product. The agreement, which is effective as of April 26, 2006 and expires on June 30, 2010, sets forth certain terms on which Digital Angel Corporation acquires Product from RME. The agreement also provides Digital Angel Corporation and persons acquiring Product from Digital Angel Corporation with a license from RME and its affiliates, which is related to the manufacture, distribution and use of the Product. The license is exclusive to Digital Angel Corporation for animal and human applications provided that Digital Angel satisfies certain minimum purchase obligations.

On May 4, 2006, the compensation committee of Digital Angel’s board of directors approved the Digital Angel Corporation Annual Incentive Plan. The Digital Angel Corporation Annual Incentive Plan was established to promote the interests of Digital Angel and to enhance shareholder value of Digital Angel by creating an annual incentive program to (i) attract and retain employees, and (ii) motivate those individuals to set above-average objectives and achieve above-average results by providing them with rewards for contributions to the financial performance of Digital Angel. Individual bonus awards will be based upon Digital Angel’s success in achieving specified financial and operational targets. The financial and operational targets will be determined by the compensation committee of Digital Angel’s board of directors each fiscal year. A copy of the plan is included as Exhibit 10.2 to this Form 10-Q.

InfoTech and its lender, Wells Fargo, entered into a fourth amendment and waiver dated as of May 5, 2006 or, the Amendment, to a credit and security agreement, dated as of June 29, 2004. Per the terms of the Amendment, Well Fargo has waived an event of default that occurred in connection with the violation by InfoTech of one of the financial covenants for the quarter ended March 31, 2006 and to modify certain terms of the credit agreement. A copy of the Amendment is included as Exhibit 10.3 to this Form 10-Q.

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

Applied Digital Solutions, Inc. (Registrant)

Dated: May 9, 2006	By:	/s/ EVAN C. MCKEOWN
Evan C. McKeown Senior Vice President, Chief Financial Officer

EXHIBITS

Exhibit
No.	Description

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

10.1	Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006*

10.2	Digital Angel Corporation Annual Incentive Plan*,**

10.3	Fourth Amendment and Waiver, dated as of May 5, 2006 to Credit and Security Agreement, dated as of June 29, 2004 (as amended from time to time, the “Credit Agreement”), among InfoTech USA Inc., a New Jersey Corporation as borrower, InfoTech USA, Inc., a Delaware corporation, and Information Technology Services, Inc., a New York corporation, as guarantors, and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.*

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______
* - Filed herewith
** - Compensatory Plan