Form 10-Q
period 2006-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2006-08-07
CIK 924642

As Filed with the Securities and Exchange Commission on August 4, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
or
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
Large accelerated filer ☐       Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 31, 2006:

Class	Number of Shares
Common Stock: $.01 Par Value	67,873,427

APPLIED DIGITAL SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	June 30,	December 31,
	2006	2005
Current Assets	(unaudited)
(Note 5)	$17,963	$22,417
Cash and cash equivalents
Restricted cash	128	310
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $831 in 2006 and $838 in 2005)	21,691	26,236
Inventories	14,126	12,317
Deferred taxes	412	422
Other current assets	3,688	3,232
Total Current Assets	58,008	64,934

Property And Equipment, net	10,336	11,120

Goodwill, net	89,497	86,231

Intangibles, net	21,214	21,568

Deferred offering costs	2,596	1,140

Other Assets, net	672	995

	$182,323	$185,988

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$17,357	$3,645
Accounts payable	14,563	12,465
Accrued expenses	17,126	22,311
Deferred revenue	4,047	2,765
Net liabilities of Discontinued Operations	5,481	5,499
Total Current Liabilities	58,574	46,685

Long-Term Debt and Notes Payable	3,604	15,692

Deferred Taxes	5,578	5,644

Other Long-Term Liabilities	2,668	1,659

Total Liabilities	70,424	69,680

Commitments And Contingencies

Minority Interest	49,074	49,762

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2006 and 2005 of $10 par value; special voting, no shares issued or outstanding in 2006 and 2005, Class B voting, no shares issued or
outstanding in 2006 and 2005	-	-
Common shares: Authorized 125,000 shares in 2006 and 2005, of $.01 par value; 67,974 shares issued and 67,873 shares outstanding in 2006
and 67,139 shares issued and 67,039 shares outstanding in 2005	680	671
Additional paid-in capital	508,143	506,168
Accumulated deficit	(447,595)	(441,387)
Common stock warrants	3,593	3,593
Accumulated other comprehensive income (loss)	54	(122)
Subtotal	64,875	68,923
Treasury stock (carried at cost, 100 shares in 2006 and 2005)	(1,777)	(1,777)
Notes received for shares issued	(273)	(600)
Total Stockholders’ Equity	62,825	66,546

	$182,323	$185,988

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three-Months Ended June 30,		For The Six-Months Ended June 30,
	2006	2005	2006	2005

Product revenue	$25,149	$25,562	$52,782	$43,695
Service revenue	4,787	3,833	9,496	7,638
Total revenue	29,936	29,395	62,278	51,333

Cost of products sold	15,257	15,640	31,588	27,824
Cost of services sold	2,672	1,956	4,740	3,511
Total cost of products and services sold	17,929	17,596	36,328	31,335
Gross profit	12,007	11,799	25,950	19,998

Selling, general and administrative expense	14,043	12,798	28,465	22,130
Research and development	2,181	1,684	4,352	2,984
Total operating costs and expenses	16,224	14,482	32,817	25,114

Operating loss before other items	(4,217)	(2,683)	(6,867)	(5,116)

Interest and other income	(180)	(904)	(471)	(1,215)
Interest expense (recovery)	704	(563)	1,375	(2,723)
Total other expense (income)	524	(1,467)	904	(3,938)

Loss from continuing operations before taxes,
minority interest and gain (loss) attributable to capital
transactions of subsidiaries	(4,741)	(1,216)	(7,771)	(1,178)

Benefit (provision) for income taxes	16	(55)	(5)	(42)

Loss from continuing operations before minority interest and
gain (loss) attributable to capital transactions of subsidiaries	(4,725)	(1,271)	(7,776)	(1,220)

Minority interest	1,055	186	1,504	465

Net gain on capital transactions of subsidiaries	41	32	327	411

Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries	376	(422)	(263)	482

(Loss) income from continuing operations	(3,253)	(1,475)	(6,208)	138

Change in estimate on loss on disposal of discontinued operations
and operating losses during the phase out period	-	-	-	(4)

Net (loss) income	(3,253)	(1,475)	(6,208)	134
Preferred stock dividends	-	(1,500)	-	(1,500)
Accretion of beneficial conversion feature of Redeemable Preferred Stock - Series D	-	(474)	-	(474)

Net loss attributable to common stockholders	$(3,253)	$(3,449)	$(6,208)	$(1,840)

Loss per common share - basic
Loss from continuing operations	$(0.05)	$(0.06)	$(0.09)	$(0.03)
(Loss) income from discontinued operations	-	-	-	-

Net loss per common share - basic	$(0.05)	$(0.06)	$(0.09)	$(0.03)

Loss per common share - diluted
Loss from continuing operations	$(0.05)	$(0.06)	$(0.09)	$(0.04)
(Loss) income from discontinued operations	-	-	-	-

Net loss per common share - diluted	$(0.05)	$(0.06)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding - basic	67,395	62,435	67,197	59,668

Weighted average number of common shares outstanding - diluted	67,395	62,736	67,197	59,819

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Six Months Ended June, 2006
(In thousands)
(Unaudited)

	Common Stock Number Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Received For Shares Issued	Total Stockholders' Equity

Balance - December 31, 2005	67,139	$671	$509,761	$(441,387)	$(122)	$(1,777)	$(600)	$66,546
Net loss	-	-	-	(6,208)	-	-	-	(6,208)
Comprehensive loss -
Foreign currency translation	-	-	-	-	176	-	-	176
Total comprehensive loss	-	-	-	(6,208)	176	-	-	(6,032)
Adjustment to allowance for officers’ notes
receivable	-	-	-	-	-	-	139	139
Stock option extensions	-	-	145	-	-	-	-	145
Issuance of common shares for purchase of
minority interest	351	4	904					908
Issuance of common shares	79	1	173					174
Issuance of common shares under share
exchange agreement	455	5	966					971
Stock issuance costs			(58)					(58)
VeriChip options issued for services			32					32
Retirement of common shares	(50)	(1)	(187)	-	-	-	188	-

Balance - June 30, 2006	67,974	$680	$511,736	$(447,595)	$ 54	$(1,777)	$(273)	$62,825

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six-Months Ended June 30,
	2006	2005

Cash Flows From Operating Activities
Net income (loss)	$(6,208)	$134

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Loss from discontinued operations	-	4
Non-cash compensation and administrative expenses	632	(36)
Depreciation and amortization	2,330	1,950
Allowance for doubtful accounts	16	86
Allowance for inventory excess and obsolescence	67	592
Non-cash interest expense/reduction	82	(3,066)
Deferred income taxes	(275)	-
Impairment of notes receivable	-	33
Net gain on capital transactions of subsidiaries	(327)	(411)
Loss (gain) attributable to changes in minority interest as a result
of capital transactions of subsidiaries	263	(482)
Minority interest	(1,504)	(465)
(Gain) loss on sale of equipment	(163)	45
Change in assets and liabilities:
Decrease in restricted cash	195	327
Decrease in accounts receivable	4,679	1,635
Increase in inventories	(1,662)	(1,037)
Increase in other current assets	(487)	(1,546)
Decrease in accounts payable, accrued expenses
and other long-term liabilities	(1,307)	(4,502)
Net cash (used in) provided by discontinued operations	(16)	77
Net Cash Used In Operating Activities	(3,685)	(6,662)

Cash Flows From Investing Activities
Decrease in notes receivable	142	830
Decrease in other assets	136	154
Proceeds from the sale of assets	755	-
Payments for costs of business acquisitions, net of cash acquired	(1,000)	(22,093)
Payments for property and equipment	(1,235)	(902)
Net Cash Used In Investing Activities	(1,202)	(22,011)

Cash Flows From Financing Activities
Net amounts borrowed (paid) on notes payable	614	(2,078)
Proceeds from long-term debt	2,427	-
Payments on long term debt	(2,014)	(40)
Deferred offering costs	(1,087)	-
Proceeds from issuance of convertible notes and preferred stock	-	17,440
Preferred stock dividends	-	(41)
Payment of dividend to minority shareholder	(140)	-
Issuance of common shares	16	6,042
Stock issuance costs	(58)	(167)
Proceeds from subsidiary issuance of common stock (net of repurchases in 2005)	648	(1,179)
Net Cash Provided By Financing Activities	406	19,977

Net Decrease In Cash And Cash Equivalents	(4,481)	(8,696)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	27	(54)

Cash And Cash Equivalents - Beginning Of Period	22,417	30,839

Cash And Cash Equivalents - End Of Period	$17,963	$22,089

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

The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”, “Registrant”, “us”, “we”, or “our”) as of June 30, 2006, and December 31, 2005 (the December 31, 2005, financial information included in this report has been extracted from our audited financial statements included in our 2005 Annual Report on Form 10-K, as amended), and for the three and six-months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. Certain items in the 2005 periods have been reclassified for comparative purposes.

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

The unaudited condensed consolidated statements of operations for the three and six-months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

During 2005, we realigned our business into four segments as a result of our subsidiary, VeriChip Corporation’s, referred to as VeriChip, acquisitions of VeriChip Holdings Inc., or VHI, and Instantel Inc., or Instantel, as more fully discussed in Note 7. Effective April 1, 2006, we have further realigned our segments and we now operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech USA, Inc., referred to as InfoTech. Our Healthcare and Security and Industrial segments represent the business operations of VeriChip, and our Animal Applications and GPS and Radio Communications segments represent the business operations of our majority-owned subsidiary, Digital Angel Corporation, or Digital Angel. Prior period information has been reclassified accordingly. Our segments are more fully discussed in Note 6.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Discontinued Operations

The business assets associated with Digital Angel’s former Medical Systems operations were sold during the second quarter of 2004. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of these businesses are included in discontinued operations. All of these businesses have been sold or closed.

   Stock-Based Compensation

At June 30, 2006, we had several stock-based employee compensation plans, which are more fully described in Note 12 in our Annual Report on Form 10-K, as amended, for the year ended 2005. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“FAS 123”), through December 31, 2005, we elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of our fixed stock options granted to employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, resulted in variable accounting in accordance with APB 25. Accordingly, compensation expense was measured in accordance with APB 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation costs were recognized immediately.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaced FAS 123 and supercedes APB 25. FAS 123R requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

method of adoption, which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and compensation cost is recognized on a straight line basis over the service period of each award. In accordance with the modified prospective method, the unaudited consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 8 for further information concerning our stock option plans and the impact of the adoption of FAS 123R.

Deferred offering costs

At June 30, 2006, the Company had approximately $2.6 million in deferred offering costs. These costs are associated with VeriChip’s contemplated initial public offering and will reduce VeriChip’s additional paid in capital upon the effectiveness of the offering if consummated, or be charged to operations if the offering is abandoned.

Financings and Liquidity

See Note 5 Financings and Liquidity for a discussion of our debt obligations and the impact on our liquidity.

Other Events

On December 29, 2005, VeriChip filed a registration statement, which it amended on April 7, 2006, May 28, 2006 and June 23, 2006, to register shares of its common stock in an initial public offering. VeriChip has applied to have its common stock quoted on the Nasdaq National Market under the symbol “CHIP.” VeriChip intends to reserve for sale a percentage of the shares to be offered in the initial public offering to our shareholders of record on May 8, 2006 through a directed share program. The number of shares to be offered and the price range for the offering have not yet been determined. However, our plan is to retain a majority interest in and, therefore, to continue to consolidate the financial results of VeriChip. The registration statement has not yet become effective and the securities being offered may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Digital Angel formed a special independent committee of its board of directors to consider strategic alternatives to improve its capital structure and maximize its shareholder value through growth and other strategic opportunities. Michael S. Zarriello, a member of our and Digital Angel’s boards of directors, resigned from our board effective July 11, 2006 in order to become the chairman of the special independent committee of Digital Angel.

2. Principles of Consolidation

The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 55.2% owned subsidiary, Digital Angel (AMEX:DOC), and our 52.0% owned subsidiary, InfoTech (OTC: IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements as if it operated on a calendar year basis.

3. Inventory

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$4,363	$3,924
Work in process	1,778	1,855
Finished goods	9,106	8,383
	15,247	14,162
Allowance for excess and obsolescence	(1,121)	(1,845)
	$14,126	$12,317

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share -
Net (loss) income from continuing operations	$(3,253)	$(1,475)	$(6,208)	$138
Preferred stock dividends	--	(1,500)	--	(1,500)
Accretion of beneficial conversion feature	--	(474)	--	(474)
Loss from continuing operations attributable to common stockholders	$(3,253)	(3,449)	$(6,208)	(1,836)
Net loss from discontinued operations	--	--	--	(4)
Net loss attributable to common stockholders	$(3,253)	$(3,449)	$(6,208)	$(1,840)

Numerator for diluted loss per share -
Net (loss) income from continuing operations	$(3,253)	$(1,475)	$(6,208)	$138
Preferred stock dividends	--	(1,500)	--	(1,500)
Accretion of beneficial conversion feature	--	(474)	--	(474)
Loss from continuing operations attributable to common stockholders	(3,253)	(3,449)	(6,208)	(1,836)
Add back: Interest on convertible note	--	108	--	108
Preferred stock dividends associated with convertible mote	--	(642)	--	(642)
Loss from continuing operations attributable to common stockholders	(3,253)	(3,983)	(6,208)	(2,370)
Net loss from discontinued operations	--	--	--	(4)
Net loss attributable to common stockholders	$(3,253)	$(3,983)	$(6,208)	$(2,374)

Denominator:
Denominator for basic loss per share -
Basic weighted-average shares	67,395	62,435	67,197	59,668

Denominator for diluted loss per share - (1)
Basic weighted-average shares	67,395	62,435	67,197	59,668
Convertible note	--	301	--	151
Diluted weighted-average shares	67,395	62,736	67,197	59,819

Basic loss per share:
Continuing operations	$(0.05)	$(0.06)	$(0.09)	$(0.03)
Discontinued operations	--	--	--	--
Total - Basic	$(0.05)	$(0.06)	$(0.09)	$(0.03)
Diluted loss per share:
Continuing operations	$(0.05)	$(0.06)	$(0.09)	$(0.04)
Discontinued operations	--	--	--	--
Total - Diluted	$(0.05)	$(0.06)	$(0.09)	$(0.04)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  The following incremental weighted-average shares issuable upon the exercise of stock options and warrants or the conversion of preferred stock, where the average estimated fair value of the Company’s common stock during each period presented exceed the exercise price, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Preferred stock	--	703	--	353
Stock options	158	814	188	1,161
Warrants	--	128	--	411
	158	1,645	188	1,925

The following preferred stock, stock options and warrants outstanding as of June 30, 2006 and 2005, which include the preferred stock, options and warrants listed in the table above, were not included in the computation of dilutive loss per share because the effect would have been anti-dilutive:

	June 30,
	2006	2005
	(in thousands)
Preferred stock	--	3,197
Stock options	6,386	4,187
Warrants	2,943	3,042
	9,329	10,426

5. Financings and Liquidity

On June 1, 2006, Digital Angel’s wholly-owned subsidiary Daploma International A/S (“Daploma”) amended its credit facility with Danske Bank A/S. The amendment to the credit facility increased the borrowing availability from DKK 12 million ($1.9 million USD at June 1, 2006) to DKK 18 million ($3.0 million USD at June 1, 2006). As of June 30, 2006, $2.3 million USD was outstanding under the credit facility. The credit facility remains effective until further notice and may be terminated by either Daploma or Danske Bank. In connection with the amendment, Digital Angel executed a letter of support which confirms that Digital Angel shall maintain its holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank A/S, among other requirements. This credit facility is more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources from Continuing Operations” which is presented below.

On December 28, 2005, we entered into a $12 million debt financing transaction with Satellite Senior Income Fund, LLC, or SSIF, pursuant to the terms of a note purchase agreement. The senior secured note is payable in cash and has a term of 18 months.  The note accrues interest at 12% per annum for the first nine months and then increases by 1% per month thereafter until its maturity date on June 28, 2007.  The note contains certain mandatory redemption events, which include, among other things, non-payment of principal and interest, violation of covenants, a change of control, as defined in the agreement, and certain other expressly enumerated events, including redemptions of amounts collected upon asset sales in excess of $0.5 million and the proceeds received upon the repayment of intercompany debt with VeriChip as more fully discussed in Note 10.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In order to secure our obligations under the agreement, we have granted the lender a first priority security interest in substantially all of our assets, excluding the assets of VeriChip, Digital Angel and InfoTech, and we have pledged all of the issued and outstanding capital stock owned by us in VeriChip, InfoTech and certain other of our wholly-owned subsidiaries and the majority of the issued and outstanding stock of Digital Angel’s common stock that we own. The agreement contains various customary representations and warranties as well as customary affirmative and negative covenants.

The purchase price of Instantel, acquired in June 2005, was payable in two payments. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment is required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006, subject to extension until December 31, 2006. On the closing of VeriChip’s contemplated initial public offering, the former owner of Instantel, Perceptis, L.P., or Perceptis, is entitled to receive from VeriChip a number of shares of VeriChip’s common stock with an aggregate market value of $2.0 million valued at the close of business on the date of the second payment and a number of shares of our common stock with an aggregate market value of $1.0 million valued at the close of business on the date of the second payment. If the closing of the initial public offering of VeriChip’s common stock does not occur by December 31, 2006, Perceptis may elect to receive from VeriChip either a number of shares of our common stock with an aggregate market value of $3.0 million or a cash payment of $2.5 million.

In addition to the financings discussed above, we have additional loans and credit facilities, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Liquidity and Capital Resources from Continuing Operations” which is presented below.

We will be required to generate funds to repay our note to SSIF, VeriChip’s obligation to Perceptis in connection with its acquisition of Instantel, and certain of our other debt payment obligations when due, through a combination of operating cash flow, stock issuances, including stock issuances of our common stock or the common stock of our subsidiaries, and/or third-party financings. Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, proceeds from the sale of shares of our common stock issued to Digital Angel and others under share exchange agreements, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, proceeds from VeriChip's contemplated IPO, the sale of the Digital Angel common stock owned by us, and proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. Accordingly, these conditions indicate that we may be unable to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

6. Segment Information

We operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology, and InfoTech.

Healthcare and Security and Industrial Segments

VeriChip's operations comprise two of our business segments: Healthcare and Security and Industrial. Our VeriChip systems, substantially all of which incorporate RFID technology, enable professionals to more effectively identify, locate and protect people and assets. These systems include

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

patient identification systems, infant protection systems, wander prevention systems, asset location and identification systems as well as other systems.

The VeriMed patient identification, infant protection, wander prevention and asset location and identification systems are included in our Healthcare segment. VeriGuard, HOUNDware, and our vibration monitoring systems are included in our Security and Industrial segment.

Animal Applications and GPS and Radio Communications Segments

Digital Angel’s operations comprise two of our business segments: Animal Applications and GPS and Radio Communications. Digital Angel’s proprietary products provide security for companion pets, food chains, government/military assets and commercial assets worldwide.

Our Animal Applications segment’s products consist of the following:

•	visual ear tags for livestock; and

•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including our Home Again® and Bio-ThemoTM product brands.

Our GPS and Radio Communications segment’s products consist of the following:

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

InfoTech Segment

Our InfoTech segment is a full service provider of information technology, or IT, products and services. The principal products and services in this segment are computer hardware and computer services. InfoTech’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed for the year-ended December 31, 2005, as amended, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment income as presented below.

Following is the selected segment data as of and for the three-months ended June 30, 2006:
	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$5,059	$1,505	$8,189	$4,300	$2,825	$3,271	$--	$25,149
Service	145	267	172	281	3,551	371	--	4,787

Inter-segment revenue - product	--	--	14	--	--	--	(14)	--
Total revenue	$5,204	$1,772	$8,375	$4,581	$6,376	$3,642	$(14)	$29,936

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (1)	$(1,121)	$(151)	$(1,404)	$(689)	$503	$(267)	$(1,612)	$(4,741)

Total assets	$37,824	$10,842	$82,185	$9,993	$36,936	$4,982	$(439)	$182,323

Following is the selected segment data as of and for the three-months ended June 30, 2005:

	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$2,367	$572	$7,967	$6,211	$4,630	$3,815	$--	$25,562
Service	18	65	300	313	2,727	410	--	3,833

Inter-segment revenue - product	--	--	69	--	--	--	(69)	--
Total revenue	$2,385	$637	$8,336	$6,524	$7,357	$4,225	$(69)	$29,395

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (1)	$(488)	$(283)	$(1,081)	$495	$680	$26	$(565)	$(1,216)

Total assets	$33,331	$9,858	$83,554	$15,628	$35,697	$5,834	$(1,812)	$182,090

(1)
(Loss) income from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries for the three-months ended June 30, 2005 includes a recovery of approximately $0.8 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or settleable/exercisable into a combination of shares from

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the warrants as a liability and to re-measure the liability at each reporting period. Changes in the fair value of the warrants result in increases or recovery of interest expense. No interest expense or recovery associated with the warrants was recorded in the three-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value was less than the floor amount. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries of approximately $2.5 million in the three-months ended June 30, 2005.

Following is the selected segment data as of and for the six-months ended June 30, 2006:
	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$9,836	$2,884	$19,115	$8,357	$5,815	$6,775	$--	$52,782
Service	214	592	589	544	6,772	785	--	9,496

Inter-segment revenue - product	--	--	173	--	--	--	(173)	--
Total revenue	$10,050	$3,476	$19,877	$8,901	$12,587	$7,560	$(173)	$62,278

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (1)	$(1,795)	$(498)	$(1,475)	$(1,249)	$1,340	$(632)	$(3,462)	$(7,771)

Total assets	$37,824	$10,842	$82,185	$9,993	$36,936	$4,982	$(439)	$182,323

Following is the selected segment data as of and for the six-months ended June 30, 2005:
	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$2,367	$587	$15,461	$11,027	$7,247	$7,006	$--	$43,695
Service	18	65	716	603	5,294	942	--	7,638

Inter-segment revenue - product	--	--	456	--	--	--	(456)	--
Total revenue	$2,385	$652	$16,633	$11,630	$12,541	$7,948	$(456)	$51,333

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (1)	$(915)	$(526)	$(1,099)	$95	$407	$(36)	$896	$(1,178)

Total assets	$33,331	$9,858	$83,554	$15,628	$35,697	$5,834	$(1,812)	$182,090

(1)
Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries for the six-months ended June 30, 2005 includes a recovery of approximately $3.2 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. No interest expense or recovery associated with the warrants was recorded in the six-months ended June 30, 2006 because the warrant liability is subject to a floor and fair value of the warrants was less than the floor amount. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that we had previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries of approximately $5.4 million in the six-months ended June 30, 2005.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

7. Acquisitions

The following describes the acquisitions made during the six-months ended June 30, 2005 (we did not acquire any businesses during the six-months ended June 30, 2006) (in thousands):

Company Acquired	Date Acquired	Acquisition Price		Goodwill and Other Intangibles Acquired		Other Net Assets and Liabilities	Business Description
DSD Holding A/S	2/28/05	$5,902	(1)	$8,008	(1)	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.

VeriChip Holdings Inc., formerly eXI Wireless, Inc.	3/31/05	$13,283		$11,541		$1,742	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

Instantel, Inc.	6/10/05	$25,237		$26,436		$(1,199)	Manufacturer of high-quality remote monitoring products including RFID based patient wandering and infant protection systems and vibration monitors.

(1)	Includes $2.0 million in purchase price buyout ascribed to goodwill—see discussion below.

DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD-Holding A/S, or DSD, and DSD became a wholly-owned subsidiary of Digital Angel. Under the terms of the acquisition, Digital Angel agreed to purchase all of the outstanding capital stock of DSD for a purchase price equal to seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period. Digital Angel made an initial payment of $3.5 million at closing through the delivery of 684,543 shares of our common stock which Digital Angel acquired from us in a February 2005 share exchange, as discussed below. The initial payment of $3.5 million negotiated between Digital Angel and the selling shareholders of DSD was the minimum payment due. During the second quarter of 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations.

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

Under the terms of the acquisition agreement pursuant to which Digital Angel acquired DSD, at any time between the closing date of the acquisition and December 31, 2006 Digital Angel had the right to buyout the remaining purchase price. On April 13, 2006, Digital Angel exercised its right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buyout price was satisfied by a cash payment of $1.0 million made on April 13, 2006 and the issuance on June 8, 2006 of $1.0 million worth of Digital Angel’s unregistered common stock, or 282,115 shares. The number of shares of Digital Angel’s common stock that were exchanged was determined based upon the average of the volume-weighted-average price of Digital Angel’s common stock for the 10 trading days prior to the closing date of the share exchange agreement, or $3.545 per share. The $2.0 million buyout price was recorded as additional goodwill.

We and the former shareholders of DSD agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of Digital Angel’s common stock paid by Digital Angel to the former shareholders of DSD pursuant to the buyout agreement. Pursuant to the share exchange agreement, we issued to the former shareholders of DSD 454,545 million shares of our common stock, valued at $972,249 and $27,751 in cash in exchange for the 282,115 shares of Digital Angel common stock that the former shareholders of DSD received from Digital Angel in partial payment of the buyout, as more fully discussed above. The number of shares of our common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date of June 8, 2006, which was $2.14 per share.

The DSD acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD as of June 30, 2006, was recorded as goodwill of $6.0 million. Intangible assets with an estimated fair value of $2.0 million were also recognized in the acquisition. These intangible assets consist of customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization expense associated with these intangible assets recorded in the six-months ended June 30, 2006 and 2005 was approximately $0.1 million and $0.1 million, respectively. The tradename has an indefinite life.

DSD is a Denmark-based manufacturer and marketer of visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. In considering the benefits of the DSD acquisition, management recognized the strategic complement of DSD’s technologies and customer base with our existing Animal Applications segment.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

VeriChip Holdings Inc.

On March 31, 2005, we acquired VHI through a plan of arrangement under which we paid CDN$1.60 for each outstanding share of VHI (a total of 10,265,178 VHI common shares were outstanding on March 31, 2005) payable in shares of our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VHI’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock valued at approximately $11.7 million to VHI’s shareholders. In addition, all existing VHI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the purchase price was approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition of which $0.3 million was paid with options. The total cost of the acquisition was approximately $13.3 million.

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

The acquisition of VHI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VHI was recorded as goodwill of approximately $5.0 million. The intangible assets with an aggregate fair value of approximately $6.6 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. We recorded amortization expense associated with these intangible assets of approximately $0.3 million and $0.2 million, respectively, in the six-months ended June 30, 2006 and 2005.

Instantel, Inc.

On June 10, 2005, VHI entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, VHI, VeriChip and us to acquire 100% of the common stock of Instantel. We funded the acquisition, with such funding being recorded as a capital contribution to VeriChip. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of VHI. Instantel is based in Ottawa, Canada and a manufacturer of remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base.

The purchase price for Instantel was $25.0 million. The purchase price is payable in two payments. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment is required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006, subject to extension until December 31, 2006. Upon the closing of VeriChip’s contemplated initial public offering, Perceptis is entitled to receive from VeriChip a number of shares of VeriChip’s common stock with an aggregate market value of $2.0 million valued at the close of business on the date of the second payment and a number of shares of our common stock with an aggregate market value of $1.0 million valued at the close of business on the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

date of the second payment. If the closing of the initial public offering of VeriChip’s common stock does not occur by December 31, 2006, Perceptis may elect to receive from VeriChip either a number of shares of our common stock with an aggregate market value of $3.0 million or a cash payment of $2.5 million. Perceptis has anti-dilution protections as provided in the share purchase agreement and the second payment obligation is guaranteed by us. Associated with the guaranty, a number of shares of our common stock with an aggregate market value of $3.0 million valued on the date of closing was placed in escrow for the benefit of Perceptis to secure the guarantee by us of VeriChip’s performance of the payment obligations. VeriChip is obligated to reimburse us either in stock or cash or a combination of both for any of our stock issued in connection with the second payment obligation. In addition, VeriChip incurred $0.2 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill of $11.5 million. The acquired intangible assets with a fair value of approximately $14.9 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. We recorded amortization expense associated with these intangible assets of approximately $0.6 million and $0.1 million, respectively, in the six-months ended June 30, 2006 and 2005.

VHI and Instantel

In considering the benefits of the VHI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with VeriChip’s existing RFID implantable microchip business.

Acquired Intangible Assets

The fair values of the acquired intangible assets of DSD, VHI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, we estimated the cash flows that each of their intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

In performing the expected life analysis, we determined that the acquired trademarks had indefinite lives. In making this assessment, we evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and we concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition. In addition, we evaluated and determined that there were no competitive or economic factors, including technological advances or obsolescence of the related products that limited the useful lives of the acquired trademarks. Given our market share, the proprietary nature of our RFID products, and the current competitive environment, we not aware of any significant risk that our technology will be rendered obsolete in the foreseeable future. Therefore, we concluded that based on (i) the current market positions for the acquired products; (ii) the overall expected growth of the RFID technology in our market; (iii) the market presence provided by the established distribution networks of DSD, VHI and

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Instantel; (iv) the lack of legal, contractual or competitive factors limiting the useful lives of the acquired trademarks; and (v) the conclusion that the trademarks will have value for the foreseeable future, we had reasonable support to conclude that the acquired DSD, VHI and Instantel trademarks had indefinite lives.

The total purchase price (including contingent consideration) of the businesses acquired during 2005 was allocated as follows:

	DSD	VHI	Instantel
	(amounts in thousands)
Current assets	$2,631	$3,112	$5,678
Equipment	1,864	191	493
Other assets	33	—	—
Intangibles:
Patented and non-patented proprietary technology	1,050	3,710	1,720
Trademarks and trade name	520	1,131	3,790
Customer relationships and non-compete	393	895	3,390
Distribution network	—	816	6,000
Goodwill	6,045	4,989	11,536
Current liabilities	(3,371)	(1,057)	(2,748)
Long-term debt and other liabilities	(2,713)	—	—
Deferred taxes	(550)	(504)	(4,622)

Total	$5,902	$13,283	$25,237

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Results of Operations (Unaudited)

The results of DSD, VHI, and Instantel have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the three and six-months ended June 30, 2005 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had DSD, VHI, and Instantel been combined entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005
Net operating revenue	$33,513	$61,056
Net loss from continuing operations attributable to common shareholder - basic	$(4,420)	$(3,153)
Net loss from continuing operations attributable to common shareholder - diluted	$(4,954)	$(3,687)
Net loss from continuing operations per common share - basic	$(0.07)	$(0.05)
Net loss from continuing operations per common share - diluted	$(0.08)	$(0.06)

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Net Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by Digital Angel and InfoTech, are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel and InfoTech was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended June 30, 2006 we recorded a gain of $40,775 on the issuances of 42,000 and 45,000 of Digital Angel and InfoTech common stock, respectively. During the three-month ended June 30, 2005, we recorded a gain of $31,522 on the issuance of 7,500 shares of Digital Angel common stock. InfoTech did not issue any stock in the three or six-months ended June 30, 2005. During the six-months ended June 30, 2006, we recorded a gain of $0.3 million on the issuances of 0.4 million shares of Digital Angel’s common stock and during the six-months ended June 30, 2005, we recorded a gain of $0.4 million on the issuance of approximately 0.2 million shares of Digital Angel’s common stock. During the six-months ended June 30, 2006 we recorded a gain of $5,000 on the issuance of 50,000 shares of InfoTech’s common stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.3 million shares of its common stock during the three-months ended June 30, 2006 and 0.6 million shares during the six-months ended June 30, 2005 under the terms of two share exchange agreements in connection with its acquisition of DSD, which did not result in a gain or loss on issuance.

In addition, we recorded a gain (loss) of $0.4 million and $(0.4) million during the three-months ended June 30, 2006 and 2005, respectively, and a (loss) gain of $(0.3) million and $0.5 million during the six-months ended June 30, 2006 and 2005, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel and InfoTech, including the purchase of 50,000 and 0.3 million shares of treasury stock by Digital Angel during the three and six-months ended June 30, 2005, respectively.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three-Months Ended June 30,		Three-Months Ended June 30,
	2006		2005
	(in thousands except per share amounts)
	Digital Angel	InfoTech	Digital Angel	InfoTech
Issuances of common stock for stock option and warrant exercises and for conversions of preferred stock	42	45	8	--
Issuances of common stock under share exchange agreement between Digital Angel and us	282	--	--	--
Total issuances of common stock	324	45	8	--
Stock repurchases	--	--	278	--
Proceeds from stock issuances	$1,061	$15	$36	--
Average price per share	$3.27	$0.33	$4.50	--
Beginning ownership percentage	55.0%	52.4%	55.1%	52.5
Ending ownership percentage	55.2%	52.0%	55.4%	52.5
Change in ownership percentage	0.2%	(0.4)%	0.3%	--

Net gain on capital transactions of subsidiaries (1)	$36	$5	$32	--
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$342	$34	$(422)	--

(1)	We have not provided a tax provision/benefit for the net gain on capital transactions of subsidiaries and the (loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Six-Months Ended June 30,		Six-Months Ended June 30,
	2006		2005
	(in thousands except per share amounts)
	Digital Angel	InfoTech	Digital Angel	InfoTech
Issuances of common stock for stock option and warrant exercises and for conversions of preferred stock	386	50	156	--
Issuances of common stock under share exchange agreement between Digital Angel and us	282	--	644	--
Total issuances of common stock	668	50	800	--
Stock repurchases	--	--	328	--
Proceeds from stock issuances	$1,561	$17	$3,923	$--
Average price per share	$2.34	$0.34	$4.90	$--
Beginning ownership percentage	55.4%	52.5%	54.5%	52.5%
Ending ownership percentage	55.2%	52.0%	55.4%	52.5%
Change in ownership percentage	(0.2)%	(0.5)%	0.9%	--%

Net gain on capital transactions of subsidiaries (1)	$322	$5	$411	$--
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$(183)	$(80)	$482	$--

(1)	We have not provided a tax provision/benefit for the net gain on capital transactions of subsidiaries and the net (loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries.

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

8. Stock Options and Restricted Stock

At June 30, 2006, we currently have six stock-based employee stock plans (four of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively had eight stock-based employee compensation plans, all of which are more fully described in Note 12 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the three and six-months ended June 30, 2006 were based on our historical experience. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model.

During the three and six-months ended June 30, 2006, we recorded approximately $0.3 million and $0.6 million in compensation expense related to stock options granted to our employees and consultants, respectively, including approximately $0.0 million and $0.1 million, respectively, associated with certain of our fully-vested stock options, which were modified during the period. In addition, we recorded approximately $0.2 million and $24,000, respectively, in connection with restricted stock which was granted by Digital Angel and InfoTech as more fully discussed below.

All of our stock options were fully vested as of December 31, 2005 and we did not grant any options during the six-months ended June 30, 2006. A summary of the status of our subsidiaries nonvested stock options as of June 30, 2006, and changes during the six-months ended June 30, 2006, is presented below (in thousands, except per share amounts):

VeriChip	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	--	$--
Granted	6	5.26
Vested	(6)	5.26
Nonvested at June 30, 2006	--	$--

Digital Angel	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	217	$2.42
Granted	2,100	2.73
Vested	(50)	2.36
Nonvested at June 30, 2006	2,267	$2.70

InfoTech	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	--	$--
Granted	--	--
Vested	--	--
Nonvested at June 30, 2006	--	$--

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Thermo Life Energy Corp.	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	533	$0.10
Granted	--	--
Vested	167	0.11
Nonvested at June 30, 2006	366	$0.10

The weighted average per share fair value of options granted or modified by us and our subsidiaries during the three and six-months ended June 30, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions. (InfoTech and Thermo Life Energy Corp. did not grant any options during the three and six-months ended June 30, 2006 and 2005):

Applied Digital	Three-Months Ended June 30, 2006	Three-Months Ended June 30, 2005
Weighted-average per share fair value	--	$2.32
Estimated option life	--	8 years
Risk free interest rate	--%	4.43%
Expected volatility	--%	50.00%
Expected dividend yield	--%	0.00%

VeriChip	Three-Months Ended June 30, 2006	Three-Months Ended June 30, 2005
Weighted-average per share fair value	$5.26	$0.85
Estimated option life	5 years	8 years
Risk free interest rate	4.29%	3.88%
Expected volatility	60.00%	0.00%
Expected dividend yield	0.00%	0.00%

Digital Angel	Three-Months Ended June 30, 2006	Three-Months Ended June 30, 2005
Weighted-average per share fair value	$2.73	$3.10
Estimated option life	4-10 years	5 years
Risk free interest rate	4.89%	3.81%
Weighted average volatility	87.19%	111.95%
Expected dividend yield	--%	0.00%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Applied Digital	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
Weighted-average per share fair value	--	$2.32
Estimated option life	--	8 years
Risk free interest rate	--%	4.43%
Expected volatility	--%	50.00%
Expected dividend yield	--%	0.00%

VeriChip	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
Weighted-average per share fair value	$5.26	$0.85
Estimated option life	5 years	8 years
Risk free interest rate	4.29%	3.88%
Expected volatility	60.00%	0.00%
Expected dividend yield	0.00%	0.00%

Digital Angel	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005
Weighted-average per share fair value	$2.73	$5.02
Estimated option life	4-10 years	5 years
Risk free interest rate	4.89%	3.81%
Weighted average volatility	87.19%	108.71%
Expected dividend yield	--%	0.00%

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of option activity under our option plans and the stock option plans of our subsidiaries as of June 30, 2006, and changes during the six-months ended June 30, 2006 is presented below (in thousands, except per share amounts):

Applied Digital	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	6,485	$4.32
Granted	9	2.67
Exercised	(23)	1.98
Forfeited or Expired	(85)	42.88
Outstanding at June 30, 2006	6,386	$4.02	5.40	$164	*
Exercisable at June 30, 2006	6,386	$4.02	5.40	$164	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $1.89 at June 30, 2006 based upon its closing price on the NASDAQ.

VeriChip	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	6,164	$0.64
Granted	6	2.31
Exercised	--	--
Forfeited or Expired	(23)	0.87
Outstanding at June 30, 2006	6,147	$0.64	4.70	$16,614	*
Exercisable at June 30, 2006	6,147	$0.64	4.70	$16,614	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of VeriChip’s stock was $3.33 at June 30, 2006.

Digital Angel	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	9,955	$3.94
Granted	2,100	3.26
Exercised	(320)	1.75
Forfeited or Expired	(55)	4.49
Outstanding at June 30, 2006	11,680	$3.87	8.07	$2,069	*
Exercisable at June 30, 2006	9,413	$4.02	7.62	$2,049	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s stock was $3.11 at June 30, 2006 based upon its closing price on the AMEX.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

InfoTech	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	4,075	$0.38	5.20
Granted	--	--	--
Exercised	(50)	0.34	5.80
Forfeited or Expired	(50)	0.50	5.60
Outstanding at June 30, 2006	3,975	$0.38	4.70	$517	*
Exercisable at June 30, 2006	3,975	$0.38	4.70	$517	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.51 at June 30, 2006 based upon its closing price on the OTC.

Thermo Life Energy Corp.	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	4,390	$0.06
Granted	--
Exercised	--
Forfeited or Expired	--
Outstanding at June 30, 2006	4,390	$0.06	4.31	$--	*
Exercisable at June 30, 2006	4,023	$0.05	4.15	$--	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated market value of Thermo Life Energy Corp.’s stock was $0.05 at June 30, 2006.

The total intrinsic value of options exercised during the six-months ended June 30, 2006 and 2005 was $0.7 million and $0.1 million, respectively.

As of June 30, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our subsidiaries’ plans.  That cost is expected to be recognized over a weighted-average period of 6.6 years.  The total fair value of shares vested during the six-months ended June 30, 2006, was $0.1 ,million.

Cash received from option exercise under all share-based payment arrangements for the six-months ended June 30, 2006 and 2005, was $0.6 million and $55,000, respectively.

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS 123R, we provided the disclosures required under FAS 123 as amended by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”  Employee stock-based compensation expense recognized under SFAS 123R was not reflected in our results of operations for the three and six-months ended June 30, 2005 for employee stock option awards

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Previously reported results have not been restated.

The pro forma information for the three and six-months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net loss attributable to common stockholders, as reported	$(3,449)	$(1,840)
Stock-based compensation expense reported in net loss (1) (2)	183	(128)
Stock-based compensation expense determined under the fair value based method (1) (3)	(1,529)	(3,043)
Pro forma net loss attributable to common stockholders - basic	$(4,794)	$(5,011)

Interest and dividends on convertible notes payable	(534)	(534)

Proforma net loss attributable to common stock holders - diluted	$(5,328)	$(5,545)

Loss per share basic:
Basic - as reported	$(0.06)	$(0.03)
Basic - pro forma	$(0.06)	$(0.04)

Loss per share diluted:
Basic - as reported	$(0.06)	$(0.04)
Basic - pro forma	$(0.08)	$(0.09)

(1)	We have not provided a tax deduction related to employee compensation expense resulting from our stock option plans and those of our subsidiaries as a result of our current tax status.
(2)	Amounts for the three and six-months ended June 30, 2005 includes $0.1 million and $0.1 million, respectively, of compensation expense associated with subsidiary options.
(3)	Amounts for the three and six-months ended June 30, 2005 include $0.9 million and $1.7 million, respectively, of compensation expense associated with subsidiary options.

Restricted Stock

In March 2005, Digital Angel granted ours and Digital Angel’s chairman of the board, 0.1 million shares of its restricted stock. Fifty percent (50%) of the restricted stock vested on March 7, 2006 and 50% will vest on March 7, 2007. Digital Angel determined the value of the stock to be $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the two year vesting period. In the six-months ended June 30, 2006, $0.1 million of compensation expense was recorded in connection with the restricted stock.

In February 2005, Digital Angel granted an employee 0.1 million shares of its restricted stock. The restricted stock vested 30% on February 25, 2006, 30% will vest on February 25, 2007 and 40% will vest on February 25, 2008. Digital Angel determined the value of the stock to be $0.2 million based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

deferred compensation and is being amortized as compensation expense over the vesting period. In the six-months ended June 30, 2006, $37,000 of compensation expense was recorded in connection with the restricted stock.

In January 2006, InfoTech granted ours and InfoTech’s chairman of the board and InfoTech’s chief executive officer 0.1 million and 0.1 million shares of its restricted stock, respectively. The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. InfoTech determined the aggregate value of the stock to be $0.1 million based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three months ended June 30, 2006, $6,000 of compensation expense was recorded in connection with the restricted stock.

9. Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended June 30, (In thousands)		Six-Months Ended June 30, (In thousands)
	2006	2005	2006	2005
Net (loss) income	$(3,253)	$(1,475)	$(6,208)	$134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	145	(299)	176	(391)
Total comprehensive loss	$(3,108)	$(1,774)	$(6,032)	$(257)

10. Related Party Transactions

Agreement between VeriChip and Digital Angel

On December 28, 2005, VeriChip and Digital Angel entered an amended and restated supply and development agreement related to the technology underlying VeriChip's implantable microchip business, including its VeriMed Patient Identification System. Digital Angel is VeriChip's sole supplier of microchips relating to its implantable microchip business. Under the agreement with Digital Angel, Digital Angel purports to license to VeriChip the right to use the implantable VeriChip technology. However, in 1994, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to Hughes Aircraft Company and Hughes Identification Devices, Inc. by Destron/IDI, Inc., a predecessor of Digital Angel. Hughes Aircraft Company subsequently changed its name and is now known as Raytheon Company. Consequently, the license purportedly granted to VeriChip under its supply agreement with Digital Angel conflicts with the exclusive rights previously granted in 1994 by Destron/IDI, Inc. to use the patented technology for human identification.

Raytheon Microelectronics España entered into a supply agreement with Digital Angel effective as of April 26, 2006. Raytheon Microelectronics España has represented that it is a wholly owned subsidiary of Raytheon Company. Digital Angel relies solely on the supply agreement with Raytheon Microelectronics España for the manufacture and assembly of implantable VeriChips. The

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Raytheon Microelectronics España supply agreement grants Digital Angel a non-exclusive license to any and all intellectual property held by Raytheon Microelectronics España or its affiliates related to the manufacture, distribution or use of the microchip for use in human beings as more fully described below. VeriChip is also dependent upon the license provision contained in the supply agreement between Raytheon Microelectronics España and Digital Angel to support its right to use the patented technology in applications involving the identification of human beings. However, Digital Angel’s 2006 supply agreement is with Raytheon Microelectronics España and not Raytheon Company and it is possible that Raytheon Microelectronics España lacks the authority or intellectual property rights to grant a license to Digital Angel, that would support VeriChip's use of the patented technology for human identification. Therefore, it is uncertain if the license provision contained in the supply agreement between Raytheon Microelectronics España and Digital Angel grants any rights that would support VeriChip's use of the patented technology for human identification. As a result, VeriChip's use of the technology might be enjoined and it could be required to pay damages, including enhanced damages, based on the claim that the sale and use of its products conflicts with the exclusive license previously granted to others for the use of the technology for the identification of human beings. If VeriChip or Digital Angel are denied use of the patented technology in applications involving the identification of human beings, VeriChip will not be able to purchase or sell the VeriMed Patient Identification System, or any other products that incorporate the implantable VeriChip before the patent expires, and VeriChip will not be able to fulfill its expectations for revenue growth from sales of its VeriMed Patient Identification System or its other systems incorporating the implantable VeriChip. Further, VeriChip may be required to pay royalties and other damages to third parties on its sales of products it has already purchased or will purchase from Digital Angel.

Additionally, certain rights relating to the license under VeriChip’s supply agreement with Digital Angel are broader than the rights relating to the license under the supply agreement between Raytheon Microelectronics España and Digital Angel. These include the rights to independently enforce the patent and to independently manufacture the products under certain circumstances. Consequently, the scope of VeriChip's rights, if any, to use the patented technology in applications involving the identification of human beings will be defined by the narrower rights Digital Angel obtains under its supply agreement with Raytheon Microelectronics España. The license granted by Raytheon Microelectronics España is part of each individual product sold under the supply agreement to Digital Angel and may not be conveyed separately from such products. Any rights to the patented technology outside of products supplied to VeriChip by Raytheon Microelectronics España through Digital Angel may not be available and VeriChip may be unable to independently enforce the patent or engage a third party supplier to manufacture the products even though its agreement with Digital Angel purportedly grants it the right to do so.

VeriChip's agreement with Digital Angel continues until March 2013, and, as long as it continues to meet the minimum purchase requirements, will automatically renew on an annual basis until the expiration of Digital Angel’s patents covering the supplied products (if applicable). The agreement may be terminated earlier prior to its stated term under specified events, such as a bankruptcy of the other party or an uncured default in the performance of any obligation under the agreement, including the payment of money.

As described above, Digital Angel entered into a new supply agreement with Raytheon Microelectronics España effective as of April 26, 2006 for the manufacture and assembly of glass encapsulated, syringe-implantable transponders, including the implantable VeriChip. The new supply agreement expires on June 30, 2010. As part of the supply agreement, Raytheon Microelectronics España granted to Digital Angel, and to any person acquiring title to any glass encapsulated, syringe-implantable transponders purchased from Digital Angel, a license to all intellectual property held by

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Raytheon Microelectronics España or its affiliates related to the manufacture, distribution or use of such product. However, Raytheon Microelectronics España does not represent in the supply agreement with Digital Angel that Raytheon Microelectronics España or its affiliates have any rights to use the patented technology in applications involving the identification of human beings. Because the exclusive rights to use the patented technology granted in 1994 were freely assignable or could be licensed to third parties, we do not know which parties currently hold those rights. We cannot be certain Raytheon Company has licensed any rights to the patented technology to Raytheon Microelectronics España, and it is possible that Raytheon Company has assigned, licensed or otherwise transferred the rights to use the patented technology for human identification to another third party on an exclusive or non-exclusive basis. Therefore, it is uncertain if the license granted by Raytheon Microelectronics España under the supply agreement with Digital Angel grants any rights that would support VeriChip's use of the patented technology for human identification.

If Raytheon Company has already granted an exclusive license to use the patented technology in applications involving the identification of human beings, VeriChip’s use of the patented technology could be enjoined based on the claim that the sale and use of its products conflicts with the scope of the exclusive license previously granted to others for the use of the technology for the identification of human beings.

The primary Digital Angel patent related to the implantable VeriChip will expire on May 18, 2010. However, VeriChip and Digital Angel do not have the right to enforce the patent in applications for the identification of human beings. A termination of VeriChip's supply and development agreement by Digital Angel or the loss of VeriChip’s supply rights due to its failure to meet the minimum commitment or the inability of both VeriChip and Digital Angel to exclude third parties from making or selling competing products, or, if VeriChip obtains any rights to the patent, the expiration or earlier termination of the primary Digital Angel patent could have a material adverse effect on the growth of our subsidiaries’ businesses.

Purchases and sales between Digital Angel and VeriChip under the amended and restated supply and development agreement were approximately $0.2 million and $0.5 million for the six-months ended June 30, 2006 and 2005, respectively.

Loan Agreement with InfoTech

On June 23, 2006, we and InfoTech entered into a third amendment to loan documents, or the Third Amendment, that amended, among other documents, a commercial loan agreement, or CLA, a Term Note, and a stock pledge agreement (together with the CLA and the Note, the “Loan Documents”) dated June 27, 2003, by and between InfoTech and us. Under the terms of the Loan Documents, we borrowed an original principal amount of $1.0 million from InfoTech on June 27, 2003, which bears interest payable monthly at 16% per annum. On June 29, 2004, we and InfoTech entered into a first amendment to the loan documents that extended the original maturity date of the loan from June 30, 2004 to June 30, 2005. On June 28, 2005, we and InfoTech entered into a second amendment that extended the loan to June 30, 2006. Under the terms of the Third Amendment, InfoTech agreed to further extend the maturity date for the loan under the Loan Documents from June 30, 2006 to June 30, 2007. All other terms and provisions of the Loan Documents remain unmodified and continue in full force and effect. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

Loan Agreement with VeriChip

On December 27, 2005, we and VeriChip converted the amounts due to us under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million and interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Wall Street Journal. We, at our sole discretion, have the option to extend or terminate the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the final maturity date of December 27, 2010, at which time a balloon payment of principal and interest becomes due. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes the initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. We are obligated to repay a portion of our $12 million note with SSIF with the proceeds from the balloon payment. The loan is subordinated to the obligations of VeriChip under its credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VHI. Approximately $7.7 million was outstanding on the loan as of June 30, 2006. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

During the six-months ended June 30, 2006, VeriChip incurred legal fees of approximately $0.8 million to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, referred to as Akin Gump. Tommy G. Thompson, a partner with Akin Gump, has been a member of VeriChip’s board of directors since July 2005 and holds fully vested options to purchase 0.2 million shares of VeriChip’s common stock.

Share Exchange with the Former Shareholders of DSD

We and the former shareholders of DSD exchanged, per the terms of a share exchange agreement dated April 12, 2006, shares of our common stock for shares of Digital Angel’s common stock that the former shareholders of DSD received in connection with a buyout agreement between the former shareholders of DSD and Digital Angel. The share exchange agreement and the buyout agreement are more fully discussed in Note 7. One of the former shareholders of DSD, LANO Holdings Aps, is 100% owned by Lasse Nordfjeld, DSD’s current chief executive officer.

11. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of June 30, 2006, we have recorded approximately $2.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

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

On September 28, 2005, Allflex sought an award of attorneys fees and costs based on a fee-shifting clause in the license agreement and under 35 U.S.C. §285, which provides for an award of attorneys fees and costs in exceptional cases. Digital Angel contested this motion, and on October 6, 2005, the Court denied the motion in its entirety. Final judgment in the action was entered on February 21, 2006. On March 20, 2006, Digital Angel filed a notice of appeal of the final judgment with the Federal Circuit Court of Appeals in Washington, D.C. The appeal is presently pending.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are or have been sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. Digital Angel believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting Digital Angel’s views on the scope of the claims in the subject patent. The parties are continuing discovery in light of that order.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AVID, though it also asserted similar claims against Digital Angel. Digital Angel filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 12, 2005, the Alabama Court denied Digital Angel’s motion to dismiss the complaint, but granted Digital Angel’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, Digital Angel and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. Prior to the hearing on the motion, an agreement was reached pursuant to which the Court entered an order on July 12, 2006 staying the action for 90 days with permission to seek an additional stay thereafter. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, from this lawsuit.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

12. Supplemental Cash Flow Information

In the six-months ended June 30, 2006 and 2005, we had the following non-cash investing and financing activities (in thousands):

	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005

Issuance of shares for purchase of minority interest	$907	$—
Deferred offering costs accrued	369	—
Issuance of shares under a share exchange agreement	973	3,500
Issuance of shares, warrants, and options for business acquisition	—	12,652
Deferred purchase price obligation	—	3,000
Cash paid for:
Interest	$1,053	$203
Taxes	277	169

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2005 Annual Report on Form 10-K.

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

Recent Financial Results

We reported a loss from continuing operations of approximately $3.3 million and $1.5 million for the three-months ended June 30, 2006 and 2005, respectively. The loss from continuing operations for the three-months ended June 30, 2006 included a gain of approximately $0.4 million attributable to capital transactions of subsidiaries. The loss from continuing operations for the three-months ended June 30, 2005 included approximately $0.8 million of interest recovery as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the warrants as a liability and to re-measure the liability at each reporting period. Changes in the value of the warrants result in increases or recovery of interest expense. No interest expense or recovery associated with the warrants was recorded in the three-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value of the warrants was less than the floor amount. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income and approximately $0.4 million of loss attributable to capital transactions of subsidiaries. Excluding these items, we incurred a loss from continuing operations of approximately $3.7 million and $2.4 million for the three-months ended June 30, 2006 and 2005, respectively.

We reported a (loss) income from continuing operations of approximately $(6.2) million and $0.1 million for the six-months ended June 30, 2006 and 2005, respectively. The loss from continuing operations for the six-months ended June 30, 2006 included a gain of approximately $0.1 million attributable to capital transactions of subsidiaries and approximately $0.4 million in professional fees incurred in connection with VeriChip’s contemplated initial public offering. The income from continuing operations for the six-months ended June 30, 2005 included approximately $3.2 million of interest recovery as a result of the revaluation of the common stock warrants settleable into shares of the Digital Angel common stock that we own. No interest expense or recovery associated with the warrants was recorded in the six-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value of the warrants was less than the floor amount. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that had been previously reserved, and approximately $0.9 million of gain attributable to capital transactions of subsidiaries. Excluding these items, we incurred a loss from continuing operations of approximately $5.9 million and $5.0 million for the six-months ended June 30, 2006 and 2005, respectively.

We operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology, and InfoTech. VeriChip’s operations comprise our Healthcare and Security and Industrial segments and Digital Angel’s operations comprise our Animal Applications and GPS and Radio Communications segments.

Revenues from each of our segments for the three-months ended June 30, 2006 and 2005 were as follows:

	Three-Months Ended June 30,
Revenue:	2006	2005
	(in thousands)

Healthcare	$5,204	$2,385
Security and Industrial	1,772	637
Animal Applications	8,375	8,336
GPS and Radio Communications	4,581	6,524
Advanced Technology	6,376	7,357
InfoTech	3,642	4,225
“Corporate/Eliminations”	(14)	(69)
Total	$29,936	$29,395

Revenues from each of our segments for the six-months ended June 30, 2006 and 2005 were as follows:

	Six-Months Ended June 30,
Revenue:	2006	2005
	(in thousands)

Healthcare	$10,050	$2,385
Security and Industrial	3,476	652
Animal Applications	19,877	16,633
GPS and Radio Communications	8,901	11,630
Advanced Technology	12,587	12,541
InfoTech	7,560	7,948
“Corporate/Eliminations”	(173)	(456)
Total	$62,278	$51,333

Our sources of revenue consist of sales of products and services from our six operating segments. Our significant sources of revenue for the three-months ended June 30, 2006 and 2005 were as follows:

	Percentage of Total Revenue

Sources of Revenue:	Three-Months Ended June 30, 2006	Three-Months Ended June 30, 2005

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	17.4%	8.1%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	5.9%	2.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	27.9%	28.1%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	15.3%	22.2%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	13.5%	11.3%

Sales of IT hardware and services from our InfoTech segment	12.2%	14.4%

Call center and customer relationship management software and services from our Advanced Technology segment	7.8%	13.7%
Total	100.0%	100.0%

Our sources of revenue consist of sales of products and services from our six operating segments. Our significant sources of revenue for the six-months ended June 30, 2006 and 2005, were as follows:

	Percentage of Total Revenue

Sources of Revenue:	Six-Months Ended June 30, 2006	Six-Months Ended June 30, 2005

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	16.1%	4.6%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	5.6%	1.3%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	31.6%	31.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	14.3%	22.7%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	13.5%	14.2%

Sales of IT hardware and services from our InfoTech segment	12.1%	15.5%

Call center and customer relationship management software and services from our Advanced Technology segment	6.8%	10.2%
Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended June 30, 2006 and 2005, were as follows:

	Three-Months Ended June 30, 2006		Three-Months Ended June 30, 2005
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$2,973	24.8%	$1,621	13.7%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	1,129	9.4%	428	3.6%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	2,800	23.3%	3,135	26.6%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	2,256	18.8%	3,465	29.4%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	857	7.1%	1,206	10.2%

Sales of IT hardware and services from our InfoTech segment	633	5.3%	925	7.8%

Call center and customer relationship management software and services from our Advanced Technology segment	1,359	11.3%	1,019	8.7%
Total	$12,007	100.0%	$11,799	100.0%

Our significant sources of gross profit and gross profit margin by product type for the six-months ended June 30, 2006 and 2005, were as follows:

	Six-Months Ended June 30, 2006		Six-Months Ended June 30, 2005
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$5,914	22.8%	$1,621	8.1%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	2,168	8.4%	434	2.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	7,352	28.3%	6,305	31.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	4,381	16.9%	6,046	30.2%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	2,278	8.8%	2,435	12.2%

Sales of IT hardware and services from our InfoTech segment	1,356	5.2%	1,593	8.0%

Call center and customer relationship management software and services from our Advanced Technology segment	2,501	9.6%	1,564	7.8%
Total	$25,950	100.0%	$19,998	100.0%

RESULTS OF CONTINUING OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 2006 and 2005, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to Revenue Three-Months Ended June 30,		Relationship to Revenue Six-Months Ended June 30,
	2006	2005	2006	2005
	%	%	%	%
Product revenue	84.0	87.0	84.8	85.1
Service revenue	16.0	13.0	15.2	14.9
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	51.0	53.2	50.7	54.2
Cost of services sold	8.9	6.7	7.6	6.8
Total cost of products and services sold	59.9	59.9	58.3	61.0
Gross profit	40.1	40.1	41.7	39.0

Operating costs and expenses:
Selling, general and administrative expense	46.9	43.5	45.7	43.1
Research and development	7.3	5.7	7.0	5.8
Total operating costs and expenses	54.2	49.3	52.7	48.9

Operating loss before other items	(14.1)	(9.1)	(11.0)	(10.0)

Interest and other income	(0.6)	(3.1)	(0.7)	(2.4)
Interest expense (recovery)	2.4	(1.9)	2.2	(5.3)
Total other expense (income)	1.8	(5.0)	1.5	(7.7)

Loss from continuing operations before taxes, minority interest and losses attributable to capital transactions of subsidiaries	(15.8)	(4.1)	(12.5)	(2.3)
Benefit (provision) for income taxes	0.1	(0.2)	(0.0)	(0.1)
Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(15.8)	(4.3)	(12.5)	(2.4)
Minority interest	3.5	0.6	2.4	0.9
Net gain on capital transactions of subsidiaries	0.1	0.1	0.5	0.8
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries	1.3	(1.4)	(0.4)	0.9
(Loss) income from continuing operations	(10.9)	(5.0)	(10.0)	0.3
Change in estimated loss on disposal of discontinued operations and operating losses during the phase out period	--	--	--	--
Net (loss) income	(10.9)	(5.0)	(10.0)	0.3

Results of Operations from Continuing Operations

Income (loss) from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries from each of our segments for the three-months ended June 30, 2006 and 2005 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Three-Months Ended June 30,
	2006	2005
(Loss) income from continuing operations before taxes,
minority interest and gain attributable to capital
transactions of subsidiaries by segment:	(in thousands)

Healthcare	$(1,121)	$(488)
Security and Industrial	(151)	(283)
Animal Applications	(1,404)	(1,081)
GPS and Radio Communications	(689)	495
Advanced Technology	503	680
InfoTech	(267)	26
“Corporate/Eliminations” (1)	(1,612)	(565)
Total (2)	$(4,741)	$(1,216)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

(2) Included for the three-months ended June 30, 2005 was $0.8 million of interest recovery as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the warrants as a liability and to re-measure the liability at each reporting period. Changes in the value of the warrants result in increases or recovery of interest expense. No interest expense or recovery associated with the warrants was recorded in the three-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value of the warrants was less than the floor amount. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries of approximately $2.5 million for the three-months ended June 30, 2005.

 Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments for the six-months ended June 30, 2006 and 2005 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Six-Months Ended June 30,
	2006	2005
(Loss) income from continuing operations before taxes,
minority interest and gain attributable to capital
transactions of subsidiaries by segment:	(in thousands)

Healthcare	$(1,795)	$(915)
Security and Industrial	(498)	(526)
Animal Applications	(1,475)	(1,099)
GPS and Radio Communications	(1,249)	95
Advanced Technology	1,340	407
InfoTech	(632)	(36)
“Corporate/Eliminations” (1)	(3,462)	896
Total (2)	$(7,771)	$(1,178)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

(2) Included for the six-months ended June 30, 2005 was $3.2 million of interest recovery as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the warrants as a liability and to re-measure the liability at each reporting period. Changes in the value of the warrants result in increases or recovery of interest expense. No interest expense or recovery associated with the warrants was recorded in the six-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value of the warrants was less than the floor amount. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that had been previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries of approximately $5.4 million for the six-months ended June 30, 2005.

Healthcare Segment

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

	Three-Months Ended June 30, 2006	% Of Revenue	Three-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,059	97.2%	$2,367	99.2%	$2,692	(3)NM	%
Service	145	2.8	18	0.8	127	(3)NM
Total revenue	5,204	100.0	2,385	100.0	2,819	(3)NM
Gross Profit:
Product (1)	2,894	57.2	1,615	68.2	1,279	79.2
Service (2)	79	54.5	6	33.3	73	(3)NM
Total gross profit	2,973	57.1	1,621	68.0	1,352	83.4
Selling, general and administrative expense	3,217	61.8	1,803	75.6	1,414	78.4
Research and development	724	13.9	298	12.5	426	(3)NM
Interest and other income	74	1.4	(31)	(1.3)	(105)	(3)NM
Interest expense	79	1.5	39	1.6	40	(3)NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,121)	(21.5)	(488)	(20.5)%	$(633)	(3)NM	%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Healthcare segment’s revenue increased approximately $2.8 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The increase in revenue was primarily due to the inclusion of three-months of Instantel’s sales of infant protection, wander prevention and asset location and identification systems during the three-months ended June 30, 2006 versus only 20 days of sales during the three-months ended June 30, 2005. We acquired Instantel on June 10, 2005.

Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit increased approximately $1.4 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 primarily as a result of increased sales due to the acquisition of Instantel on June 10, 2005. Gross profit margin decreased to 57.1% in the three-months ended June 30, 2006 compared to 68.0% in the three-months ended June 30, 2005. The decrease in gross profit margin was due to changes in product mix and the inclusion of sales of Instantel’s products, as discussed above.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $1.4 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The increase was primarily a result of the acquisition of Instantel on June 10, 2005. The increase was also a result of the addition of staff during the three-months ended June 30, 2006. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 61.8% and 75.6% in the three-months ended June 30, 2006 and 2005, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the inclusion of Instantel’s revenue as a result of the acquisition of Instantel on June 10, 2005.

Research and Development - Our Healthcare segment’s research and development increased approximately $0.4 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. As a percentage of our Healthcare segment’s revenue, research and development was 13.9% and 12.5% in the three-months ended June 30, 2006 and 2005, respectively. The increase in research and development was primarily due to the addition of staff as a result of our acquisition of Instantel on June 10, 2005 as well as the continued development of our asset location and identification systems and our initiative to integrate our systems on to a common platform.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	Six- Months Ended June 30, 2006	% Of Revenue	Six- Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue
Product	$9,836	97.9%	$2,367	99.2%	$7,469	(3)NM	%
Service	214	2.1	18	0.8	196	(3)NM
Total revenue	10,050	100.0	2,385	100.0	7,665	(3)NM
Gross Profit:
Product (1)	5,805	59.0	1,615	68.2	4,190	(3)NM
Service (2)	109	50.9	6	33.3	103	(3)NM
Total gross profit	5,914	58.8	1,621	68.0	4,293	(3)NM
Selling, general and administrative expense	6,206	61.8	2,201	92.3	4,005	(3)NM
Research and development	1,304	13.0	298	12.5	1,006	(3)NM
Interest and other income	56	0.6	(31)	(1.3)	(87)	(3)NM
Interest expense	143	1.4	68	2.9	75	(3)NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,795)	(17.9)%	$(915)	(38.4)%	$(880)	96.2%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Healthcare segment’s revenue increased approximately $7.7 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase was due primarily to sales of our infant protection, wander prevention and asset location and identification systems, which we acquired as a result of the acquisitions of VHI and Instantel during the first half of 2005. We are hopeful that our revenues from this segment will increase going forward as the markets for our VeriMed Patient Identification system and our asset location and identification system expand.

Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit increased approximately was $4.3 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 as a result of increased sales due to the acquisition of VHI and Instantel during the first half of 2005. Our Healthcare segment’s gross profit margin was 58.8% and 68.0% in the six-months ended June 30, 2006 and 2005, respectively. The decrease in gross profit margin was due to changes in product mix and the increase in sales of Instantel’s products.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $4.0 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase was primarily a result of the acquisitions of VHI and Instantel in the first half of 2005. Also, contributing to the increase were the addition of staff and higher professional and external contractors’ fees related to sales and marketing initiatives for our VeriMed Patient Identification System. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 61.8% and 92.3% in the six-months ended June 30, 2006 and 2005, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the increase in revenue as a result of the acquisitions of VHI and Instantel during the first half of 2005.

Research and Development - Our Healthcare segment’s research and development increased approximately $1.0 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. As a percentage of our Healthcare segment’s revenue, research and development was 13.0% and 12.5% in the six-months ended June 30, 2006 and 2005, respectively. The increase in research and development was primarily due to the acquisitions of VHI and Instantel during the first half of 2005 and the continued development of our asset location and identification systems and our initiative to integrate our systems on to a common platform.

Security and Industrial Segment

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

	Three-Months Ended June 30, 2006	% Of Revenue	Three-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$1,505	84.9%	$572	89.8%	$933	(3)NM	%
Service	267	15.1	65	10.2	202	(3)NM
Total revenue	1,772	100.0	637	100.0	1,135	(3)NM
Gross Profit:
Product (1)	1,027	68.2	424	74.1	603	(3)NM
Service (2)	102	38.2	4	6.2	98	(3)NM
Total gross profit	1,129	63.7	428	67.2	701	(3)NM
Selling, general and administrative expense	1,008	56.9	574	90.1	434	75.6
Research and development	209	11.8	102	16.0	107	(3)NM
Interest and other income	(12)	(0.7)	(4)	(0.6)	(8)	(3)NM
Interest expense	75	4.2	39	6.1	36	92.3
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(151)	(8.5)	(283)	(44.4)%	$132	(46.6)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Security and Industrial segment’s revenue increased $1.1 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The increase was primarily due to an increase in sales of our vibration monitoring systems as a result of our acquisition of Instantel on June 10, 2005. Also contributing to the revenue levels in the three-months ended June 30, 2006 was a strong demand in world-wide construction.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.7 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The increase in gross profit was primarily a result of the acquisition of Instantel on June 10, 2005. Our Security and Industrial segment’s gross profit margin was 63.7% in the three-months ended June 30, 2006 compared to 67.2% in the three-months ended June 30, 2005. The decrease in gross profit margin was primarily due to changes in product mix and the increase in sales of Instantel’s products. We acquired Instantel on June 10, 2005.

Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $0.4 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The increase in selling, general and administrative expense was primarily associated with the acquisition of Instantel on June 10, 2005. Also contributing to the increase were sales and marketing initiatives during the three-months ended June 30, 2006 related to our vibration monitoring systems and our VeriGuard product. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 56.9% and 90.1% in the three-months ended June 30, 2006 and 2005, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the increase in revenue as a result of the acquisition of Instantel on June 10, 2005.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.1 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. As a percentage of our Security and Industrial segment’s revenue, research and development was 11.8% and 16.0% in the three-months ended June 30, 2006 and 2005, respectively. The increase in research and development was primarily due to the addition of staff as a result of our acquisition of Instantel on June 10, 2005 as well as an increase in other employee expenses.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	Six-Months Ended June 30, 2006	% Of Revenue	Six-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,884	83.0%	$587	90.0%	$2,297	(3)NM	%
Service	592	17.0	65	10.0	527	(3)NM
Total revenue	3,476	100.0	652	100.0	2,824	(3)NM
Gross Profit:
Product (1)	1,903	66.0	430	73.3	1,473	(3)NM
Service (2)	265	44.8	4	6.2	261	(3)NM
Total gross profit	2,168	62.4	434	66.6	1,734	(3)NM
Selling, general and administrative expense	2,026	58.3	794	NM	1,232	(3)NM
Research and development	513	14.8	102	15.6	411	(3)NM
Interest and other income	(12)	(0.3)	(4)	(0.6)	(8)	(3)NM
Interest expense	139	4.0	68	10.4	71	(3)NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(498)	(14.3)	$(526)	(80.7)	$28	(5.3)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Security and Industrial segment’s revenue increased approximately $2.8 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase was primarily due to an increase in sales of vibration monitoring systems as a result of our acquisition of

Instantel on June 10, 2005.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $1.7 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase in gross profit was attributable to sales of our vibration monitoring and asset management systems to security and industrial customers. Our Security and Industrial segment’s gross profit margin was 62.4% in the six-months ended June 30, 2006 compared to 66.6% in the six-months ended June 30, 2005. The decline in gross margin was due to changes in product mix and the increase in sales of lower margin vibration monitoring products as a result of the acquisition of Instantel on June 10, 2005.

Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $1.2 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase was primarily associated with VHI and Instantel, which we acquired during the first half of 2005. Also contributing to the increase was sales and marketing initiatives during the six-months ended June 30, 2006 related to our vibration monitoring systems and our VeriGuard product. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 58.3% in the six-months ended June 30, 2006. (Our Security and Industrial segment’s selling general and administrative expense as a percentage of revenue in the six-months ended June 30, 2005 was not a meaningful number because the percentage was greater than 100%.) We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the increase in revenue as a result of the acquisitions of VHI and Instantel during the first half of 2005.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.4 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. As a percentage of our Security and Industrial segment’s revenue, research and development was 14.8% and 15.6% in the six-months ended June 30, 2006 and 2005, respectively. Our research and development was primarily due to the addition of staff as a result of our acquisitions of VHI and Instantel on June 10, 2005.

VeriChip’s Stock Option Expense

All of VeriChip’s unvested employee and director stock options vested on December 30, 2005 and a minimal number of stock options were granted in the six-months ended June 30, 2006, therefore, equity based compensation expense related to VeriChip’s stock options was immaterial in the three and six-months ended June 30, 2006.

Animal Applications Segment

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

	Three-Months Ended June 30, 2006	% Of Revenue	Three-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$8,189	97.8%	$7,967	95.6%	$222	2.8%
Service	172	2.1	300	3.6	(128)	(42.7)
Intercompany - product	14	0.2	69	0.8	(55)	(79.7)
Total revenue	8,375	100.0	8,336	100.0	39	0.5
Gross Profit:
Product (1)	2,629	32.1	2,835	35.3	(206)	(7.3)
Service (2)	171	99.4	300	100.0	(129)	(43.0)
Intercompany - product	6	42.9	40	0.5	(34)	(85.0)
Total gross profit	2,806	33.5	3,175	38.1	(369)	(11.6)
Selling, general and administrative expense	3,494	41.7	3,558	42.7	(64)	(1.8)
Research and development	726	8.7	695	8.3	31	4.5
Interest and other income	(110)	(1.3)	(87)	(1.0)	23	(26.4)
Interest expense	100	1.2	90	1.1	10	11.1
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,404)	(16.8)	$(1,081)	(13.0)	$(323)	29.9%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful

Revenue - Our Animal Applications segment’s revenue increased approximately $39,000 in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Revenue for the three-months ended June 30, 2006 consisted primarily of electronic and visual product sales to livestock customers of approximately $4.5 million, sales to companion animal customers of approximately $3.0 million, and sales to fish and wildlife customers of approximately $0.9 million.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit decreased approximately $0.4 million, in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The gross profit margin was 33.5% in the three-months ended June 30, 2006 compared to 38.1% in the three-months ended June 30, 2005. We attribute the decrease in gross margin and gross profit margin to additional freight and importation duties associated with providing inventory to South America from Denmark and the United States. Digital Angel has initiated manufacturing of livestock tags in Argentina. Gross profit margin for the three-months ended June 30, 2006 excluding the impact of the South American initiative would have been 35.1%.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling,

general and administrative expense remained relatively constant in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 and selling, general and administrative expense as a percentage of revenue decreased slightly to 41.7% from 42.7% in the same respective periods.

Research and Development - Our Animal Applications segment’s research and development remained relatively constant in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Our Animal Applications segment’s research and development expense relates to continued product development.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	Six- Months Ended June 30, 2006	% Of Revenue	Six- Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$19,115	96.1	$15,461	93.0%	$3,654	23.6%
Service	589	3.0	716	4.3	(127)	(17.7)
Intercompany - product	173	0.9	456	2.7	(283)	(62.1)
Total revenue	19,877	100.0	16,633	100.0	3,244	19.5
Gross Profit:
Product (1)	6,763	35.4	5,589	36.1	1,174	21.0
Service (2)	589	100.0	716	100.0	(127)	(17.7)
Intercompany - product	105	60.7	284	62.3	(179)	(63.0)
Total gross profit	7,457	37.5	6,589	39.6	868	13.2
Selling, general and administrative expense	7,446	37.5	6,341	38.1	1,105	17.4
Research and development	1,521	7.7	1,370	8.2	151	11.0
Interest and other income	(217)	(1.1)	(186)	(1.1)	31	(16.7)
Interest expense	182	0.9	163	1.0	19	11.7
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,475)	(7.4)	$(1,099)	(6.6)	$(376)	34.2%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our Animal Applications segment’s revenue increased approximately $3.2 million, or 19.5%, in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The increase in revenue was principally due to an increase in electronic and visual product sales to livestock customers of approximately $2.0 million, an increase in sales to companion animal customers of approximately $2.0 million, and approximately $0.5 million to the inclusion of DSD for an additional two months of operations in the six-months ended June 30, 2006. DSD was acquired on February 28, 2005. The increases in revenue were partially offset by a decrease in sales to fish and wildlife customers of approximately $0.9 million and a decrease in intercompany sales to VeriChip of approximately $0.3 million.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit increased approximately $0.9 million, or 13.2%, in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. We attribute approximately $0.5 million of the increase to the previously mentioned sales increases and $0.4 million to the inclusion of DSD for an additional two months of operations in the six-months ended June 30, 2006. DSD was acquired on February 28, 2005. The gross margin was 37.5% in the six-months ended June 30, 2006 compared to 39.6% in the six-months ended June 30, 2005. We attribute the decrease in gross profit margin to additional freight and importation duties associated with providing inventory to South America from Denmark and the United States. Digital Angel has initiated manufacturing of livestock tags in Argentina. Gross profit margin for the six-months ended June 30, 2006 excluding the impact of the South American initiative would have been 38.9%.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $1.1 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005, and selling, general and administrative expense as a percentage of revenue decreased to 37.5% from 38.1% in the same respective periods. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in aborted acquisition expenses, approximately $0.6 million in compensation expense, approximately $0.3 million of expense related to DSD and increased selling, general and administrative expenses in our South American subsidiaries of approximately $0.2 million. Such increases are partially offset by decreased insurance expense of $0.3 million. The six-months ended June 30, 2005 includes 4 months of results for DSD compared to six months of results in the six-months ended June 30, 2006. DSD was acquired on February 28, 2005.

Research and Development - Our Animal Applications segment’s research and development expense increased approximately $0.2 million in the six-months ended June 30, 2006, compared to the six-months ended June 30, 2005. The increase is primarily related to new product development.

GPS and Radio Communications Segment

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005
	Three-Months Ended June 30, 2006	% Of Revenue	Three-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$4,300	93.9%	$6,211	95.2%	$(1,911)	(30.8)%
Service	281	6.1	313	4.8	(32)	(10.2)
Total revenue	4,581	100.0	6,524	100.0	(1,943)	(29.8)
Gross Profit:
Product (1)	2,250	52.3	3,454	55.6	(1,204)	(34.9)
Service (2)	6	2.1	11	3.5	(5)	(45.5)
Total gross profit	2,256	49.2	3,465	53.1	(1,209)	(34.9)
Selling, general and administrative expense	2,509	54.8	2,560	39.2	(51)	(2.0)
Research and development	425	9.3	424	6.5	1	0.2
Interest and other income		0.0	(3)	--	(3)	100.0
Interest expense	11	0.2	(11)	(0.2)	(22)	(3)NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(689)	(15.0)	$495	7.6	$(1,184)	(3)NM %

   (1) The percentage of revenue is calculated as a percentage of product revenue.
   (2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our GPS and Radio Communication segment’s revenue decreased approximately $1.9 million, in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The decrease in revenue was principally due to an approximately $2.1 million decrease in sales of Signature’s Sarbe products, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.2 million. Signature Industries Limited, referred to as Signature, is a Digital Angel subsidiary. We attribute approximately $1.2 million of the Sarbe product sales decrease to the completion of the Indian government contract in May 2005 and approximately $0.9 million of the Sarbe product sales decrease to other Sarbe product customers, including the UK Ministry of Defense.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit decreased approximately $1.2 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross profit margin. The gross profit margin decreased to 49.2% in the three month period ended June 30, 2006 as compared to 53.1% in the three-months ended June 30, 2005. The decrease in gross profit margin relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the three-months ended June 30, 2005. Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense decreased approximately $0.1 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The decrease in selling, general and administrative expense relates primarily to reduced salary expense and intangible amortization expense at our subsidiary, OuterLink Corporation. As a percentage of revenue, selling, general and administrative expense increased to 54.8% in the three-months ended June 30, 2006 from 39.2% in the three-months ended June 30, 2005. The increase in selling, general and administrative expense as a percentage of revenue resulted primarily from the decrease in sales in the current period.

Research and Development - Our GPS and Radio Communications segment’s research and development remained constant at $0.4 million in the three-months ended June 30, 2006 as compared to $0.4 million in the three-months ended June 30, 2005. Our GPS and Radio Communications segment’s research and development relates to the continued development of OuterLink Corporation’s next generation of communication system hardware.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	Six-Months Ended June 30, 2006	% Of Revenue	Six-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$8,357	93.9	$11,027	94.8	$(2,670)	(24.2)%
Service	544	6.1	603	5.2	(59)	(9.8)
Total revenue	8,901	100.0	11,630	100.0	(2,729)	(23.5)
Gross Profit:
Product (1)	4,391	52.5	6,050	54.9	(1,659)	(27.4)
Service (2)	(10)	(1.8)	(4)	(0.7)	(6)	(3)NM
Total gross profit	4,381	49.2	6,046	52.0	(1,665)	(27.5)
Selling, general and administrative expense	4,789	53.8	5,105	43.9	(316)	(6.2)
Research and development	820	9.2	835	7.2	(15)	(1.8)
Interest and other income	(3)	0.0	(6)	(0.1)	(3)	50.0
Interest expense	24	0.3	17	0.1	7	41.2
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,249)	(14.0)	$95	0.8	$(1,344)	(3)NM %

  (1) The percentage of revenue is calculated as a percentage of product revenue.
   (2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our GPS and Radio Communication segment’s revenue decreased approximately $2.7 million, in the six-months ended June 30, compared to the six-months ended June 30, 2005. The decrease in revenue was due to an approximately $3.2 million decrease in sales if Signature’s Sarbe products, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.5 million. We attribute $2.2 million of the Sarbe product sales decrease to the complete of the Indian government contract in May 2005 and $1.0 million of the Sarbe product decrease to other Sarbe product customers, including the UK Ministry of Defense.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit decreased approximately $1.7 million in the six-months ended June 30, 2006 as compared to the six-months ended June 30, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross profit margin. The gross profit margin decreased to 49.2% in the six-months ended June 30, 2006 compared to 52.0% in the six-month ended June 30, 2005. The decrease in gross profit margin relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the first six months of 2005. Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense decreased approximately $0.3 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. The decrease in selling, general and administrative expense relates primarily to reduced salary expense and intangible amortization expense at our subsidiary, OuterLink Corporation. As a percentage of revenue, selling, general and administrative expense increased to 53.8% in the six-months ended June 30, 2006 from 43.9% in the six-months ended June 30, 2005. The increase in selling, general and administrative expense as a percentage of revenue resulted primarily from the decrease in sales in the current period.

Research and Development - Our GPS and Radio Communications segment’s research and development remained relatively constant at approximately $0.8 million in the six-months ended June 30, 2006 compared to $0.8 million in the six-months ended June 30, 2005. Our GPS and Radio Communications segment’s research and development relates primarily to the continued development of OuterLink Corporation’s next generation of communication system hardware.

Digital Angel’s Stock Option Expense

All of Digital Angel’s out-of-the money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005, therefore equity based compensation expense related to stock options granted prior to the adoption of SFAS 123R was immaterial. On June 14, 2006, the Company granted 2.1 million stock options to employees and directors of Digital Angel. Compensation expense related to the 2.1 million stock options is expected to be approximately $4.5 million and will be recognized over the weighted average period of 7.2 years. This expense will be reflected in the results of our Animal Applications and GPS and Radio Communications segments.

Advanced Technology Segment

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

	Three-Months Ended June 30, 2006	% Of Revenue	Three-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,825	44.3%	$4,630	62.9	$(1,805)	(39.0)%
Service	3,551	55.7	2,727	37.1	824	30.3
Total revenue	6,376	100.0	7,357	100.0	(981)	(13.3)
Gross Profit:
Product (1)	546	19.3	763	16.5	(217)	(28.4)
Service (2)	1,670	47.0	1,462	53.6	208	14.2
Total gross profit	2,216	34.8	2,225	30.2	(9)	(0.4)
Selling, general and administrative expense	1,727	27.1	2,045	27.8	(318)	(15.6)
Research and development	96	1.5	89	1.2	7	7.9
Interest and other income	(152)	(2.4)	(598)	(8.1)	(446)	(74.6)
Interest expense	42	0.7	9	0.1	35	(3)NM
Income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$503	7.9	$680	9.2	$(177)	(26.0)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Advanced Technology segment’s product revenue decreased approximately $1.8 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 primarily as a result of a reduction in sales of our call center software of approximately $2.4, which was partially offset by an increase in sales of our voice, data and video telecommunications networks of approximately $0.6 million. Our Advanced Technology segment’s service revenue increased approximately $0.8 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 primarily as a result of a sales to International Business Machines Corporation, or IBM, of our customer relationship management software of approximately $1.1 million. This increase was partially offset by a decrease in sales of our call center software and our voice, data and video telecommunications networks services of approximately $0.3 million.

The operations of our wholly-owned subsidiary, Pacific Decision Sciences Corporation, or PDSC, are included in our Advanced Technology segment. Effective May 1, 2006, PDSC entered into two Statements of Work, or SOWs, with IBM for customer relationship management software license fees and services. Per the terms of the SOWs, IBM has agreed to license from PDSC a computer software program known as the PDSC Service Management System, Version: 7.4 and all of the PDSC services modules currently installed by IBM for an initial payment of $2.5 million, and a web-based callcenter application for an additional $2.5 million to be paid in three payments upon the delivery by PDSC and acceptance by IBM of the call center application releases. PDSC received the initial payment of $2.5 million in July 2006. PDSC anticipates delivering the call center application releases over the next six to 18 months. PDSC is recognizing the initial license fee payment as revenue over 18 months commencing May 2006, which is the contractual life of the project. In addition, PDSC is supplying IBM with maintenance and support for the system and application, which is being paid by IBM based upon a monthly personnel charge for the services provided. It is anticipated that these services will be required for 12 to 18 months.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit on product and service sales remained relatively constant in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Gross profit from call center and voice, data and video telecommunications networks decreased by approximately $0.9 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. Sales of our customer relationship management software generated gross profit of approximately $1.1 million in the three-months ended June 30, 2006 compared to $0.2 million in the three-months ended June 30, 2005 as a result of the revenue from the aforementioned SOWs. The gross profit margin for our Advanced Technology segment was 34.8% in the three-months ended June 30, 2006 compared to 30.2% in the three-months ended June 30, 2005. The increase in the gross profit margin primarily reflected increased margins on sales of our customer relationship management software.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expense decreased approximately $0.3 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 as a result of lower expenses and management fees for our call center and voice, data and video telecommunications network businesses.

Interest and Other Income - Our Advanced Technology segment’s interest and other income for the three-months ended June 30, 2006 decreased approximately $0.4 million compared to the three-months ended June 30, 2005. We realized approximately $0.5 million of legal settlement income from the settlement of a claim during the six-months ended June 30, 2005.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	Six-Months Ended June 30, 2006	% Of Revenue	Six-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,815	46.2%	$7,247	57.8	$(1,432)	(19.8)%
Service	6,772	53.8	5,294	42.2	1,478	27.9
Total revenue	12,587	100.0	12,541	100.0	46	0.4
Gross Profit:
Product (1)	1,177	20.2	766	10.6	411	53.7
Service (2)	3,602	53.2	3,233	61.1	369	11.4
Total gross profit	4,779	38.0	3,999	31.9	780	19.5
Selling, general and administrative expense	3,456	27.5	4,022	32.1	(566)	(14.1)
Research and development	194	1.5	193	1.5	1	0.5
Interest and other income	(283)	(2.2)	(640)	(5.1)	(357)	(55.8)
Interest expense	72	0.6	17	0.1	55	(3)NM
Income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$1,340	10.6%	$407	3.2%	$933	(3)NM %

(1)   The percentage of revenue is calculated as a percentage of product revenue.
(2)   The percentage of revenue is calculated as a percentage of service revenue.
(3)   NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our Advanced Technology segment’s product revenue decreased approximately $1.4 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 primarily as a result of a reduction in sales of our call center software of approximately $2.6 million, which was partially offset by an increase in sales of our voice, data and video telecommunications networks of approximately $1.2 million. Our Advanced Technology segment’s service revenue increased approximately $1.5 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 primarily as a result of the aforementioned sales to IBM under the SOWS of approximately $1.8 million, which was partially offset by a decrease in sales of our call center software and our voice, data and video telecommunications networks services of approximately $0.4 million.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit on product and service sales increased approximately $0.8 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 primarily as a result of the additional revenue from sales of our customer relationship management software and related services under the aforementioned SOWs with IBM. Gross profit from customer relationship management software sales and related services increased by approximately $1.7 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005, partially offset by a decrease in gross profit from sales of call center software of approximately $0.7 million and a decrease in gross profit from sales of voice, data and video telecommunications networks of approximately $0.2 million. The gross profit margin for our Advanced Technology segment was 38.0% in the six-months ended June 30, 2006 compared to 31.9% in the six-

months ended June 30, 2005. The increase in the gross profit margin primarily reflected increased margins on sales of our customer relationship management software to IBM.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expense decreased approximately $0.6 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 as a result of a reduction in selling, general and administrative expense associated with our call center software and voice, data and video telecommunications networks businesses.

Interest and Other Income - Our Advanced Technology segment’s interest and other income for the six-months ended June 30, 2006 decreased approximately $0.4 million compared to the six-months ended June 30, 2005. We realized approximately $0.5 million of legal settlement income from the settlement of a claim during the six-months ended June 30, 2005.

InfoTech Segment

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

	Three-Months Ended June 30, 2006	% Of Revenue	Three-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$3,271	89.8%	$3,815	90.3%	$(544)	(14.3)%
Service	371	10.2	410	9.7	(39)	(9.5)
Total revenue	3,642	100.0	4,225	100.0	(583)	(13.8)
Gross Profit:
Product (1)	546	16.7	831	21.8	(285)	(34.3)
Service (2)	87	23.5	94	22.9	(7)	(7.4)
Total gross profit	633	17.4	925	21.9	(292)	(31.6)
Selling, general and administrative expense	873	24.0	875	20.2	(2)	(0.2)
Interest and other income	(31)	(0.9)	(31)	(0.7)	--	--
Interest expense	58	1.6	55	1.3	3	5.5
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(267)	(7.3)	$26	0.6	$(293)	(3)NM %
(1)   The percentage of revenue is calculated as a percentage of product revenue.
(2)   The percentage of revenue is calculated as a percentage of service revenue.
(3)   NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our InfoTech segment’s product revenue decreased approximately $0.6 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. We attribute the decrease primarily to a large sale to one of InfoTech’s major customers in the three-months ended June 30, 2005. There was no corresponding large sale in the three-months ended June 30, 2006.

Gross Profit and Gross Profit Margin - Our InfoTech segment’s gross profit decreased approximately $0.3 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 primarily due to both lower product sales and lower margins. Total gross profit margin decreased from 21.9% in the three-months ended June 30, 2005 to 17.4% in the three-months ended June 30, 2006. The decrease was primarily due to higher than usual product margins experienced in the three-months ended June 30, 2005 resulting from favorable pricing from our vendors that were not available in the three-months ended June 30, 2006.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense remained constant at approximately $0.9 million in the three-months ended June 30, 2006 compared to $0.9 million in the three-months ended June 30, 2005.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	Six-Months Ended June 30, 2006	% Of Revenue	Six-Months Ended June 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$6,775	89.6%	$7,006	88.1%	$(231)	(3.3)%
Service	785	10.4	942	11.9	(157)	(16.7)
Total revenue	7,560	100.0	7,948	100.0	(388)	(4.9)
Gross Profit:
Product (1)	1,155	17.0	1,421	20.3	(266)	(18.7)
Service (2)	201	25.6	172	18.3	29	16.9
Total gross profit	1,356	17.9	1,593	20.0	(237)	(14.9)
Selling, general and administrative expense	1,941	25.7	1,590	20.0	351	22.1
Research and development	--	--	--	--	--	--
Interest and other income	(70)	(0.9)	(72)	(0.9)	(2)	(2.8)
Interest expense	117	1.5	111	1.4	6	5.4
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(632)	(8.4)	$(36)	(0.5)	$(596)	NM %
(1)   The percentage of revenue is calculated as a percentage of product revenue.
(2)   The percentage of revenue is calculated as a percentage of service revenue.
(3)   NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our InfoTech segment’s revenue decreased approximately $0.4 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 primarily as a result of an overall decline in sales volume from our large customers.

Gross Profit and Gross Profit Margin - Our InfoTech segment’s gross profit decreased in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005 primarily due to the combination of lower sales volume and weaker product margins. Product gross profit margin decreased from 20.3% in the six-months ended June 30, 2005 to 17.0% in the six-months ended June 30, 2006.

Product margins decreased primarily due to higher than usual product margins experienced in the three-months ended June 30, 2005 resulting from favorable pricing from our vendors that were not available in the three-months ended June 30, 2006. Service margins increased to 25.6% in the six-months ended June 30, 2006 from 18.3% in the six-months ended June 30, 2005. This increase was primarily due to improved utilization of technicians and engineers.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense increased approximately $0.4 million in the six-months ended June 30, 2006 as compared to the six-months ended June 30, 2005. The increase was primarily due to the reversal of an over accrual of accrued litigation expense of approximately $0.2 million in the second quarter of 2005 following the settlement of a lawsuit with InfoTech’s former president, chief executive officer and director, and compensation expense in the six months ended June 30, 2006 of $0.1 million related to the adoption of SFAS 123(R). Additionally, in the six months ended June 30, 2006 we had higher compensation expense as a result of the severance agreement with InfoTech’s former chief operating officer, acting president and chief executive officer. This was somewhat offset by reduced commissions related to lower gross profit.

“Corporate/Eliminations”

Three-Months Ended June 30, 2006 Compared to the Three-Months Ended June 30, 2005

	2006	2005	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(14)	$(69)	$(55)	(79.7)%
Total	(14)	(69)	(55)	(79.7)
Gross Profit:
Elimination of intercompany product gross profit	(6)	(40)	(34)	(85.0)
Total	(6)	(40)	(34)	(85.0)
Selling, general and administrative expense	1,215	1,383	(168)	(12.1)
Research and development	1	76	(75)	(98.7)
Interest and other income (expense)	51	(150)	(201)	(1)NM
Interest expense (recovery)	339	(784)	(1,123)	(1)NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,612)	$(565)	$(1,047)	(1)NM %
(1) NM = Not meaningful because the percentage is greater than 100%.

Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense decreased approximately $0.2 million in the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005. The decrease was principally due to a decrease in outside professional fees. All of our corporate employees’ and directors’ unvested stock options were vested on December 30, 2005, and no stock options were granted in the second quarter of 2006, therefore, equity based compensation expense related to Corporate/Elimination’s unvested stock options was immaterial in the three-months period ended June 30, 2006.

Research and Development - Corporate/Elimination’s research and development decreased approximately $0.1 million in the three-months ended June 30, 2006 compared to the three-months ended June 30 2005. During the first quarter of 2005, we made a decision to eliminate our corporate research group. All of our research and development is now handled through our segments.

Interest and Other Income (Expense) - Corporate/Elimination’s interest and other income is primarily a function of short-term investments and interest earned on notes receivable. The decrease in interest and other income (expense) of approximately $0.2 million during the three-months ended June 30, 2006 compared to the three-months ended June 30, 2005 is due to a reduction in short-term investments and interest earned on notes receivable.

Interest Expense (Recovery) - Corporate/Elimination’s interest expense was approximately $0.3 million during the three-months ended June 30, 2006 compared to interest recovery of approximately $(0.8) million in the three-months ended June 30, 2005. Substantially all of the interest expense that we incurred during the three-months ended June 30, 2006 related to our $12 million note payable that we issued in December 2005. The majority of the interest recovery that we recorded during the three-months ended June 30, 2005 resulted from the revaluation of warrants that we issued to the purchasers of our debentures. The debentures were issued on June 30, 2003 and were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. No interest expense or recovery associated with the warrants was recorded in the three-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value was less than the floor amount. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. During the three-months ended June 30, 2005, we recorded interest recovery of approximately $0.8 million as a result of such revaluations. As of June 30, 2006, these warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock.

Six-Months Ended June 30, 2006 Compared to the Six-Months Ended June 30, 2005

	2006	2005	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(173)	$(456)	$(283)	(62.1)%
Total	(173)	(456)	(283)	(62.1)
Gross Profit:
Elimination of intercompany product gross profit	(105)	(284)	(179)	(63.0)
Total	(105)	(284)	(179)	(63.0)
Selling, general and administrative expense	2,601	2,077	524	25.2
Research and development	--	186	(186)	(1)NM
Interest and other income (expense)	58	(276)	(334)	(1)NM
Interest expense (recovery)	698	(3,167)	(3,865)	(1)NM
Loss (income) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(3,462)	$896	$(4,358)	(1)NM %
(1) NM = Not meaningful because the percentage is greater than 100%.

Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense increased approximately $0.6 million in the six-months ended June 30, 2006 compared to the six-months ended June 30, 2005. We attribute the increase primarily to the recovery during the six months ended June 30, 2005 of approximately $0.5 million on a note receivable, which had been fully reserved. All of our corporate employees’ and directors’ unvested stock options were vested on December 30, 2005, and no stock options were granted in the first half of 2006, therefore, equity based compensation expense related to Corporate/Elimination’s unvested stock options was immaterial in the six-months period ended June 30, 2006. Corporate/Eliminations incurred approximately $0.1 million of compensation expense during the six-months ended June 30, 2006 related to fully vested employee and director stock options, which were modified during the period.

Research and Development - Corporate/Elimination’s research and development decreased approximately $0.2 million during the six-months ended June 30, 2006 compared to the three-months ended June 30 2005. During the first quarter of 2005, we made a decision to eliminate our corporate research group. All of our research and development is now handled through our segments.

Interest and Other Income (Expense) - Corporate/Elimination’s interest and other income is primarily a function of short-term investments and interest earned on notes receivable. The decrease in interest and other income (expense) of approximately $0.3 million during the six-months ended June 30, 2006 as compared to the three-months ended June 30, 2005 is due to a reduction in short-term investments and interest earned on notes receivable.

Interest Expense (Recovery) - Corporate/Elimination’s interest expense was approximately $0.7 million during the six-months ended June 30, 2006 compared to interest recovery of approximately $(3.2) million in the three-months ended June 30, 2005. Substantially all of the interest expense that we incurred during the six-months ended June 30, 2006 is related to our $12 million note payable that we issued in December 2005. The majority of the interest recovery that we recorded during the six-months ended June 30, 2005 resulted from the revaluation of warrants that we issued to the purchasers of our debentures. The debentures were issued on June 30, 2003 and were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. No interest expense or recovery associated with the warrants was recorded in the six-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value was less than the floor amount. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. During the six-months ended June 30, 2005, we recorded interest recovery of approximately $3.2 million as a result of such revaluations.

Income Taxes

We had effective income tax benefit (provision) rates of 0.3% and (4.5)% for the three-months ended June 30, 2006 and 2005, respectively, and (0.1)% and (3.6)% for the six-months ended June 30, 2006 and 2005, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of June 30, 2006, we have provided a valuation allowance to fully reserve our U.S. net operating loss carry forwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses.

Net Gain/Loss on Capital Transactions of Subsidiaries and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by Digital Angel and InfoTech, are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel and InfoTech was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended June 30, 2006, we recorded a gain of $40,775 on the issuances of 42,000 and 45,000 of Digital Angel and InfoTech common stock, respectively. During the three-months ended June 30, 2005 we recorded a gain of $31,522 on 7,500 shares of Digital Angel common stock. InfoTech did not issue any stock in the three or six-months ended June 30, 2005. During the six-months ended June 30, 2006, we recorded a gain of $0.3 million on the issuances of 0.4 million shares of Digital Angel’s common stock and during the six-months ended June 30, 2005, we recorded a gain of $0.4 million on the issuances of approximately 0.2 million shares of Digital Angel’s common stock. During the six-months ended June 30, 2006, we recorded a gain of $5,000 on the issuance of 50,000 shares of InfoTech’s common stock. The net gains (losses) resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.3 million shares of its common stock during the three-months ended June 30, 2006 and 0.6 million shares during the six-months ended June 30, 2005 under the terms of two share exchange agreements in connection with its acquisition of DSD, which did not result in a gain or loss on issuance.

In addition, we recorded a gain (loss) of $0.4 million and $(0.4) million during the three-months ended June 30, 2006 and 2005, respectively, and a (loss) gain of $(0.3) million and $0.5 million during the six-months ended June 30, 2006 and 2005, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel and InfoTech, including the purchase of 50,000 and 0.3 million shares of treasury stock by Digital Angel during the three and six-months ended June 30, 2005, respectively.

Net (Loss) Income

During the three-months ended June 30, 2006 and 2005, we reported a net loss from continuing operations of approximately $3.3 million and $1.5 million, respectively, and during the six-months ended June 30, 2006 and 2005, we reported net (loss) income of approximately $(6.2) million and $0.1 million, respectively. Included in the loss for the three-months ended June 30, 2005 was $0.8 million of interest recovery as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own, are exercisable into shares of our common stock or are settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, we are required to record the value of the warrants as a liability and to remeasure the liability at each reporting period. Changes in the fair value of the warrants result in increases or recovery of interest expense. No interest expense or recovery associated with the warrants was recorded in the three-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value of the warrants was less than the floor amount. Also, included for the three-months ended June 30, 2006 and 2005 was $0.4 million and $(0.4) million, respectively, of gain (loss) attributable to capital transactions of subsidiaries. Included in the net loss for the three-months ended June 30, 2005 was $0.5 million in legal settlement income. Excluding these items, we incurred a loss of approximately $3.7 million and $2.4 million for the three-months ended June 30, 2006 and 2005, respectively.

Included in the net loss for the six-months ended June 30, 2006 was approximately $0.4 million in professional fees associated with VeriChip’s planned IPO. Included in net income for the six-months ended June 30, 2005 was $3.2 million of interest recovery as a result of the revaluation of the common stock warrants settleable into shares of the Digital Angel common stock owned by us. No interest expense or recovery associated with the warrants was recorded in the six-months ended June 30, 2006 because the warrant liability is subject to a floor and the fair value of the warrants was less than the floor amount. Also, included for the six-months ended June 30, 2005 was $0.5 million in legal settlement income and $0.5 million in recovery of a note receivable that we had previously reserved, and for the six-months ended June 30, 2006 and 2005 $0.1 million and $0.9 million, respectively, of gain attributable to capital transactions of subsidiaries. Excluding these items, we incurred a loss of approximately $5.9 million and approximately $5.0 million for the six-months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of June 30, 2006, cash and cash equivalents totaled $18.0 million, a decrease of $4.5 million, or 19.9%, from $22.4 million at December 31, 2005.

Operating activities used cash of $3.7 million and $6.7 million during the six-months ended June 30, 2006 and 2005, respectively. During the six-months ended June 30, 2006, cash was used primarily for the payment of accounts payable, inventory and other assets, offset by increased collections of accounts receivable. During the six-months ended June 30, 2005, cash was used primarily for payment of accounts payable and accrued expenses and other current assets, offset by increased collections of accounts receivable.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $4.5 million, or 17.3%, to $21.7 million at June 30, 2006, from $26.2 million at December 31, 2005. The decrease was primarily due to collections on accounts receivable.

•	Inventories increased $1.8 million, or 14.7%, to $14.1 million at June 30, 2006, from $12.3 million at December 31, 2005. The increase relates primarily to an increase in inventory at Digital Angel.

•
Accounts payable increased $2.1 million, or 16.8%, to $14.6 million at June 30, 2006 compared to $12.5 million at December 31, 2005. The increase was primarily a result of an increase in accounts payable associated with VeriChip and our Advanced Technology segment.

•
Accrued expenses decreased $5.2 million, or 23.3%, to $17.1 million at June 30, 2006 compared to $22.3 million at December 31, 2005. The decrease is primarily due to a decrease in accruals associated with our voice, data and video telecommunications business, and to a $1.2 million decrease in accruals at Digital Angel.

Investing activities used cash of $1.2 million and $22.0 million during the six-months ended June 30, 2006 and 2005, respectively. During the six-months ended June 30, 2006, cash of $1.0 million was used for business acquisitions, and cash of approximately $1.2 million was used to purchase property and equipment, partially offset by cash of 0.8 million from the sale of assets. During the six-months ended June 30, 2005, cash of $22.0 million was used for business acquisitions, net of cash acquired, and cash of $0.9 million was used to purchase property and equipment. Partially offsetting these uses was cash of $0.8 million provided from the collection of notes receivable.

Financing activities provided cash of $0.4 million and $20.0 million during the six-months ended June 30, 2006 and 2005, respectively. During the six-months ended June 30, 2006, $3.0 million was provided by borrowings, offset by $2.0 million used for payment of long term debt and cash of $1.1 million used to fund deferred offering costs. In addition, cash of $0.6 million was provided from subsidiary issuances of common stock. During the six-months ended June 30, 2005, $17.4 million was provided by preferred stock and notes, which were issued in connection with the acquisition of Instantel, $2.1 million of cash was used for payment of borrowings and notes payable, and cash of $6.0 million was provided from the issuances of common shares.

Financial Condition

Financing Agreements and Debt Obligations

Preferred Stock, Senior Unsecured Convertible Notes and Warrants

In connection with the acquisition of Instantel, we entered into a financing agreement with Satellite Strategic Finance Partners, Ltd., or SSFP, and Satellite Strategic Finance Associates, LLC, or SSFA, whereby we issued our Series D convertible preferred stock, Series E warrants and senior unsecured convertible notes. Series E warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The Series E warrants are exercisable at any time at exercise prices ranging from $3.75 to $4.09 per share until they expire on June 10, 2010. VeriChip also issued SSFP and SSFA warrants to acquire 100,000 shares of its common stock at an exercise price of $12.00 per share. The total consideration for the preferred stock, the Series E warrants and the VeriChip warrants was $12.5 million in cash. The notes were issued in the principal outstanding amount of $5.0 million, which was equal to 93.45% of the face amount of $5.4 million. We used these net proceeds of approximately $17.4 million from the financing agreement, together with approximately $4.7 million of internal cash on hand, to fund the acquisition of Instantel. The preferred stock was fully converted during the third quarter of 2005.

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

Royal Bank of Canada Credit Agreement

VeriChip’s subsidiary, VHI, is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million (approximately $1.3 million in U.S. dollars at June 30, 2006). Approximately USD $0.9 million was outstanding as of June 30, 2006. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%.

Intercompany Loan Agreement with VeriChip

On December 27, 2005, we converted the amounts due to us from VeriChip under intercompany loans into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. The note provides for advances up to $8.5 million and interest on the unpaid principal balance outstanding from time to time equal to the prime rate of interest as published in the Wall Street Journal. We have, at our sole discretion, the option to extend or terminate the note on the first renewal date of June 27, 2007 and on each of the renewal anniversary dates until the final maturity date of December 27, 2010, at which time a balloon payment of principal and interest becomes due. In addition, if a change in VeriChip’s ownership or management occurs, as defined in the loan agreement, or VeriChip completes its planned initial public offering of its common stock, a balloon payment of principal and interest is due within two business days of the event. We are obligated to use the proceeds from such balloon payment to repay a portion of the note payable to SSIF. The loan is subordinated to the obligations of VeriChip under its credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada. As of June 30, 2006, approximately $7.7 million was owed to us under the loan.

Danske Bank Credit Facility

DSD is party to a credit agreement with Danske Bank. The credit facility, which was amended on June 1, 2006 to increase the borrowing availability, provides for borrowings up to DKK 18 million ($3.0 million in U.S. dollars at June 30, 2006, approximately USD $2.3 million was outstanding at June 30, 2006). The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency in the international market plus 2.0%. At June 30, 2006, the annual interest rate on the facility was 5.05%. Borrowing availability under the credit facility considers guarantees outstanding. Pursuant to the terms of the credit agreement, DSD entered into a verbal overdraft agreement with Danske Bank in January 2006. The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable - Danske Bank

DSD is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($50,400 USD at June 30, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate was 4.85% at June 30, 2006. As of June 30, 2006, the amount outstanding under the note payable was $0.5 million.

Mortgage Notes Payable

Digital Angel is a party to a mortgage note payable collateralized by land and a building.  Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note is fixed at 8.18%.  As of June 30, 2006, the amount outstanding under the mortgage note payable was $2.3 million.

Equipment Loans

DSD is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.5 million ($84,000 USD at June 30, 2006) are payable quarterly.  Payments are due through January 2010.  The interest rates on the loans are variable and range from 4.555% to 7.06% as of June 30, 2006.  As of June 30, 2006, $1.0 million was outstanding under the equipment loans.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of June 30, 2006, the borrowing base was approximately $1.4 million, the letters of credit were approximately $0.8 million, approximately $0.8 million was outstanding under the credit facility, and approximately $0.6 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. As of June 30, 2006, InfoTech was in compliance with the financial covenants under the agreement.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of June 30, 2006, $0.2 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheets in accounts payable and accrued expenses.

Liquidity

As of June 30, 2006, our consolidated cash and cash equivalents totaled $18.0 million. VeriChip had a cash balance of $0.1 million, Digital Angel had a cash balance of $7.2 million, InfoTech had a cash balance of $0.4 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $10.3 million.

We believe that we have sufficient funds to provide for our operating cash requirements over the next twelve months. However, we will be required to generate funds to repay our note to SSIF, VeriChip’s obligation to Perceptis in connection with its acquisition of Instantel, and certain of our other debt payment obligations when due through a combination of operating cash flow, stock issuances, including stock issuances of our common stock or the common stock of our subsidiaries, and/or third-party financings. Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, proceeds from the sale of shares of our common stock issued to Digital Angel and others under share exchange agreements, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, proceeds from VeriChip's contemplated IPO, the sale of the Digital Angel common stock owned by us, and proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. Our failure to generate positive operating cash flows and to generate funds through additional financings may result in our inability to continue as a going concern.

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

We have established a management plan to guide us in achieving profitability and positive cash flows from operations during the next twelve months. The major components of the plan are as follows:

•	to establish a sustainable positive cash flow business model;

•	to produce additional cash flow and revenue from our technology products - from our VeriChip and Digital Angel subsidiaries;

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Pronouncements

In December 2004, FAS 123R was issued. FAS 123R replaced FAS 123 and supercedes APB 25. FAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, we adopted the provisions of FAS 123R using the modified prospective transition method. The impact of adopting FAS 123R is disclosed in Note 8 to our unaudited condensed consolidated financial statements. Our board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the immediate vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to employees, directors and consultants (to the extent not already vested on that date), excluding approximately 0.2 million of Digital Angel’s stock options; provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of the accelerated vesting of the stock options was to enable us to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the accelerated vesting of the stock options, we expect to avoid recognition of up to approximately $7.6 million of compensation expense in our statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in our pro forma stock-based footnote disclosure included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.  FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of acceleration, that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested over the first half of 2006, with a smaller percentage vesting over 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the accelerated vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options was attributable to VeriChip’s executive officers and directors. We are unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration. Based on the high concentration of in-the-money options awarded to VeriChip’s officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

· our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™, Bio-Thermo™, and Thermo Life™;

· anticipated trends in our business and demographics;

· the ability to hire and retain skilled personnel;

· relationships with and dependence on technological partners;

· uncertainties relating to customer plans and commitments;

· our ability to successfully integrate the business operations of acquired companies;

· our future profitability and liquidity;

· our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

· governmental export and import policies, global trade policies, worldwide political stability and economic growth;

· regulatory, competitive or other economic influences; and

· all statements referring to the future or future events.

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

The information in this Form 10-Q is as of June 30, 2006, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With our Canadian, United Kingdom, Denmark, Poland, and South American subsidiaries, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of June 30, 2006, our debt consisted of a senior unsecured note with Satellite with fixed interest rates, VeriChip’s borrowings under its credit agreement with the Royal Bank of Canada bearing interest at the Bank of Canada prime plus 1%, InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, Digital Angel’s borrowings under Danish credit facilities bearing interest at prime plus 2% and an equipment loan bearing variable interest rates ranging from 4.555% to 7.06%, and a mortgage and capitalized leases with fixed or implicit interest rates.

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

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at Dollars in Millions June 30, 2006
Total notes payable and long-term debt	$21.0
Notes payable bearing interest at fixed interest rates	$16.6
Weighted-average interest rate during the six-months ended June 30, 2006	12.9%

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended June 30, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of June 30, 2006, we have recorded approximately $2.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 11 to our unaudited condensed consolidated financial statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of our shareholders was held on July 15, 2006 to:

(1) Elect two directors to hold office until the 2009 Annual Meeting of Shareholders and until their successors have been duly elected and qualified. Other directors whose term of office continued after the meeting include Scott R. Silverman, Daniel E. Penni, and Dennis G. Rawan. Mr. Zarriello resigned from our board of directors effective July 11, 2006 in order to become the chairman of a special independent committee of the board of directors of Digital Angel Corporation. The results of the vote to elect two directors were as follows:

Name of Director	For	Withheld
J. Michael Norris	54,087,350	1,731,895
Constance K. Weaver	49,130,567	6,688,678

(2) To ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2006. The proposal received 54,566,418 votes for, 916,276 votes against, and 336,551 abstentions;

(3) To approve an amendment of our 2003 Flexible Stock Plan to increase the number of authorized shares of common stock issuable under the plan from 5,200,000 to 7,500,000 shares. The proposal received 7,504,893 votes for, 8,967,545 votes against, and 138,557 abstentions.

Proposals one and two were approved and proposal three was denied.

ITEM 5.  OTHER INFORMATION

None.

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

Applied Digital Solutions, Inc. (Registrant)

Dated: August 4, 2006	By:	/S/ EVAN C. MCKEOWN
Evan C. McKeown Senior Vice President, Chief Financial Officer

EXHIBITS

Exhibit
No.	Description

3.1
Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1
License & Development Works Agreement - Statement of Work # 4906FL0029 between Pacific Decision Sciences Corporation and International Business Machines Corporation effective May 1, 2006 (portions of this agreement have been omitted pursuant to a request for confidential treatment)*

10.2
License & Development Works Agreement - Statement of Work # 4906FL0032 between Pacific Decision Sciences Corporation and International Business Machines Corporation effective May 1, 2006 (portions of this agreement have been omitted pursuant to a request for confidential treatment)*

10.3	Licensed and Developed Works Agreement between Pacific Decision Sciences Corporation and International Business Machines Corporation dated as of April 1, 1999*

10.4
Amended and Restated Supply, License and Development Agreement dated December 28, 2005 by and between Digital Angel Corporation and VeriChip Corporation (portions of this agreement have been omitted pursuant to a request for confidential treatment)*

10.5
Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.6	Letter of Support (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.7
Third Amendment to Loan Documents dated June 23, 2006 by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.8
Sales Plan between Scott R. Silverman and Goldman, Sachs & Co. dated July 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 19, 2006)

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