Form 10-Q
period 2006-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2006-11-09
CIK 924642

As Filed with the Securities and Exchange Commission on November 9, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 3, 2006:

Class	Number of Shares
Common Stock: $.01 Par Value	67,082,395

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	September 30,	December 31,
	2006	2005
Current Assets	(unaudited)
Cash and cash equivalents	$16,098	$22,417
Restricted cash	140	310
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $865 in 2006 and $838 in 2005)	20,197	26,236
Inventories	14,645	12,317
Deferred taxes	491	422
Other current assets	4,168	3,232
Total Current Assets	55,739	64,934

Property And Equipment, net	11,321	11,120

Goodwill, net	88,980	86,231

Intangibles, net	20,707	21,568

Deferred Offering Costs	3,551	1,140

Other Assets, net	1,105	995

	$181,403	$185,988

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$6,185	$3,645
Accounts payable	15,760	12,465
Accrued expenses	17,466	22,311
Deferred revenue	5,102	2,765
Net liabilities of Discontinued Operations	5,473	5,499
Total Current Liabilities	49,986	46,685

Long-Term Debt and Notes Payable	13,989	15,692

Deferred Taxes	5,081	5,644

Other Long-Term Liabilities	2,904	1,659

Total Liabilities	71,960	69,680

Commitments And Contingencies

Minority Interest	48,359	49,762

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2006 and 2005 of $10 par value; special voting, no shares issued or outstanding in 2006 and 2005, Class B voting, no shares issued or outstanding in 2006 and 2005	-	-
Common shares: Authorized 125,000 shares in 2006 and 2005, of $.01 par value; 67,985 shares issued and 67,885 shares outstanding in 2006 and 67,139 shares issued and 67,039 shares outstanding in 2005	680	671
Additional paid-in capital	513,391	509,761
Accumulated deficit	(451,194)	(441,387)
Accumulated other comprehensive income (loss)	217	(122)
Subtotal	63,094	68,923
Treasury stock (carried at cost, 100 shares in 2006 and 2005)	(1,777)	(1,777)
Notes received for shares issued	(233)	(600)
Total Stockholders’ Equity	61,084	66,546

	$181,403	$185,988

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three-Months		For The Nine-Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Product revenue	$24,863	$23,922	$77,645	$67,617
Service revenue	4,169	3,883	13,665	11,521
Total revenue	29,032	27,805	91,310	79,138

Cost of products sold	14,224	14,170	45,812	41,223
Cost of services sold	2,444	2,242	7,184	6,524
Total cost of products and services sold	16,668	16,412	52,996	47,747
Gross profit	12,364	11,393	38,314	31,391

Selling, general and administrative expense	14,183	13,180	42,648	35,327
Research and development	2,054	1,935	6,406	4,902
Total operating costs and expenses	16,237	15,115	49,054	40,229

Operating loss before other items	(3,873)	(3,722)	(10,740)	(8,838)

Interest and other income	221	1,070	692	2,285
Interest (expense) recovery	(1,272)	(572)	(2,647)	2,151
Total other (expense) income	(1,051)	498	(1,955)	4,436

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(4,924)	(3,224)	(12,695)	(4,402)

Benefit (provision) for income taxes	345	(50)	340	(92)

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(4,579)	(3,274)	(12,355)	(4,494)

Minority interest	820	549	2,324	1,014

Net gain on capital transactions of subsidiaries	-	-	327	411

Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries	160	46	(103)	528

Loss from continuing operations	(3,599)	(2,679)	(9,807)	(2,541)

Income from discontinued operations	-	47	-	47

Change in estimate on loss on disposal of discontinued operations and operating losses during the phase out period	-	-	-	(4)

Net loss	(3,599)	(2,632)	(9,807)	(2,498)
Preferred stock dividends	-	(73)	-	(1,573)
Accretion of beneficial conversion feature of Redeemable Preferred Stock - Series D	-	-	-	(474)

Net loss available to common stockholders	$(3,599)	$(2,705)	$(9,807)	$(4,545)

Loss per common share - basic
Loss from continuing operations	$(0.05)	$(0.04)	$(0.15)	$(0.07)
Income from discontinued operations	$-	-	$-	-

Net loss per common share - basic	$(0.05)	$(0.04)	$(0.15)	$(0.07)

Loss per common share - diluted
Loss from continuing operations	$(0.05)	$(0.04)	$(0.15)	$(0.08)
Income from discontinued operations	$-	-	$-	-

Net loss per common share - diluted	$(0.05)	$(0.04)	$(0.15)	$(0.08)

Weighted average number of common shares outstanding - basic	67,726	65,333	67,375	61,569

Weighted average number of common shares outstanding - diluted	67,726	66,814	67,375	62,131

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Nine-Months Ended September 30, 2006
(In Thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Notes Received For Shares	Total Stockholders'
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Issued	Equity

Balance - December 31, 2005	67,139	$671	$509,761	$(441,387)	$(122)	$(1,777)	$(600)	$66,546
Net loss	-	-	-	(9,807)	-	-	-	(9,807)
Comprehensive income - Foreign currency translation	-	-	-	-	339	-	-	339
Total comprehensive (loss) income	-	-	-	(9,807)	339	-	-	(9,468)
Adjustment to allowance for uncollectible portion of notes receivable	-	-	-	-	-	-	179	179
Warrant anti-dilution charge	-	-	13	-	-	-	-	13
Stock option modifications	-	-	145	-	-	-	-	145
Issuance of common stock warrants	-	-	1,525	-	-	-	-	1,525
Issuance of common shares for purchase of minority interest	351	4	904	-	-	-	-	908
Issuance of common shares	90	1	186	-	-	-	-	187
Issuance of common shares under share exchange agreement	455	5	966	-	-	-	-	971
Stock issuance costs	-	-	(68)	-	-	-	-	(68)
VeriChip options issued for services	-	-	146	-	-	-	-	146
Retirement of common shares	(50)	(1)	(187)	-	-	-	188	-

Balance - September 30, 2006	67,985	$680	$513,391	$(451,194)	$217	$(1,777)	$(233)	$61,084

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine-Months
	Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(9,807)	$(2,498)

Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(43)
Subsidiary equity compensation and other administrative expenses	1,075	169
Depreciation and amortization	3,587	3,046
Allowance for doubtful accounts	31	86
Allowance for inventory excess and obsolescence	67	598
Non-cash interest expense (reduction)	354	(2,693)
Deferred income taxes	(847)	(309)
Impairment of notes receivable	-	105
Net gain on capital transactions of subsidiaries	(327)	(411)
Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiaries	103	(528)
Minority interest	(2,324)	(1,014)
(Gain) loss on sale of equipment	(160)	54
Change in assets and liabilities:
Decrease in restricted cash	187	327
Decrease in accounts receivable	6,209	2,425
Increase in inventories	(2,073)	(1,221)
Increase in other current assets	(986)	(501)
Increase (decrease) in accounts payable, accrued expenses and other short-term and long-term liabilities	607	(5,156)
Net cash (used in) provided by discontinued operations	(24)	138
Net Cash Used In Operating Activities	(4,328)	(7,426)

Cash Flows From Investing Activities
Decrease in notes receivable	208	881
(Increase) decrease in other assets	(520)	36
Proceeds from sale of assets	755	-
Payments for costs of business acquisitions, net of cash acquired	(1,000)	(22,101)
Payments for property and equipment	(2,854)	(1,718)
Net Cash Used In Investing Activities	(3,411)	(22,902)

Cash Flows From Financing Activities
Net amounts paid on notes payable	(394)	(1,483)
Proceeds from long term debt	16,587	-
Payment of debt	(14,132)	(52)
Deferred offering costs	(1,133)	-
Proceeds from issuance of convertible notes and preferred stock	-	17,440
Preferred stock dividends	-	(41)
Payment of dividend to subsidiary’s minority shareholder	(140)	-
Issuance of common shares	16	6,067
Stock issuance costs	(68)	(215)
Proceeds from subsidiary issuance of common stock (net of repurchases in 2005)	657	(1,179)
Net Cash Provided By Financing Activities	1,393	20,537

Net Decrease In Cash And Cash Equivalents	(6,346)	(9,791)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	27	(351)

Cash And Cash Equivalents - Beginning Of Period	22,417	30,839

Cash And Cash Equivalents - End Of Period	$16,098	$20,697

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

The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”, “Registrant”, “us”, “we”, or “our”) as of September 30, 2006, and December 31, 2005 (the December 31, 2005, financial information included in this report has been extracted from our audited financial statements included in our 2005 Annual Report on Form 10-K, as amended), and for the three and nine-months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. Certain items in the 2005 periods have been reclassified for comparative purposes.

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

The unaudited condensed consolidated statements of operations for the three and nine-months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

During 2005, we realigned our business into four segments as a result of our subsidiary, VeriChip Corporation’s, referred to as VeriChip, acquisitions of VeriChip Holdings Inc., or VHI, and Instantel Inc., or Instantel, as more fully discussed in Note 7. Effective April 1, 2006, we further realigned our segments and we now operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech USA, Inc., referred to as InfoTech. Our Healthcare and Security and Industrial segments represent the business operations of VeriChip, and our Animal Applications and GPS and Radio Communications segments represent the business operations of our majority-owned subsidiary, Digital Angel Corporation, or Digital Angel. Prior period information has been reclassified accordingly. Our segments are more fully discussed in Note 6.

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

Other Events

On December 29, 2005, VeriChip filed a registration statement, which it amended on April 7, 2006, May 28, 2006 and June 23, 2006, to register shares of its common stock in an initial public offering. VeriChip has applied to have its common stock quoted on the Nasdaq National Market under the symbol “CHIP.” The number of shares to be offered and the price range for the offering have not yet been determined. However, our plan is to retain a majority interest in and, therefore, to continue to consolidate the financial results of VeriChip. The registration statement has not yet become effective and the securities being offered may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Stock-Based Compensation

At September 30, 2006, we had several stock-based employee compensation plans, which are more fully described in Note 12 in our Annual Report on Form 10-K, as amended, for the year ended 2005. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“FAS 123”), through December 31, 2005, we elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of our fixed stock options granted to employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, resulted in variable accounting in accordance with APB 25. Accordingly, compensation expense was measured in accordance with APB 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation costs were recognized immediately.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaced FAS 123 and supercedes APB 25. FAS 123R requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption, which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of FAS 123R and compensation cost is recognized on a straight line basis over the service period of each award. In accordance with the modified prospective method, the unaudited consolidated financial statements for

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 8 for further information concerning our stock option plans and the impact of the adoption of FAS 123R.

Deferred offering costs

At September 30, 2006, the Company had approximately $3.6 million in deferred offering costs. These costs are associated with VeriChip’s contemplated initial public offering and will reduce VeriChip's additional paid in capital upon the effectiveness of the offering. Such deferred offering costs would be required to be charged to operations if the offering is not consummated.

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

InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements as if it operated on a calendar year basis. Accordingly, the unaudited condensed consolidated financial statements include InfoTech’s operations for the nine-months ended September 30, 2006 and 2005, respectively.

3. Inventory

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$4,034	$3,924
Work in process	1,984	1,855
Finished goods	9,764	8,383
	15,782	14,162
Allowance for excess and obsolescence	(1,137)	(1,845)
	$14,645	$12,317

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic loss per share -
Net loss from continuing operations	$(3,599)	$(2,679)	$(9,807)	$(2,541)
Preferred stock dividends	--	(73)	--	(1,573)
Accretion of beneficial conversion feature	--	--	--	(474)
Loss from continuing operations attributable to common stockholders	$(3,599)	(2,752)	$(9,807)	(4,588)
Net income from discontinued operations	--	47	--	43
Net loss attributable to common stockholders	$(3,599)	$(2,705)	$(9,807)	$(4,545)

Numerator for diluted loss per share -
Net loss from continuing operations	$(3,599)	$(2,679)	$(9,807)	$(2,541)
Preferred stock dividends	--	(73)	--	(1,573)
Accretion of beneficial conversion feature	--	--	--	(474)
Loss from continuing operations attributable to common stockholders	(3,599)	(2,752)	(9,807)	(4,588)
Add back: Interest on convertible note	--	407	--	515
Preferred stock dividends associated with convertible note	--	(642)	--	(642)
Loss from continuing operations attributable to common stockholders	(3,599)	(2,987)	(9,807)	(4,715)
Net income from discontinued operations	--	47	--	43
Net loss attributable to common stockholders	$(3,599)	$(2,940)	$(9,807)	$(4,672)

Denominator:
Denominator for basic loss per share -
Basic weighted-average shares	67,726	65,333	67,375	61,569
Denominator for diluted loss per share - (1)
Basic weighted-average shares	67,726	65,333	67,375	61,569
Convertible note	--	1,481	--	562
Diluted weighted-average shares	67,726	66,814	67,375	62,131

Basic loss per share:
Continuing operations	$(0.05)	$(0.04)	$(0.15)	$(0.07)
Discontinued operations	--	--	--	--
Total - Basic	$(0.05)	$(0.04)	$(0.15)	$(0.07)
Diluted loss per share:
Continuing operations	$(0.05)	$(0.04)	$(0.15)	$(0.08)
Discontinued operations	--	--	--	--
Total - Diluted	$(0.05)	$(0.04)	$(0.15)	$(0.08)

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Preferred stock	--	1,299	--	679
Stock options	55	606	149	1,075
Warrants	--	55	45	254
	55	1,960	194	2,008

The following stock options and warrants outstanding as of September 30, 2006 and 2005, which include the options and warrants listed in the table above, were not included in the computation of dilutive loss per share because the effect would have been anti-dilutive:

	September 30,
	2006	2005
	(in thousands)
Stock options	6,196	6,413
Warrants	4,663	3,042
	10,859	9,455

5. Financings
Laurus Master Fund, Ltd. Financing

On August 24, 2006, we closed a $13.5 million non-convertible debt financing transaction with Laurus Master Fund, Ltd. (“Laurus") pursuant to the terms of a Securities Purchase Agreement (the "Agreement") dated August 24, 2006, between us and Laurus. Under the terms of the Agreement, Laurus extended financing to us in the form of a $13.5 million secured term note (the "Note"). The Note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of August 24, 2009. We are obligated to make monthly principal payments ranging from $200,000 to $300,000 beginning on April 1, 2007. The terms of the Note allow for optional redemption by paying 102% of the principal amount. The Note also provides for certain events of default, including (i) failure to pay principal and interest when due; (ii) a violation of a covenant; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note, among others. The covenants in the Agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, creating new indebtedness not specifically allowed under the terms of the agreement, among others. In the event of default, Laurus is entitled to additional interest on the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

outstanding principal balance of the Note and on all outstanding obligations under the Note and the related agreements entered into in conjunction with the Note in an amount equal to 1% per month.

To secure our obligations under the Agreement, we have granted Laurus a first priority security interest in substantially all of Applied Digital Solutions, Inc.’s assets, and we have pledged all of the issued and outstanding capital stock owned by us in InfoTech and certain of our other wholly-owned subsidiaries and 65% and approximately 93% of the issued and outstanding stock owned in VeriChip and Digital Angel, respectively.

We used the proceeds of the Note to repay all of the outstanding obligations under that certain Note Purchase Agreement dated December 28, 2005, by and between us and Satellite Senior Income Fund, LLC (“SSIF”) for financing in the form of a $12 million senior secured note. The senior secured note had an interest rate of 12% per annum for the first nine months and then increased by 1% per month thereafter until its maturity on June 28, 2007. Under the terms of the senior secured note, to prepay the loan, we paid an amount equal to approximately $12.7 million, which is the sum of (a) 104% of the principal redeemed plus (b) all accrued and unpaid interest thereon.  We intend to use the remaining proceeds from the Note for working capital purposes.

In connection with the financing, we also issued Laurus a warrant for the purchase of 1,719,745 shares of our common stock at an exercise price of $1.88 per share. The warrant is exercisable beginning on August 24, 2006 and expires on August 24, 2013. Laurus has agreed to a 12 month lock-up with respect to the sale of the shares of common stock underlying the warrant. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The relative fair value of the warrant of approximately $1.5 million was recorded as a debt discount and is being recognized over the life of the loan as additional interest expense.

The issuance of the warrant to Laurus triggered certain dilution provisions contained in our previously granted warrants, as more fully discussed in Note 9. The total interest expense incurred during the three and nine-months ended September 30, 2006 in connection with the senior secured note and the early repayment of the senior secured note was approximately $0.7 million and $1.7 million, respectively.

Amendment to Credit Facility with Danske Bank A/S

On June 1, 2006, Digital Angel’s wholly-owned subsidiary Daploma International A/S (“Daploma”) amended its credit facility with Danske Bank A/S. The amendment to the credit facility increased the borrowing availability from DKK 12 million ($2.0 million USD at September 30, 2006) to DKK 18 million ($3.1 million USD at September 30, 2006). As of September 30, 2006, $2.5 million USD was outstanding under the credit facility. The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At September 30, 2006, the annual interest rate on the facility was 5.1%. Borrowing availability under the credit facility considers guarantees outstanding. At September 30, 2006 the borrowing availability on the credit agreement was DKK 1.2 million ($0.2 million USD at September 30, 2006). The credit facility remains effective until further notice and may be terminated by either Daploma or Danske Bank. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.  In connection with the amendment, Digital Angel executed a letter of support which confirms that Digital Angel shall maintain its holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

influence on Daploma without the prior consent of Danske Bank A/S, among other requirements.

Covenant Default on Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of September 30, 2006, the borrowing base was approximately $1.4 million, the letters of credit were approximately $0.8 million, no borrowings were outstanding under the credit facility, and approximately $0.6 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. On November 3, 2006, InfoTech notified its lender, Well Fargo, that as of September 30, 2006 it was not in compliance with certain financial covenants under its credit agreement. InfoTech is seeking to obtain a waiver of its non-compliance. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech and us.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit LLC. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of September 30, 2006, $0.5 million was outstanding under the wholesale financing agreement, which is reflected in our unaudited consolidated balance sheet in accounts payable and accrued expenses. If Wells Fargo declares InfoTech in default under its loan as discussed above, such event may result in InfoTech being required to immediately repay the amounts outstanding under its wholesale financing agreement with IBM Credit LLC.

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

Our Animal Applications segment’s products consist of the following:

•	visual ear tags for livestock; and

•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including our Home Again® and Bio-ThermoTM product brands.

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

“Corporate/Eliminations”

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes selling, general and administrative expense and certain interest income/expense and other income/expense associated with corporate activities and functions.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed for the year-ended December 31, 2005, as amended, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment performance as presented below.

Following is the selected segment data as of and for the three-months ended September 30, 2006:

	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$4,938	$1,416	$8,233	$4,412	$2,904	$2,960	$--	$24,863
Service	147	317	--	525	2,906	274	--	4,169

Inter-segment revenue - product	--	--	21	--	--	--	(21)	--
Total revenue	$5,085	$1,733	$8,254	$4,937	$5,810	$3,234	$(21)	$29,032

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,381)	$(318)	$(944)	$(486)	$705	$(396)	$(2,104)	$(4,924)

Total assets	$38,178	$11,561	$81,036	$10,937	$35,025	$4,187	$479	$181,403

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Following is the selected segment data as of and for the three-months ended September 30, 2005:

	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$4,251	$1,315	$8,437	$4,769	$2,033	$3,117	$--	$23,922
Service	287	225	321	220	2,471	359	--	3,883

Inter-segment revenue - product	--	--	11	--	--	--	(11)	--
Total revenue	$4,538	$1,540	$8,769	$4,989	$4,504	$3,476	$(11)	$27,805

Loss from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(44)	$(197)	$(601)	$(381)	$(341)	$(278)	$(1,382)	$(3,224)

Total assets	$37,397	$11,746	$84,700	$14,490	$34,707	$5,032	$(4,141)	$183,931

Following is the selected segment data as of and for the nine-months ended September 30, 2006:

	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”		Consolidated
	(in thousands)
Net revenue from external customers: Product	$14,774	$4,300	$27,348	$12,769	$8,719	$9,735	$		$77,645
Service	282	988	589	1,069	9,678	1,059		--	13,665

Inter-segment revenue - product	--	--	194	--	--	--		(194)	--
Total revenue	$15,056	$5,288	$28,131	$13,838	$18,397	$10,794		$(194)	$91,310

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(3,255)	$(737)	$(2,419)	$(1,735)	$2,045	$(1,029)		$(5,565)	$(12,695)

Total assets	$38,178	$11,561	$81,036	$10,937	$35,025	$4,187		$479	$181,403

Following is the selected segment data as of and for the nine-months ended September 30, 2005:

	Segments
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	“Corporate/ Eliminations”	Consolidated
	(in thousands)
Net revenue from external customers: Product	$6,618	$1,902	$23,899	$15,796	$9,280	$10,122	$--	$67,617
Service	305	290	1,037	823	7,765	1,301	--	11,521

Inter-segment revenue - product	--	--	466	--	--	--	(466)	--
Total revenue	$6,923	$2,192	$25,402	$16,619	$17,045	$11,423	$(466)	$79,138

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(959)	$(721)	$(1,703)	$(283)	$65	$(315)	$(486)	$(4,402)

Total assets	$37,397	$11,746	$84,700	$14,490	$34,707	$5,032	$(4,141)	$183,931

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

7. Acquisitions

We did not acquire any businesses during the nine-months ended September 30, 2006. The following describes the acquisitions made during the nine-months ended September 30, 2005. We completed our purchase price allocations and finalized certain contingent purchase price payments for these businesses during 2006 as more fully described below:

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
(in thousands)
DSD Holding A/S	2/28/05	$5,902	$8,008	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.

VeriChip Holdings Inc., formerly eXI Wireless, Inc.	3/31/05	$13,283	$11,541	$1,742	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

Instantel, Inc.	6/10/05	$24,737	$25,936	$(1,199)	Manufacturer of high-quality remote monitoring products including RFID based patient wandering and infant protection systems and vibration monitors.

DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD-Holding A/S, or DSD, and DSD became a wholly-owned subsidiary of Digital Angel. Under the terms of the acquisition, Digital Angel agreed to purchase all of the outstanding capital stock of DSD for a purchase price equal to seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period. Digital Angel made an initial payment of $3.5 million at closing through the delivery of 684,543 shares of our common stock, which Digital Angel acquired from us in a February 2005 share exchange, as discussed below. The initial payment of $3.5 million negotiated between Digital Angel and the selling shareholders of DSD was the minimum payment due. During the second quarter of 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations.

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

Under the terms of the share exchange agreement, the value of the common stock exchanged between us and Digital Angel was $3.5 million, which represented the initial partial payment due under the acquisition agreement as discussed above. The number of shares of Digital Angel’s and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of Digital Angel and our common stock, respectively, for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 per share for Digital Angel’s common stock and $5.113 per share for our common stock.

Under the terms of the acquisition agreement pursuant to which Digital Angel acquired DSD, at any time between the closing date of the acquisition and December 31, 2006 Digital Angel had the right to buyout the remaining purchase price. On April 13, 2006, Digital Angel exercised its right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buyout price was satisfied by a cash payment of $1.0 million made on April 13, 2006, and the issuance on June 8, 2006 of $1.0 million worth of Digital Angel’s unregistered common stock, or 282,115 shares. The number of shares of Digital Angel’s common stock that were exchanged was determined based upon the average of the volume-weighted-average price of Digital Angel’s common stock for the 10 trading days prior to the closing date of the share exchange agreement, or $3.545 per share. The $2.0 million buyout price was recorded as additional goodwill.

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

The DSD acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD as of September 30, 2006, was recorded as goodwill of $6.0 million. Intangible assets with an estimated fair value of $2.0 million were also recognized in the acquisition. These intangible assets consist of customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization expense associated with these intangible assets recorded in the nine-months ended September 30, 2006 and 2005 was approximately $0.1 million and $0.2 million, respectively. The tradename has an indefinite life.

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

The acquisition of VHI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VHI was recorded as goodwill of approximately $5.0 million. The intangible assets with an aggregate fair value of approximately $6.5 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. We recorded amortization expense associated with these intangible assets of approximately $0.5 million and $0.3 million, respectively, in the nine-months ended September 30, 2006 and 2005.

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

The purchase price for Instantel was $25.0 million, if the sellers elected to receive the second purchase price payment in some combination of VeriChip’s and our common stock, or $24.5 million, if the sellers elected to receive the second purchase price payment in cash. The first purchase price

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

payment of $22.0 million was paid in cash at the closing of the transaction. The second payment was required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006, subject to extension to December 31, 2006. Prior to September 30, 2006, in accordance with the terms of the share purchase agreement, we were notified by Perceptis that it had exercised its right to receive the second purchase price payment in cash of $2.5 million. On October 10, 2006, we paid Perceptis approximately $2.0 million, which included a reduction of the amount due to Perceptis resulting from an indemnification adjustment of approximately $0.5 million. In addition, we incurred approximately $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets acquired and liabilities assumed was recorded as goodwill of approximately $11.0 million. The acquired intangible assets with a fair value of approximately $14.9 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. We recorded amortization expense associated with these intangible assets of approximately $1.2 million and $0.4 million, respectively, in the nine-months ended September 30, 2006 and 2005.

VHI and Instantel

In considering the benefits of the VHI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with VeriChip’s existing RFID implantable microchip business.

Acquired Intangible Assets

The fair value of the acquired intangible assets of DSD, VHI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, we estimated the cash flows that each of their intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

In performing the expected life analysis, we determined that the acquired trademarks have indefinite lives. In making this assessment, we evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and we concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition. In addition, we evaluated and determined that there were no competitive or economic factors, including technological advances or obsolescence of the related products that limit the useful lives of the acquired trademarks. As a result of our market share, the proprietary nature of our RFID products and the current competitive environment, we not aware of any significant risk that our technology will be rendered obsolete in the foreseeable future. Therefore, we concluded that based on (i) the current market positions for the acquired products; (ii) the overall expected growth of the RFID technology in our market; (iii) the market presence provided by the established distribution networks of DSD, VHI and Instantel; (iv) the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

lack of legal, contractual or competitive factors limiting the useful lives of the acquired trademarks; and (v) the conclusion that the trademarks will have value for the foreseeable future, we had reasonable support to conclude that the acquired DSD, VHI and Instantel trademarks have indefinite lives.

The total purchase price of the businesses acquired during 2005 was allocated as follows:

	DSD	VHI	Instantel
	(amounts in thousands)
Current assets	$2,631	$3,112	$5,678
Equipment	1,864	191	493
Other assets	33	—	—
Intangibles:
Patented and non-patented proprietary technology	1,050	3,710	1,720
Trademarks and tradename	520	1,131	3,790
Customer relationships and non-compete	393	895	3,390
Distribution network	—	816	6,000
Goodwill	6,045	4,989	11,036
Current liabilities	(3,371)	(1,057)	(2,748)
Long-term debt and other liabilities	(2,713)	—	—
Deferred taxes	(550)	(504)	(4,622)

Total	$5,902	$13,283	$24,737

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Results of Operations (Unaudited)

The results of DSD, VHI, and Instantel have been included in the unaudited condensed consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the nine-months ended September 30, 2005 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had DSD, VHI, and Instantel been combined entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Nine-Months Ended September 30, 2005
Net operating revenue	$88,861
Net loss from continuing operations attributable to common shareholder - basic	$(5,850)
Net loss from continuing operations attributable to common shareholder - diluted	$(5,654)
Net loss from continuing operations per common share - basic	$(0.10)
Net loss from continuing operations per common share - diluted	$(0.10)

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

During the three-months ended September 30, 2006 and 2005, Digital Angel did not issue any common stock. InfoTech did not issue any stock in the three-months ended September 30, 2006 and 2005 or the nine-months ended September 30, 2005. During the nine-months ended September 30, 2006, we recorded a gain of approximately $0.3 million on the issuances of approximately 0.4 million shares of Digital Angel’s common stock, and we recorded a de minimis gain on the issuance of 50,000 shares of InfoTech’s common stock. During the nine-months ended September 30, 2005, Digital Angel recorded a gain of approximately $0.4 million on the issuance of approximately 0.2 million shares of its common stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.3 million and 0.6 million shares during the three and nine-months ended September 30, 2006 under the terms of two share exchange agreements entered into in connection with its acquisition of DSD, which did not result in a gain or loss on issuance.

We recorded a gain of $0.2 million and $46,000 during the three-months ended September 30, 2006 and 2005, respectively, and a (loss) gain of $(0.1) million and $0.5 million during the nine-months ended September 30, 2006 and 2005, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel and InfoTech, including the purchase of 0.3 million shares of treasury stock by Digital Angel during the nine-months ended September 30, 2005.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of the capital transactions of Digital Angel and InfoTech for the nine-months ended September 30, 2006 and 2005:

	Nine-Months Ended September 30, 2006		Nine-Months Ended September 30, 2005
	(in thousands except per share amounts)
	Digital Angel	InfoTech	Digital Angel	InfoTech
Issuances of common stock for stock option and warrant exercises and for conversions of preferred stock	386	50	156	--
Issuances of common stock under share exchange agreements	282	--	644	--
Total issuances of common stock	668	50	800	--

Proceeds from stock issuances	$1,561	$17	$3,923	$--
Average price per share	$2.34	$0.34	$4.90	$--
Beginning ownership percentage	55.4%	52.5%	54.5%	52.5%
Ending ownership percentage	55.2%	52.0%	55.4%	52.5%

Change in ownership percentage	(0.2)%	(0.5)%	0.9%	--%

Net gain on capital transactions of subsidiaries (1)	$322	$5	$411	$--
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$(30)	$(73)	$528	$--

(1)
Due to our current income tax status, we have not provided a tax provision/benefit for the net gain on capital transactions of subsidiaries and the net (loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries.

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

8. Stock Options and Restricted Stock

At September 30, 2006, we currently have six stock-based employee stock plans (five of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively had eight stock-based employee compensation plans, all of which are more fully described in Note 12 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. We adopted the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the three and nine-months ended September 30, 2006 were based on our historical experience. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model.

During the three and nine-months ended September 30, 2006, we recorded approximately $0.4 million and $0.9 million in compensation expense related to stock options granted to our employees and consultants, respectively, including approximately $0.0 million and $0.1 million, respectively, associated with certain of our fully-vested stock options, which were modified during the period. In addition, in the nine-months ended September 30, 2006 and 2005 we recorded approximately $0.2 million and $38,000, respectively, in connection with restricted stock which was granted by Digital Angel and InfoTech as more fully discussed below.

All of Applied Digital’s stock options were fully vested as of December 31, 2005, and Applied Digital did not grant any stock options during the nine-months ended September 30, 2006. A summary of the status of our subsidiaries nonvested stock options as of September 30, 2006, and changes during the nine-months ended September 30, 2006, is presented below (in thousands, except per share amounts):

VeriChip	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	--	$--
Granted	6	5.26
Vested	(6)	5.26
Nonvested at September 30, 2006	--	$--

Digital Angel	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	217	$2.42
Granted	2,200	2.69
Vested	(50)	2.36
Nonvested at September 30, 2006	2,367	$2.66

InfoTech	Stock Options	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	--	$--
Granted	--	--
Vested	--	--
Nonvested at September 30, 2006	--	$--

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Thermo Life Energy Corp.	Stock Options	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	533	$0.10
Granted	--	--
Vested	(167)	0.11
Nonvested at September 30, 2006	366	$0.10

The weighted average per share fair value of options granted or modified by us and our subsidiaries during the three and nine-months ended September 30, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions. (InfoTech and Thermo Life Energy Corp. did not grant any options during the three and nine-months ended September 30, 2006 and 2005):

Applied Digital	Three-Months Ended September 30, 2006	Three-Months Ended September 30, 2005
Weighted-average per share fair value	--	$1.48
Estimated option life	--	5 years
Risk free interest rate	--%	4.13
Expected volatility	--%	50.00%
Expected dividend yield	--%	0.00%

VeriChip	Three-Months Ended September 30, 2006	Three-Months Ended September 30, 2005
Weighted-average per share fair value	--	$1.08
Estimated option life	--	5.5 years
Risk free interest rate	--%	4.13%
Expected volatility	--%	50.00%
Expected dividend yield	--%	0.00%

Digital Angel	Three-Months Ended September 30, 2006	Three-Months Ended September 30, 2005
Weighted-average per share fair value	$1.78	$3.59
Estimated option life	5.0 years	5.0 years
Risk free interest rate	4.8%	3.81%
Weighted average volatility	85.7%	112.4%
Expected dividend yield	0.00%	0.00%

Applied Digital	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
Weighted-average per share fair value	--	$1.51
Estimated option life	--	5 years
Risk free interest rate	--%	4.14
Expected volatility	--%	50.00%
Expected dividend yield	--%	0.00%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

VeriChip	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
Weighted-average per share fair value	$5.26	$1.08
Estimated option life	5 years	5.5 years
Risk free interest rate	4.29%	4.13%
Expected volatility	60.00%	50.00%
Expected dividend yield	0.00%	0.00%

Digital Angel	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
Weighted-average per share fair value	$2.69	$3.59
Estimated option life	8.41 years	5 years
Risk free interest rate	5.03%	3.81%
Weighted average volatility	87.10%	108.83%
Expected dividend yield	0.00%	0.00%

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

A summary of option activity under our option plans and the stock option plans of our subsidiaries as of September 30, 2006, and changes during the nine-months ended September 30, 2006 is presented below (in thousands, except per share amounts):

Applied Digital	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	6,490	$4.34
Granted	--	--
Exercised	(31)	1.33
Forfeited or Expired	(263)	27.91
Outstanding at September 30, 2006	6,196	$3.35	5.30	$61	*
Exercisable at September 30, 2006	6,196	$3.35	5.30	$61	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $1.62 at September 30, 2006 based upon its closing price on the NASDAQ.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

VeriChip	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	6,164	$0.64
Granted	6	2.31
Exercised	--	--
Forfeited or Expired	(23)	0.87
Outstanding at September 30, 2006	6,147	$0.64	4.70	$16,614	*
Exercisable at September 30, 2006	6,147	$0.64	4.70	$16,614	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The estimated fair value of VeriChip’s stock was $3.33 at September 30, 2006.

Digital Angel	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	9,955	$3.94
Granted	2,200	3.23
Exercised	(320)	1.80
Forfeited or Expired	(255)	4.61
Outstanding at September 30, 2006	11,580	$3.85	7.82	$1,458	*
Exercisable at September 30, 2006	9,213	$4.00	7.35	$1,458	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s stock was $2.60 at September 30, 2006 based upon its closing price on the AMEX.

InfoTech	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	4,075	$0.38	5.20
Granted	--	--	--
Exercised	(50)	0.34	5.80
Forfeited or Expired	(50)	0.50	5.60
Outstanding at September 30, 2006	3,975	$0.38	4.40	$45	*
Exercisable at September 30, 2006	3,975	$0.38	4.40	$45	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.30 at September 30, 2006 based upon its closing price on the OTC.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Thermo Life Energy Corp.	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	4,390	$0.06
Granted	--
Exercised	--
Forfeited or Expired	--
Outstanding at September 30, 2006	4,390	$0.06	4.31	$--	*
Exercisable at September 30, 2006	4,023	$0.05	4.15	$--	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated market value of Thermo Life Energy Corp.’s stock was $0.05 on September 30, 2006.

The total intrinsic value of options exercised during the nine-months ended September 30, 2006 and 2005 was $0.7 million and $0.1 million, respectively.

As of September 30, 2006, there was $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our subsidiaries’ plans.  That cost is expected to be recognized over a weighted-average period of 6.2 years.  The total fair value of shares vested during the nine-months ended September 30, 2006, was $0.1 million.

Cash received from option exercise under all share-based payment arrangements for the nine-months ended September 30, 2006 and 2005, was $0.6 million and $0.4 million, respectively.

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS 123R, we provided the disclosures required under FAS 123 as amended by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”  Employee stock-based compensation expenses recognized under SFAS 123R was not reflected in our results of operations for the three and nine-months ended September 30, 2005 for employee stock option awards as all stock options were granted with an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Previously reported results have not been restated.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The pro forma information for the three and nine-months ended September 30, 2005 was as follows:

	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2005
	(in thousands, except per share amounts)

Net loss attributable to common stockholders, as reported	$(2,705)	$(4,545)
Stock-based compensation expense reported in net loss (1)	23	(104)
Stock-based compensation expense determined under the fair value based method (1) (2)	(1,766)	(3,656)

Pro forma net loss attributable to common stockholders - basic	$(4,448)	$(8,305)

Interest and dividends on convertible notes payable	(235)	(127)

Pro forma net loss attributable to common stock holders - diluted	$(4,683)	$(8,432)

Loss per share basic:
As reported	$(0.04)	$(0.07)
Pro forma	$(0.07)	$(0.13)

Loss per share diluted:
As reported	$(0.04)	$(0.08)
Pro forma	$(0.07)	$(0.14)

(1)	We have not provided a tax deduction related to employee compensation expense resulting from our stock option plans and those of our subsidiaries as a result of our current tax status.
(2)	Amounts for the three and nine-months ended September 30, 2005 includes $1.0 million and $2.6 million, respectively, of compensation expense associated with subsidiary options.

Restricted Stock

In March 2005, Digital Angel granted ours and Digital Angel’s chairman of the board, 0.1 million shares of its restricted stock. Fifty percent (50%) of the restricted stock vested on March 7, 2006 and 50% will vest on March 7, 2007. Digital Angel determined the value of the stock to be $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the two-year vesting period. In the nine-months ended September 30, 2006, $0.2 million of compensation expense was recorded in connection with the restricted stock.

In February 2005, Digital Angel granted an employee 0.1 million shares of its restricted stock. Thirty percent (30%) of the restricted stock vested on February 25, 2006, 30% will vest on February 25, 2007 and 40% will vest on February 25, 2008. Digital Angel determined the value of the stock to be $0.2 million based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

 vesting period. In the nine-months ended September 30, 2006 $0.1 million of compensation expense was recorded in connection with the restricted stock.

In January 2006, InfoTech granted ours and InfoTech’s chairman of the board and InfoTech’s chief executive officer 0.1 million and 0.1 million shares of its restricted stock, respectively. The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. InfoTech determined the aggregate value of the stock to be $0.1 million based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three months ended September 30, 2006, $12,500 of compensation expense was recorded in connection with the restricted stock.

9. Warrants

We have issued and outstanding warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

Class of Warrants	Authorized	Issued	Exercised/ Forfeited	Balance September 30, 2006	Exercise Price	Date of Issue	Exercisable Period
Class Z	535	535	102	433	$1.88	June 2003	4 years
Series B	667	667	—	667	3.26	April 2004	5 years
Series D	667	667	—	667	4.97	October 2004	5 years
Series E	976	976	—	976	4.04	June 2005	5 years
Series E	200	200	—	200	3.70	June 2005	5 years
Class A	1,720	1,720	—	1,720	1.88	August 2006	7 years
	4,765	4,765	102	4,663

As of September 30, 2006, the value of our outstanding warrants was classified as equity with the exception of the class Z warrant, which is classified as a liability, as more fully discussed below.

The class Z warrant was issued in connection with our 8.5% convertible exchangeable debentures, which we issued on June 30, 2003. The warrant was originally valued at $1.4 million. The original fair value assigned to the warrant was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The original issue discount was amortized as interest expense. The unamortized portion of the original issue discount was fully expensed during the fourth quarter of 2003, when the debentures were satisfied in full. The warrant is exercisable into 433,323 shares of our common stock or exchangeable into 769,648 shares of the Digital Angel common stock that we own or exercisable/exchangeable into a combination of shares from both companies at the holders’ option. Therefore, in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary,” the value of the warrants is required to be recorded as a liability and marked to market each reporting period. We determine the value of the liability each quarter using the Black Scholes valuation model. The liability is subject to a floor amount equal to the original value ascribed to the warrants.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

During the three-months ended September 30, 2006 and 2005, we recorded interest expense (recovery) of $0.0 million and $(34,000), respectively, as a result of these revaluations. During the nine-months ended September 30, 2006 and 2005, we recorded interest expense (recovery) of $0.0 million and ($3.2) million, respectively, as a result of these revaluations. The value of the warrants decreased significantly in 2005 as a result of a decrease in the quoted market price of Digital Angel’s common stock, the reduction in the life of the warrants (the warrants expire in June 2007) and a decrease in the historical, and consequently, the expected volatility of Digital Angel’s common stock.

We will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders elect to exercise the warrants into shares of the Digital Angel common stock owned by us, such exercise may result in our recording a gain on the transaction. In November 2004, approximately 0.1 million warrants were exercised into approximately 0.2 million shares of the Digital Angel common stock that we owned resulting in a gain on the transaction of approximately $0.8 million. The warrants are subject to adjustment upon:

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

Our issuance of the class A warrant to Laurus in August 2006, as more fully discussed below and in Note 5, triggered the anti-dilution provision under the class Z warrant agreement and, as a result, the exercise price of the class Z warrants exercisable into shares of our common stock was reduced from $2.75 per share to $1.88 per share.

The Series B warrant was issued to Satellite Strategic Finance Associated, LLC (“SSFA”) in connection with a securities purchase agreement effective April 16, 2004. The Series B warrant is exercisable for approximately 0.7 million shares of the Company’s common stock. The exercise price of the Series B warrant, which was originally $3.30 per share, has been reduced to $3.26 per share as a result of our issuance of the class A warrant to Laurus in August 2006. The issuance of the warrant to Laurus triggered the anti-dilution provisions in the Series B warrant agreement. The Series B warrant vested on April 16, 2005 and expires on April 16, 2010. The Series B warrant agreement provides for anti-dilution provisions that require that the exercise price be adjusted if the Company issues certain securities at a price below the exercise price then in effect and the number of warrants and the exercise price is required to be adjusted upon the declaration or payment of a dividend or other distribution of our common stock. The total number of shares that can be issued under such provisions is subject to a ceiling.

The Series D warrants were issued to SSFA in connection with a securities purchase agreement effective October 21, 2004. The Series D warrant is exercisable into approximately 0.7 million shares of our common stock. The exercise price of the Series D warrant, which was originally $5.05 per share, has been reduced to $4.97 per share as a result of our issuance of the class A warrant to Laurus in August 2006, which triggered the anti-dilution provisions in the warrant agreement. The Series D warrant vested

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

on October 21, 2005 and expires on October 21, 2010. The Series D warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The Series E warrants were issued in connection with our financing with Strategic Finance Partners, Ltd. (“SSFP”) and SSFA on June 10, 2005. Warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The warrants are exercisable at any time at exercise prices ranging from $3.70 to $4.04 per share. The exercise prices of the warrants were reduced from prices ranging from $3.75 to $4.09 per share as a result of our issuance of the class A warrant to Laurus in August 2006, which triggered the anti-dilution provisions in the warrant agreements. The warrants vested on June 10, 2005 and expire on June 10, 2010. The Series E warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The effect of the re-pricing of the class Z warrant and the Series E warrants, which were issued by us in connection with debt financings, was to increase interest expense during the three and nine-months ended September 30, 2006 by approximately $0.1 million.

 The initial valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

Warrant Class/Series	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions

Z	0%	76.00%	4.0	1.50%	June 30, 2003

B	0%	69.00%	6.0	3.38%	April 5, 2004

C	0%	50.00%	0.42	2.00%	October 21, 2004

D	0%	50.00%	6.0	3.31%	October 21, 2004

E	0%	50.00%	5.0	3.75%	June 10, 2005

A	0%	60.00%	7.0	4.85%	August 24, 2006

10. Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended September 30, (In thousands)		Nine-Months Ended September 30, (In thousands)
	2006	2005	2006	2005
Net loss	$(3,599)	$(2,632)	$(9,807)	$(2,498)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	163	59	339	450
Total comprehensive loss	$(3,436)	$(2,573)	$(9,468)	$(2,048)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

11. Related Party Transactions

Agreement between VeriChip and Digital Angel

On December 28, 2005, VeriChip and Digital Angel entered into an amended and restated supply and development agreement related to the technology underlying VeriChip's implantable microchip business, including its VeriMed Patient Identification System. Digital Angel is VeriChip's sole supplier of microchips relating to its implantable microchip business. Under the agreement with Digital Angel, Digital Angel purports to license to VeriChip the right to use the implantable VeriChip technology. However, in 1994, the exclusive rights to use the patented technology in applications involving the identification of human beings were licensed to Hughes Aircraft Company and Hughes Identification Devices, Inc. by Destron/IDI, Inc., a predecessor of Digital Angel. Hughes Aircraft Company subsequently changed its name and is now known as Raytheon Company. Consequently, the license purportedly granted to VeriChip under its supply agreement with Digital Angel conflicts with the exclusive rights previously granted in 1994 by Destron/IDI, Inc. to use the patented technology for human identification.

Raytheon Microelectronics España entered into a supply agreement with Digital Angel effective as of April 26, 2006. Raytheon Microelectronics España has represented that it is a wholly-owned subsidiary of Raytheon Company. Digital Angel relies solely on the supply agreement with Raytheon Microelectronics España for the manufacture and assembly of implantable VeriChips. The Raytheon Microelectronics España supply agreement grants Digital Angel a non-exclusive license to any and all intellectual property held by Raytheon Microelectronics España or its affiliates related to the manufacture, distribution or use of the microchip for use in human beings as more fully described below. VeriChip is also dependent upon the license provision contained in the supply agreement between Raytheon Microelectronics España and Digital Angel to support its right to use the patented technology in applications involving the identification of human beings. However, Digital Angel’s 2006 supply agreement is with Raytheon Microelectronics España and not Raytheon Company and it is possible that Raytheon Microelectronics España lacks the authority or intellectual property rights to grant a license to Digital Angel that would support VeriChip's use of the patented technology for human identification. Therefore, we cannot assure you that the license provision contained in the supply agreement between Raytheon Microelectronics España and Digital Angel grants any rights that would support VeriChip's use of the patented technology for human identification. As a result, VeriChip's use of the technology might be enjoined and it could be required to pay damages, including enhanced damages, based on the claim that the sale and use of its products conflicts with the exclusive license previously granted to others for the use of the technology for the identification of human beings. If VeriChip or Digital Angel are denied use of the patented technology in applications involving the identification of human beings, VeriChip will not be able to purchase or sell the VeriMed Patient Identification System, or any other products that incorporate the implantable VeriChip before the patent expires, and VeriChip will not be able to fulfill its expectations for revenue growth from sales of its VeriMed Patient Identification System or its other systems incorporating the implantable VeriChip. Further, VeriChip may be required to pay royalties and other damages to third parties on its sales of products it has already purchased or will purchase from Digital Angel.

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

As described above, Digital Angel entered into a new supply agreement with Raytheon Microelectronics España effective as of April 26, 2006 for the manufacture and assembly of glass encapsulated, syringe-implantable transponders, including the implantable VeriChip. The new supply agreement expires on June 30, 2010. As part of the supply agreement, Raytheon Microelectronics España granted to Digital Angel, and to any person acquiring title to any glass encapsulated, syringe-implantable transponders purchased from Digital Angel, a license to all intellectual property held by Raytheon Microelectronics España or its affiliates related to the manufacture, distribution or use of such product. However, Raytheon Microelectronics España does not represent in the supply agreement with Digital Angel that Raytheon Microelectronics España or its affiliates have any rights to use the patented technology in applications involving the identification of human beings. Because the exclusive rights to use the patented technology granted in 1994 were freely assignable or could be licensed to third parties, we do not know which parties currently hold those rights. We cannot be certain Raytheon Company has licensed any rights to the patented technology to Raytheon Microelectronics España, and it is possible that Raytheon Company has assigned, licensed or otherwise transferred the rights to use the patented technology for human identification to another third party on an exclusive or non-exclusive basis. Therefore, we cannot assure you that the license granted by Raytheon Microelectronics España under the supply agreement with Digital Angel grants any rights that would support VeriChip's use of the patented  technology for human identification.

If Raytheon Company has already granted an exclusive license to use the patented technology in applications involving the identification of human beings VeriChip’s use of the patented technology could be enjoined based on the claim that the sale and use of its products conflicts with the scope of the exclusive license previously granted to others for the use of the technology for the identification of human beings.

The primary Digital Angel patent related to the implantable VeriChip will expire on April 17, 2008. However, VeriChip and Digital Angel do not have the right to enforce the patent in applications for the identification of human beings. A termination of VeriChip's supply and development agreement by Digital Angel or the loss of VeriChip’s supply rights due to its failure to meet the minimum commitment or the inability of both VeriChip and Digital Angel to exclude third parties from making or selling

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

competing products, or, if VeriChip obtains any rights to the patent, the expiration or earlier termination of the primary Digital Angel patent could have a material adverse effect on the growth of our business.

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

Loan Agreement with VeriChip

On December 27, 2005, we and VeriChip entered into a loan agreement, a revolving line of credit note and a security agreement to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. On October 6, 2006, we and VeriChip amended the existing loan agreement by entering into a First Amendment to Commercial Loan Agreement, an Amended and Restated Revolving Line of Credit Note and a First Amendment to Security Agreement (collectively, the “Amended Agreements”). The purpose of the amendment was to provide for additional availability under the loan primarily to allow VeriChip to pay a final payment in connection with its acquisition of Instantel and to pay costs associated with its initial public offering, as more fully described below. The Amended Agreements amend the original loan documents in the following respects:

•
The revolving credit note, which originally provided for principal advances by us to VeriChip of up to $8.5 million, now provides for principal advances of up to $13.0 million. The principal amount of the note was increased to fund VeriChip's final purchase price payment made on October 10, 2006 in connection with its acquisition of Instantel Inc., which VeriChip acquired in June 2005. By making this payment in cash, we and VeriChip are no longer obliged to issue shares of VeriChip’s or our common stock to the sellers of Instantel Inc. The additional funds available under the loan will also be used for costs related to VeriChip’s proposed initial public offering and sales and marketing efforts, among other things.

•
The interest rate on the principal amount outstanding from time to time under the note has been modified to equal a fixed rate of 12% per annum. Previously, the interest rate payable by VeriChip under the note was equal to the prime rate of interest as published from time to time in the Wall Street Journal.

•
The renewal date relating to our option to extend the note was amended from June 27, 2007 to July 1, 2008. Accordingly, under the Amended Agreements we, at our sole discretion, have the option to extend the note on July 1, 2008 and on each anniversary date thereof until the final maturity date which remains December 27, 2010. If we do not extend the note on a renewal date, the entire amount of principal and accrued interest outstanding thereunder shall become immediately due and payable. The loan may be repaid sooner as the documents continue to provide that the outstanding principal amount of the loan, and all accrued interest on the note are due within two business days of the completion of an initial public offering by VeriChip, or if a change in VeriChip's ownership or management occurs. If VeriChip does not complete its planned initial public offering by July 1, 2008, we anticipate that we would extend the loan until VeriChip completes an initial public offering or obtains an alternative source of funding.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Except as set forth above, the Amended Agreements did not amend any other terms of the original loan documents.

The loan is subordinated to the obligations of VeriChip under its credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada under its credit agreement with VHI. Approximately $8.9 million of principal and accrued interest was outstanding on the loan as of September 30, 2006. The loan is not reflected in the consolidated financial statements as it has been eliminated in consolidation.

During the nine-months ended September 30, 2006, VeriChip incurred legal fees of approximately $1.1 million to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, referred to as Akin Gump. Tommy G. Thompson, a partner with Akin Gump, has been a member of VeriChip’s board of directors since July 2005 and holds fully vested options to purchase 0.2 million shares of VeriChip’s common stock.

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

12. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of September 30, 2006, we have recorded approximately $2.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AVID, though it also asserted similar claims against Digital Angel. Digital Angel filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota. On October 11, 2005, the Alabama Court denied Digital Angel’s motion to dismiss the complaint, but granted Digital Angel’s motion to transfer the action to Minnesota. Following the docketing of the action in Minnesota, Digital Angel and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. Prior to the hearing on the motion, an agreement was reached pursuant to which the Court entered an order on July 12, 2006 staying the action for 90 days with permission to seek an additional stay thereafter. The stay having expired on October 10, 2006, Digital Angel and AVID re-filed their motion seeking to stay the case until the corresponding patent infringement actions have been resolved. The hearing on the motion is scheduled to take place on November 20, 2006. Given the uncertainties associated with all litigation and given the early stage of this proceeding, the Company is unable to offer any assessment on the potential liability exposure, if any, from this lawsuit.

13. Supplemental Cash Flow Information

In the nine-months ended September 30, 2006 and 2005, we had the following non-cash investing and financing activities (in thousands):

	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005

Issuance of shares for purchase of minority interest	$907	$--
Deferred offering costs	1,278	--
Issuance of shares under a share exchange agreement	973	3,500
Issuance of shares, warrants, and options for business acquisition	--	12,652
Deferred purchase price obligation	--	3,000
Issuance of warrants in connection with debt	1,525	--
Financing of equipment through capital lease	440	--
Cash paid for:
Interest	2,170	295
Taxes	298	77

14. Subsequent Event
On November 3, 2006, we finalized our plans to complete the consolidation of VeriChip's healthcare security operations into an existing VeriChip facility located in Ottawa, Ontario, Canada. The consolidation will entail the closing of operations in Vancouver, British Columbia. We anticipate that the transfer of responsibilities for certain finance and other administrative activities will be completed as of December 31, 2006 and the transfer of research and development functions will be completed by the end of the first quarter of 2007.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

We believe that the consolidation will eliminate duplicative functions and improve operating efficiencies. As a result of the consolidation, we expect to incur charges ranging from approximately $0.8 million to $1.4 million, of which approximately $0.2 million will be non-cash charges. Approximately $0.4 million to $0.7 million of such charges relate to termination benefits, approximately $0.2 million relates to fixed asset reserves, and approximately $0.2 million to $0.5 million relate to additional tax liabilities. We anticipate that $0.6 million to $1.2 million of these charges will be incurred in the fourth quarter of 2006.

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

Recent Financial Results

During the three-months ended September 30, 2006 and 2005, we reported a loss from continuing operations of approximately $3.6 million and $2.7 million, respectively, and during the nine-months ended September 30, 2006 and 2005, we reported loss from continuing operations of approximately $9.8 million and $2.5 million, respectively. Included in the loss for the three-months ended September 30, 2005 was approximately $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001.

Included in the loss for the nine-months ended September 30, 2006 and 2005 was $0.0 million and $3.2 million of interest recovery, respectively as a result of the revaluation of certain common stock warrants. The warrants are exchangeable into shares of the Digital Angel common stock that we own and exercisable into shares of our common stock or exchangeable/exercisable into a combination of shares of common stock from both companies at the holder’s option. As a result of the holders having the option to exchange the warrants into shares of the Digital Angel common stock that we own, the value of the warrants is required to be recorded as a liability and re-valued each reporting period. Changes in the value of the warrants result in increases/recovery of interest expense. Also, included for the nine-months ended September 30, 2005 was $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001 and a gain attributable to capital transactions of subsidiary of approximately $0.9 million, as compared to a gain attributable to capital transactions of subsidiary of approximately $0.2 million for the nine-months ended September 30, 2006. Excluding these items, we incurred losses from continuing operations of approximately $9.6 million and $7.8 million for the nine-months ended September 30, 2006 and 2005, respectively.

Our consolidated operating activities used cash of approximately $4.3 million and approximately $7.4 million during the nine-months ended September 30, 2006 and 2005, respectively. In the past, we have incurred losses and have not generated positive cash flows from operations. As of September 30, 2006, we have an accumulated deficit of approximately $451.2 million. Our majority-owned subsidiary, Digital Angel, has incurred losses and has not generated positive cash flows from operations. Digital Angel incurred losses during the three and nine-months ended September 30, 2006 and 2005, as presented below in the Business Segments section. In addition, Digital Angel’s operating activities used cash of approximately $4.0 million and approximately $1.6 million during the nine-months ended September 30, 2006 and 2005, respectively.

We operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology, and InfoTech. VeriChip’s operations comprise our Healthcare and Security and Industrial segments and Digital Angel’s operations comprise our Animal Applications and GPS and Radio Communications segments.

Revenues from each of our segments for the three-months ended September 30, 2006 and 2005 were as follows:

	Three-Months Ended
	September 30,
Revenue:	2006	2005
	(in thousands)

Healthcare	$5,085	$4,538
Security and Industrial	1,733	1,540
Animal Applications	8,254	8,769
GPS and Radio Communications	4,937	4,989
Advanced Technology	5,810	4,504
InfoTech	3,234	3,476
“Corporate/Eliminations”	(21)	(11)
Total	$29,032	$27,805

Revenues from each of our segments for the nine-months ended September 30, 2006 and 2005 were as follows:

	Nine-Months Ended
	September 30,
Revenue:	2006	2005
	(in thousands)

Healthcare	$15,056	$6,923
Security and Industrial	5,288	2,192
Animal Applications	28,131	25,402
GPS and Radio Communications	13,838	16,619
Advanced Technology	18,397	17,045
InfoTech	10,794	11,423
“Corporate/Eliminations”	(194)	(466)
Total	$91,310	$79,138

Our sources of revenue consist of sales of products and services from our six operating segments. Our significant sources of revenue for the three-months ended September 30, 2006 and 2005 were as follows:

	Percentage of Total Revenue
Sources of Revenue:	Three-Months Ended September 30, 2006	Three-Months Ended September 30, 2005

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	17.5%	16.3%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	6.0%	5.5%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	28.4%	31.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	17.0%	17.9%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	12.0%	12.1%

Call center and customer relationship management software and services from our Advanced Technology segment	8.0%	4.1%

Sales of IT hardware and services from our InfoTech segment	11.1%	12.6%
Total	100.0%	100.0%

Our sources of revenue consist of sales of products and services from our six operating segments. Our significant sources of revenue for the nine-months ended September 30, 2006 and 2005 were as follows:

	Percentage of Total Revenue
Sources of Revenue:	Nine-Months Ended September 30, 2006	Nine-Months Ended September 30, 2005
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	16.5%	8.7%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	5.8%	2.8%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	30.6%	31.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	15.2%	21.0%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	13.0%	13.5%

Call center and customer relationship management software and services from our Advanced Technology segment	7.1%	8.1%

Sales of IT hardware and services from our InfoTech segment	11.8%	14.4%
Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended September 30, 2006 and 2005 were as follows:

	Three-Months Ended September 30, 2006		Three-Months Ended September 30, 2005
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$2,822	22.8%	$2,568	22.5%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	946	7.7%	884	7.8%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	3,092	25.0%	3,472	30.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	2,538	20.5%	2,458	21.6%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	907	7.3%	798	7.0%

Call center and customer relationship management software and services from our Advanced Technology segment	1,512	12.3%	579	5.0%

Sales of IT hardware and services from our InfoTech segment	547	4.4%	634	5.6%
Total	$12,364	100.0%	$11,393	100.0%

Our significant sources of gross profit and gross profit margin by product type for the nine-months ended September 30, 2006 and 2005 were as follows:

	Nine-Months Ended September 30, 2006		Nine-Months Ended September 30, 2005
Gross Profit and Gross Profit Margin by Product Type For:	Gross Profit (in thousands)	Percentage of Total Gross Margin	Gross Profit (in thousands)	Percentage of Total Gross Margin
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$8,657	22.6%	$4,189	13.3%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	3,193	8.3%	1,320	4.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	10,444	27.3%	9,778	31.1%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	6,919	18.1%	8,504	27.1%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	3,185	8.3%	3,233	10.4%

Call center and customer relationship management software and services from our Advanced Technology segment	4,013	10.4%	2,141	6.8%

Sales of IT hardware and services from our InfoTech segment	1,903	5.0%	2,226	7.1%
Total	$38,314	100.0%	$31,391	100.0%

RESULTS OF CONTINUING OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 2006 and 2005, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to Revenue Three-Months Ended September 30,		Relationship to Revenue Nine-Months Ended September 30,
	2006	2005	2006	2005
	%	%	%	%
Product revenue	85.6	86.0	85.0	85.4
Service revenue	14.4	14.0	15.0	14.6
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	49.0	51.0	50.2	52.1
Cost of services sold	8.4	8.1	7.9	8.2
Total cost of products and services sold	57.4	59.1	58.1	60.3
Gross profit	42.6	40.9	41.9	39.7

Operating costs and expenses:
Selling, general and administrative expense	48.9	47.4	46.7	44.7
Research and development	7.1	7.0	7.0	6.2
Total operating costs and expenses	56.0	54.4	53.7	50.9

Operating loss before other items	(13.4)	(13.5)	(11.8)	(11.2)

Interest and other income	0.8	3.8	0.8	2.9
Interest (expense) recovery	(4.4)	(2.1)	(2.9)	2.7
Total other (expense) income	(3.6)	1.8	(2.1)	5.6

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(17.0)	(11.8)	(13.9)	(5.6)
Benefit (provision) for income taxes	1.2	(0.2)	0.4	(0.1)
Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(15.8)	(12.0)	(13.5)	(5.7)
Minority interest	2.8	2.0	2.5	1.3
Net gain on capital transactions of subsidiaries	--	--	0.4	0.5
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries	0.6	0.2	(0.1)	0.7
Loss from continuing operations	(12.4)	(9.8)	(10.7)	(3.2)
Income from discontinued operations	--	0.2	--	--
Change in estimated loss on disposal of discontinued operations and operating losses during the phase out period	--	--	--	--
Net loss	(12.4)	(9.6)	(10.7)	(3.2)

Results of Operations from Continuing Operations

(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments for the three-months ended September 30, 2006 and 2005 was as follows (we evaluate performance based on stand-alone segment performance as presented below):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries by segment:	(In thousands)		(In thousands)

Healthcare	$(1,381)	$(44)	$(3,255)	$(959)
Security and Industrial	(318)	(197)	(737)	(721)
Animal Applications	(944)	(601)	(2,419)	(1,703)
GPS and Radio Communications	(486)	(381)	(1,735)	(283)
Advanced Technology	705	(341)	2,045	65
InfoTech	(396)	(278)	(1,029)	(315)
“Corporate / Eliminations” (1) (2)	(2,104)	(1,382)	(5,565)	(486)
Total	$(4,924)	$(3,224)	$(12,695)	$(4,402)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes selling, general and administrative expense and certain interest income/expense and other income/expenses associated with corporate activities and functions.

(2) Included in the loss for the three-months ended September 30, 2005 was $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed in 2001. Included in the loss for the nine-months ended September 30, 2005 was $3.2 million of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are exchangeable into shares of the Digital Angel common stock that we own and exercisable into shares of our common stock or exchangeable/exercisable into a combination of shares of common stock from both companies at the holders’ option. As a result of the holders having the option to exchange the warrants into shares of the Digital Angel common stock that we own, the value of the warrants is required to be recorded as a liability and re-valued each reporting period. Changes in the value of the warrants result in increases/recovery of interest expense. Included for the nine-months ended September 30, 2005 was $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001 and gain attributable to capital transactions of subsidiary of approximately $0.9 million.

Healthcare Segment

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	% Of Revenue	Three- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$4,938	97.1%	$4,251	93.7%	$687	16.2%
Service	147	2.9	287	6.3	(140)	(48.8)
Total revenue	5,085	100.0	4,538	100.0	547	12.1
Gross Profit:
Product (1)	2,761	55.9	2,451	57.7	310	12.6
Service (2)	61	41.5	117	40.8	(56)	(47.9)
Total gross profit	2,822	55.5	2,568	56.6	254	9.9
Selling, general and administrative expense	3,546	69.7	2,109	46.5	1,437	68.1
Research and development	503	10.0	461	10.2	42	9.1
Interest and other expense (income)	13	0.3	(5)	(0.1)	18	NM	(3)
Interest expense	141	2.8	47	1.0	94	NM	(3)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,381)	(27.2)%	$(44)	(1.0)%	$1,337	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Healthcare segment’s revenue increased approximately $0.5 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The increase in revenue was primarily due to increased sales of our infant protection systems.

Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit increased approximately $0.3 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005 primarily as a result of increased sales of our infant protection systems. Gross profit margin decreased to 55.5% in the three-months ended September 30, 2006 compared to 56.6% in the three-months ended September 30, 2005. The decrease in gross profit margin was due to changes in product mix.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $1.4 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The increase was primarily a result of increased direct selling and marketing costs related to our VeriMed business including the hiring of a direct sales force in the first half of 2006. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 69.7% and 46.5% in the three-months ended September 30, 2006 and 2005, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the increase in sales and marketing costs related to our VeriMed business.

Interest Expense - Our Healthcare segment’s interest expense increased approximately $0.1 million in the three-months ended September 30, 2006 compared to the three months ended September 30, 2005 due primarily to the increase in intercompany borrowings from Applied Digital. We also accrued approximately $44,000 related to interest associated with our 2005 Canadian tax liability.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	% Of Revenue	Nine- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,774	98.1%	$6,618	95.6%	$8,156	NM	(3)
Service	282	1.9	305	4.4	(23)	(7.5)
Total revenue	15,056	100.0	6,923	100.0	8,133	NM	(3)
Gross Profit:
Product (1)	8,566	58.0	4,066	61.4	4,500	NM	(3)
Service (2)	91	32.3	123	40.3	(32)	(26.0)
Total gross profit	8,657	57.5	4,189	60.5	4,468	NM	(3)
Selling, general and administrative expense	9,752	64.8	4,310	62.3	5,442	NM	(3)
Research and development	1,807	12.0	759	11.0	1,048	NM	(3)
Interest and other expense (income)	69	0.5	(36)	(0.5)	105	NM	(3)
Interest expense	284	1.9	115	1.7	169	NM	(3)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(3,255)	(21.6)%	$(959)	(13.9)%	$2,296	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	M = Not meaningful because percentage is greater than 100%.

Revenue - Our Healthcare segment’s revenue increased approximately $8.1 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The increase was due primarily to sales of our infant protection, wander prevention, and asset location and identification systems, which we acquired as a result of the acquisitions of VHI and Instantel during the first half of 2005.

Gross Profit and Gross Profit Margin- Our Healthcare segment’s gross profit increased approximately $4.5 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 as a result of increased sales due to the acquisition of VHI and Instantel during the first half of 2005. Our Healthcare segment’s gross profit margin was 57.5% and 60.5% in the nine-months ended September 30, 2006 and 2005, respectively. The decrease in gross profit margin was due to changes in product mix.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $5.4 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The increase was primarily a result of the acquisition of VHI and Instantel in the first half of 2005. Also, contributing to the increase was the addition of staff related to sales and marketing initiatives for our VeriMed business. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 64.8% and 62.3% in the nine-months ended September 30, 2006 and 2005, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the increase in expenses related to our VeriMed business.

Research and Development - Our Healthcare segment’s research and development increased approximately $1.0 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. As a percentage of our Healthcare segment’s revenue, research and development was 12.0% and 11.0% in the nine-months ended September 30, 2006 and 2005, respectively. The increase in research and development was due to the acquisitions of VHI and Instantel during the first half of 2005, the continued development of our asset location and identification systems, and our initiative to integrate our systems onto a common platform.

Security and Industrial Segment

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	% Of Revenue	Three- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$1,416	81.7%	$1,315	85.4%	$101	7.7%
Service	317	18.3	225	14.6	92	40.9
Total revenue	1,733	100.0	1,540	100.0	193	12.5
Gross Profit:
Product (1)	762	53.8	827	62.9	(65)	(7.9)
Service (2)	184	58.0	57	25.8	127	NM (3)
Total gross profit	946	54.6	884	57.4	62	7.0
Selling, general and administrative expense	802	44.3	820	53.2	(18)	(2.2)
Research and development	380	21.0	213	13.8	167	78.4
Interest and other expense	4	0.2	1	0.1	3	NM (3)
Interest expense	78	4.3	47	3.1	31	66.0
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(318)	(18.3)%	$(197)	(12.8)%	$121	61.4%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Security and Industrial segment’s revenue increased $0.2 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The increase was primarily due to an increase in sales from our vibration monitoring systems as a result of a strong demand in world-wide construction.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.1 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The increase in gross profit was primarily a result of sales of our vibration monitoring and asset management systems to security and industrial customers. Our Security and Industrial segment’s gross profit margin was 54.6% in the three-months ended September 30, 2006 compared to 57.4% in the three-months ended September 30, 2005.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.2 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. As a percentage of our Security and Industrial segment’s revenue, research and development was 21.0% and 13.8% in the three-months ended September 30, 2006 and 2005, respectively. The increase in research and development was primarily due to the costs associated with an expected new product release in early 2007.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	% Of Revenue	Nine- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$4,300	81.3%	$1,902	86.8%	$2,398	NM	(3)
Service	988	18.7	290	13.2	698	NM	(3)
Total revenue	5,288	100.0	2,192	100.0	3,096	NM	(3)
Gross Profit:
Product (1)	2,665	62.0	1,257	66.1	1,408	NM	(3)
Service (2)	528	53.4	63	21.7	465	NM	(3)
Total gross profit	3,193	60.4	1,320	60.2	1,873	NM	(3)
Selling, general and administrative expense	2,828	53.5	1,631	74.4	1,197	73.4
Research and development	893	16.9	298	13.6	595	NM	(3)
Interest and other income	(8)	(0.2)	(3)	(0.1)	5	NM	(3)
Interest expense	217	4.1	115	5.2	102	88.7
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(737)	(13.9)%	$(721)	(32.9)	$16	2.2%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Security and Industrial segment’s revenue increased approximately $3.1 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The increase was primarily due to an increase in sales from our vibration monitoring systems as a result of our acquisition of Instantel on June 10, 2005.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $1.9 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The increase in gross profit was attributable to sales of our vibration monitoring and asset management systems to security and industrial customers. Our Security and Industrial segment’s gross profit margin remained constant at 60.4% in the nine-months ended September 30, 2006 compared to 60.2% in the nine-months ended September 30, 2005.

Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $1.2 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The increase was primarily the result of the acquisition of Instantel, which we acquired during the first half of 2005. Also contributing to the increase were sales and marketing initiatives during the nine-months ended September 30, 2006 related to our vibration monitoring systems and our VeriGuard product. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 53.5% and 74.4% in the nine-months ended September 30, 2006 and 2005, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the increase in revenue as a result of the acquisition of Instantel during the first half of 2005.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.6 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. As a percentage of our Security and Industrial segment’s revenue, research and development was 16.9% and 13.6% in the nine-months ended September 30, 2006 and 2005, respectively. Our increased research and development was primarily due to the addition of staff as a result of our acquisition of Instantel on June 10, 2005.

VeriChip’s Stock Option Expense

All of VeriChip’s unvested employee and director stock options vested on December 30, 2005 and a minimal number of stock options were granted in the nine-months ended September 30, 2006; therefore, equity based compensation expense related to VeriChip’s adoption of FAS 123(R) was immaterial in the three and nine-months ended September 30, 2006.

Consolidation of VeriChip’s Operations

On November 3, 2006, we finalized our plans to complete the consolidation of VeriChip's healthcare security operations into an existing facility located in Ottawa, Ontario, Canada. The consolidation will entail the closing of operations in Vancouver, British Columbia. We believe that the consolidation will eliminate duplicative functions and improve operating efficiencies. We estimate that the consolidation will result in annual savings in excess of $1.5 million (approximately $1.4 million of which will be cash savings) and we believe that the consolidation will have no effect on revenue growth.

As a result of the consolidation, we expect to incur charges ranging from approximately $0.8 million to $1.4 million, of which approximately $0.2 million will be non-cash charges. Approximately $0.4 million to $0.7 million of such charges relate to termination benefits, approximately $0.2 million relate to fix asset reserves, and approximately $0.2 million to $0.5 million relate to additional tax liabilities.

Animal Applications Segment

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	% Of Revenue	Three- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$8,233	99.7%	$8,437	96.2%	$(204)	(2.4)%
Service	--	--	321	3.7	(321)	(100.0)
Intercompany - product	21	0.3	11	0.1	10	90.9
Total revenue	8,254	100.0	8,769	100.0	(515)	(5.9)
Gross Profit:
Product (1)	3,092	37.6	3,151	37.3	(59)	(1.9)
Service (2)	--	--	321	100.0	(321)	(100.0)
Intercompany - product	10	47.6	6	0.1	4	66.7
Total gross profit	3,102	37.6	3,478	39.7	(376)	(10.8)
Selling, general and administrative expense	3,459	41.9	3,373	38.5	86	2.5
Research and development	576	7.0	717	8.2	(141)	(19.7)
Interest and other income	(89)	(1.1)	(99)	(1.1)	(10)	(10.1)
Interest expense	100	1.2	88	1.0	12	13.6
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(944)	(11.4)%	$(601)	(6.9)%	$343	57.1%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our Animal Applications segment’s revenue decreased approximately $0.5 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The decrease in revenue was principally due to a decrease in sales to fish and wildlife customers of approximately $0.7 million and a decrease in sales to companion animal customers of approximately $0.1million. The decreases in the Animal Application segment were offset by an increase in sales to U.S. livestock customers of $0.3 million.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit decreased approximately $0.4 million, or 10.8%, in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The gross profit margin was 37.6% for the three-months ended September 30, 2006 compared to 39.7% for the three-months ended September 30, 2005. We attribute the decrease in gross profit and gross profit margin to additional freight and importation duties associated with providing inventory to South America from Denmark and the U.S. and high margin sales to product mix in the three-months ended September 30, 2006 which yielded lower gross profit and gross profit margin.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expenses increased approximately $0.1 million in the three-months ended September 30, 2006 as compared to the three-months ended September 30, 2005 and selling, general and administrative expense as a percentage of revenue increased to 41.9% from 38.5% in the same respective periods. The increase in selling, general and administrative expense as a percentage of revenue primarily relates to the decrease in sales, as mentioned above.

Research and Development - Our Animal Applications segment’s research and development expense decreased approximately $0.1 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. Research and development in the three-months ended September 30, 2006 relates to continued product development.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	% Of Revenue	Nine- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$27,348	97.2%	$23,899	94.1%	$3,449	14.4%
Service	589	2.1	1,037	4.1	(448)	(43.2)
Intercompany - product	194	0.7	466	5.3	(272)	(58.4)
Total revenue	28,131	100.0	25,402	100.0	2,729	10.7
Gross Profit:
Product (1)	9,855	36.0	8,741	35.9	1,114	12.7
Service (2)	589	100.0	1,037	100.0	(448)	(43.2)
Intercompany - product	115	59.3	289	1.2	(174)	(60.2)
Total gross profit	10,559	37.5	10,067	39.6	492	4.9
Selling, general and administrative expense	10,905	38.8	9,714	38.2	1,191	12.3
Research and development	2,097	7.5	2,087	8.2	10	0.5
Interest and other income	(306)	(1.1)	(285)	(1.1)	21	7.4
Interest expense	282	1.0	254	1.0	28	11.0
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,419)	(8.6)%	$(1,703)	(6.7)%	$716	42.0%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our Animal Applications segment’s revenue increased approximately $2.7 million, or 10.7%, in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The increase in revenue was principally due to an increase in electronic and visual product sales to livestock customers of approximately $1.7 million, an increase in sales to companion animal customers of approximately $1.9 million, an increase in sales of $0.5 million at DSD Holdings A/S ($0.8 million relates to two additional months of sales in 2006 offset by decreased sales of $0.3 million), and an increase in sales to customers in South America of $0.6 million. The increases in the Animal Application segment are partially offset by a decrease in sales to fish and wildlife customers of $1.7 million and a decrease in intercompany sales to VeriChip Corporation of $0.3 million.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit increased approximately $0.5 million, or 4.9%, in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. We attribute approximately $0.1 million of the increase to the previously mentioned sales increases and $0.4 million to the inclusion of DSD Holdings A/S for an additional two months of operations in the nine-months ended September 30, 2006. DSD Holdings A/S was acquired on February 28, 2005. The gross profit margin was 37.5% for the nine-months ended September 30, 2006 compared to 39.6% for the nine-months ended September 30, 2005. We attribute the decrease in gross profit margin to additional freight and importation duties associated with providing inventory to South America from Denmark and the United States.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expenses increased approximately $1.2 million in the nine-months ended September 30, 2006 as compared to the nine-months ended September 30, 2005 and selling, general and administrative expense as a percentage of revenue increased to 38.8% from 38.2% in the same respective periods. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition expenses, approximately $0.8 million in additional compensation expense, approximately $0.4 million of additional expense related to DSD Holding A/S and increased selling, general and administrative expenses in our South American subsidiaries of $0.3 million. Such increases are partially offset by decreased insurance expense of $0.3 million. The nine-months ended September 30, 2005 includes seven months of results for DSD Holdings A/S compared to nine-months of results in the nine month period ended September 30, 2006. DSD Holdings A/S was acquired on February 28, 2005.

GPS and Radio Communications Segment

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	% Of Revenue	Three- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$4,412	89.4%	$4,769	95.6%	$(357)	(7.5)%
Service	525	10.6	220	4.4	305	NM (3)
Total revenue	4,937	100.0	4,989	100.0	(52)	(1.0)
Gross Profit:
Product (1)	2,355	53.4	2,522	52.9	(167)	(6.6)
Service (2)	183	34.9	(64)	(29.1)	247	NM (3)
Total gross profit	2,538	51.4	2,458	49.3	80	3.3
Selling, general and administrative expense	2,487	50.4	2,383	47.8	104	4.4
Research and development	522	10.6	448	9.0	74	16.5
Interest and other income	(2)	--	(2)	--	--	--
Interest expense	17	0.3	10	0.2	7	70.0
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(486)	(9.8)%	$(381)	(7.6)%	$105	27.6%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100.0%.

Revenue - Our GPS and Radio Communications segment’s revenue decreased approximately $0.1 million to $4.9 million in the three-months ended September 30, 2006 compared to $5.0 million in the three-months ended September 30, 2005. The decrease in revenue was due to a decrease in sales of Signature’s Sarbe products of $0.4 million, offset by an increase in sales at Signature’s Radio Hire division of approximately $0.1million and an increase in sales at OuterLink Corporation of $0.2 million.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $0.1 million, or 3.3%, in the three-months ended September 30, 2006 as compared to the three-months ended September 30, 2005. In the three-months ended September 30, 2006 OuterLink Corporation’s gross profit was up approximately $0.2 million offset by a decrease in gross profit of $0.1 million at Signature Industries. The gross profit margin increased to 51.4% in the three-months ended September 30, 2006 as compared to 49.3% in the three-months ended September 30, 2005. The increase in gross profit margin relates primarily to lower material costs as percentage of revenue at Signature Industries and increase in sales at OuterLink at a greater rate than the increase in overhead costs.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $0.1 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. In the three-months ended September 30, 2006, a decreased in amortization expense at our subsidiary, OuterLink Corporation, was partially offset by increased salary expense at our subsidiary, Signature Industries Limited. As a percentage of revenue, selling, general and administrative expenses increased to 50.4% in the three-months ended September 30, 2006 from 47.8% in the three-months ended September 30, 2005. The increase in selling, general and administrative expense as a percentage of revenue resulted primarily from an increase in expenses while sales remained relatively constant.

Research and Development - Our GPS and Radio Communications segment’s research and development expense decreased approximately $0.1 million in the three-months ended September 30, 2006 compared the three-months ended September 30, 2005. Research and development in the three-months ended September 30, 2006 relates to continued product development of OuterLink Corporation’s next generation of communication system hardware and development of the 406.6 MHz product family at Signature Industries Limited.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	% Of Revenue	Nine- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$12,769	92.3%	$15,796	95.0%	$(3,027)	(19.2)%
Service	1,069	7.7	823	5.0	246	29.9
Total revenue	13,838	100.0	16,619	100.0	(2,781)	(16.7)
Gross Profit:
Product (1)	6,746	52.8	8,572	54.3	(1,826)	(21.3)
Service (2)	173	16.2	(68)	(8.3)	241	NM (3)
Total gross profit	6,919	50.0	8,504	51.2	(1,585)	(18.6)
Selling, general and administrative expense	7,276	52.6	7,488	45.1	(212)	(2.8)
Research and development	1,342	9.7	1,283	7.7	59	4.6
Interest and other income	(5)	--	(8)	--	(3)	(37.5)
Interest expense	41	0.3	24	0.1	17	70.8
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,735)	(12.5)%	$(283)	(1.7)%	$1,452	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100.0%

Revenue - Our GPS and Radio Communications segment’s revenue decreased approximately $2.8 million, or 16.7% in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The decrease in revenue was primarily due to an approximately $3.6 million decrease in sales of Signature’s Sarbe products, offset by an increase in sales at Signature’s Radio Hire division of approximately $0.5 million. We attribute $2.2 million of the Sarbe product sales decrease to the completion of the Indian government contract in May 2005 and $1.4 million of the Sarbe product sales decrease to other Sarbe product customers, including the UK Ministry of Defense.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit decreased approximately $1.6 million, or 18.6%, in the nine month period ended September 30, 2006 as compared to the nine-months ended September 30, 2005. The decrease in gross profit relates to the decrease in sales and decreased gross profit margin. The gross profit margin decreased to 50.0% in the nine-months ended September 30, 2006 as compared to 51.2% in the nine-months ended September 30, 2005. The decrease in gross profit margin relates primarily to higher margins on G2R Sarbe locator beacons shipped under the contract with the government of India in the first six months of 2005. Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expenses decreased approximately $0.2 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. The decrease in selling, general and administrative expense relates primarily to reduced intangible amortization expense at our subsidiary, OuterLink Corporation, partially offset by increase selling, general and administrative expense at our subsidiary Signature Industries Limited. As a percentage of revenue, selling, general and administrative expenses increased to 52.6% in the nine-months ended September 30, 2006 from 45.1% in the nine-months ended September 30, 2005. The increase in selling, general and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

Research and Development - Our GPS and Radio Communications segment’s research and development expense remained relatively constant at approximately $1.3 million in the nine-months ended September 30, 2006 and 2005. Research and development in the nine-months ended September 30, 2006 relates to the continued development of OuterLink Corporation’s next generation of communication system hardware and the development of the 406.6 MHz product family at Signature Industries Limited.

Digital Angel’s Stock Option Expense

All of Digital Angel’s out-of-the money, unvested stock options issued to current employees, officers and directors prior to November 15, 2005 were vested on December 30, 2005. Therefore, equity based compensation expense related to stock options granted prior to the adoption of SFAS 123R was immaterial. In the nine months ended September 30, 2006, Digital Angel granted 2.2 million stock options to employees and directors of Digital Angel. As of September 30, 2006, Digital Angel’s unrecognized compensation expense associated with its stock options is estimated to be $4.6 million and is expected to be recognized over a weighted average vesting period of 6.3 years. This expense will be reflected in the results of our Animal Applications and GPS and Radio Communications segments. Approximately 90% of this expense will be included in these segments selling, general and administrative expense.

Advanced Technology Segment

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	% Of Revenue	Three- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,904	50.0%	$2,033	45.1%	$871	42.8%
Service	2,906	50.0	2,471	54.9	435	17.6
Total revenue	5,810	100.0	4,504	100.0	1,306	29.0
Gross Profit:
Product (1)	1,139	39.2	221	10.9	918	NM	(3)
Service (2)	1,280	44.0	1,156	46.8	124	10.7
Total gross profit	2,419	41.6	1,377	30.6	1,042	75.7
Selling, general and administrative expense	1,805	31.1	1,691	37.6	114	6.7
Research and development	73	1.3	92	2.0	(19)	(20.7)
Interest and other income	(209)	(3.6)	(95)	(2.1)	114	NM	(3)
Interest expense	45	0.8	30	0.7	15	50.0
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$705	12.1%	$(341)	(7.6)%	$1,046	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because percentage is greater than 100%.

Revenue - Our Advanced Technology segment’s revenue increased approximately $1.3 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005 primarily as a result of approximately $1.2 million in sales to International Business Machines Corporation, or IBM, of our customer relationship management software.

The operations of our wholly-owned subsidiary, Pacific Decision Sciences Corporation, or PDSC, are included in our Advanced Technology segment. Effective May 1, 2006, PDSC entered into two Statements of Work, or SOWs, with IBM for customer relationship management software license fees and services. Per the terms of the SOWs, IBM has agreed to license from PDSC a computer software program known as the PDSC Service Management System, Version: 7.4 and all of the PDSC services modules currently installed by IBM for an initial payment of $2.5 million, and a web-based call center application for an additional $2.5 million to be paid in three payments upon the delivery by PDSC and acceptance by IBM of the call center application releases. PDSC received the initial payment of $2.5 million in July 2006 and an additional payment of $0.8 million in September 2006. PDSC anticipates delivering the remaining call center application releases over the next four to 15 months. PDSC is recognizing the license fee payments as revenue over an 18 month period, which was the contractual life of the project. In addition, PDSC is supplying IBM with maintenance and support for the system and application, which is being paid by IBM based upon a monthly personnel charge for the services provided. It is anticipated that these services will be required for an additional 9 to 15 months.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit increased approximately $1.0 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The gross profit margin for our Advanced Technology segment was 41.6% in the three-months ended September 30, 2006 compared to 30.6% in the three-months ended September 30, 2005. The increase in the gross profit and margin was due to the increased sales to IBM of our customer relationship management software.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expense remained relatively constant in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	% Of Revenue	Nine- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$8,719	47.4%	$9,280	54.4%	$(561)	(6.0)%
Service	9,678	52.6	7,765	45.6	1,913	24.6
Total revenue	18,397	100.0	17,045	100.0	1,352	7.9
Gross Profit:
Product (1)	2,316	26.6	1,758	18.9	558	31.7
Service (2)	4,882	50.4	3,616	46.6	1,266	35.0
Total gross profit	7,198	39.1	5,374	31.5	1,824	33.9
Selling, general and administrative expense	5,261	28.6	5,712	33.5	(451)	(7.9)
Research and development	267	1.5	285	1.7	(18)	(6.3)
Interest and other income	(492)	(2.7)	(735)	(4.3)	(243)	(33.1)
Interest expense	117	0.6	47	0.3	70	NM (3)
Income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$2,045	11.1%	$65	0.4%	$1,980	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our Advanced Technology segment’s revenue increased approximately $1.4 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 primarily as a result of an increase in sales of our customer relationship management software primarily to IBM of approximately $3.0 million and an increase in sales of our voice, data, and video telecommunications networks of approximately $1.2 million, partially offset by a decrease in sales of our call center software of approximately $2.9 million.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit increased approximately $1.8 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 primarily as a result of the increased sales of our customer relationship management software. Gross profit from customer relationship management software sales and related services increased by approximately $2.5 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005, partially offset by a decrease in gross profit from sales of call center software of approximately $0.7 million. The gross profit margin for our Advanced Technology segment was 39.1% in the nine-months ended September 30, 2006 compared to 31.5% in the nine-months ended September 30, 2005. The increase in the gross profit margin primarily reflected increased margins on sales of our customer relationship management software to IBM.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expense decreased approximately $0.5 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 as a result of lower expenses related to our voice, data, and video telecommunications network and call center software businesses.

Interest and Other Income - Our Advanced Technology segment’s interest and other income for the nine-months ended September 30, 2006 decreased approximately $0.2 million compared to the nine-months ended September 30, 2005. We realized approximately $0.5 million of legal settlement income from the settlement of a claim during the nine-months ended September 30, 2005, which more than offset the increase in intercompany interest income earned by this segment during the nine-months ended September 30, 2006 as a result of an increase in the prime interest rate. Intercompany interest income and expense is eliminated in consolidation of the financial statements.

InfoTech Segment

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	% Of Revenue	Three- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,960	91.5%	$3,117	89.7%	$(157)	(5.0)%
Service	274	8.5	359	10.3	(85)	(23.7)
Total revenue	3,234	100.0	3,476	100.0	(242)	(7.0)
Gross Profit:
Product (1)	530	17.9	580	18.6	(50)	(8.6)
Service (2)	17	6.2	54	15.0	(37)	(68.5)
Total gross profit	547	16.9	634	18.2	(87)	(13.7)
Selling, general and administrative expense	924	28.6	893	25.7	31	3.5
Interest and other income	(37)	(1.1)	(36)	(1.0)	1	2.8
Interest expense	56	1.7	55	1.6	1	1.8
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(396)	(12.2)%	$(278)	(8.0)%	$118	42.4%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our InfoTech segment’s revenue decreased approximately $0.2 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. We attribute the decrease primarily to a decrease in sales to our top three customers compared to last year.

Gross Profit and Gross Profit Margin - Our InfoTech segment’s gross profit decreased approximately $0.1 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005 primarily due to the decrease in revenue combined with lower margins. Total gross profit margin decreased from 18.2% in the three-months ended September 30, 2005 to 16.9% in the three-months ended September 30, 2006. The decrease was primarily due to low service margins stemming from underutilization of technicians and engineers and severance costs associated with a reduction in our technical staff.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense remained constant at approximately $0.9 million in the three-months ended September 30, 2006 compared to $0.9 million in the three-months ended September 30, 2005.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	% Of Revenue	Nine- Months Ended September 30, 2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$9,735	90.2%	$10,122	88.6%	$(387)	(3.8)%
Service	1,059	9.8	1,301	11.4	(242)	(18.6)
Total revenue	10,794	100.0	11,423	100.0	(629)	(5.5)
Gross Profit:
Product (1)	1,685	17.3	2,000	19.8	(315)	(15.8)
Service (2)	218	20.6	226	17.4	(8)	(3.5)
Total gross profit	1,903	17.6	2,226	19.5	(323)	(14.5)
Selling, general and administrative expense	2,865	26.5	2,483	21.7	382	15.4
Interest and other income	(106)	(1.0)	(108)	(0.9)	(2)	(1.9)
Interest expense	173	1.6	166	1.5	7	4.2
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,029)	(9.5)%	$(315)	(2.8)%	$714	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our InfoTech segment’s revenue decreased approximately $0.6 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 primarily as a result of lower sales in 2006 to our top three customers compared to 2005, which was somewhat offset by sales to two new customers.

Gross Profit and Gross Profit Margin - Our InfoTech segment’s gross profit decreased approximately $0.3 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005 primarily due to lower margins and revenue. Product gross profit margin decreased from 19.8% in the nine-months ended September 30, 2005 to 17.3% in the nine-months ended September 30, 2006. Product margins decreased primarily due to high margins experienced in the nine-months ended September 30, 2005 that were a result of favorable pricing from our vendors that were not available in 2006. Service margins increased to 20.6% in the nine-months ended September 30, 2006 from 17.4% in the nine-months ended September 30, 2005. This increase was primarily due to strong service margins experience in the first quarter of 2006.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense increased approximately $0.4 million in the nine-months ended September 30, 2006 as compared to the nine-months ended September 30, 2005. The increase was primarily due to the reversal of an over accrual in accrued litigation expense of approximately $0.2 million in 2005 combined with higher compensation expense in 2006 as a result of severance agreements.

Corporate/Eliminations

Three-Months Ended September 30, 2006 Compared to the Three-Months Ended September 30, 2005

	Three- Months Ended September 30, 2006	Three- Months Ended September 30, 2005	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(21)	$(11)	$10	90.9%
Total	(21)	(11)	10	90.9
Gross Profit:
Elimination of intercompany product gross profit	(10)	(6)	4	66.7
Total	(10)	(6)	4	66.7
Selling, general and administrative expense	1,160	1,911	(751)	(39.3)
Research and development	--	4	(4)	(100.0)
Interest and other expense (income)	99	(834)	(933)	NM (1)
Interest expense (recovery)	835	295	540	NM (1)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,104)	$(1,382)	$722	52.2%

(1)	NM = Not meaningful because the percentage is greater than 100%.

Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense decreased approximately $0.8 million in the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The decrease was principally due to a reduction in legal and other professional fees, advertising and insurance expense. All of our corporate employees’ and directors’ unvested stock options were vested on December 30, 2005, and no stock options were unvested as of July 1, 2006, therefore, “Corporate/Eliminations” did not incur any equity based compensation expense in the three-months period ended September 30, 2006.

Interest and Other Expense (Income) - Corporate/Elimination’s interest and other income is primarily a function of short-term investments and interest earned on notes receivable. The decrease in interest and other (income) expense of approximately $0.9 million during the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005 is due primarily to approximately $0.7 million of income recorded in the three-months ended September 30, 2005 attributable to the reversal of certain liabilities of a business unit that we closed during 2001.

Interest Expense (Recovery) - Corporate/Elimination’s interest expense increased approximately $0.5 million during the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005. The increase in interest expense is due primarily to an increase in average outstanding debt during the three-months ended September 30, 2006 compared to the three-months ended September 30, 2005.

Nine-Months Ended September 30, 2006 Compared to the Nine-Months Ended September 30, 2005

	Nine- Months Ended September 30, 2006	Nine- Months Ended September 30, 2005	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(194)	$(466)	$(272)	(58.4)%
Total	(194)	(466)	(272)	(58.4)
Gross Profit:
Elimination of intercompany product gross profit	(115)	(289)	(174)	(55.4)
Total	(115)	(289)	(174)	(55.4)
Selling, general and administrative expense	3,761	3,989	(228)	(5.7)
Research and development	--	190	(190)	(100.0)
Interest and other expense (income)	156	(1,110)	(1,266)	NM (1)
Interest expense (recovery)	1,533	(2,872)	4,405	NM (1)
Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(5,565)	$(486)	$5,079	NM (1)

(1)	NM = Not meaningful because the percentage is greater than 100%.

Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense decreased approximately $0.2 million in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005. We attribute the decrease primarily to a reduction in professional fees, marketing and advertising expense, and travel expense aggregating approximately $0.3 million, which was partially offset by an increase in compensation expense of approximately $0.1 million. All of our corporate employees’ and directors’ unvested stock options were vested on December 30, 2005, and no stock options were granted in the first three quarters of 2006, therefore, equity based compensation expense related to Corporate/Elimination’s unvested stock options was immaterial in the nine-months period ended September 30, 2006. Corporate/Eliminations incurred approximately $0.1 million of compensation expense during the nine-months ended September 30, 2006 related to fully vested employee and director stock options, which were modified during the period.

Research and Development - Corporate/Elimination’s research and development decreased approximately $0.2 million during the nine-months ended September 30, 2006 compared to the nine-months ended September 30 2005. During the first quarter of 2005, we made a decision to eliminate our corporate research group. All of our research and development is now handled through our segments.

Interest and Other Expense (Income) - Corporate/Elimination’s interest and other income is primarily a function of short-term investments and interest earned on notes receivable. The decrease in interest and other (expense) income of approximately $1.3 million during the nine-months ended September 30, 2006 as compared to the nine-months ended September 30, 2005 is primarily due to the reversal of certain liabilities of a business unit that we closed in 2001, and the elimination of additional intercompany income in the nine-months ended September 30, 2006. An increase in intercompany borrowings from our subsidiaries and an increase in the prime rate of interest resulted in higher intercompany interest income in the nine-months ended September 30, 2006 compared to the nine-months ended September 30, 2005.

Interest Expense (Recovery) - Corporate/Elimination’s interest expense was approximately $1.5 million during the nine-months ended September 30, 2006 compared to interest recovery of approximately $2.9 million in the nine-months ended September 30, 2005. Interest expense is primarily a function of our level of borrowings. The majority of the interest recovery that we recorded during the nine-months ended September 30, 2005 resulted from the revaluation of warrants that we issued to the purchasers of our debentures. The debentures were issued on September 30, 2003 and were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially exchangeable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. The warrants are exchangeable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or exchangeable/exercisable into a combination of shares from both companies at the holders’ option. During the nine-months ended September 30, 2006 and 2005, we recorded interest recovery of approximately $0.0 million and $3.2 million, respectively, as a result of such revaluations.

Income Taxes

We had effective income tax benefit (provision) rates of 7.0% and (1.6)% for the three-months ended September 30, 2006 and 2005, respectively, and 2.7% and (2.1)% for the nine-months ended September 30, 2006 and 2005, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of September 30, 2006, we have provided a valuation allowance to fully reserve our U.S. net operating loss carry forwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses.

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

During the three-months ended September 30, 2006 and 2005, Digital Angel did not issue any common stock. InfoTech did not issue any stock in the three-months ended September 30, 2006 and 2005 or the nine-months ended September 30, 2005. During the nine-months ended September 30, 2006, we recorded a gain of approximately $0.3 million on the issuances of approximately 0.4 million shares of Digital Angel’s common stock, and we recorded a de minimis gain on the issuance of 50,000 shares of InfoTech’s common stock. During the nine-months ended September 30, 2005, Digital Angel recorded a gain of approximately $0.4 million on the issuance of approximately 0.2 million shares of its common stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.3 million and 0.6 million shares during the three and nine-months ended September 30, 2006 under the terms of two share exchange agreements entered into in connection with its acquisition of DSD, which did not result in a gain or loss on issuance.

We recorded a gain of $0.2 million and $46,000 during the three-months ended September 30, 2006 and 2005, respectively, and a (loss) gain of $(0.1) million and $0.5 million during the nine-months ended September 30, 2006 and 2005, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel and InfoTech, including the purchase of 0.3 million shares of treasury stock by Digital Angel during the nine-months ended September 30, 2005.

Net (Loss) Income

During the three-months ended September 30, 2006 and 2005, we reported a net loss from continuing operations of approximately $3.6 million and $2.7 million, respectively, and during the nine-months ended September 30, 2006 and 2005, we reported net loss of approximately $9.8 million and $2.5 million, respectively. Included in the loss for the three-months ended September 30, 2005 was $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001.

Included in the net loss for the nine-months ended September 30, 2006 was approximately $0.4 million in professional fees associated with VeriChip’s planned IPO and a gain attributable to capital transactions of subsidiaries of approximately $0.2 million. Included in net loss for the nine-months ended September 30, 2005 was $3.2 million of interest recovery as a result of the revaluation of the common stock warrants exchangeable into shares of the Digital Angel common stock owned by us, $0.5 million in legal settlement income, $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. Excluding these items, we incurred a net loss of approximately $9.6 million and $7.8 million for the nine-months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of September 30, 2006, cash and cash equivalents totaled $16.1 million, a decrease of $6.3 million, or 28.2%, from $22.4 million at December 31, 2005.

Operating activities used cash of $4.3 million and $7.4 million during the nine-months ended September 30, 2006 and 2005, respectively. During the nine-months ended September 30, 2006, cash was used primarily for purchase of inventory and other current assets, offset by increased collections of accounts receivable. During the nine-months ended September 30, 2005, cash was used primarily for payment of accounts payable and accrued expenses and other current assets, offset by increased collections of accounts receivable.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $6.0 million, or 22.9%, to $20.2 million at September 30, 2006, from $26.2 million at December 31, 2005. The decrease was primarily due to the decrease in sales in the three-months ended September 30, 2006 compared to the three-months ended December 31, 2005 and due to collections on accounts receivable.

•
Inventories increased $2.3 million, or 18.7%, to $14.6 million at September 30, 2006, from $12.3 million at December 31, 2005. The increase relates primarily to an increase in inventory at Digital Angel.

•
Accounts payable increased $3.3 million, or 26.4%, to $15.8 million at September 30, 2006 compared to $12.5 million at December 31, 2005. The increase was primarily a result of an increase in accounts payable associated with VeriChip and our Advanced Technology segment.

•
Accrued expenses decreased $4.8 million, or 21.5%, to $17.5 million at September 30, 2006 compared to $22.3 million at December 31, 2005. The decrease is primarily due to a decrease in accruals with our voice, data and video telecommunications business, and to an approximately $0.8 million decrease in accruals at Digital Angel.

Investing activities used cash of $3.4 million and $22.9 million during the nine-months ended September 30, 2006 and 2005, respectively. During the nine-months ended September 30, 2006, cash of approximately $2.8 million was used to purchase property and equipment. During the nine-months ended September 30, 2005, cash was primarily used for costs of business acquisitions.

Financing activities provided cash of $1.4 million and $20.5 million during the nine-months ended September 30, 2006 and 2005, respectively. During the nine-months ended September 30, 2006, $16.6 million was provided by borrowings, offset by $14.5 million used for payment of debt. During the nine-months ended September 30, 2005, cash of $17.4 million was provided from the issuance of the Notes and Preferred Stock, $6.1 million was provided from the issuance of common stock, $1.5 million was used for the payment of notes payable, cash of $1.5 million was used for purchases of treasury stock by a subsidiary, partially offset by cash of $0.3 million, which was provided by the issuance of common stock by a subsidiary.

Financial Condition

Financing Agreements and Debt Obligations

Preferred Stock, Senior Unsecured Convertible Notes and Warrants

In connection with the acquisition of Instantel, we entered into a financing agreement with SSFP and SSFA whereby we issued our Series D convertible preferred stock, Series E warrants and senior unsecured convertible notes. The Series E warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The Series E warrants are exercisable at any time at exercise prices ranging from $3.70 to $4.04 per share until they expire on September 10, 2010. These warrants are more fully described in Note 9 to our unaudited condensed consolidated financial statements. VeriChip also issued SSFP and SSFA warrants to acquire 100,000 shares of its common stock at an exercise price of $12.00 per share. The total consideration for the preferred stock, the Series E warrants and the VeriChip warrants was $12.5 million in cash. The notes were issued in the principal outstanding amount of $5.0 million, which was equal to 93.45% of the face amount of $5.4 million. We used these net proceeds of approximately $17.4 million from the financing agreement, together with approximately $4.7 million of internal cash on hand, to fund the acquisition of Instantel. The preferred stock was fully converted during the third quarter of 2005. The notes were repaid in December 2005 as discussed below.

$12 Million Non-Convertible Note

On December 28, 2005, we issued a $12 million non-convertible note to SSIF pursuant to the terms of a note purchase agreement. The note accrued interest at 12% per annum for the first nine-months and then increased by 1% per month thereafter until its maturity date on June 28, 2007.  We used a portion of the net proceeds of approximately $11.8 million from the note to repay approximately $5.35 million of our existing debt to SSFA and SSFP, both of which are affiliates of SSIF. We fully repaid this note on August 24, 2006 with the proceeds from our $13.5 million non-convertible note as discussed below.

$13.5 Million Non-Convertible Note
On August 24, 2006, we closed a $13.5 million non-convertible debt financing transaction with Laurus pursuant to the terms of the Agreement dated August 24, 2006, between us and Laurus. Under the terms of the Agreement, Laurus extended financing to us in the form of a $13.5 million Note. The Note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of August 24, 2009. We obligated to make monthly principal payments ranging from $200,000 to $300,000 beginning on April 1, 2007. The terms of the Note allow for optional redemption by paying 102% of the principal amount. The Note also provides for certain events of default, including (i) failure to pay principal and interest when due; (ii) a violation of a covenant; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note, among others. The covenants in the Agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, creating new indebtedness not specifically allowed under the terms of the agreement, among others. In the event of default, Laurus is entitled to additional interest on the outstanding principal balance of the Note and on all outstanding obligations under the Note and the related agreements entered into in conjunction with the Note in an amount equal to 1% per month.

To secure our obligations under the Agreement, we have granted Laurus a first priority security interest in substantially all of the assets of Applied Digital Solutions, Inc., and we have pledged all of the issued and outstanding capital stock owned by us in InfoTech and certain of our other wholly-owned subsidiaries and 65% and approximately 93% of the issued and outstanding stock owned in VeriChip and Digital Angel, respectively.

We used the proceeds of the Note to repay all of the outstanding obligations under the $12 million non-convertible note to SSIF that we issued on December 28, 2005. Under the terms of the senior secured note, to prepay the loan, we paidan amount equal to approximately $12.7 million, which is the sum of (a) 104% of the principal being redeemed plus (b) all accrued and unpaid interest thereon.  We intend to use the remaining proceeds from the Laurus Note for working capital purposes.

In connection with the financing, we also issued Laurus a warrant for the purchase of 1,791,745 shares of our common stock at an exercise price of $1.88 per share. The warrant is exercisable beginning on August 24, 2006 and expires on August 24, 2013. Laurus has agreed to a 12 month lock-up with respect to the sale of the shares of common stock underlying the warrant. The warrant is more fully described in Note 9 to our unaudited condensed consolidated financial statements.

Royal Bank of Canada Credit Agreement

VeriChip’s subsidiary, VHI, is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million (approximately $1.35 million in U.S. dollars at September 30, 2006). Approximately USD $1.1 million was outstanding as of September 30, 2006. The annual interest rate on the facility is the Bank of Canada prime rate plus 1%.

Intercompany Loan Agreement with VeriChip

On December 27, 2005, we and VeriChip entered into a loan agreement, a revolving line of credit note and a security agreement to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. On October 6, 2006, we and VeriChip amended the existing loan agreement by entering into a First Amendment to Commercial Loan Agreement, an Amended and Restated Revolving Line of Credit Note and a First Amendment to Security Agreement (collectively, the “Amended Agreements”). The purpose of the amendment was to provide for additional availability under the loan primarily to allow VeriChip to pay a final payment in connection with its acquisition of Instantel and to pay costs associated with its initial public offering, as more fully described below. The Amended Agreements amend the original loan documents in the following respects:

•
The revolving credit note, which originally provided for principal advances by us to VeriChip of up to $8.5 million, now provides for principal advances of up to $13.0 million. The principal amount of the note was increased to fund VeriChip's final purchase price payment made on October 10, 2006 in connection with its acquisition of Instantel Inc., which VeriChip acquired in June 2005. By making this payment in cash, we and VeriChip are no longer obliged to issue shares of VeriChip’s or our common stock to the sellers of Instantel Inc. The additional funds available under the loan will also be used for costs related to VeriChip’s proposed initial public offering and sales and marketing efforts, among other things.

•
The interest rate on the principal amount outstanding from time to time under the note has been modified to equal a fixed rate of 12% per annum. Previously, the interest rate payable by VeriChip under the note was equal to the prime rate of interest as published from time to time in the Wall Street Journal.

•
The renewal date relating to our option to extend the note was amended from June 27, 2007 to July 1, 2008. Accordingly, under the Amended Agreements we, at our sole discretion, have the option to extend the note on July 1, 2008 and on each anniversary date thereof until the final maturity date which remains December 27, 2010. If we do not extend the note on a renewal date, the entire amount of principal and accrued interest outstanding thereunder shall become immediately due and payable. The loan may be repaid sooner as the documents continue to provide that the outstanding principal amount of the loan and all accrued interest on the note are due within two business days of the completion of an initial public offering by VeriChip, or if a change in VeriChip's ownership or management occurs. If VeriChip does not complete its planned initial public offering by July 1, 2008, we anticipate that we would extend the loan until VeriChip completes an initial public offering or obtains an alternative source of funding.

Except as set forth above, the Amended Agreements did not amend any other terms of the original loan documents.

The loan is subordinated to the obligations of VeriChip under its credit agreement with the Royal Bank of Canada, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Royal Bank of Canada. As of September 30, 2006, approximately $8.9 million of principal and accrued interest was outstanding on the loan.

Danske Bank Credit Facility

DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million ($2.0 million USD at September 30, 2006) to DKK 18 million ($3.1 million USD at September 30, 2006). In connection with the amendment, Digital Angel Corporation executed a Letter of Support which confirms that Digital Angel Corporation shall maintain its holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank A/S. As of September 30, 2006, the amount outstanding under the credit agreement was $2.5 million. The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At September 30, 2006, the annual interest rate on the facility was 5.1%. Borrowing availability under the credit facility considers guarantees outstanding. At September 30, 2006 the borrowing availability on the credit agreement was DKK 1.2 million ($0.2 million USD at September 30, 2006). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable - Danske Bank

As of September 30, 2006, DSD Holdings is party to a note payable with Danske Bank. Principal payments of DKK 0.3 million ($51,000 USD at September 30, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.07% at September 30, 2006. As of September 30, 2006, the amount outstanding under the note payable was $0.5 million.

Mortgage Notes Payable

Digital Angel is party to a mortgage notes payable collateralized by land and building. Principal and interest payments totaling approximately $20,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.18%. As of September 30, 2006, the amount outstanding under the mortgage note payable was $2.2 million.

Equipment Loans

DSD is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.4 million ($69,000 USD at September 30, 2006) are payable quarterly.  Payments are due through January 2010.  The interest rates on the loans are variable and range from 5.116% to 8.137% as of September 30, 2006.  As of September 30, 2006, $1.0 million was outstanding under the equipment loans.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of September 30, 2006, the borrowing base was approximately $1.4 million, the letters of credit were approximately $0.8 million, no borrowings were outstanding under the credit facility, and approximately $0.6 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. As of September 30, 2006, InfoTech was not in compliance with certain of its financial covenants under its credit facility with Wells Fargo. InfoTech is seeking to obtain a waiver of its non-compliance. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech and us.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit LLC. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of September 30, 2006, $0.5 million was outstanding under the wholesale financing agreement, which is reflected in our unaudited consolidated balance sheet in accounts payable and accrued expenses. If Wells Fargo declares InfoTech in default under its loan as discussed above such event may result in InfoTech being required to immediately repay the amounts outstanding under its wholesale financing agreement with IBM Credit LLC.

Liquidity

As of September 30, 2006, our consolidated cash and cash equivalents totaled $16.1 million.VeriChip had a cash balance of $0.9 million, Digital Angel had a cash balance of $4.0 million, InfoTech had a cash balance of $0.4 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $10.8 million.

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

The purpose of the accelerated vesting of the stock options was to enable us to avoid recognizing in our statements of operations non-cash compensation expense associated with the options in future periods. As a result of the accelerated vesting of the stock options, we expect to avoid recognition of up to approximately $7.6 million of compensation expense in our statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in our pro forma stock-based footnote disclosure included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.  FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of acceleration, that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested over the first half of 2006, with a smaller percentage vesting over the next 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the accelerated vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options was attributable to VeriChip’s executive officers and directors. We are unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration. Based on the high concentration of in-the-money options awarded to VeriChip’s officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the three and nine-months ended September 30, 2006, approximately $26,000 of compensation expense was recorded as a result of the realization of such a benefit by an option holder.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 - Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for us as of the end of our first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact of FAS 158 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

The information in this Form 10-Q is as of September 30, 2006, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of September 30, 2006, our debt consisted of a senior unsecured note with Laurus with a fixed interest rate, VeriChip’s borrowings under its credit agreement with the Royal Bank of Canada bearing interest at the Bank of Canada prime plus 1%, InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, Digital Angel’s borrowings under Danish credit facilities bearing interest at prime plus 2%, an equipment loan bearing variable interest rates ranging from 5.116% to 8.137%, and a mortgage and capitalized leases with fixed or implicit interest rates.

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

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at Dollars in Millions September 30, 2006
Total notes payable and long-term debt	$20.2
Notes payable bearing interest at fixed interest rates	$18.0
Weighted-average interest rate for the nine- months ended September 30, 2006	16.1%

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended September 30, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of September 30, 2006, we have recorded approximately $2.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 12 to our unaudited condensed consolidated financial statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On September 14, 2006, we received a comment letter from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Form 10-K for the year ended December 31, 2005, and our Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. In addition to other comments, the staff’s September 14, 2006 letter included comments relating to the accounting treatment of certain warrants and share exchange agreements.

On October 3, 2006, we responded to all of the staff’s comments. Included in our response were the supplemental analyses and information requested by the staff. As of the date of the filing of this Form 10-Q, the staff continues to review our responses and, therefore, these comments remain unresolved.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three-months ended September 30, 2006, except as reported on our Current Reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION
Henry Schein Inc. Group Purchasing Program Agreement

On October 20, 2006, VeriChip Corporation and Henry Schein Inc. entered into an amendment to a Group Purchasing Program Agreement dated October 28, 2004. The effect of the amendment was to extend the term of the agreement from two years to two years and three months.

Consolidation of VeriChip's Healthcare Security Operations

On November 3, 2006, we finalized our plans to complete the consolidation of VeriChip's healthcare security operations into an existing facility located in Ottawa, Ontario, Canada. The consolidation will entail the closing of operations in Vancouver, British Columbia.

We believe that the consolidation will eliminate duplicative functions and improve operating efficiencies. As a result of the consolidation, we expect to incur charges ranging from approximately $0.8 million to $1.4 million, of which approximately $0.2 million will be non-cash charges. Approximately $0.4 million to $0.7 million of such charges relate to termination benefits, approximately $0.2 million relates to fixed asset reserves, and approximately $0.2 million to $0.5 million relate to additional tax liabilities. We anticipate that $0.6 million to $1.2 million of these charges will be incurred in the fourth quarter of 2006.

Covenant Default on Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On November 3, 2006, InfoTech notified its lender, Well Fargo, that as of September 30, 2006 it was not in compliance with certain financial covenants under its credit agreement. InfoTech is seeking to obtain a waiver of its non-compliance. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech and us. As of September 30, 2006, the borrowing base under the credit facility was approximately $1.4 million, the letters of credit outstanding were approximately $0.8 million and no borrowings were outstanding under the credit facility. If Wells Fargo declares InfoTech in default under the loan such event may result in InfoTech being required to immediately repay the amounts outstanding under its wholesale financing agreement with IBM Credit LLC. As of September 30, 2006, approximately $0.5 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheets in accounts payable and accrued expenses.

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

APPLIED DIGITAL SOLUTIONS, INC.
(Registrant)

Dated: November 9, 2006	By:	/S/ EVAN C. MCKEOWN
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

10.1	Amendment to Group Purchasing Program Agreement between Henry Schein, Inc. and VeriChip Corporation, dated October 20, 2006*

10.2
Securities Purchase Agreement by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.3
Secured Term Note by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.4
Master Security Agreement by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.5
Stock Pledge Agreement by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.6
Common Stock Purchase Warrant by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.7
Registration Rights Agreement by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.8
Funds Escrow Agreement by and between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.9
First Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.10
Amended and Restated Revolving Line of Credit Note between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.11
First Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

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

* - Filed herewith