Form 10-K
period 2006-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2007-03-15
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At June 30, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $127,937,933, computed by reference to the price at which the stock was last sold on that date of $1.89 per share as reported on the National Association of Securities Dealers Automated Quotation System.

At February 28, 2007, 66,998,195 shares of our common stock were outstanding.

Documents Incorporated by Reference: Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	developing and marketing global position systems, or GPS, enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	developing and marketing call center and customer relationship management software and services;

•	marketing information technology, or IT, hardware and services; and

•	selling vibration monitoring systems.

Unless the context otherwise provides, when we refer to the “Company,” “we, “our,” or “us,” we are referring to Applied Digital Solutions, Inc. and its subsidiaries.

As of December 31, 2006, our business operations consisted of the operations of four wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment and three majority owned subsidiaries, VeriChip Corporation, or VeriChip, Digital Angel Corporation, or Digital Angel, (AMEX:DOC) and InfoTech USA, Inc., or InfoTech, (OTC:IFTH). As of December 31, 2006, we owned approximately 91.7% of VeriChip, 55.2% of Digital Angel, and approximately 52.0% InfoTech.

On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. As a result, as of February 28, 2007, we owned approximately 60.7% of VeriChip (NASDAQ: CHIP). As of February 28, 2007, we owned approximately 55.2% and 50.9% of Digital Angel and InfoTech, respectively.

As a result of VeriChip's acquisitions of two RFID businesses during the first half of 2005, we realigned our business into four segments during the first half of 2005. Effective April 1, 2006, we further realigned our segments and during 2006 we operated in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech. Our Healthcare and Security and Industrial segments represent the business operations of VeriChip, and our Animal Applications and GPS and Radio Communications segments represent the business operations of Digital Angel. Prior period information has been reclassified accordingly.

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

Recent Events

Facility Consolidation

We recorded charges of approximately $0.9 million during the quarter ended December 31, 2006, related to our decision in October 2006 to combine VeriChip’s Canadian operations into an existing facility located in Ottawa, Ontario. The combination, expected to be completed in the first quarter of 2007, will entail the closing of VeriChip’s operations in Vancouver, British Columbia. This will eliminate duplicative functions and, we believe, improve operating efficiencies, positioning us to better execute on strategic initiatives to become the leading provider of RFID systems for the healthcare industry. We believe the combination will result in annual savings, of which a significant portion will be cash savings, and will have no effect on revenue. As a result of the combination, we expect to record additional charges during the first quarter of 2007 of approximately $0.3 million, consisting of charges relating to termination benefits.

Amendment to Loan Agreement with VeriChip

On December 27, 2005, we and VeriChip entered into a loan agreement, a revolving line of credit note and a security agreement to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest as published by The Wall Street Journal. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel Inc., or Instantel, which VeriChip acquired on June 10, 2005. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at the our sole option through December 27, 2010.

On January 19, 2007, February 8, 2007, and again on February 13, 2007, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. On February 9, 2007, the effective date of VeriChip's initial public offering, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial public offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. We amended the repayment terms of the loan to allow VeriChip to retain a greater portion of the net proceeds of its offering for use in its business, thereby improving their liquidity for at least the next 12 to 18 months.

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Digital Angel entered into a 10.25% Senior Secured Debenture (the “Debenture”) and corresponding Securities Purchase Agreement (“Purchase Agreement”) with Imperium Master Fund, Ltd., or Imperium, dated effective February 6, 2007. Under the terms of the Purchase Agreement, Digital Angel sold to Imperium a 10.25% Senior Secured Debenture in the original principal amount of $6.0 million and a five-year warrant to purchase 699,600 shares of Digital Angel’s common stock (the “Warrant”). The Warrant has an initial exercise price of $2.973 per share and contains certain anti-dilution adjustments and other adjustments in the event of a change of control or an event of default. The Debenture matures on February 6, 2010, and Digital Angel is obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007.

Digital Angel has the option, but not the obligation, of making the monthly payments, or a portion of the monthly payments, in shares of Digital Angel’s common stock at 92% of the then current market price upon the satisfaction of certain conditions. If an event of default or a change of control of Digital Angel occurs, Imperium has the right to require Digital Angel to redeem the Debenture for a cash amount equal to 110% of the outstanding principal plus interest. The proceeds of the Debenture will be used by Digital Angel to fund a portion of its planned acquisition of certain assets of McMurdo Ltd.'s, or McMurdo's, marine electronics business by Signature Industries Limited, or Signature, a United Kingdom-based subsidiary of Digital Angel, and to invest in continued growth of Digital Angel’s business.

Proposed Acquisition of the Assets of McMurdo

On December 14, 2006, Signature entered into an Asset Sale and Purchase Agreement (“Agreement”) with McMurdo, a United Kingdom-based subsidiary of Chemring Group Plc., or Chemring. Pursuant to the Agreement, Signature will acquire certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, associated assets and goodwill. The assets exclude certain accrued liabilities and obligations and real property, including the plant facility which Signature will have a license to occupy for a period of nine months after completion of the sale. Under the terms of the Agreement, Signature will retain McMurdo’s employees related to the marine electronics business after closing the sale. The acquitions is expected to close during the first quarter of 2007.

The purchase price for the assets is approximately £3,117,000 (approximately $6,106,000 USD at December 31, 2006), subject to certain adjustments, plus an additional deferred payment up to £1,500,000 (approximately $2,938,000 USD at December 31, 2006) based on value of certain specified products sold between November 1, 2006 and October 31, 2007 (“Deferred Payment”). The Deferred Payment is determined on a threshold basis with a minimum threshold, based on the invoiced value of sales during such period and payable when the parties finalize a statement of the sales. Upon signing the Agreement, Signature paid a deposit of £250,000 of the purchase price to McMurdo. The balance of the initial purchase price is payable at closing. If the Agreement is terminated or the sale is not completed, McMurdo will be entitled, under certain circumstances to retain the deposit. Under the terms of the Agreement, Digital Angel will guarantee Signature’s obligations for the Deferred Payment and Chemring will guarantee McMurdo’s obligations for retained liabilities and obligations.

Appointment of Michael E. Krawitz as Chief Executive Officer

Our board of directors and the board of directors of VeriChip desired for Mr. Scott R. Silverman to assume the role as chief executive officer, or CEO, of VeriChip. In connection therewith, effective December 2, 2006, Mr. Silverman was appointed as CEO of VeriChip and resigned his positions as our CEO and acting president, in order to focus his efforts exclusively on VeriChip, by becoming its CEO. Mr. Silverman has remained as chairman of our board of directors and the boards of directors of VeriChip, Digital Angel and InfoTech. Mr. Silverman replaces Kevin H. McLaughlin as VeriChip’s CEO. Mr. McLaughlin resigned as CEO and as a member of the board of directors of VeriChip in anticipation of his retirement, effective March 31, 2007.

Effective December 2, 2006, Michael E. Krawitz, age 37, was appointed our CEO and president. Mr. Krawitz joined us in 1999 and previously served as our executive vice president, general counsel and secretary. On December 6, 2006, in connection with Mr. Krawitz’s appointment as CEO, we and Mr.

Krawitz entered into the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement, or the ADS/Krawitz Employment Agreement.

The ADS/Krawitz Employment Agreement commenced on December 6, 2006 and continues in force thereafter. It provides for an annual base salary of $350,000 and discretionary increases. Mr. Krawitz is also entitled to a discretionary annual bonus to be determined by the board of directors and other fringe benefits. In addition, it provided for the grant of 100,000 shares of our common stock under an applicable stock incentive plan previously approved by our shareholders, with 50,000 of the shares vesting immediately and 50,000 of the shares restricted and subject to substantial risk of forfeiture in the event that the ADS/Krawitz Employment Agreement is terminated by Mr. Krawitz, or terminated by us for cause, as defined in the agreement, on or before December 31, 2008. If Mr. Krawitz’s employment is terminated, a severance payment of approximately $1.5 million will be due, unless his employment is terminated because he resigns (not in connection with a constructive termination or in connection with a change of control) or is terminated for cause. The ADS/Krawitz Employment Agreement also provides that, upon termination of the agreement, Mr. Krawitz will cooperate with any transition and may not compete with us and, in consideration for that cooperation and non-compete, shall be paid $250,000. Any outstanding stock options held by Mr. Krawitz as of the date of the termination or change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and cooperation and non-compete payments made in connection with the ADS/Krawitz Employment Agreement shall be paid in stock (unless we are unable to or if our stock is not both traded and expected for the foreseeable to be traded in the public markets on a national exchange), except for withholdings, which must be paid in cash. Our common stock issuable under the terms of the ADS/Krawitz Employment Agreement is subject to registration rights and price protection provisions.

In connection with the execution of the ADS/Krawitz Employment Agreement on December 6, 2006, we and Mr. Krawitz mutually agreed to terminate Mr. Krawitz’s rights under the provisions of the Executive Management Change in Control Plan approved by our board of directors on May 8, 2004, and under our 2003 Severance Policy.

Appointment of Lorraine M. Breece as our Acting Chief Financial Officer to Replace Evan C. McKeown

On March 1, 2007, our board of directors appointed Lorraine M. Breece as our acting chief financial officer, senior vice president, treasurer and assistant secretary to replace Evan C. McKeown. Effective March 1, 2007, at our request, Mr. McKeown was no longer serving as our chief financial officer, and effective March 9, 2007, we terminated Mr. McKeown’s employment. Ms. Breece previously served as our senior vice president, chief accounting officer and assistant secretary.

Agreement with Former Chief Executive Officer

On December 5, 2006, we finalized and entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman to (i) induce Mr. Silverman to assume the CEO position at VeriChip, (ii) to allow us the option (subject to any necessary approvals) to issue certain incentive payments to Mr. Silverman in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman primarily to motivate him to accept the position as VeriChip’s CEO and to maintain his status on ours, Digital Angel’s, VeriChip’s and InfoTech's boards of directors and to motivate him to improve the value of VeriChip.

Per the terms of the December 5, 2006 Agreement, in consideration for Mr. Silverman waiving all of his rights pursuant to the ADS/Silverman Employment Agreement and as incentive to accept the position of CEO at VeriChip, Mr. Silverman shall receive $3.3 million. The $3.3 million has been included in selling, general and administrative expense in our consolidated statements of operations. The payment is to be made in cash. In lieu of cash, we may, in our sole discretion, elect to transfer to Mr. Silverman shares of our common stock that have a value of $3.3 million. We may elect to pay the amount in stock at any time during the 120 day period following the date of the December 5, 2006 Agreement. If Mr. Silverman remains on our board of directors or if there is some other reason that shareholder approval is necessary to permit the issuance of the stock, then we shall have 120 days from its election to make the payment in shares of our common stock to obtain shareholder approval. If we do not obtain shareholder approval in such timeframe, the payment must be made in cash. In the event that we issue our common stock in payment of the $3.3 million, such stock shall be restricted (that is, subject to a substantial risk of forfeiture in the event that Mr. Silverman voluntarily resigns as the chairman and CEO of VeriChip on or before December 31, 2008, or in the event that VeriChip terminates its employment agreement with Mr. Silverman for cause in accordance with that agreement.). Our common stock issuable under the terms of the December 5, 2006 Agreement is subject to registration rights and price protection provisions.

On March 14, 2007, we made a partial payment to Mr. Silverman in the form of 503,768 shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, as partial payment in connection with our obligations to Mr. Silverman under the December 5, 2006 Agreement.  These shares were issued under a letter agreement between us and Mr. Silverman dated March 14, 2007.  The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 Agreement, including our election to satisfy a portion of our obligation now by issuing the 503,768 shares with a value as of March 14, 2007 of $735,501 and a cash payment of $264,499.  These shares were issued to Mr. Silverman outright with no risk of forfeiture.  Per the terms of the letter agreement, Mr. Silverman further agreed that he will not require us to make the remaining portion of the payment due to him under the December 5, 2006 Agreement of $2.3 million until the earlier of April 1, 2008 or the receipt of funds by us in excess of $4.0 million in a single transaction resulting from (i) the issuance of our equity; or (ii) the sale of one of our assets, including the shares of Digital Angel or VeriChip common stock that we own.

Incentive and Recognition Policy

We had an Incentive and Recognition Policy, or IRP, pursuant to which executive bonuses were due for 2006. The terms of the IRP were approved by the compensation committee of our board of directors in March 2006. Our board of directors determined to fix the 2006 bonus payments for two participants, Mr. Silverman and Mr. Krawitz, in order to resolve and clarify any outstanding compensation issues, given the wide range of potential bonuses under the IRP and the timing of VeriChip initial public offering and how that may have effected such range. Accordingly, Mr. Silverman’s and Mr. Krawitz’s bonus for 2006 were fixed at $900,000 and $350,000, respectively. The bonuses paid to our other executive officers were determined and paid in accordance with the terms in the IRP.

VeriChip Employment and Non-Compete Agreement

Effective December 5, 2006, VeriChip and Mr. Silverman entered into the VeriChip Corporation Employment and Non-Compete Agreement, or the VeriChip Employment Agreement. The VeriChip Employment Agreement terminates five years from the effective date. The VeriChip Employment agreement provides for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman is also entitled to a discretionary annual bonus and other fringe benefits. In addition, it provides for the grant of 500,000 shares of restricted stock of VeriChip. VeriChip is required to register the shares as soon as practicable. The stock is restricted and, is accordingly, subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment or VeriChip terminates his employment for cause on or before December 31, 2008. If Mr. Silverman’s employment is terminated prior to the expiration of the term of the VeriChip Employment Agreement, certain significant payments become due to Mr. Silverman. The amount of such significant payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. Any outstanding stock options held by Mr. Silverman as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the VeriChip Employment Agreement must be paid in cash, except for a termination due to Mr. Silverman’s total disability, death, a constructive termination, or termination without cause, which may be paid in shares of VeriChip’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.

VeriChip Change in Control Plan

On March 2, 2007, VeriChip's compensation committee of its board of directors approved the VeriChip Corporation Executive Management Change in Control Plan. The plan provides compensation due to a change in control of VeriChip, as such term is defined in the plan, to VeriChip's officers, Messrs. Gunther, Caragol and Feder. Upon a change in control of VeriChip, Mr. Gunther and Mr. Caragol would each receive the sum of (i) his earned but unpaid base salary and bonus compensation as of the date of the change in control; plus (ii) 1.5 times his base salary; plus (iii) 1.5 times the average bonus received for the three full calendar years. immediately prior to the change in control, or if the change in control occurs in 2007, the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, or if the change in control occurs in 2008, the average of the bonuses earned in 2006 and 2007.  Upon a change in control, Mr. Feder would receive the sum of his (i) earned but unpaid base salary and bonus compensation as of the date of the change in control; plus (ii) 1.0 times his base salary; plus (iii) 1.0 times the average bonus received for the three full calendar years immediately prior to the change in control, or if the change in control occurs in 2007, the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, or if the change in control occurs in 2008, the average of the bonuses earned in 2006 and 2007. The plan provides for the amount received to increase on December 31, 2007 and on each December 31 thereafter until the multiplier of base salary and bonus compensation reaches 3 for Messrs. Gunther and Caragol and 1.5 for Mr. Feder. The plan also provides that any outstanding stock options, restricted stock or other incentive compensation awards held as of the date of the change in control become fully vested and exercisable as of such date, and, in the case of stock options, remain exercisable for the life of the option. Such compensation will be decreased by the amount of any compensation (salary or bonus) that is contractually guaranteed by an acquiror in a change in control transaction so long as the guaranteed compensation relates to an executive position that is of the same or increased level of responsibility and authority and at the same or higher salary and bonus levels as the executive position held at the time of implementation of this plan.

VeriChip Initial Public Offering and Underwriting Agreement

On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. As a result, as of February 28, 2007, we owned approximately 60.7% of VeriChip (NASDAQ: CHIP).

We, VeriChip and Merriman Curhan Ford & Co., as representative of the several underwriters named in an underwriting agreement, (the "Underwriting Agreement"), entered into the Underwriting Agreement dated February 9, 2007. The Underwriting Agreement was entered into with respect to the common stock offered by VeriChip in connection with its initial public offering, which commenced on February 9, 2007 and was completed on February 14, 2007. In connection with the offering, we and VeriChip agreed to issue and sell to the underwriters 3,100,000 newly issued shares of VeriChip's common stock. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.

We had granted to the underwriters an option, exercisable as provided in the Underwriting Agreement, to purchase up to an additional 465,000 shares of VeriChip's common stock, such shares being shares currently owned by us, at the initial public offering price of $6.50 per share, less underwriting discounts and commissions. The option expired unexercised on March 11, 2007.

The Underwriting Agreement required that VeriChip reimburse the representatives for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price of the offered shares of common stock, which was paid at closing. In addition, VeriChip agreed to reimburse the underwriters $150,000 of their legal fees incurred in connection with the offering.

Reincorporation in Delaware

On March 8, 2007, we filed papers to begin the process of changing our state of incorporation from Missouri to Delaware. We expect to complete the reincorporation on or about March 20, 2007.

Industry Overview

Our current activities encompass the development and marketing of RFID and GPS-enabled identification and location products, call center and customer relationship software, and vibration monitoring systems, and the marketing of telecomm infrastructure, and IT hardware and services.

RFID has become an important technology widely adopted and used in the auto identification market, an industry characterized by identifying and locating objects electronically. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology seems to possess greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.

Our RFID businesses focus on human healthcare (i.e., infant protection, wander prevention, asset/staff location and identification, patient identification and medical records), security applications, pet identification and safeguarding, and livestock/fish identification tracking and food safety and traceability (e.g., livestock tracking).

The basic components of an RFID system consist of:

•
a “tag,” containing a microchip-equipped transponder, an antenna and a capacitor, attached to the item to be identified, located or tracked, which wirelessly transmits stored information to a receiver;

•	one or more receivers, also referred to as “readers,” which are devices that read the tag by sending out an RF signal to which a tag, in the range of the signal, responds; and

•	the equipment, cabling, computer network and software applications to use the processed data for one or more applications.

Most RFID systems use either “active” or “passive” tags, with the choice reflecting the different characteristics of the tags and the nature of the RFID system application. The key difference in the technology is that active RFID systems deploy tags with battery-powered microchips that emit a signal at regular intervals or continuously and do not rely on power from the reader to operate, while passive RFID  systems deploy tags with microchips that have no attached power supply and receive an activating charge from the reader’s signal. Applications that require receipt of signals between the tag and the reader beyond approximately 10 meters in range usually need a battery in the tags.

RFID and the Healthcare Industry

According to a report prepared by IDTechEx, a United Kingdom-based consulting firm, entitled “RFID in Healthcare 2006-2016,” the market for RFID tags and systems in the healthcare industry in 2006 amounts to $90 million, representing approximately 3% of the total RFID market. IDTechEx has forecast that by 2016 the market for RFID tags and systems in the healthcare industry will grow to approximately $2.1 billion, estimated to then represent 8% of the total market for RFID technology. The anticipated rapid growth in the healthcare industry’s adoption of RFID technology reflects the many healthcare-related applications envisioned and the benefits - for example, operational efficiencies, cost control and error prevention - to be derived from such applications.

Some of the major applications of RFID systems being deployed in the healthcare industry today include:

•
Infant Protection—At present, approximately 50% of maternity wards and other birthing facilities in the United States, or U.S., and 65-75% of maternity wards with greater than 1,000 births per year, have some type of infant protection system - though not necessarily an RFID system. Based on our experience, we anticipate that hospital maternity wards and birthing centers will continue to upgrade their security measures, with RFID systems designed for these applications achieving greater market penetration. The adoption of security measures, such as the implementation of an RFID infant protection system, has been prompted by problems in dealing with mother-baby mismatching and infant abduction. The Journal of Healthcare Protection Management has reported that an estimated 20,000 mismatching incidents occur annually in the U.S. Between 1983 and 2004, 223 infants were recorded as being abducted in the U.S., with over 50% taken from healthcare facilities.

•
Wander Prevention—At present, we estimate that roughly 30% of the long-term care facilities in the U.S. have deployed an RFID-type wander prevention system. The level of system deployment varies by type of facility. Nursing homes reflect the highest level, followed by assisted living facilities. The implementation of RFID wander prevention systems has been prompted by the significant number of individuals residing in long-term care facilities, including nursing homes and assisted living facilities, who are at risk of wandering away from their care facility. This can result in danger to the individual and subsequent liability to the healthcare facility and its insurer. According to the National Institute on Aging of the U.S. National Institutes of Health, in 2005 there were approximately 37 million people over the age of 65 in the U.S. alone, and that number is expected to grow to approximately 58 million by 2025. Furthermore, according to the National Nursing Home Survey, published by the Center for Disease Control in June 2002, as of 1999, there were 18,000 nursing homes in the U.S. in which approximately 27% of the residents suffered from Alzheimer’s disease, dementia or related disorders.

IDTechEx expects that over the next ten years the second-largest RFID application, by value, within the healthcare industry will be real-time location systems for staff, patients, visitors and assets. Real-time location systems are designed to locate persons or objects from a distance within a defined physical space, such as an entire hospital, a care unit or a patient’s room. In this context, “real-time” means that the RFID system checks and updates the location of the persons and/or objects on a frequent basis, such as every few seconds.

We believe that RFID technology may also be used to address the need of emergency room personnel and other first responder medical practitioners to identify uncommunicative patients and rapidly access their personal health records, and we believe that use of such technology has the potential to improve patient care, enhance productivity and lower costs. The IDTechEx report refers to a study performed by the U.S. Institute of Medicine that estimated that preventable medical errors in the U.S. cause between 44,000 and 98,000 deaths each year, due in part to mistaken patient identification and lack of information on a patient’s medical history, and results in losses, other than the loss of human life, of $17 billion to $29 billion annually. These losses include the expense of additional care needed because of mistakes, disability, and lost productivity and income. One factor that can contribute to the occurrence of preventable medical errors is the inability to identify a patient and/or access his or her health records. Recognizing the problem of patient identification and access to medical records, the U.S. government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a National Health Information Technology Plan which features as one of its main initiatives a plan to establish electronic health records for a majority of Americans within the next ten years.

RFID and Security and Industrial Applications

The security, industrial and government sectors also stand to benefit from the implementation of RFID technology. Many high security facilities, such as government and industrial facilities, have a need for access monitoring. For example, nuclear power plants, national research laboratories and correctional facilities require the means to accurately and securely monitor activity. Line of sight identifiers, such as ID cards, suffer from problems that RFID technology readily overcome, such as reliance on human visual identification, loss, theft, tampering and slow speed.

Vibration Monitoring

Government regulations relating to the monitoring of vibrations resulting from activities, such as mining, commercial blasting, pile driving and heavy construction, require compliance with specified standards. These standards serve to limit the potential for damage to neighboring structures and to minimize human annoyance. The demand for such monitoring, though affected by the level of economic activity, has, in general, increased over the last 20 years, reflecting the greater degree of blasting and vibration activities occurring closer to densely populated areas. In addition, the insurance industry requires monitoring to avoid claims for vibration-related damage.

Pet Identification and Safeguarding

Pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information through RFID scanners. We believe the pet identification and safeguarding market is expanding.  A New York Times article dated July 23, 2005, indicates that the chipping of pets is reported to be most prevalent in Europe, where roughly 40% of pet owners in some European countries are believed to have had veterinarians implant RFID tracking devices and by some estimates, as many as half of the dogs in England are now implanted with a microchip.  The U.S. pet market has significant growth potential, as reportedly only about 5% of pet owners have opted to have their pets chipped.  As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), we believe the market is expected to expand even further and more rapidly.

Livestock/Fish Identification Tracking and Food Safety and Traceability

The use of RFID technology in the tracking of livestock in the U.S. received a boost in December 2003 when a cow in Mabton, Washington was found to have Chronic Wasting Disease (commonly referred to as Mad Cow Disease), resulting in the banning of the U.S. cattle industry’s exports.  Since that time, the U.S. Department of Agriculture (the “USDA”) and other state agencies, and the Canadian government, have been initiating pilot programs designed to test the viability of large-scale food animal identification and tracking systems.  Currently, most livestock producers use visual rather than electronic identification tags.  Cattle and other livestock tend to move from place to place, and from owner to owner.  For this reason, visual tags have limitations in terms of the ability to trace where a diseased animal has been and what other animals could have been exposed to it.  The USDA is targeting a national identification system that would allow such tracing within 48 hours, enabling the implementation of quarantines effectively and efficiently and helping to protect the value of farmers’ livestock investments. During 2006, the Canadian government decided to extend a national program through December 2007 for the funding of livestock RFID readers and scanning systems. The government-backed program is part of Food Safety and Quality within Agri-Food Canada to reimburse eligible participants by defraying a part of the cost of RFID equipment used to scan electronically identified animals as they move from farm to market.

GPS and Radio Communications

Global Navigation Satellite System (GNSS) is the standard generic term for satellite navigation systems that provide autonomous geospatial positioning with global coverage. The Navigation Satellite

Timing and Ranging Global Position System, or NAVSTAR GPS, which was developed by the U.S. Department of Defense, is the only fully operational GNSS. The satellite constellation is managed by the U.S. Air Force 50th Space Wing. Although the cost of maintaining the system is approximately $400 million per year, including the replacement of aging satellites, GPS is free for civilian use as a public good. In addition to NAVSTAR GPS, there is some indication that other nations may begin deploying GNSS. The Russian GLONASS is a GNSS in the process of being restored to full operation. The European Union Galileo positioning system is a next generation GNSS in the initial deployment phase, scheduled to be operational in a few years, and China has indicated it may expand its regional Beidou navigation system into a global system.

A GPS receiver calculates its position by measuring the distance between itself and three or more GPS satellites. Measuring the time delay between transmission and reception of each GPS radio signal gives the distance to each satellite, since the signal travels at a known speed. The signals also carry information about the satellites' location. By determining the position of, and distance to, at least three satellites, the receiver can compute its position using trilateration. Receivers typically do not have perfectly accurate clocks and, therefore, track one or more additional satellites to correct the receiver's clock error.

The original motivation for satellite navigation was for military applications. Today, GNSS systems have a wide variety of civilian uses such as:

•	Navigation, ranging from personal hand-held devices for trekking, to devices fitted to cars, trucks, ships and aircraft;
•	Synchronization;
•	Location-based services such as enhanced 911;
•	Surveying;
•	Entering data into a geographic information system;
•	Search and rescue;
•	Geophysical sciences; and
•	Tracking devices used in wildlife management.

Our focus is in the areas of search and rescue and locator beacons, and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of industries including the military, air and ground ambulance operators law enforcement agencies and energy companies. We believe that there is excellent growth potential in each of our markets and particularly, for us, in sales of our military personnel location beacons due to recent technology improvements. However, each market in which we compete is highly competitive.

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

Call Center and Customer Relationship Management Software and IT Hardware and Services

The information technology sector in which our call center, customer relationship management software and IT hardware and services businesses compete is comprised of leading information technology manufacturers, including Citrix, Cisco, Hewlett Packard, International Business Machines, or IBM, Lexmark, Microsoft and 3Com that continue to invest in research and technology to expand and improve available IT products and services. According to the McKinsey and Company Software 2006 Industry Report, the software industry is in the midst of a quiet but dramatic revolution. Chief Information Officers and IT executives expect software to gain a greater share of their IT budgets - from 30% in 2006 to 38% by 2008. The continual development of high-tech applications in every day products such as refrigerators, washers and dryers, televisions, computers and telephones will result in the need for more service software products. Given the intense competition in the industry, it is expected that new products and services will continue to evolve and will require innovative software solutions as well as solutions-based IT knowledge and expertise.

Operating Segments

VeriChip's operations comprise two of our business segments: Healthcare and Security and Industrial. Each of these segments is presented below.

Healthcare Segment

Principal Products and Services

Our healthcare segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:

•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	an asset/staff location and identification system used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.

Our Healthcare segment also includes the VeriMed system, from which, to date, we have derived only nominal revenues.

Infant Protection

We are a leading provider of RFID infant protection systems, which we market and sell under the Hugs and HALO brand names. Our systems reduce the risk of infant abductions and mother-baby mismatching, and enable healthcare professionals to accurately identify infants. Our systems help protect infants from abductions by sounding alarms, locking doors and disabling elevators. While infant abductions are rare, the impact of a single case can create a severe negative impact on hospitals, birthing centers and families. With an additional optional component worn by the mother, one of our systems can be used to help prevent mother baby-mismatching through an audible signal to indicate a match or mismatch.

The Hugs system uses a proprietary anklet band containing an active RFID tag. If the band is cut or tampered with, a signal is emitted to a receiver. The Hugs system software continually monitors the status of all infant tags, and will generate an alarm if a tag does not send a status message every 12 seconds - and more frequently when within the range of a mounted receiver at a point of egress. The beacon is received by receivers positioned above the ceiling or by a door that monitor the tag’s location. Once a signal is emitted to a receiver, the receiver then sends the signal to a server containing our application software. The optional Kisses component to the Hugs system is designed to ensure mother infant matching. With the Kisses option, each mother wears a small Kisses tag. Every time a mother and infant are brought together, an audible signal indicates a match or mismatch. In the event of a mismatch, the infant’s tag immediately alerts the maternity ward or birthing center. The HALO system uses a generic bracelet, which goes around an infant’s ankle, containing an active RFID tag incorporating our proprietary skin-sensing technology. If the skin-sensing tag is removed from the infant’s skin, a signal is emitted to a receiver. Any unauthorized attempt to remove the HALO tag, or to take the infant through a monitored exit, immediately results in an alarm at the HALO computer. The alarm identifies the infant and exact location.

Wander Prevention

We believe that we are one of the leading providers of active, wearable tag RFID wander prevention systems, which we market and sell under the Roam Alert brand name. Our systems allow healthcare professionals to accurately identify and locate residents of long-term care facilities, including nursing homes and assisted living facilities, as well as hospital psychiatric wards and trauma units. Our systems help protect residents from wandering by sounding alarms, locking doors and disabling elevators. Residents wearing our tags are typically individuals who suffer from a dementia-related disorder, such as Alzheimer’s disease. In addition, hospitals can use our wander prevention systems in their pediatric wards to help protect their patients and reduce potential liability.

With the Roam Alert wander prevention system, an at-risk resident of a long-term care facility wears an active tag RFID bracelet. Exits are protected by door receivers. When the resident approaches an exit, the door controller locks the door to prevent the resident from leaving or, if the door is open, an alarm sounds. All alarm information is presented in an intuitive visual format: the name of the resident, his/her location and even a picture can be displayed on PCs installed at one or several nurse stations around the long-term care facility. For bypassing doors, staff members wear staff pendant tags. Doors will unlock automatically and the system will record the identity of the staff member, as well as the resident(s) the staff member is escorting.

Asset/Staff Location and Identification

Our Assetrac asset/staff location and identification system provides a reliable and efficient method for hospitals and other healthcare facilities to locate high-value mobile medical equipment, which we believe can be of help in providing ready access to such equipment when needed and reducing losses due to misplacement or theft. The location information provided by the system can also be used to establish whether that equipment has been sterilized since its last use. This information helps to ensure that patients are treated with sterile and safe equipment.

Our asset/staff location and identification system can be utilized for other applications, such as:

•	tracking patients for identification purposes prior to the administration of medications or surgery;

•	tracking the location of caregivers in healthcare facilities to ensure timely response to emergencies; and

•	facilitating staff alarms in the event of patient violence.

Hospitals have the ability to deploy asset/staff location and identification systems of varying scale, ranging from a system covering a single department, such as the emergency room or the operating room, to one covering the entire facility. The system can provide a combination of portal-based tracking and true real-time tracking. To date, three of our asset/staff location and identification systems have been sold and installed. These systems were sold through a single distributor on a private label basis.

VeriMed System

Our VeriMed system is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. Our VeriMed system provides emergency room physicians and staff who have access to our scanner and either our or a third-party database with rapid access to patient pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. In addition, we believe that our recent introduction of our wireless handheld scanner will make the VeriMed system an important identification tool for EMTs and other emergency personnel outside the hospital emergency room setting.

The components of our system include:

•	a glass-encapsulated microchip-equipped transponder, antenna, and capacitor;

•	a fixed location, and now a wireless handheld, scanner; and

•	a secure, web-enabled database containing patient-approved information.

The microchip used in the VeriMed system is a passive RFID microchip, approximately the size of a grain of rice, which is implanted under the skin in a patient’s upper right arm by the patient’s physician. The capsule is coated with a polymer, BioBondTM to form adherence to human tissue, thereby preventing migration in the body. Each microchip contains a unique 16-digit identification number. The identification number can be read by one of our handheld scanners. When the scanner is placed within a few inches of the microchip, a small amount of radio frequency energy passes from the scanner, energizing the dormant microchip, which then emits a radio frequency signal transmitting the identification number. With that identification number, emergency room personnel or EMTs can securely obtain from our or a third party’s database the patient’s pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. We currently envision offering patients two annual subscription levels to our database, basic and full-featured.

Growth Strategy

For the foreseeable future, we expect that our Healthcare segment’s revenue will continue to be derived primarily from sales of our infant protection and wander prevention systems, which along with our asset/staff location and identification system, make up our healthcare security system offerings.

We believe that the global market for infant protection systems, including components of such systems that are consumable items, is currently growing at a rate of approximately 10-15% per year, although we consider the market relatively mature. The U.S. currently accounts for more than 95% of the global market for infant protection systems. There are approximately 3,400 birthing hospitals in the U.S. We estimate that infant security systems have been implemented in approximately half of these facilities. Approximately 1,100 U.S. hospitals and birthing centers use our infant protection systems. We believe that growth opportunities exist among the remaining facilities that do not yet have infant protection systems in place, as well as through replacement of legacy systems. Presently, approximately half of our infant protection system sales are replacement system sales.

We estimate that within the U.S. RFID-type wander prevention systems are currently installed in approximately 30% of the more than 52,000 nursing homes and assisted living facilities. While the nursing home segment is considered fairly well penetrated, we believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will continue to drive growth in demand for wander prevention systems for the next several years.

In view of the relative maturity of the markets for our infant protection and wander prevention systems - at least in the U.S. - our growth strategy for these businesses encompasses the following:

•	Market and sell these systems internationally through distribution relationships;

•
Leverage our established brand recognition, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems; and

•	Offer healthcare security applications that are flexible, scalable and expandable.

According to a report prepared by IDTechEx, a United Kingdom-based consulting firm, over the next ten years the second-largest RFID application, by value, within the healthcare industry will be real-time location systems for staff, patients, visitors and assets. The largest RFID application is anticipated to be item-level tagging of pharmaceuticals. IDTechEx predicts that these two applications, on a combined basis, will represent an $800 million market by 2016. We believe that it is important for our asset/staff location and identification system to capture market share in the emerging market for real-time location and identification systems in the healthcare industry within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that  have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate healthcare industry professionals regarding the benefits, including the return on investment, we believe can be achieved through implementation of RFID location and identification systems.

We intend to leverage our established brand, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems. We believe that our efforts to develop a common technology platform for our infant protection, wander prevention and asset/staff location and identification systems will help us to migrate our existing end-use customers into deployment of our asset/staff location and identification systems. We believe that a common technology platform will allow us to provide our end-use customers with an enhanced value proposition through the ability to maximize their return on investment from deployment of an RFID system, and distribute the infrastructure and installation costs, across multiple applications.

We believe our VeriMed system will prove of use to emergency room personnel and other first responder medical practitioners in identifying uncommunicative patients and rapidly accessing their personal health records at the time of initial treatment. The primary target market for our VeriMed system consists of people who are more likely to require emergency medical care, persons with cognitive impairment, persons with chronic diseases and related conditions, and persons with implanted medical devices. We believe that there are approximately 45 million patients in the United States alone who fit this profile. Through use of our VeriMed system, a person can be scanned for the unique, 16-digit identification number on the implanted microchip, enabling access from our or a third party’s database to that person’s pre-approved information, including the person’s name, primary care physician, emergency contact information, advance directives, and if the person elects, other pertinent data, such as personal health records.

In the initial phase of our efforts to create a market for the VeriMed system, we have focused on getting hospitals and third-party emergency room management companies to adopt the VeriMed system in their emergency rooms. This focus reflects our recognition that physicians who treat patients within our target market may be disinclined to discuss with their patients, and patients may not be persuaded by, the benefits of the VeriMed system in the absence of some or all of the hospital emergency rooms in their immediate geographic area having become part of our network. To build out our network, we have been providing our scanners, at no charge, to hospitals and third-party emergency room companies. As of December 31, 2006, 392 hospitals and other medical facilities have agreed to adopt our VeriMed system in their emergency rooms. Approximately 20% of these facilities have received training in the use of our system and, as part of their standard protocol, are scanning patients who arrive in their emergency rooms unconscious, confused or unable to communicate. We expect to continue this “seeding” process for the foreseeable future, as we endeavor to build out the network across the U.S. and overseas.

As of December 31, 2006, over 1,200 physicians have registered in our VeriMed physician network and, as such, have agreed to make the VeriMed system available to their patients. To date, these physicians have implanted 222 people, from which we have generated nominal revenues. We attribute the modest number of people who have undergone the microchip implant procedure to a number of factors. Two of such factors are: (i) at present the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance; and (ii) no clinical studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed. We are in the process of facilitating and, in one case, funding clinical studies that we believe may demonstrate the efficacy of the VeriMed system. We believe that once this is established, government and private insurers may be more likely to cover the cost of the microchip implant process.

Sales, Marketing and Distribution

Our end-use customers consist of healthcare facilities, such as hospitals and long-term care facilities, healthcare professionals, such as physicians, individual patients and other customers that purchase our systems for non-healthcare applications, such as construction, oil and gas companies and power companies. Our sales and marketing strategy is to sell our systems through multiple channels. However, to date we have sold essentially all of our active RFID systems through dealers. Most of our largest dealers, by volume of systems sold, are focused exclusively or primarily on the healthcare industry. As of December 31, 2006, our Healthcare segment’s sales and marketing staff consists of a total of 47 people, based primarily in Ottawa, Canada and Florida. We have a limited number of sales representatives strategically located in other places in North America, where we have a number of hospitals that have adopted our VeriMed system.

We market our systems primarily by attending trade shows and medical conferences and by advertising in publications.

Infant Protection/Wander Prevention

We currently sell our infant protection and wander prevention systems through dealers. These dealers are typically appointed, on a non-exclusive basis, to cover a specific geographic sales territory. The term of such appointment is generally for one year, but subject to automatic renewal from year-to-year in the absence of a termination by us or the dealer. In general, our agreements with our dealers impose no minimum purchase requirements. Some of our dealer agreements include price protection provisions, under which we undertake not to charge the dealer prices higher than the best price we are offering our systems to any of our other dealers.

Our dealers of our infant protection and wander prevention systems have responsibility for the installation and after-sale servicing and maintenance of such systems. System installation requires relationships with cable companies, knowledge of the other products that need to be integrated with our hardware and knowledge of local codes. To ensure that our systems are installed in accordance with our standards, we have established a distribution technical training and certification program. In addition to system installation, our dealers provide end-use customers with post-sale customer service and system maintenance.

Asset/Staff Location and Identification System

The three asset/staff location and identification systems that have been sold and installed were sold through Agility Healthcare Solutions LLC, a company engaged in logistical management of mobile assets for the healthcare provider industry. These systems were sold on a private label basis. Agility Healthcare markets our systems under its name using its sales force, as well as through some of our dealers that also sell our infant protection systems. We are in the process of building out our distribution network for our asset/staff location and identification system and providing the requisite training to certain dealers. We anticipate that the optimal size of our dealer network for this system will be smaller than that for our infant protection and wander prevention systems, given the higher price points for asset/staff location and identification systems, the need to reach senior level executives of targeted healthcare facilities and the anticipated longer sales cycle.

VeriMed System

To date, our marketing efforts with respect to our VeriMed system have been to provide our scanners to hospitals and third-party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. We expect to continue this “seeding” process for the foreseeable future as we endeavor to build out our network across the U.S. and overseas. In addition, we have been marketing our VeriMed system to physicians, who treat patients who fit the profile for which our VeriMed system is intended to benefit, in those geographic areas surrounding hospitals that have adopted the VeriMed system. We have entered into dealer arrangements to distribute the VeriMed starter kit sets and the microchip insertion kits.

Competition

Our Healthcare segment’s systems utilize RFID technologies. While certain of our competitors also sell products that use RFID technologies, some sell products that incorporate other technologies, such as high frequency radio signals, or WiFi, barcode technology and biometric technology. We are unable to predict which technology healthcare facilities will most widely adopt in the future. In addition, some of our current competitors, as well as companies who utilize RFID technologies in applications outside of our target markets, have significantly greater financial, marketing and product development resources than we do. Low barriers to entry across most of our product lines may result in new competitors entering the markets we serve. Also, our competitors may be able to respond more quickly to new or improved technologies by devoting greater resources to the development, promotion and sale of products. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.

With respect to our infant protection and wander prevention systems, several other companies offer solutions for these applications, including Visonic Technologies, RF Technologies, Innovative Control Systems and Senior Technologies. We believe that competition in these markets is mainly based on product features, reputation, including endorsements by other healthcare facilities, and brand awareness. We believe that we currently possess a leading market share in infant protection systems and are one of the leading providers of wander prevention systems in North America.

With respect to our VeriMed system, we do not believe any other company currently offers a human implantable microchip-based patient identification system. However, various media sources have reported on people who have been implanted with RFID chips obtained over the Internet for as little as $2.00. We do not know if the RFID microchips obtained over the Internet are in compliance with the Federal Food, Drug and Cosmetic Act, its regulations or the FDA special controls guidance document applicable to this technology. In addition, various alternative patient identification solutions are currently available, such as bracelets sold by MedicAlert, health information wallet cards, biometric systems and key fobs that store personal health records. We are currently in the process of seeking to create a market for our VeriMed system, and our competitive position in this market will depend on whether hospitals and other healthcare providers accept this new technology and incorporate it into their standard protocol. Our competitive position will also depend on whether patients prefer our VeriMed system to existing or future identification systems, as well as whether the implant process becomes subject to reimbursement by government and private insurers.

Manufacturing; Supply Arrangements

We outsource the manufacturing of all the hardware components of our active RFID systems to third-party contractors, but conduct final assembly, testing and quality control functions internally. To date, we have not had material difficulties obtaining system components. Except as discussed below, we believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business.

We source the custom straps used with our Hugs infant protection systems from a sole supplier, Emerson & Cuming Microwave Products. Emerson & Cuming manufactures the straps at a single facility located in New England, although it operates another facility in Belgium from which the straps could be manufactured. While we and our dealers maintain excess inventory to ensure that we maintain an adequate supply of the straps, we believe it would take several months to make alternative arrangements should we be unable to source these custom straps from Emerson & Cuming. Under the agreement with Emerson & Cuming, we are subject to minimum purchase requirements, with the aggregate amount of our minimum purchase requirements being $4 million over the next five years.

Digital Angel is VeriChip's sole supplier of the implantable microchip used in our VeriMed system and our VeriGuard and VeriTrace systems, under the terms of an agreement VeriChip entered into with Digital Angel in December 2005. Under the terms of the agreement, VeriChip is required to meet certain minimum purchase requirements to maintain exclusivity.  The term of the agreement ends on March 4, 2013, subject to earlier termination in the event of either party’s default or bankruptcy. However, so long as VeriChip meets the minimum purchase obligations under the agreement, the term is to be automatically renewed on an annual basis until the expiration of the last of the patents covering any of the supplied products.

All of VeriChip's and Digital Angel’s implantable microchips are manufactured for Digital Angel by Raytheon Microelectronics España, a subsidiary of Raytheon Company, or RME, under the terms of a supply agreement between Digital Angel and RME. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is Digital Angel’s preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that

RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by Digital Angel; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for Digital Angel to arrange for production of the transponders by a third party. Accordingly, we cannot assure you that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.

Security and Industrial Segment

Principal Products and Services

Our Security and Industrial segment encompasses the sale of:

•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity;

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools; and

•	systems incorporating our implantable microchip for security applications.

Vibration Monitoring Instruments

Our Blastmate and Minimate vibration monitoring instruments provide engineering, construction and mining professionals with an accurate and efficient means to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting occurs. Government regulations relating to vibration monitoring require compliance with specified standards to limit the potential for damage to neighboring structures and to minimize human annoyance that may result from commercial blasting or heavy construction. Our instruments assist in evaluating the peak vibration level, which is a key statistic in the prevention of structural damage. We are in the process of developing and introducing a new instrumentation platform. The new platform will replace our existing platforms for our vibration monitoring instruments, for which we are facing certain manufacturing challenges due to the discontinuation and unavailability of key components.

Asset Management System

Our asset management system, ToolHound, is used by industrial companies to manage and track their mobile equipment and tools. Our primary markets for the ToolHound system are the heavy construction, power generation and petrochemical processing industries. ToolHound is a turnkey system consisting of barcodes, durable scanners, wireless access points and management application software that includes a check-out and return system for mobile equipment and tools. The information relating to the equipment is maintained in a database enabling a company to monitor inventory, equipment maintenance status and job activity status.

VeriGuard and VeriTrace

We have also developed two other systems that utilize the implantable microchip, our VeriGuard and VeriTrace systems.

Our VeriGuard system uses our implantable microchip and/or active RFID tags to provide secure access control into restricted areas, map/track visitors throughout a facility, and track assets. These applications can be used in high security facilities, such as government facilities, nuclear power plants, national research laboratories and correctional facilities, to provide secure ingress and egress and local area location. In the case of our active RFID systems, users have the ability to identify and locate individuals in restricted areas, similar to our asset/staff location and identification system targeted at the healthcare sector, using the same reader technology. With systems using our implantable microchip, individuals are identified by a scanner. Per-user price considerations are such that the VeriGuard system competes primarily with high-end biometric access control methodologies, such as retina scanning.

Our VeriTrace system was conceived in the wake of Hurricane Katrina, when we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. Our implantable microchips were used to provide an end-to-end tagging solution for the accurate tracking and identification of human remains and associated evidentiary items. We have not, as yet, taken any steps to market our VeriTrace system.

Growth Strategy

We perceive the market for vibration monitoring instruments to be of limited size and growth potential. Our primary strategy to grow this business is through the introduction of a new instrumentation platform. We believe that the new platform, which we anticipate will be completed in 2007, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities. In addition, we expect the new platform will entail the addition of several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring.

We sell our entry-level asset management systems through our direct sales force at price points that vary widely based on the size and scope of the system. We are currently in the process of seeking to  sell our ToolHound systems through an indirect distribution channels. We believe that creating indirect distribution channels for these systems will provide a basis for increased sales and operating profit for these systems through at a lower overall gross margin which will reflect the cost of the dealer discounts.

Based on feedback from our customers, we believe that the return on investment from deployment of industrial asset tracking solutions, such as our ToolHound asset management system, can be attractive (reflecting the significant savings associated with reducing the amount of theft of tracked assets), but implementation of such solutions is often a low priority for our target customers: companies in asset-intensive industries (e.g., construction, mining, utilities) which tend to have higher-value mobile assets and are thus more likely to invest in more comprehensive solutions such as our ToolHound system. These customers are generally affected by the same macroeconomic drivers, making this business vulnerable to changes in those drivers.

Since our VeriGuard and VeriTrace systems, like our VeriMed system, incorporate our implantable microchip, many of the risks associated with the VeriMed system apply to the VeriGuard and VeriTrace systems, including the risk of possible third-party claims asserting we are violating rights with respect to certain patented intellectual property underlying each of these systems. We do not anticipate generating more than nominal revenues from the sale of the VeriGuard and VeriTrace systems prior to the expiration of the patent in April 2008.

Sales, Marketing and Distribution

We distribute our Blastmate and Minimate systems to engineering, construction and mining professionals through an independent network consisting of approximately 75 dealers, approximately half of which operate in North America.

We market and sell our ToolHound system primarily through our direct sales force based in Ottawa, Canada. We market our ToolHound system predominately in North America to approximately 150 accounts, which include construction companies and other industrial organizations.

We sell our VeriGuard system through international distributors. We intend to seek additional distributors to sell our VeriGuard system in North America, and initially, in Europe. Our existing distributors market this system for security purposes to control access to restricted areas in government and industrial facilities.

Competition

With respect to the products our Security and Industrial segment offers, we believe that competition is mainly based on product performance and ease of use, purchase price and operating cost. We believe that our systems are designed and manufactured to compete favorably based on these criteria with competitive systems currently in the market.

The ToolHound system provides broad functionality relative to competitive products, including multi-facility management, usage tracking by cost center, remote requisition, employee certification, third-party enterprise resource planning integration, and time and attendance capability. In addition, our core competency in RFID technology provides us with expanded product development possibilities, such as the ability to read data from RFID tags.

Some of our current competitors, as well as companies who utilize RFID technologies in applications outside of our target markets, have significantly greater financial, marketing and product development resources than we do. Low barriers to entry across most of our product lines may result in new competitors entering the markets we serve. Also, our competitors may be able to respond more quickly to new or improved technologies by devoting greater resources to the development, promotion and sale of products. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.

Manufacturing; Supply Arrangements

We outsource the manufacturing of all the hardware components of our vibration monitoring and asset management systems to third-party contractors, but conduct final assembly, testing and quality control functions internally. Currently, we are facing certain manufacturing challenges due to the discontinuation and unavailability of key components of our vibration monitoring systems. We believe the new vibration monitoring platform, when completed, will better integrate with contemporary data communications protocols and enhance our ability to obtain key components.

Digital Angel is VeriChip's sole supplier of the implantable microchip used in our VeriGuard and VeriTrace systems, under the terms of an agreement VeriChip entered into with Digital Angel in December 2005, as more fully discussed in connection with our Healthcare segment, which is presented above. All of the implantable microchips used in our VeriGuard and VeriTrace systems are manufactured for Digital Angel by RME under the terms of a supply agreement between Digital Angel and RME. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Certain of the automated equipment and tooling used in the production of the transponders is owned by Digital Angel; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for Digital Angel to arrange for production of the transponders by a third party. Accordingly, we cannot assure you that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.

Digital Angel's operations comprise two of our business segments: Animal Application and GPS and Radio Communications. Each of these segments is presented below:

Animal Applications Segment

Principal Products and Services

Our Animal Applications segment develops, manufactures and markets visual and electronic identification tags and RFID microchips, primarily for the identification, tracking and location of companion pets, horses, livestock, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. Our Animal Applications segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:

•	visual and electronic ear tags for livestock; and
•	implantable microchips and RFID scanners for the companion pet, horse, livestock, fish and wildlife industries.

Digital Angel holds patents on our syringe-injectable microchip for use in animals. Each microchip is individually inscribed and programmed to store a unique, permanent 10 to 16-digit alphanumeric identification code. These microchips are tiny, passive electronic devices ranging in size from 12 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The smallest microchip is about the size of a grain of rice. The microchip is coupled with an antenna and placed either in a two-piece plastic e.Tag™ or in a glass-like injectable capsule. The e.Tag™ is typically affixed to the ear of the animal. The implantable microchip is injected under the skin using a hypodermic syringe, without requiring surgery. As with our human implantable microchips, each capsule is coated with a polymer, BioBondTM to form adherence to tissue, thereby preventing migration in the host’s body. An associated scanner device uses radio frequency to interrogate the microchips and read the code. During 2006, Digital Angel received a patent for our Bio-Thermo® implantable microchip product, which provides accurate temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner.

Our pet identification and location system involves the insertion of a microchip, with identifying information, in the animal. Scanners located at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. We have an established infrastructure with RFID scanners placed in approximately 75,000 global animal shelters and veterinary clinics. Approximately 3.5 million companion animals in the U.S. have been enrolled in our distributor’s database, and a pet is recovered in the U.S. by that system every six minutes.

Our miniature RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish. During 2006, Digital Angel installed what we believe is the world’s largest RFID ready system, a 16-foot by 16-foot RFID antenna designed to electronically track indigenous salmon populations. In addition, it launched its second generation unitary core transponders. These updated transponders are designed to provide greater reader reliability while increasing reader range.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, we also produce visual and RFID identification products, principally for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. Digital Angel has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers and as part of various pilot studies for the USDA’s and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.

Growth Strategy

The principal components of our Animal Applications segment’s growth strategy are to:

•	focus on animal identification products in the growing livestock, fish and wildlife industries;
•	become a major player in the food source traceability and safety tracking systems arena; and
•	increase our market share in the pet identification and equine markets with enhanced products such as our Bio-Thermo product.

Through our Animal Applications segment, we are one of the leading suppliers in the U.S. of RFID-enabled implantable microchip products for companion animals, laboratory animals and wildlife, and visual identification tags for livestock. The chipping of companion pets has increased in Europe, in part, because in 2004, several European countries began requiring that all pets crossing their borders be identified with a either a tattoo or a microchip. In addition, world-wide standardization of the frequency on which the microchips operate will most likely lead to higher world-wide chipping rates. Our chips can be read by the world standard, which is 134.2 kilohertz.

The USDA, the states of Kansas and Minnesota, and the government of Canada are utilizing our RFID system for use in their respective large-scale food animal identification programs. These pilot programs may lead to implementation of national and/or regional RFID-enabled identification program.

In April, 2006, Digital Angel was awarded a U.S. Patent for its Bio-Thermo® temperature sensing implantable RFID microchip designed for non-laboratory applications that uses RFID technology to determine the body temperature of its host animal. Potential applications for the Bio-Thermo® chip include non-invasive monitoring of temperatures in cats, dogs, livestock and horses and early detection of infectious diseases such as Avian Bird Flu in poultry. We have begun a national initiative to target the use of our Bio-Thermo microchips to address the more than $100 million U.S. equine market for identification products. There are approximately eight million horses in the U.S. that are covered by identification and health status surveillance, which is required by local and state equine animal health professionals. Since late 2005, the California Horseracing Board, a division of the California Department of Agriculture, has been using federal funds to implant all new, in-coming young horses entering their racing career, with our Bio-Thermo microchips. To date, the California Horseracing Board has purchased 1,500 Bio-Thermo chips, out of an order of 4,000, and an estimated 500 horses at Southern California racetracks have already been successfully implanted. The New York State Horse Health Assurance Program recently implemented a comprehensive health campaign that utilizes Bio-Thermo microchips, and other state agencies are expected to launch similar programs.

In addition, future product enhancements include read/write microchips and new scanning systems that will extend the capabilities of our products while integrating them with evolving animal management systems. We intend to continue to develop new products based on our customers’ needs. We plan to continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety.

Sales, Marketing and Distribution

Our companion pet identification and location system is marketed in the U.S. by Schering-Plough Animal Health Corporation, or Schering-Plough, under the brand name Home Again® Pet Recovery Service. In February 2007, we signed a new exclusive distribution agreement with Schering-Plough Home Again LLC, a wholly owned subsidiary of Schering-Plough, to provide electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. Schering-Plough's new network, which markets the complete electronic pet identification system under the brand name HomeAgain®, is the nation's first comprehensive system to assist in the search for lost pets. The new Schering-Plough distribution agreement is for a period of two years, which may be extended for one year, and does not provide for minimum purchase requirements by Schering-Plough.

Our product is also marketed by various other companies, including (i) in some countries in Europe by Merial Pharmaceutical under the Indexel® brand; (ii) in the United Kingdom and Ireland by Animalcare under the idENTICHIP® brand; (iii) in other European countries and in Australia, New Zealand and Japan by various distributors under the LifeChip® brand; (iv) among others.  We have an established infrastructure with readers placed in approximately 75,000 global animal shelters and veterinary clinics.

BioMark, Inc. is our U.S. distributor for our fish and wildlife RFID microchip products. Electronic identification products for livestock are sold directly to our customers under the Destron brand. Digital Angel has multi-year supply and distribution agreements with its customers, which have varying expiration dates. The remaining terms of such agreements are between one and eight years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Digital Angel’s agreements generally do not have minimum purchase requirements and can be terminated without penalty.

For the year ended December 31, 2006, one of our Animal Application’s customers, Schering Plough Animal Health Corporation, accounted for approximately 22% of its revenues. We believe we would be able to arrange for a third party to distribute our implantable microchips in the U.S. if Schering-Plough no longer distributed them. However, it may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party, which may negatively affect future sales.

 Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from this customer could have a material adverse effect on our financial condition and results of operations.

Competition

The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are AllFlex USA, Inc. and Y-Tex Corporation, and the principal competitors in the RFID identification market are AllFlex, USA, Inc., Datamars SA and Avid Identification Systems, Inc. We believe that intellectual property position and our reputation for high quality products are our competitive advantages.

Our principal competitors in Europe are Allflex and Merko. We believe that our efficient low cost production, reputation for high quality ear tags and our clear focus on the market are our competitive advantages. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.

Manufacturing; Supply Arrangements

Our Animal Applications segment has not been materially adversely affected by the inability to obtain raw materials or products during the past three years. The segment relies solely on a production arrangement with Raytheon Microelectronics Espana, a subsidiary of Raytheon Company, or RME, for the assembly of its patented syringe-injectable transponders. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is Digital Angel’s preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by Digital Angel; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for Digital Angel to arrange for production of the transponders by a third party. Accordingly, we cannot assure you that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.

Besides RME, our Animal Applications segment’s other principal suppliers are TSI Molding, Inc., BASF and Creation Technologies. We generally do not enter into contracts with these suppliers.

GPS and Radio Communications Segment

Principal Products and Services

Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of vehicles, aircraft and people in remote locations. This segment’s principal products are:

•
GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve commercial and military markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and
•	Alarm sounders for industrial use and other electronic components.

GPS Enabled Search and Rescue Equipment and Intelligent Communications Products

Our personal locator beacons, or PLBs, which are sold under the SARBE™ brand name are used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. Digital Angel’s majority owned subsidiary, Signature, which is based in the United Kingdom, has been developing and manufacturing PLBs for five decades. Reports of Second World War airmen and sailors at sea awaiting rescue with little more than the faint hope that a passing ship would find them was the catalyst that inspired Signature to develop a new way of saving lives by making the search part of search and rescue more effective. Today, we believe that we are a world-

leading supplier of PLBs and our SARBE trademark is widely considered a generic term for these devices, which are now found on ships, aircraft and submarines in the armed forces of over 40 countries. United Kingdom airmen were among the first to carry these lifesaving devices. Today every Royal Air Force, Royal Navy and Army airman carries a SARBE. PLBs are also packed in the survival packs of life rafts on military ships. Our latest generation SARBE for military personnel is the software-defined SARBE G2R, which provides true global reach and recovery. This programmable radio features peacetime and combat modes. As with previous PLBs, G2R can be configured to operate with any fast jet ejection seat and incorporates a specially designed system that automatically activates the beacon and deploys the antenna to the optimum position. This ensures that even if aircrew are unconscious or injured, the SARBE transmission will be initiated immediately as no human intervention is required; reducing the time it takes to initiate a search. Our SARBETM G2R has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons.

We are also a distributor of two-way communications equipment in the United Kingdom. Our products range from conventional radio systems for the majority of radio users, for example, safety and security, construction, manufacturing, and trunked radio systems for large scale users, for example local authorities and public utilities. We also offer marine radios, air band radios and Immarsat communication equipment for use on a global basis.

GPS and Geosynchronous Satellite Tracking Systems

Our GPS and geosynchronous satellite tracking systems, which are sold through Digital Angel’s wholly-owned subsidiary, OuterLink Corporation, or OuterLink, include tracking software systems for mapping, automatic vehicle location, and voice and text messaging. These systems provide security of high-value assets, such as airplanes, helicopters, trucks, ambulances and marine fleet. The systems consist of a terminal, interface/display units, antennas, management software and messaging and voice services. Mounted in either mobile or fixed assets, our terminals are bi-directional satellite transceivers that provide remote processing and interface to sensors, switches and real-time GPS services. Our terminals interface with display units to deliver filed-based arm/disarm control, 2-way text and voice messaging and emergency alerts. We provide a variety of antennas that match environmental, operational and installation equipment. Our CommTrack™ system software is a powerful base-station platform for mobile resource management. Our real-time, 2-way data voice and voice messaging services between operation centers and mobile assets allow for automatic fight following, asset tracking and fleet management.

Alarm Sounders

We also manufacture electronic alarm sounders under the Clifford & Snell name. These products are used to provide audible and or visual signals, which alert personnel in hazardous areas, including the oil and petrochemical industry, and in the fire and security market. Our recent Yodalex explosion proof sounders and strobes include an omni-directional, high-sound output with sounder/strobe combination all sharing a common explosion proof enclosure.

Growth Strategy

We believe that our PLBs offer the greatest source of growth for our GPS and Radio Communications segment. COSPAS-SARSAT forecasts that the global population of the new generation of digital beacons will grow from 400,000 today, to 900,000 by 2012, providing us with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacons over the next two years as air forces upgrade their gear. Air forces in the United Kingdom and the U.S. will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. In August 2006, we were awarded a contract by the U.S. Air Force to develop a new survival radio for military aircraft. We were one of only two companies to win the contract to develop a new radio to replace the URT33, which is carried in aircrew survival packs and sets off a distress signal in an emergency. The URT33 will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by COSPAS-SARSAT on February 1, 2009.

In addition, on December 14, 2006, Signature, our London-based subsidiary, entered into an agreement to acquire certain assets and customer contracts of McMurdo, a manufacturer of emergency location beacons, from Chemring Group PLC. McMurdo has a worldwide distribution network of approximately 60 outlets. We believe this acquisition will more than double the revenue base of our survival radio business and significantly broadens our product offerings in both the maritime and military sectors.

We are also developing, under a joint venture agreement, an automatically activated and deployed emergency radio for the Royal Netherlands Navy, which will alert rescue authorities and pinpoint a stricken submarine submerged or on the surface. We are also pursing opportunities to supply beacons to Scorpene submarines that have been ordered by the Navies of Malaysia, India and Chile.

We believe that another significant growth opportunity will come in the next few years when the Galileo GNNS network of satellites is fully launched and becomes operational. This European GNNS system is set to begin satellite launches in 2007 and will be launched throughout the period 2007 to 2010. It is expected that this ENSS system will add the facility for a confirmation message to be relayed back to the active beacon, so those awaiting rescue will know immediately that their signal has been received and that help is at hand; something the present satellite structure cannot do. This will add an additional degree of confidence to anyone in distress with a PLB.

Sales and Distribution

We sell our PLBs and our GPS and geosynchronous satellite tracking systems directly to our customers through a direct sales force of approximately six personnel, and through supply and distribution agreements, which have varying expiration dates. The remaining terms of such agreements are between one and three years.

We sell our alarm sounders through various distributors located in Europe, Australia, New Zealand, Hong Kong, Japan, South Africa Singapore and the U.S. We are also a distributor of two-way communication equipment in the United Kingdom. Our agreements with these distributors have varying expiration dates.

Competition

Principal methods of competition in our GPS and Radio Communications segment include geographic coverage, service and product performance. The principal competitors for our PLB’s are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. We believe that being first to market with GPS in our search and rescue beacons and the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.

The principal competitors for our GPS and geosynchronous satellite tracking systems are Blue Sky Networks, Sky Connect and Comtech Mobile Data Com. We believe our competitive advantages are lower cost communications, more frequent reporting on a near real time basis and the ability to provide additional messaging capabilities in addition to vehicle tracking.

Manufacturing; Supply Arrangements

 Our GPS and Radio Communications segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. This segment’s principal suppliers are Contract Components Ltd., Motorola Ltd., and Delta Impact Ltd.,. We generally do not enter into contracts with these suppliers.

Advanced Technology Segment

Principal Products and Services

The principal products and services in our Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks sold through Computer Equity

Corporation’s wholly-owned subsidiary, Government Telecommunications, Inc., or GTI;
•	customer relationship management software and services sold through Pacific Decision Sciences Corporation, or PDSC; and
•	proprietary call center software sold through Perimeter Technology, or P-Tech.

Secure Voice, Data and Video Telecommunications Networks

GTI is a telecommunications network integrator and a supplier of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services to various agencies of the federal government. GTI’s products include voice mail, Internet cabling, phones and telephone wiring, and its key customers for 2006 were the U. S. Social Security Administration, the USDA and the U.S. Veterans Administration.

Customer Relationship Management Software and Services

Our customer relationship management software and services are sold through our wholly-owned subsidiary, PDSC. PDSC provides a complete solution to manage all aspects of customer service, including help desk, call handling and service dispatch, contracts management, service marketing, billing, inventory management and more. PDSC products are designed to support service relationship management systems and services. It systems are fully scalable and modular and they provide the flexibility to support traditional client/server, web-based or service oriented architectures. These systems provide seamless integration with other applications via standard XML integration methods.

PDSC’s Flagship Service System, or Flagship System, a service relationship management product, is geared to medium and large size clients and is scaleable and customizable. The key to its scalability and customization is the use of the IBM UniVerse data server and the System-Builder tool set. The IBM UniVerse data server is an extended relational, multi-value data server designed for embedding in vertical applications. The System Builder tool set is a cross-platform application development and deployment environment that enables developers to quickly design IBM UniVerse/UniData data server structures. PDSC’s revenue is derived primarily from service labor related to the implementation of its systems, however, license fees offer the opportunity to generate additional revenues. PDSC’s systems are licensed per number of concurrent users. The systems can be installed on any number of workstations.

Call Center and Customer Relationship Management Software and Services

Our Advanced Technology segment is also a provider of a proprietary, call center software and related services through our wholly-owned subsidiary, P.Tech. Our software is designed to deliver an "all in one" contact center platform which features skills based routing and universal queuing for all types of interactions, including voice, email, chat and fax. The system also incorporates Internet voice redialing, predictive dialing, recording, work force management and comprehensive monitoring and reporting. All applications are delivered on a single software based platform, allowing organizations the ability to provide control, consistency and accountability across multiple customer touch points, without the challenge and cost of integration.

Thermo Life

We have also developed and seek to commercialize a miniaturized low power thermoelectric generator called Thermo Life®. Thermo Life is intended to provide a miniaturized power source for low-powered devices such as micro sensor systems, ZigBee chipsets, wearable electronics, implantable medical devices, active RFID tags and numerous other applications.

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

Growth Strategy

Telecomm Infrastructure Business

During 2006, over 98% of our telecomm infrastructure business consists of providing program management, engineering, network design and installation of large-scale voice, data and video telecommunications products to various agencies of the U. S. government. During 2006 and 2005, our revenue and gross profit decreased from the levels we experience in prior years, primarily as a result of the termination of a large postal service contract in January 2005 as well as increased competition for U.S. government contracts in the telecom industry. Despite the decrease in revenue in 2006 and 2005 as compared to previous years, we experienced higher margins from sales of our voice, data and video telecommunications products (i.e., approximately 26.3% and 25.0% in 2006 and 2005, respectively, versus 14.9% in 2004) as we focused on strengthening our base of business and providing our customers with higher-margin products and services. Going forward, we intend to continue our focus on higher-margin offerings, as well as obtaining additional VoIP and other telecomm related contracts. In addition, we hope to continue developing new lines of business in emerging and existing technologies related to our telecomm infrastructure business including VoIP networks, wireless networks, access control and video surveillance systems and security networks.

Customer Relationship Management Software and Call Center Applications

During 2006 and 2005, our research and development efforts included upgrading our customer relationship management software and call center applications. Today, we believe that our Flagship System is a unique, proprietary customer relationship management software package. During May 2006, we entered into contracts with IBM for sales of our Flagship System and related services. The contracts have an estimated value of over $10.0 million. We expect to complete these contracts and recognize the remaining revenue associated with these products and services over the next 24 months.

We believe that our growth depends on our ability to support our customers throughout the full life cycle of our product offerings. This includes:

•	implementation planning;
•	implementation;
•	additional functionality;
•	future scalability;
•	response time;
•	backup and restore; and
•	disaster recovery.

In addition, our software application growth strategy includes ensuring that our products are designed to meet the needs of a global market, thereby supporting the language, culture and character encoding needs of worldwide customers. To accomplish this, we focus on (i) internationalization; (ii) localization; (iii) multilingual quality assurance; (iv) global product marketing; and (v) global product support. Our Flagship System is currently operational in five languages: French, German, Spanish, English and American English. There are future plans to make our Flagship System available in Russian and Hindi, and in double byte languages such as Chinese and right-to-left languages such as Arabic.

Sales and Distribution

Secure Voice, Data and Video Telecommunications Networks

During 2006, approximately 98% of our sales of secure voice, data and video telecommunications networks were generated through sales to various agencies of the U.S. government. GTI is currently performing under the Federal Supply Schedule 70, referred to as Schedule 70, and a contract with the GSA referred to as CONNECTIONS. The CONNECTIONS contract is for in-building and campus telecommunications networks and services. GTI must develop a proposal in response to a government solicitation, and compete with other CONNECTIONS contract holders in order to be awarded a task.

In addition GTI has a task order with the U.S. Social Security Administration which was renewed in October 2006, valued at approximately $3.4 million annually, and a contract with the U.S. Air Force awarded in September 2004 valued at approximately $2.3 million . The task order and contract relate to the installation, maintain and support of telecommunications facilities. The U.S. Air Force contract had a base term of one year, plus four one-year options. The Air Force renewed its option during 2006. GTI also had a contract with the USPS for its Mail Processing Infrastructure (MPI) (the “USPS MPI Contract”). USPS terminated the USPS MPI Contract for its convenience in January 2005. Approximately 2% and 52% of Computer Equity Corporation’s consolidated revenues in 2005 and 2004, respectively, came from the USPS MPI Contract.

Customer Relationship Management Software and Services

Approximately 98% of PDSC revenue for 2006 was derived from under two Statements of Work, or SOWs, with IBM. The SOWs cover software license fees totaling $5.0 million, plus monthly billings for services as provided. The SOWs adopt and incorporate by reference the terms and conditions of a Licensed and Developed Works Agreement, or LDW, which PDSC and IBM entered into on April 1, 1999. The SOWs became effective beginning May 1, 2006 and will remain in effect until terminated. The SOWs supersede and replace a previous SOW between PDSC and IBM dated March 31, 1999, as amended. Under the terms of the LDW and the SOWs, IBM has agreed to license from PDSC its Flagship Service System and all of the PDSC services modules currently installed by IBM for an initial payment of $2.5 million, and a web-based call center application for an additional $2.5 million to be paid in three payments upon the delivery by PDSC and acceptance by IBM of the call center application releases. PDSC has deliver one of the call center application releases and anticipates delivering the remaining call center application releases over the next six to 24 months. In addition, PDSC is supplying IBM with maintenance and support for the system and application, which will be paid by IBM based upon a monthly personnel charge for the services provided. It is anticipated that these services will be required for the next 18 to 24 months. These agreements will allow IBM to utilize PDSC’s service management software to support all of its customer and internal service organizations throughout the world.

Other customers of our customer relationship software and services are Ricoh Corporation, Qualex/Kodak, Equant/France Telecom and PSE&G Utilities, among others. We currently sell these products through our direct sales staff.

Call Center Software and Services

Over the past 18 years, P-Tech has successfully delivered solutions to over 700 call centers, supporting in excess of 100,000 agent positions throughout the US, Canada, United Kingdom, and Australia. Our clients range from small enterprises to multinational Fortune 500 companies. Our call center software has been implemented in numerous industries, including manufacturing, financial, utilities, retail, health, communications, high tech, insurance, transportation and government.

Significant customers of our call center software and services are the State of Tennessee and Mankato Telephone.

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

Our relationship management and call center software businesses compete with SAP, Aestea, Metrics People Soft, Nortel, Avaya, Genesis, Cisco, Siebel, Telepony@Work, Cosmo Com, among others. Many of these competitors have significantly greater financial, technological, marketing and other resources than we do.

Suppliers

Our Advanced Technology segment’s major suppliers are Wire One Communications, Anixter, iAnywhere Solutions, Interactive Intelligence and Alliance Systems, among others. This segment does not enter into contracts with its suppliers.

To date, the Advanced Technology segment has not been materially adversely affected by the inability to obtain materials or products.

InfoTech Segment

Principal Products and Services

As a full service IT provider, our InfoTech segment offers a wide variety of IT solutions that are tailored for each unique IT need of our customers. From basic installation and operational assistance to complex enterprise network implementations, our goal is to provide a turnkey solution to today’s IT needs with a high level of customer service and satisfaction. The solutions we offer are engaged at any point throughout the entire IT lifecycle of an organization. We utilize an industry best-practices approach: analyze, design, implement, operate, and optimize lifecycle methodology.

Practices

Microsoft Technologies Practice

Microsoft’s network operating system is the most dominant and familiar enterprise solution. As Microsoft continues to introduce newer, more robust operating systems, applications, and services into the enterprise market, our InfoTech segment will continue to help our customers maximize the benefit from adopting these new operating systems and overcome the integration challenges they face.

Our expertise includes messaging and collaboration services that give our customers the needed expertise in designing and upgrading electronic communication systems. With the overlay and convergence of our established practices we are also more apt to provide for a compliant, secure, scalable, and efficient messaging architecture.

Virtualization Practice

As the market continues to demand more productivity from already strapped resources virtualization aims to save money for customers by leveraging existing resources more efficiently, reducing capital expense, decreasing implementation costs, and providing better redundancy.

We deliver to our customers the leadership, access to market leading software solutions and expertise necessary to initiate a virtualization strategy. Our consultants are fully trained and certified on virtualization products, and strategic third-party support products that will automate much of the intensive analysis and implementation tools for a thorough solution.

Security Practice

Pressure from multiple sources, such as shareholders, customers, auditors, and government regulators, continues to drive organizations to better secure their information assets. Due to the nature of security and the rapidly changing environment, security has become a program of evolution within an organization.

As external threats continue to leverage more sophisticated tools and processes, sustaining a constant vigil can be overwhelming for an organization. Our experience and exposure to such diverse environments allows us to design, deploy and manage superior security solutions that are more capable of defending our customers’ networks than the solutions they can implement on their own. The threat is not simply from the outside. Most security breaches are instigated by inside threats. Consultants, vendors, partners, or even disgruntled or misguided employees are all a threat to an organization. Our solutions work to secure all IT aspects within an organization. Providing the customer with real time analysis of vulnerabilities, we work to make our customers more proactive to threats.

Internetworking Practice

We deliver solutions that allow an organization to interconnect IT resources throughout the enterprise in whatever medium is necessary to meet the customers’ diverse connectivity requirements. Our expertise covers traditional Wide Area Networks (WAN), connecting our customers between their site(s) and the internet; Local Area Networks (LAN), providing high speed interconnectivity within a campus or single facility; and wireless networking technologies that allow our customers to remove tethered access and enable employees with computing mobility.

Storage Practice

Customers continue to increase their reliance on IT systems. As generation of all kinds of data continues to grow in size and importance, many organizations need to move to a more robust storage solution that offers them a higher capacity, availability, redundancy, and efficiency. Our consultants lead customers through the complexities and challenges associated with analyzing data, selecting a storage strategy, designing storage architecture, deploying the equipment and streamlining the operations and management of storage solutions.

Our storage portfolio offers a comprehensive solution set that meets the needs of small or large organizations regardless of performance requirements and budget constraints.

Systems Management Practice

The capital expense associated with IT procurement is only a small percentage of the total cost of ownership. Our system management practice evaluates a customer’s environment and positions the appropriate tool sets to meet the operational requirements. Utilizing systems management, we can significantly reduce the effort, speed the response and limit the productivity loss associated with the efforts to maintain, deploy, and operate new applications, workstations, servers, or other IT systems.

Service Offerings

We have developed service offerings that are packaged solutions directed at the enterprise and leverage multiple practices to execute. These solutions offer a comprehensive approach to industry leading initiatives that help meet business objectives within an organization. We have identified the initiatives and cross trained our highly specialized consultants to enable them to deliver these services.

Consolidation Strategies

We are a leader in developing a consolidation strategy that not only reduces costs, but also aggressively positions the organization for scalability through maximizing existing investments. Consolidation efforts can be directed at servers, storage facilities, and data center footprints.

VoIP

The convergence of voice and data utilizing internet technology to deliver VoIP is a compelling technology that many organizations are actively evaluating or adopting. We provide full lifecycle support to our customers looking to leverage the advantages of this increasingly adopted technology. We also assume and manage the necessary infrastructure to deliver voice services to our customers’ employees without the expense of ramping internal support for this technology.

Compliance

We understand the security mandates that must be followed in highly regulated organizations, such as healthcare, finance, and public corporations.

We offer bundled solutions geared to expertly address the emerging security and compliance requirements stemming from the Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leach-Bliley Act and the Sarbanes-Oxley Act.

Business Continuity and Disaster Recovery

Business Continuity and Disaster Recovery has become a strong focus for our organization as well as our customers. The enormous increase in business transactions that take place electronically combined with the impact of recent disasters has given our customers a pressing urgency to effectively plan, design, and regularly test restoration of their businesses. We believe an effective plan can avoid significant losses and meet regulatory compliance. We further believe that we have the resources to deliver solutions that mitigate the risk associated with such catastrophes.

Asset Acquisition and Management

We provide a virtually transparent supply chain for the procurement of cutting edge information technology assets. We believe our total acquisition and support model is one of the most flexible and cost-effective models in the industry since we are able to partner with multiple, high-end technology distributors.

Call Center

We offer basic hardware and software support services on as-needed and fixed price bases enabling our customers to choose the amount of support required to ensure optimum IT utilization.

On-site support

We offer the on-site support expertise of technicians and network and systems engineers with real-world expertise ranging from desktop configuration to multi-site, multi-platform enterprise network deployment. Planned on-site services can be arranged to assist with existing or planned network and systems initiatives such as upgrades, network operating system and data migrations, network infrastructure deployment, server integration and remote communication deployment.

Warranty & Maintenance Support

As an authorized service provider for Hewlett Packard, IBM, Lexmark and other manufacturers, we provide warranty support services for installed systems and network computing environments. We honor the manufacturers' warranties during the manufacturers’ warranty periods. Our maintenance agreements provide complete coverage for customers’ systems and network infrastructure environments, from server-based technologies, communications devices and management tools to desktop computers and all associated peripherals.

Growth Strategy

Our InfoTech segment’s strategy is to be a leading provider of integrated IT services and products that add significant and measurable business value to small to medium-sized companies, Fortune 1000 companies and other organizations. The following are the key elements of our strategy.

Leverage Existing Customers

We must continue to satisfy our existing customers. A strong track record of delivering high quality integrated IT products and services with each customer often increases the amount, scope and sophistication of the engagements we enter into with our customers. This record reinforces our growing reputation as an innovative provider of integrated IT solutions. We also believe that maintaining a reputation for delivering innovative business and technology strategy, and high customer satisfaction, will increase our ability to attract new customers through increased revenues and strong references.

We believe that our expertise in specific vertical markets considerably enhances our ability to help companies gain competitive advantages. In each of our vertical markets, we employ industry experts, pursue targeted sales and marketing, develop vertical based offerings and capitalize on referrals from existing customers. We will continue to emphasize this focus and will seek to expand the scope of our vertical expertise.

Expansion Through Acquisitions

We continuously review potential acquisitions with the goal of identifying strategically and financially attractive IT services companies that could complement or expand our technology platform in our market area of northern New Jersey and metro New York City, and beyond. We identified a number of potential acquisitions in 2006 and will continue to investigate these and other possible transactions in 2007 as we continue to drive for profitability and enhanced emphasis upon services offerings.

Hire and Retain Skilled Professionals

We believe our ability to deliver sophisticated IT solutions, combined with our reputation for excellent customer service, distinguishes us from our competitors. To deliver these services, we must continue to hire and retain skilled professionals in all disciplines and foster collaboration among them.

Key organizational development initiatives include a comprehensive orientation and training program for all new employees. Under this program, we provide ongoing technical and project management training as well as career path management and guidance. We are committed to recruiting and hiring quality professionals and to maintaining a culture that motivates our staff while cultivating collaboration and retention.

In 2006, we hired an executive vice president of sales to join our senior management team to further develop our strategic direction and initiatives, and oversee our sales and marketing efforts. We also hired a senior project manager to overhaul our service department operations and systems in order to position us for growth.

Evolving Methodology

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

Strategic Alliances

We believe our relationships with leading technology partners provide increased visibility and sales opportunities. In 2006, we continued to maintain our status as a certified business partner of many of today’s leading information technology manufacturers. We are authorized to market products from Cisco, Citrix, Hewlett Packard, IBM, Lexmark, Microsoft, 3Com, VM Ware, Alternative Technology, Clear Cube and Tumbleweed. Additionally, in 2006 we added a new strategic partnership with Florida-based SL Powers to deliver managed services to the small and medium sized business market in our geographic area.

Sales and Marketing

A significant percentage of our InfoTech segment’s revenue is derived from sales to educational institutions, the legal and financial community, medical facilities, and New York City governmental agencies. However, InfoTech's customer base also includes retailers, manufacturers and distributors. During 2006, two customers, GAF Materials Corporation and Hackensack University Medical Center accounted for 23% and 20% of InfoTech total revenue, respectively. These largest customers for 2006 continue to be active customers.

The majority of InfoTech’s revenue is derived from purchase orders received from customers for products and/or services that are fulfilled within a few weeks time. Of our InfoTech segment’s total revenue for 2006, approximately $0.4 million, or 3%, was related to contract sales. All of InfoTech’s contracts are hardware maintenance contracts that generally last for a period of one year and are cancelable by either party without penalty upon 90 days written notice.

Our InfoTech segment’s sales force is in a constant process of participating in and completing manufacturers’ training programs to give them the needed expertise and certification required to sell the higher-end product lines we continue to pursue in our overall strategy. In the coming year, we expect to increase our sales force to emphasize our planned managed services offerings. Currently, our sales force consists of approximately 10 personnel.

We pursue marketing leads through a combination of telephone outreach, brochure mailings, our website presence, and a program of quarterly, co-sponsored marketing campaigns. Our quarterly programs are typically special gatherings that bring together our sales force, our existing and prospective customers, and our technology partners. Our technology partners participate in these events as co-sponsors through their contributions of ear marked marketing development funds. Our InfoTech segment’s business is heavily reliant on personal relationships, so such co-sponsored programs are vital to maintaining existing relationships and developing new ones. We also regularly attend major industry conferences sponsored by our technology partners and our distribution partners such as Tech Data and Ingram Micro

Competition

Our InfoTech segment competes in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Our primary competitors are AMC Computers, Delta Computec Inc., E-Plus Technologies, Ergonomic Group, En Pointe Technologies, Inc., Gotham, Micros to Mainframes, and Vicom, Inc. Additionally, we expect to face further competition from new market entrants and possible alliances between competitors in the future.

Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities. While there can be no assurance that we will be able to continue to compete successfully with existing or new competition, we believe that we currently compete favorably due to our size and our focus on certain industry markets. InfoTech competes in one of the world’s largest IT markets, the New York City metropolitan area. Our total market share is less than 1%, and we focus primarily on small to medium-sized businesses in a few specific industries. Being a small company and focusing on few specific vertical markets gives us a competitive advantage in the following ways:

•	Being relatively small, we believe we are more easily able to adapt to individual customer needs allowing us to tailor our product and service delivery in a way that serves them best;
•	Being relatively small also enables us to foster close, long-term relationships with our customers across all levels of their organization;
•	Our focus on certain vertical markets enables us to leverage industry specific expertise to better position InfoTech within those markets;

•
We believe we have developed an excellent reputation in the specific vertical markets we serve. This reputation provides us with referral business as well as strong, relevant reference accounts when pursuing new clients in those industries; and

•
We have established strategic alliances that allow us deeper penetration within existing accounts, enable us to attract newer customers through a more diverse and comprehensive portfolio, and provide us with the flexibility to implement high-demand technologies.

Suppliers

Over 71.5% of our InfoTech segment’s purchases during 2006 were from its top three suppliers as follows: Ingram, 44.7%, Tech Data, 15.7% and Synnex, 11.1%.  InfoTech does not enter into contracts with its suppliers, and to date has not been materially adversely affected by the inability to obtain materials or products.

Government Regulation

Laws and Regulations Pertaining to RFID Technologies

Our active RFID systems, as well as our RFID systems that use our implantable microchip, rely on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission, or FCC, and Industry Canada regulations, as well as the laws and regulations of other jurisdictions that we sell our products, governing the design, testing, marketing, operation and sale of RFID devices. Accordingly, all of our products and systems have the FCC equipment authorization, the Industry Canada equipment authorization, or other jurisdictions’ authorizations, as appropriate.

U.S. Federal Communications Commission Regulations

Under FCC regulations and Section 302 of the Communications Act, RFID devices, including those we market and sell, must be authorized and comply with all applicable technical standards and labeling requirements prior to being marketed in the U.S. The FCC’s rules prescribe technical, operational and design requirements for devices that operate on the electromagnetic spectrum at very low powers. The rules ensure that such devices do not cause interference to licensed spectrum services, mislead consumers regarding their operational capabilities or produce emissions that are harmful to human health. Our RFID devices are intentional radiators, as defined in the FCC’s rules. As such, our devices may not cause harmful interference to licensed services and must accept any interference received. We must construct all equipment in accordance with good engineering design as well as manufacturers’ practices.

Manufacturers of RFID devices must submit testing results and/or other technical information demonstrating compliance with the FCC’s rules in the form of an application for equipment authorization. The FCC processes each application when it is in a form acceptable for filing and, upon grant, issues an equipment identification number. Each of our RFID devices must bear a label which displays the equipment authorization number, as well as specific language set forth in the FCC’s rules. In addition, each device must include a user manual cautioning users that changes or modifications not expressly approved by the manufacturer could void the equipment authorization. As a condition of each FCC equipment authorization, we warrant that each of our devices marked under the grant and bearing the grant identifier will conform to all the technical and operational measurements submitted with the application. RFID devices used and/or sold in interstate commerce must meet these requirements or the equipment authorization may be revoked, the devices may be seized and a forfeiture may be assessed against the equipment authorization grantee. The FCC requires all holders of equipment authorizations to maintain a copy of each authorization together with all supporting documentation and make these records available for FCC inspection upon request. The FCC may also conduct periodic sampling tests of equipment to ensure compliance. We believe we are in substantial compliance with all FCC requirements applicable to our products and systems.

Industry Canada Regulations

Industry Canada regulates the design, sale and use of radio communications devices in accordance with its Radio Standards Specifications, or RSS, and Radio Standards Procedures, or RSP. As intentional emitters, our RFID devices are subject to Industry Canada’s RSP-100, which establishes the procedures by which RFID communications equipment receives certification by Industry Canada. The RSP-100 certification procedure and RSS standards ensure that RFID radio devices do not cause interference to licensed spectrum services and that the devices do not produce emissions that are harmful to human health.

Manufacturers of RFID devices must demonstrate compliance with RSP-100 and RSS-210. Industry Canada requires manufacturers of RFID devices to file an application and agreement for certification of services. A manufacturer of active RFID equipment must submit testing results and/or other technical information demonstrating compliance with RSS-210 along with the manufacturer’s application. Industry Canada’s Certification and Engineering Bureau processes the application and, upon grant, issues a unique certification/registration number, which is required to be displayed on each certified piece of equipment. In addition, in accordance with RSS-Gen, the following information must appear on any radio frequency device: the certification/registration number; the manufacturer’s name, trade name or brand name; and the model name or number.

Each RFID device must include a user manual. The user manual must identify that the radio frequency device operates on a no interference, no protection basis, meaning that the device may not cause radio interference and cannot claim protection from interference. Radio frequency devices that do not meet the certification, labeling and user manual provision requirements and are sold within or between the Canadian territories/provinces are subject to penalty by Industry Canada, which may include seizure of the devices and/or assessment of forfeitures. Industry Canada will also conduct audit checks, from time to time, to ensure compliance. We believe we are in substantial compliance with all Industry Canada requirements applicable to our products and systems.

Regulation by the FDA

Our VeriMed patient identification system is a medical device subject to extensive regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. In October 2004, the VeriMed system received classification as a Class II medical device by the FDA for patient identification and health information purposes. This allows us to market the VeriMed system in the U.S.

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the U.S. will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application, or PMA, from the FDA. Medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring premarket approval.

In October 2004, we received classification of our VeriMed system as a Class II device. In granting this clearance, the FDA created a new device category for “implantable radiofrequency transponder systems for patient identification and health information.” The FDA also determined that devices that meet this description will be exempt from 510(k) premarket clearance so long as they comply with the FFDCA, its implementing regulations and the provisions of an FDA guidance document issued by the FDA in December 2004, entitled “Guidance for Industry and FDA Staff, Class II Special Controls Guidance Document: Implantable Radiofrequency Transponder System for Patient Identification and Health Information,” that establishes special controls for this type of device. The special controls, which are intended to ensure that the device is safe and effective for its intended use, include the following: biocompatibility testing, information security procedures, performance standard verification, software validation, electro-magnetic compatibility and sterility testing. We believe that we are in compliance with FFDCA, its implementing regulations and the December 2004 guidance document. A company that wishes to market products that will compete with the VeriMed system will not be required to submit a 510(k) premarket clearance application to the FDA if we comply with the requirements of the special controls guidance document.

In January, 2007, the FDA published a Draft Guidance entitled “Radio-Frequency Wireless Technology in Medical Devices.” This document includes the FDA’s current recommendations regarding specific risks and limitations to be considered when developing and implementing a Quality System for medical devices using radio frequency wireless technology, as well as additional information to be included in the labeling for such devices. We believe our Quality System and labeling for our VeriMed System substantially meet the recommendations outlined in the draft guidance.

We have registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the quality system regulation and other regulations, and these inspections may include the manufacturing facilities of our suppliers. The Digital Angel manufacturing facility located in St. Paul, Minnesota, was inspected by the FDA in late May and early June 2006, during which the FDA inspector conducted a routine Level II Quality System Inspectional Technique inspection. During the inspection, the FDA inspector made three verbal observations regarding deviations in Digital Angel’s quality system unrelated to our implantable microchip. It is our understanding that Digital Angel has corrected the three deviations. To our knowledge, the Raytheon Microelectronics España facility has not yet been inspected by the FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

Privacy Laws and Regulations

Our VeriMed business is subject to various federal and state laws regulating the protection of consumer privacy. We have never been challenged by a governmental authority under any of these laws and believe that out operations are in material compliance with such laws. However, because of the  far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information received from customers could subject us to liability and adverse publicity and could harm our business and impair our ability to attract new customers.

Federal Aviation Authority and Transport Canada

Digital Angel is licensed by the FCC to transmit at specified frequencies on satellites. Its aviation equipment must meet the approval of the Federal Aviation Authority and Transport Canada for manufacturing, installation and repair.

National Animal Identification System

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

Federal Acquisition Regulations

Our Advanced Technology segment is not subject to any specific federal, state and local regulation except for the Federal Acquisition Regulations in connection with its government contract business.

Foreign Regulations

In addition to the regulations discussed above, certain of our products are subject to compliance with applicable regulatory requirements in those foreign countries where these products are sold. The contracts we maintain with our distributors in these foreign countries generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which these distributors sell our products.

 Environmental Regulation

We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes. We expect our operations and products will be affected by future environmental laws and regulations, but we cannot predict the effects of any such future laws and regulations at this time. Our distributors who place our products on the market in the European Union are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as  the WEEE Directive. Noncompliance by our distributors with EU Directive 2002/96/EC may adversely affect the success of our business in that market. Additionally, we are investigating the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive which took effect on July 1, 2006. We do not expect the RoHS Directive will have a significant impact on our business.

Intellectual Property

We rely on a combination of patents, copyrights, trade secrets (including know-how), employee intellectual property agreements and third-party agreements to establish and protect proprietary rights in our products.

Healthcare and Security and Industrial Segments

Our Healthcare segment’s patent portfolio consists of patents issued in the United States and patents issued in Canada, including the following:

•
U.S. Patent No. 6,144,303, “Tag and System for Patient Safety Monitoring,” applies to infant protection tags that sense when they are in contact with the skin. The tag can generate an alarm when it is removed. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,260,577, which expires in 2019.

•
U.S. Patent No. 5,977,877, “Multiple Conductor Security Tag,” applies to tags attached with bands that can detect unauthorized cutting of a band attached to a person or object. This patent expires in 2018.

•
U.S. Patent No. 5,374,921, “Fiber Optic Security and Communications Link” applies to security tags with an optical fiber in the band to detect unauthorized removal. This patent expires in 2011. The corresponding issued patent in Canada is Canadian Patent No. 2,055,266, which expires in

2011.

•
U.S. Patent No. 6,137,414, “Asset Security Tag,” applies to asset protection tags that can generate an alarm if the asset to which it is attached (such as a piece of hospital equipment) is moved to an unauthorized area or if the tag is removed without authorization. This patent expires in 2019.

•
U.S. Patent No. 6,456,191, “Tag System with Anti-Collision Features,” applies to RFID tags with communication features that allow communications with multiple tags in close proximity to one another. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,266,337, which expires in 2019.

•
U.S. Patent No. 7,116,230, “Asset Location System, applies to an RFID tagging system that utilizes a portable receiver, instead of a network of fixed receivers, to track, analyze and prioritize information on the location of tagged assets within a building or warehouse. This patent expires in 2025.

In addition to the patents described above, our Healthcare segment uses, under a license agreement, Digital Angel’s U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” which applies to RFID tag readers that are capable of reading different kinds of RFID tags with differing communications protocols. The patent expires on May 3, 2016. Our Healthcare segment also has a license from BI Incorporated under U.S. Patent No. 4,952,913, “Tag for Use with Personnel Monitoring System,” which applies to tags, for individuals, that sense and report tampering. The patent expires in 2007. This patented technology is used in our Hugs infant protection system.

Our Healthcare segment obtains the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from Digital Angel, under the terms of a supply agreement. Digital Angel, in turn, obtains the implantable microchip from RME, a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Application Segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip directly from RME, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification applications. We do not anticipate generating more than nominal revenue from the sale of the VeriMed, VeriGuard or VeriTrace systems prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our VeriMed, VeriGuard and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

We have patents relating to our seismic monitoring business, including U.S. Patent No. 4,935,748, “Blast Recorder and Method of Displaying Blast Energy,” which applies to devices for displaying seismic signals detected from a blast and expires June 19, 2007.

We are seeking registration of our VeriChip trade name in various product markets in the United States and elsewhere in the world. However, in June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. If VeriSign is successful in the opposition proceedings, our applications to register VeriChip and other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of VeriChip and the other “Veri-” marks and/or seek monetary damages from our use of these marks. If VeriSign were to bring a court action and prevail in that action, VeriChip may be required to re-name and re-brand some of its products, such as VeriMed, VeriGuard and VeriTrace, as well as to possibly pay damages to VeriSign for its use of any trademarks found to have been confusingly similar to those of VeriSign.

Animal applications and GPS and Radio Communications Segments

Digital Angel and Bio-Thermo are registered trademarks. SARBE has trademark protection in Europe. The following patents are among those owned by Digital Angel:

•
U.S. Patent No. 5,211,129, "Syringe-Implantable Identification Transponders," issued on May 18, 1993. This patent covers a portion of the implantable microchip technology, which Digital Angel licenses to VeriChip. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel Corporation, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Application segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. We retained all rights to the patent in connection with our animal applications business. This patent expires in 2008.

•
U.S. Patent No. 7,176,846, "Passive Integrated Transponder Tag With Unitary Antenna Core", issued on February 13, 2007 covers our method of manufacturing an RFID microchip wherein the coil and integrated circuit are unified thereby allowing more space for coil material, which enables a greater capture of magnetic field resulting in longer read distance. This patent expires in 2020.

•
U.S. Patent No. 7,015,826, “Method And Apparatus For Sensing And Transmitting A Body Characteristic Of A HOST," issued on March 21, 2006. This patent covers our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal. This patent expires in 2023.

•
U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” issued on September 14, 1999. This patent covers our RFID tag readers that are capable of reading different RFID tags of different frequencies or differing communications protocols. The patent expires in 2016.

•
U.S. Patent No. 5,041,826, "Identification System", issued on August 20, 1991. This patent covers our RFID tag readers and the communication protocol used to communicate with RFID tags. This patent expires in 2008.

•
U.S. Patent No. 5,166,676, "Identification System", issued on November 24, 1992. This patent covers our RFID tags and the communication protocol used to communicate with RFID tag readers. This patent expires in 2009.

•
U.S. Patent No. 6,369,694, "Apparatus And Method For Remotely Testing A Passive Integrated Transponder Tag Interrogation System", issued on April 9, 2002. This patent covers our method for remotely testing transponders within a fixed field. This patent expires in 2020.

•
U.S. Patent No. 6,700,547, "Multidirectional Walkthrough Antenna", issued on March 2, 2004. This patent covers our walkthrough antenna for communicating with interrogators used to read information from transponders attached to livestock. This patent expires in 2020.

U.S. Patent No. 6,833,790, "Livestock Chute Scanner", issued on December 21, 2004. This patent covers our interrogator device for reading a plurality of transponders including reading a plurality of transponders attached to livestock. This patent expires in 2020.

As discussed above, Digital Angel currently licenses to VeriChip the technology underlying is human implantable microchips, which is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Application segment, which were retained by the predecessor company, Hughes, and its then wholly-owned subsidiary, HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. See the additional discussion regarding this patent above under the discussion of our Healthcare and Security and Industrial segments’ intellectual property.

Advanced Technology Segment

A German research company, Dunnschictht-Thermogenerator-Systemen GmbH (“DTS”), developed our Thermo Life product. We acquired certain assets of DTS, including its intellectual property in June 2003. In May 2003, we filed a patent application with the U.S. Patent and Trademark Office, or USPTO, in connection with our Thermo Life product and subsequent applications have been filed for international patent protection. In October, 2005, Thermo Life Energy Corp. was awarded U.S. Patent No. 6,958,443, entitled "Low Power Thermoelectric Generator", by the USPTO. In addition, we have received federal trademark registration for the mark Thermo Life on the Principal Register of the U.S. Patent and Trademark Office.

In addition, certain of our software products are proprietary software, which we have developed in-house and for which we have copyright protection.

InfoTech Segment

We do not hold patents or licenses to any of the products in our InfoTech segment, nor are intellectual property rights an important part of the operations of this segment.

We believe that our patents and trademarks in the aggregate constitute a valuable asset to us and that they offer something of a competitive advantage and/or a barrier to entry in our markets. The intellectual property rights support our commercial products and recognize our innovation. In large part, the success of our Healthcare and Animal Applications segments are dependent on our proprietary information and technology. There is no guarantee that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not develop substantially similar products or technologies. In addition, we cannot assure you that we have sufficient rights to exclude, or would ultimately prevail in an action to exclude, third parties from making or selling competing products. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. We intend to seek patent protection when appropriate to maintain a competitive edge, to vigorously defend our existing patents as appropriate, and otherwise rely on regulatory-related exclusivity to protect certain of our products and technologies, and product superiority to maintain market share.

Financial Information About Segments

Revenues from our various segments over the past three years were as follows:

	For the Years Ended December 31,
(In thousands)	2006	2005	2004

Healthcare	$20,508	$12,049	$--
Security and Industrial	6,796	3,819	247
Animal Applications	38,058	35,972	25,871
GPS and Radio Communications	18,922	20,854	20,431
Advanced Technology	23,662	25,101	47,537
InfoTech	15,098	16,639	18,001
Corporate/ Eliminations	(356)	(697)	(88)
Total	$122,688	$113,737	$111,999

Refer to the segment information in Note 21 to our consolidated financial statements.

Seasonality

No significant portion of our business is considered to be seasonal; however, our Animal Applications, GPS and Radio Communications and Advanced Technology segments’ revenue, while not considered to be seasonal, may vary significantly based on government procurement cycles and technological development, and our Animal Applications segment’s revenues and operating income can be affected by the timing of animal reproduction cycles.

Employees

At February 10, 2007, we and our subsidiaries employed approximately 622 employees. Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2008. We believe our relations with our employees are good.

Backlog

At February 10, 2007, we and our subsidiaries had a backlog of approximately $4.3 million compared to a backlog of $10.3 million at February 15, 2006. We expect the entire backlog at February 10, 2007, to be filled in 2007.

Geographic Areas

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

Currently, we operate in four geographic areas: the U.S., which comprises the majority of our operations, Canada, Europe and South America. Our Canadian operations consist of certain operations of VeriChip. Our European and South America operations consist of certain operations of Digital Angel. The majority of our revenues and expenses in each geographic area were generated in the same currencies during the three-years ended December 31, 2006, and accordingly, we did not incur any significant foreign currency gains or losses during those years.

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas from continuing operations as of and for the years ended December 31, was as follows (in thousands):

	United States	Canada	Europe	South America	Consolidated
2006
Net revenue	$74,013	$27,188	$20,791	$696	$122,688
Long-lived tangible assets	6,845	824	4,242	220	12,131

2005
Net revenue	$75,601	$15,801	$22,335	$--	$113,737
Long-lived tangible assets	6,268	758	3,824	--	11,120

2004
Net revenue	$82,625	$--	$10,362	$--	$111,999
Long-lived tangible assets	7,113	--	1,115	--	7,864

Discontinued Operations

During 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or FAS 142. (Reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions.) Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in our consolidated financial statements, and prior periods have been restated accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and certain of our other non-core businesses, and accordingly, these entities, which have all been sold or closed, are presented in discontinued operations for all periods presented.

Each of our segment’s (loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries is presented below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and each of their assets is presented in Note 21 to our consolidated financial statements.

ITEM 1A.  RISK FACTORS

We have a history of operating losses and negative cash flows and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

Historically, we have incurred losses and have not generated positive cash flows from operations. We incurred a consolidated loss from continuing operations of $27.2 million, $10.3 million, and $18.8 million in 2006, 2005, and 2004, respectively. Our consolidated operating activities used cash of $8.0, $11.4 million, and $13.9 million during the years ended December 31, 2006, 2005, and 2004, respectively. During these periods, we have funded our operating cash requirements, as well as our capital needs, with the proceeds from investing and/or financing activities.

We expect to continue to incur consolidated operating losses for the foreseeable future. Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control, including the future demand for our RFID and GPS and satellite-based systems. If demand for such systems does not reach anticipated levels, or if we fail to manage our cost structure, we may not achieve or be able to sustain profitability.

As of February 15, 2007, we and our subsidiaries, including VeriChip, had cash and cash equivalents aggregating $24.8 million. We believe that we currently have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our profitability and cash flows from operations depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. If, in the future, we are not successful in managing these factors and achieving our goal of profitability and positive cash flows from operations, we may not have sufficient funds to operate our business, which could ultimately result in our inability to continue operations in the normal course.

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our shareholders may be unable to resell their shares at or above the price at which they acquired them.

Since January 1, 2004, the price per share of our common stock has ranged from a high of $8.55 to a low of $1.34. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. This is even more of an issue as we increase our focus on developing and marketing new, unproven products for which there is considerable resistance, as a matter of privacy and other concerns. Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, shareholders may be unable to resell their shares at or above the price at which they acquired them.

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

As of February 28, 2007, there were outstanding warrants and options to acquire up to 10.8 million additional shares of our common stock, and we had 0.6 million additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.

We rely heavily on revenues derived from sales to various governmental agencies, and the loss of, or a significant reduction in, orders from government agencies could result in significant losses and deficits in cash flows from operations.

Over 98%, 96%, and 96% of our revenue from sales of voice, data and video telecommunications networks for each of the years ended December 31, 2006, 2005 and 2004, respectively, were generated through sales to various agencies of the U.S. government. In addition, our principal customers for electronic identification devices for fish are Pacific States Marine, a government contractor that relies on funding from the U.S. government, and the U.S. Army Corps of Engineers. Our GPS and Radio Communications segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. Under certain contracts, a government agency is permitted to terminate its contract for convenience, including in cases when funds are no longer appropriated. In January 2005, the USPS terminated for convenience the mail processing infrastructure contract that accounted for 52% (or $21.5 million) of GTI’s consolidated revenues in 2004. Because we rely on revenues and cash flows generated from contracts, directly or indirectly, with governmental agencies, the loss of any such contract would result in a decrease in revenues and cash flows, and such a decrease may be significant and thereby have a material adverse effect on our financial condition and results of operations.

Our Animal Applications segment relies heavily on revenue from a principal distributor and two customers and the loss of the principal distributor and customers could negatively affect our revenue, cash flows and results of operations.

Our pet identification and location system is marketed in the U.S. by Schering-Plough. For the year ended December 31, 2006, Schering-Plough accounted for approximately 22% of our Animal Applications segment’s revenues. It may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party. The loss of Shering-Plough as our exclusive distributor may negatively affect future sales.

Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.

Our InfoTech segment relies heavily on revenues derived from two customers, and the loss of revenue from either of these customers could result in significant losses and deficits in cash flows from operations.

During the year ended December 31, 2006, two customers, GAF Material Corporation and Hackensack University Medical Center accounted for 22.7% and 20.2%, respectively, of our InfoTech segment’s revenue, and during the year ended December 31, 2005, two customers, Hackensack University Medical Center and GAF Material Corporation, accounted for 29% and 21%, respectively, of our InfoTech segment’s revenue. Additionally, DDI Leasing, CSI Leasing, Inc. and Hackensack University Medical Center comprised 24%, 19% and 15%, respectively, of InfoTech’s accounts receivable as of December 31, 2006. The loss of either of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations and cash flows.

Less than 10% of InfoTech’s revenue is recurring revenue based on contracts or annual renewals. As a result, failure to receive orders from existing or new customers on a continuous basis in the future could have a material adverse effect on our results of operations or financial condition.

Our Advance Technology segment's subsidiary, PDSC, relies heavily on revenues from one customer and the loss of revenue from this customer could result in significant losses and deficits in cash flows from operations.

During the year ended December 31, 2006, approximately $5.9 million of our Advance Technology segment's revenue was derived from sales to IBM, under the terms of two Statements of Work, or SOWs, that PDSC entered into with IBM in May 2006. The loss of this customer or the loss of significant business from this customer could have a material adverse effect on our results of operations and cash flows.

Over the past few years, we have made significant changes in the nature and scope of our businesses and we have expanded into different product lines, including new, unproven technologies.

During the past few years, we have made significant changes in the nature and scope of our business operations and we have expanded into different product lines, including new, unproven products such as VeriMed and Bio-Thermo. If we are not successful in implementing our business model and developing and marketing these products or if these products do not gain sufficient market acceptance, we may not be able to achieve or sustain profitable operations. In that case, the market price of our stock would likely decrease.

We may be subject to costly product liability claims from the use of our systems, which could damage our reputation, impair the marketability of our systems and force us to pay costs and damages that may not be covered by adequate insurance.

Manufacturing, marketing, selling, testing and operation of our systems entail a risk of product liability. We could be subject to product liability claims in the event our systems fail to perform as intended. Even unsuccessful claims against us could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and impairment in the marketability of our systems. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of our insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would harm our business.

We are endeavoring to create a market for our VeriMed system. We may never achieve market acceptance or significant sales of this system.

We have been in the process of endeavoring to create a market for our VeriMed system since the FDA cleared the VeriMed system for use for patient identification and health information purposes in October 2004. To date, we have only generated approximately $0.1 million in revenue from sales of the microchip inserter kits, significantly less than we had projected at the beginning of 2006. We may never achieve market acceptance or more than nominal or modest sales of this system.

We attribute the modest number of people who, through the date of this prospectus, have undergone the microchip implant procedure to the following factors:

•	Many people who fit the profile for which the VeriMed system was designed may not be willing to have a microchip implanted in their upper right arm.

•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed system as part of their standard protocol.

•	The media has from time to time reported, and may continue to report, on the VeriMed system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not magnetic resonance imaging, or MRI, compatible.

•
Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information, such as name, contact information, and personal health records, may contribute to such concerns.

•
Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In 2006, a number of states have introduced, and at least one state, Wisconsin, has enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.

•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.

•	At present, no clinical studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed.

In light of these and perhaps other factors, it is difficult to predict whether our VeriMed system will achieve market acceptance, how widespread that market acceptance will be, and the timing of such acceptance. Accordingly, we are uncertain as to whether we will generate the level of future revenue and revenue growth we have forecast from sales of the VeriMed system.

We believe that sales of our implantable microchip, and the extent to which our VeriMed system achieves market acceptance, will depend, in part, on the availability of insurance reimbursement from third-party payers, including federal and state governments under programs, such as Medicare and Medicaid, and private insurance plans. Insurers may not determine to cover the cost of the implant procedure, or it may take a considerable period of time for this to occur.

We believe that sales of our implantable microchip, and the extent to which our VeriMed system achieves market acceptance, will depend, in part, on the availability of insurance reimbursement from third-party payers, including federal and state government programs, such as Medicare and Medicaid, private health insurers, managed care organizations and other healthcare providers. Both governmental and private third-party payers are increasingly challenging the coverage and prices of medical products and services, and require proven efficacy and cost effectiveness for reimbursement. If patients undergoing the microchip implant procedure, or health institutions and doctors using the VeriMed system, are not able to obtain adequate reimbursement for the cost of using these products and services, they may forego or reduce their use. While we are in the process of facilitating and, in one case, funding clinical studies that may demonstrate the efficacy of the VeriMed system, which we believe will make it more likely that government and private insurers will cover the cost of the microchip implant process, it may take a considerable period of time for this to occur, if, in fact, it does occur. If government and private insurers do not determine to reimburse the cost of the implant process, we would not expect to realize the anticipated level of future sales of our implantable microchip and the database subscription fees.

Even if our VeriMed system achieves some level of market acceptance, the anticipated significant and growing recurrent revenue from microchip-implanted persons subscribing to our database may not be realized.

Our business model envisages that our VeriMed system will achieve some level of penetration within our target market for such system: the approximately 45 million at-risk people in the United States with cognitive impairment, chronic diseases and related conditions, or implanted medical devices. The model also anticipates our deriving significant and growing recurrent revenue from subscriptions to our database by persons implanted with our microchip. However, a person implanted with our microchip may decide not to subscribe to our database if, for example, the hospital emergency room where he or she would most likely be taken in an emergency maintains its own database. We do not currently anticipate that a significant percentage of VeriMed-adopting hospitals and other healthcare facilities will choose to provide databases for this purpose. However, future regulatory changes, such as in connection with the U.S. government’s efforts to address inefficiencies in the U.S. healthcare system related to information technology, could spur hospitals and other healthcare facilities to establish systems to maintain electronic health records. This might have the effect of reducing the number of people implanted with our microchip who might otherwise subscribe to our database which could, in turn, negatively affect the future revenue that we anticipate we will derive from the VeriMed system.

We intend to offer two annual subscription levels to our database: basic, which will allow an individual to include personal identification and contact information, physician and emergency contact information, blood type and advance directives, and full-featured, which will allow an individual to include all information permitted by the basic subscription as well as personal health records. Initially, we anticipate that individuals implanted with our microchip will take responsibility for inputting all of their information into our database, including personal health records, as physicians currently have little interest in being involved in this process - primarily because of liability concerns and because they are generally not paid for this service. Over time, we envision that persons implanted with our microchip may prevail upon their physicians to assist them with the inputting of information for which, by virtue of their medical training, physicians are better equipped to handle. If this does not occur, emergency room personnel and emergency medical technicians may lack confidence in the accuracy and completeness of implanted persons’ personal health records in the database. This may prompt some persons implanted with our microchip to choose to subscribe to our database only at the basic level, for which we plan to charge a lower annual fee. This could also negatively affect the revenue we anticipate we will derive in the future from the VeriMed system.

If others assert that our products infringe their intellectual property rights, including rights to the patent covering our implantable microchip for human applications, we may be drawn into costly disputes and risk paying substantial damages or losing the right to sell our products.

We face the risk of adverse claims and litigation alleging our infringement of the intellectual property rights of others. If infringement claims are brought against us or our suppliers these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation.

If we or our suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•
expend significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•
obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.

Ultimately, we could be prevented from selling a product or otherwise forced to cease some aspect of our business operations as a result of any intellectual property litigation. Even if we or our suppliers are successful in defending an infringement claim, the expense, time delay, and burden on management of litigation and negative publicity could have a material adverse effect on our business.

We obtain the implantable microchip used in our VeriMed, VeriGuard, VeriTrace and Animal Application segment’s products from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase our per-unit cost of production of the microchip.

Digital Angel sources the implantable microchip used in our VeriMed, VeriGuard, VeriTrace and Animal Applications segment’s products from RME, the actual manufacturer, under a supply agreement between Digital Angel and RME. The term of that agreement expires on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Digital Angel and RME each own certain of the automated equipment and tooling used in the manufacture of the microchip. Accordingly, it would be difficult for Digital Angel to arrange for a third party other than RME to manufacture the implantable microchip if for any reason RME was unable or unwilling to manufacture the implantable microchip or if RME did not manufacture sufficient implantable microchips for Digital Angel to satisfy our requirements. Even if Digital Angel were able to arrange to have the implantable microchip manufactured in another facility, we currently believe making such arrangements and commencement of production could take at least three to six months. A supply disruption of this length could cause customers to cancel orders, negatively affect future sales and damage our business reputation. In addition, the per-unit cost of production at another facility could be more than the price per unit that we currently pay.

Our sales of systems that incorporate our implantable microchip for human use may be enjoined by third parties who have rights to the intellectual property used in these systems and we may be required to pay damages which would have an adverse effect on our business.

We may face a claim that we are violating the intellectual property rights of one or more third parties with respect to U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” If such a claim is successful, we could be required to cease engaging in activities to market our systems that utilize the implantable microchip and to pay damages, which may be substantial.

VeriChip obtains the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from Digital Angel, under the terms of a supply agreement. Digital Angel, in turn, obtains the implantable microchip from RME, a subsidiary of Raytheon Company under a separate supply agreement. The technology underlying our VeriMed, VeriGuard and VeriTrace systems is covered, in part, by U.S. Patent No. 5,211,129. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes and HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed in 1994 to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, transferred or conveyed to any third party. We source the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification and security applications. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our VeriMed, VeriGuard and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

Our inability to safeguard our intellectual property may adversely affect our business by causing us to lose a competitive advantage or by forcing us to engage in costly and time-consuming litigation to defend or enforce our rights.

We rely on copyrights, trademarks, trade secret protections, know-how and contractual safeguards to protect our non-patented intellectual property, including our software technologies. Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements, the confidential information will not be disclosed, others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information, or that we can meaningfully protect our confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information, and failure to maintain the confidentiality of our confidential information could adversely affect our business by causing us to lose a competitive advantage maintained through such confidential information.

Disputes may arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could have a material adverse effect on our business, financial condition and results of operations by delaying our ability to commercialize innovations or by diverting our resources away from revenue-generating projects.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

The laws of some foreign countries do not protect intellectual property to as great an extent as do the laws of the United States. Policing unauthorized use of the intellectual property utilized in our systems and system components is difficult, and there is a risk that our means of protecting our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems, which would likely reduce our sales in these countries. Furthermore, some of our patent rights may be limited in enforceability to the United States or certain other select countries, which may limit our intellectual property rights abroad.

We may not be successful in our efforts to obtain federal registration of our trademarks containing the “Veri” prefix with the U.S. Patent and Trademark Office.

In June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. If VeriSign is successful in the opposition proceedings, our applications to register VeriChip and our other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of VeriChip and the other “Veri-” marks and/or seek monetary damages from our use of these marks. If VeriSign were to bring a court action and prevail in that action, we may required to re-name VeriChip and re-brand some of our products, such as VeriMed, VeriGuard and VeriTrace, as well as to possibly pay damages to VeriSign for our use of any trademarks found to have been confusingly similar to those of VeriSign.

Implantation of our human implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems which incorporate the implantable microchip.

The implantation of our implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. As more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain our sales of the VeriMed system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

If we are required to effect a recall of our implantable microchip, our reputation could be materially and adversely affected and the cost of any such recall could be substantial, which could adversely affect our results of operations and financial condition.

From time to time, implanted devices have become subject to recall due to safety, efficacy, product failures or other concerns. To date, we have not had to recall any of our implantable microchips. However, if, in the future, we are required to effect such a recall, the cost of the recall, and the likely related loss of system sales, could be substantial and could materially and adversely affect our results of operations and financial condition. In addition, any such recall could materially adversely affect our reputation and our ability to sell our systems that make use of the implantable microchip which would harm our business.

Domestic and foreign government regulation and other factors could impair our ability to develop and sell our electronic animal identification products in certain markets.

The electronic animal identification market can be negatively affected by such factors as food safety concerns, price, consumer perceptions regarding cost and efficacy, international technology standards, government regulation, and slaughterhouse removal of microchips.

We are also subject to federal, state and local regulation in the United States, including regulation by the FDA, FCC and the USDA, and similar regulatory bodies in other countries. We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets. We are required to obtain regulatory approval before marketing most of our products. The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development. Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

Interruptions in access to, or the hacking into, our VeriMed patient information database may have a negative impact on our revenue, damage our reputation and expose us to litigation.

Reliable access to the VeriMed patient information database is a key component of the functionality of our VeriMed system. Our ability to provide uninterrupted access to the database, whether operated by us or one or more third parties with whom we contract, will depend on the efficient and uninterrupted operation of the computer and communications systems involved. Although certain elements of technological, power, communications, personnel and site redundancy are maintained, the database may not be fully redundant. Further, the database may not function properly if certain necessary third-party systems fail, or if some other unforeseen act or natural disaster should occur. In the past, we have experienced short periods during which the database was inaccessible as a result of development work, system maintenance and power outages. Any disruption of the database services, computer systems or communications networks, or those of third parties that we rely on, could result in the inability of users to access the database for an indeterminate period of time. This, in turn, could cause us to lose the confidence of the healthcare community and persons who have undergone the microchip implant procedure, resulting in a loss of revenue and possible litigation.

In addition, if the firewall software protecting the information contained in our database fails or someone is successful in hacking into the database, we could face damage to our business reputation and litigation.

Regulation of products and services that collect personally-identifiable information or otherwise monitor an individual’s activities may make the provision of our services more difficult or expensive and could jeopardize our growth prospects.

Certain technologies that we currently, or may in the future, support are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally- identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws include the Health Insurance Portability and Accountability Act, or HIPAA, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act, as well as various state laws and related regulations. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities in which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.

In addition, certain governmental agencies, like the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we operate, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

Certain regulatory approvals generally must be obtained from the governments of the countries in which our foreign distributors sell our systems. However, any such approval may be subject to significant delays or may not be obtained. Any actions by regulatory agencies could materially and adversely affect our growth plans and the success of our business.

If we fail to comply with anti-kickback and false claims laws, we could be subject to costly and time-consuming litigation and possible fines or other penalties.

We are, or may become subject to, various federal and state laws designed to address healthcare fraud and abuse, including anti-kickback laws and false claims laws. The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. This statute also prohibits remuneration in return for purchasing, leasing or ordering or arranging, or recommending the purchasing, leasing or ordering, of items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. The anti-kickback laws of various states apply more broadly to prohibit remuneration in return for referrals of business payable by payers other than federal healthcare programs.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payers, including Medicare and Medicaid, which currently do not provide reimbursement for our human microchip implant procedure, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesale or estimated retail prices of our VeriMed system, the reporting of Medicaid rebate information, and other information affecting federal, state and third-party payment for the VeriMed system, will be subject to scrutiny under these laws.

The anti-kickback statute and other fraud and abuse laws are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the anti-kickback statute and other fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid, which currently do not provide reimbursement for our microchip implant procedure. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. If we are found to have violated these laws, or are charged with violating them, our business, financial condition and results of operations could suffer, and our management team could be required to dedicate significant time addressing the actual or alleged violations.

We have substantial debt and debt service.

As of December 31, 2006, we had indebtedness under a $13.5 million non-convertible term note with Laurus Master Fund, Ltd., or Laurus and, as a result, we incur significant interest expense. The note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of August 24, 2009. We are obligated to make monthly principal payments ranging from $200,000 to $300,000 beginning on April 1, 2007. The note also contains certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. In the event of default, Laurus is entitled to additional interest on the outstanding principal balance of the note and on all outstanding obligations under the note and the related agreements entered into in conjunction with the note in an amount equal to 1% per month. Additionally, we have granted Laurus a first priority security interest in substantially all of our assets, and we have pledged all of the issued and outstanding capital stock we own in InfoTech and certain of our other wholly-owned subsidiaries and a portion of the issued and outstanding stock we own in VeriChip and Digital Angel.

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

A default under the note could result in acceleration of our indebtedness and permit Laurus to foreclose on our assets and the stock we have pledged in our subsidiaries.

Our consolidated revenues, assets and cash position may decline significantly if our majority-owned subsidiary, Digital Angel, is unable to comply with its payment and other obligations under its credit facility with Imperium Master Fund, Ltd.

Digital Angel is indebted to Imperium under the terms of its 10.25%, $6.0 million Debenture. Unless earlier terminated, the Debenture matures on February 6, 2010. Digital Angel is obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007. Digital Angel may not have the cash resources to repay the amounts outstanding when due. Accordingly, Digital Angel may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional Digital Angel equity or debt securities, or the sale of its assets. Digital Angel may be unable to obtain the funds needed to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

To secure the repayment of all debts, liabilities and obligations owed to Imperium, Digital Angel and its subsidiaries Digital Angel Technology Corporation, OuterLink, DSD Holding A/S, Signature, Digital Angel International, Inc., and Digital Angel Holdings, LLC have granted to Imperium security interests in and liens upon certain of its and such subsidiaries’ property and assets. In addition, such subsidiaries have guaranteed all of Digital Angel’s debts, liabilities and obligations to Imperium. If an event of default occurs under the Debenture, Digital Angel could be required to redeem the Debenture at a premium of 110% of outstanding principal plus interest and would subject it to foreclosure by Imperium on substantially all of Digital Angel’s and its subsidiaries’ property and assets to the extent necessary to repay any amounts due. Any such default and resulting foreclosure will have a material adverse effect on our financial condition.

The loan agreements contain various covenants including financial covenants. In the event of any noncompliance, Digital Angel will seek to obtain a waiver, but no assurance can be given that any such waiver will be granted.  A payment or other default under the credit facilities could result in Digital Angel’s inability to continue operations in the normal course, which would reduce our consolidated revenues and assets and decrease our consolidated cash position.

Our consolidated revenues and cash position may decline if our majority-owned subsidiary, InfoTech, is unable to comply with its payment and other obligations under its credit facilities with Wells Fargo Business Credit, Inc. and IBM Credit LLC.

InfoTech is indebted to Wells Fargo Business Credit, Inc., or Wells Fargo, and IBM Credit LLC. Unless earlier terminated, the credit facility with Wells Fargo matures on June 29, 2008, and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or InfoTech. The credit facility with IBM Credit LLC will remain in effect until terminated by either party by providing at least 90 days written notice to the other party. InfoTech may not have the cash resources to repay the indebtedness outstanding when due. Accordingly, InfoTech may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional InfoTech equity or debt securities, or the sale of its assets. InfoTech may be unable to obtain the funds needed to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

To secure its debt payment obligations to Wells Fargo, InfoTech granted to Wells Fargo a security interest in and lien upon substantially all of its property and assets. Currently, InfoTech is in compliance with the covenants under the loan agreements; however, in the past, InfoTech has not met certain financial covenants and has had to obtain waivers from Well Fargo. In the event of any additional noncompliance, InfoTech will again seek to obtain a waiver, for which a waiver fee may be required, but no assurance can be given that any such additional waiver will be granted. The occurrence of an unwaived event of default under the credit facility would subject InfoTech to foreclosure by Wells Fargo on substantially all of its assets to the extent necessary to repay any amounts due.

A payment or other default under the credit facility could result in InfoTech’s inability to continue operations in the normal course, which would reduce our consolidated revenues and decrease our consolidated cash position.

Our results of operations may be adversely affected if we write-off goodwill and other intangible assets.

As of December 31, 2006, we had goodwill and other intangible assets of approximately $102.6 million. On January 1, 2002, we adopted FAS 142, which requires that goodwill and certain intangibles no longer be amortized but instead tested for impairment at least annually by applying a fair value based test. In the fourth quarters of 2006, 2005 and 2004, we performed our annual impairment test for goodwill and certain other intangible assets using a fair value based approach, primarily discounted cash flows. Based on our evaluations, goodwill and other intangible assets were not impaired as of December 31, 2004. However, during the fourth quarters of 2006 and 2005, we recorded an impairment charge of approximately $6.6 million and $7.1 million for goodwill and other intangible assets associated with our Advanced Technology and GPS and Radio Communications segments, respectively.

We assess the fair value of our goodwill and other intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we would be required to write off the impaired portion of goodwill and our other intangible assets. Impairment charges could have a material adverse effect on our operating results and financial condition.

The sale of shares of common stock to third parties by our subsidiaries at prices below the per share carrying amount of our investments has given (and may, in the future, give) rise to losses in our consolidated statement of operations and our inability to consolidate their operations.

As of December 31, 2006, VeriChip and Digital Angel have issued shares of their common stock to third parties at prices per share lower than the per share carrying amount of our investment in these subsidiaries, triggering losses in our consolidated statement of operations. In addition, the issuances of stock by VeriChip, Digital Angel and InfoTech have given rise to losses as a result of the dilution of our ownership interest in these subsidiaries. Future stock issuances to third parties by VeriChip, Digital Angel and InfoTech, including upon the exercise of stock options and warrants, may give rise to additional losses. Such losses would reduce our net income, perhaps significantly. In addition, such issuances give rise to a decrease in our ownership position. If our equity interest in VeriChip, Digital Angel and InfoTech (60.7% 52.2% and 50.9%, respectively, as of February 28, 2007) were, as a result of future issuances of VeriChip, Digital Angel and InfoTech shares, to drop below 50%, we may not be able to consolidate their operations in our financial statements. This would also result in a significant reduction in our consolidated revenues and assets.

We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at the anticipated prices.

On December 31, 2006, the book value of our inventory was $14.3 million as compared to a book value of $12.3 million as of December 31, 2005. Our inventory may decline in value as a result of technological obsolescence or a change in the product. During each of the years ended December 31, 2006, 2005 and 2004, we recorded approximately $0.2 million, $0.6 million and $0.2 million in inventory reserves, respectively. In addition, in the year ended December 31, 2006, we wrote off approximately $0.4 million of inventory associated with our VeriMed system. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.

Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.

During the year ended December 31, 2006, Digital Angel generated approximately 38% of its sales and incurred a portion of its expenses in currencies other than U.S. dollars. Also, VeriChip incurs a significant portion of its payroll in Canadian dollars. To date we have not incurred material amounts of foreign currency gains or losses. However, to the extent that going forward we are unable to match revenues received in foreign currencies with costs paid in the same currency exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

During the course of our testing of our internal controls, we may identify, and have to disclose, material weaknesses or significant deficiencies in our internal controls that will have to be remediated. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price.

New accounting pronouncements may significantly impact our future results of operations and earnings per share.

In December 2004, the FASB issued FAS 123R. This statement, which became effective beginning on January 1, 2006, changed how we account for share-based compensation, and will have a significant impact on our future results of operations and earnings per share. Previously, we accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally did recognize any compensation related to stock option grants we issue to employees and directors under our stock option plans.

Substantially all of our outstanding employee stock options were vested upon our adoption of FAS 123R on January 1, 2006, and, therefore, the initial adoption of FAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options, we expect that the impact may be material. In addition, grants of stock options by our subsidiaries that occurred during the year ended December 31, 2006, have had and will continue to have a material impact on our financial results. Future changes in generally accepted accounting principles may also have a significant effect on our reported results.

ITEM 1(B).	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Delray Beach, Florida. At December 31, 2006, we were obligated under leases for approximately 190,654 square feet of facilities, of which 114,891 square feet was for office facilities and 75,763 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 31,892 square feet of office space and 47,800 square feet of factory and warehouse facilities.

The following table sets forth our owned and leased properties by business segments (amounts in square feet):

	Office		Factory / Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Healthcare	—	16,275	—	9,750	—	26,025
Security and Industrial	—	5,425	—	3,250	—	8,675
Animal Applications (1)	31,892	9,467	47,800	11,100	79,692	20,567
GPS and Radio Communications	—	26,338	—	45,400	—	71,738
Advanced Technology	—	42,834	—	5,263	—	48,097
InfoTech	—	8,841	—	1,000	—	9,841
Corporate	—	5,711	—	—	—	5,711
Total	31,892	114,891	47,800	75,763	79,692	190,654

The following table sets forth the principal locations of our properties (amounts in square feet):

	Office		Factory / Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
California	—	5,805	—	—	—	5,805
Canada	—	17,500	—	15,000	—	32,500
Europe	—	4,400	—	11,100	—	15,500
Florida	—	10,511	—	—	—	10,511
Massachusetts	—	5,400	—	—	—	5,400
Minnesota (1)	31,892	—	47,800	—	79,692	—
New Hampshire	—	15,856	—	—	—	15,856
New Jersey	—	8,661	—	1,000	—	9,661
New York	—	180	—	—	—	180
South America	—	2,467	—	—	—	2,467
Virginia	—	21,173	—	5,263	—	26,436
United Kingdom	—	20,938	—	45,400	—	66,338
Total	31,892	114,891	47,800	75,763	79,692	190,654

 (1)   Includes office space leased to others.

ITEM 3. LEGAL PROCEEDINGS

Our legal proceedings are included in Note 20 to our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the symbol “ADSX.”

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

	High	Low
2005
First Quarter	$7.24	$3.41
Second Quarter	3.95	2.55
Third Quarter	3.69	2.77
Fourth Quarter	3.38	2.40

2006
First Quarter	$3.06	$2.50
Second Quarter	2.91	1.60
Third Quarter	1.95	1.34
Fourth Quarter	2.82	1.56

On February 28, 2007, the closing sale price of our common stock on the Nasdaq Capital Market was $1.62 per share.

Holders

According to the records of our transfer agent, as of February 28, 2007, there were approximately 2,063 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. Currently, so long as twenty-five percent of the principal note that we have issued to our lender, Laurus, is outstanding we are prohibited from paying any form of dividends with respect to our common stock without Laurus’ prior written approval.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2006, we granted 58,989 shares of common stock under our 2003 Flexible Stock Plan in payment of director’s fees and for executive compensation. We did not grant any stock options during 2006. As of December 31, 2006, the following shares of our common stock were authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,941,058	$3.37	1,361,984	(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	5,941,058	$3.37	1,361,984

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 12 to our consolidated financial statements.
(2)	Includes 560,948 shares available for future issuance under our 1999 Employees Stock Purchase Plan.
(3)
In addition, we have made grants outside of our equity plans and have outstanding options exercisable for 225,000 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2006. The selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2006, and the Balance Sheet Data as of December 31, 2006 and 2005 have been derived from, and qualified by reference to, our financial statements appearing elsewhere in this annual report. The Statement of Operations Data for the years ended December 31, 2003 and 2002, and the Balance Sheet Data as of December 31, 2004, 2003 and 2002 are derived from audited financial statements not included in this annual report.

	For the Fiscal Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net revenue	$122,688	$113,737	$111,999	$92,987	$98,485
Cost of products and services sold	71,588	68,912	79,216	64,892	67,469
Gross profit	51,100	44,825	32,783	28,095	31,016
Selling, general and administrative expense	63,055	51,022	38,243	57,142	69,201
Research and development	8,947	7,202	3,795	6,255	4,130
Goodwill and asset impairment	6,629	7,141	—	2,456	38,657
Operating Loss	(27,531)	(20,540)	(9,255)	(37,758)	(80,972)
(Loss) gain on sales of subsidiaries and assets	--	—	—	(330)	132
Gain on extinguishment of debt	--	—	—	70,064	—
Interest and other income	1,330	2,643	1,896	919	2,340
Interest (expense) recovery	(3,454)	1,720	(2,860)	(22,587)	(17,477)
(Loss) income from continuing operations before benefit (provision) for taxes, minority interest, losses attributable to capital transactions of subsidiaries and equity in net loss of affiliate	(29,655)	(16,177)	(10,219)	10,308	(95,977)
(Provision) benefit for income taxes	(62)	447	(77)	(1,702)	(326)
(Loss) income from continuing operations before minority interest, losses attributable to capital transactions of subsidiaries and equity in net loss of affiliate	(29,717)	(15,730)	(10,296)	8,606	(96,303)
Minority interest	3,699	4,373	655	4,132	11,579
Net (loss) gain on capital transactions of subsidiaries	(1,627)	411	11,090	(244)	(2,437)
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries	436	598	(20,203)	(6,535)	(2,048)
Equity in net loss of affiliate	--	—	—	—	(291)
(Loss) income from continuing operations	(27,209)	(10,348)	(18,754)	5,959	(89,500)
Income (loss) from discontinued operations, net of income taxes	--	99	(730)	(2,434)	(24,405)
Income (loss) on disposal of discontinued operations, including provision for operating losses during the phase-out period, net of income taxes	--	84	2,185	(382)	1,420
Income (loss) from discontinued operations	--	183	1,455	(2,816)	(22,985)
Net (loss) income	(27,209)	(10,165)	(17,299)	3,143	(112,485)
Preferred stock dividends and other	—	(1,573)	—	—	—
Accretion of beneficial conversion feature of preferred stock	—	(474)	—	—	—
Net (loss) income attributable to common stockholders	$(27,209)	$(12,212)	$(17,299)	$3,143	$(112,485)

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

	For the Fiscal Year Ended December 31,
	2006	2005	2004	2003	2002

Net (loss) income per common share - basic:
Continuing operations	$(0.40)	$(0.20)	$(0.37)	$0.17	$(3.33)
Discontinued operations	--	0.01	0.03	(0.08)	(0.85)
Net (loss) income per common share - basic	$(0.40)	$(0.19)	$(0.34)	$0.09	$(4.18)
Net (loss) income per common share - diluted:
Continuing operations	$(0.40)	$(0.20)	$(0.37)	$0.16	$(3.33)
Discontinued operations	--	0.01	0.03	(0.08)	(0.85)
Net (loss) income per common share - diluted	$(0.40)	$(0.19)	$(0.34)	$0.08	$(4.18)

Average common shares outstanding (amounts in thousands):
Basic	67,338	62,900	51,291	36,178	26,923
Diluted	67,338	62,900	51,291	37,299	26,923

	As of December 31,
	2006	2005	2004	2003	2002
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,404	$22,417	$30,839	$10,161	$5,809
Restricted cash	81	310	327	765	—
Property and equipment	12,131	11,120	7,864	8,228	8,432
Goodwill	82,385	86,231	68,194	63,331	65,451
Total assets	171,350	185,988	140,188	111,931	111,156
Net liabilities of discontinued operations	5,407	5,499	5,495	8,294	6,531
Long-term debt	14,211	15,692	2,288	2,860	2,436
Total debt	21,537	19,337	4,332	8,086	84,265
Minority interest	49,074	49,762	54,313	23,029	18,422
Stockholders’ equity (deficit)	43,864	66,546	40,844	32,736	(36,092)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate. This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future and our ability to fund our operations;

•	our working capital requirements over the next 12 to 24 months;

•	our ability to successfully integrate the business operations of acquired companies;

•	our ability to maintain compliance with covenants under our credit facilities;

•	our expectation regarding future profitability and liquidity;

•	our ability to compete as our competitors improve the performance of and support for their new products, and as they introduce new products, technologies or services;

•
market acceptance of our Bio-Thermo product and of our zonal, or cell ID, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	our ability to complete our efforts to introduce a new vibration monitoring instrumentation platform;

•	uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•
market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•
uncertainty as to whether a market for our VeriMed, VeriGuard and VeriTrace systems will develop and whether we will be able to generate more than a nominal level of revenue from the sale of these systems;

•
the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party's intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	the relative maturity in the United States and limited size of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•
the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of RFID asset/staff location and identification systems;

•	our ability to complete our efforts to integrate our infant protection, wander prevention and asset/staff location and identification systems on one technology platform;

•	our ability to become a major player in the food source traceability and safety arena;

•	our ability to successfully develop survival and emergency radios for the military and commercial uses;

•	our reliance on third-party dealers and distributors to successfully market and sell our products;

•	conflict of interest risk related to our continued affiliation with our majority-owned subsidiaries;

•	our reliance on government contracts;

•	the negative impact of the expiration of patents in 2008 and 2009 relating to the implantable microchip technology;

•	the impact of technological obsolescence;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the impact of the write-off of goodwill and other intangible assets;

•	the impact of new accounting pronouncements;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	our ability to successfully defend ourselves against infringements of our patents;

•	the outcome of legal proceedings; and

•	our ability to maintain proper and effective internal accounting and financial controls.

Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “projects,” “target,” “goal,” “plans,” “objective,” “may,” “should,” “could,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “hopes,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties (including those described under “Risk Factors” in this annual report) that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Actual results could differ materially from those reflected in the forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 42 of this annual report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report. Other than as required by law, we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware.

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

•	developing and marketing GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	developing and marketing call center and customer relationship management software and services;

•	marketing information technology, or IT, hardware and services; and

•	selling vibration monitoring systems.

Certain items in the segment information for the 2005 and 2004 periods have been reclassified to conform to the current period presentation.

Recent Events

Facility Combination

We recorded approximately $0.9 million during the quarter ended December 31, 2006, related to our decision in October 2006 to combine VeriChip’s Canadian operations into an existing facility located in Ottawa, Ontario. The combination, expected to be completed in the first quarter of 2007, will entail the closing of VeriChip’s operations in Vancouver, British Columbia. This will eliminate duplicative functions and, we believe, improve operating efficiencies, positioning us to better execute on strategic initiatives to become the leading provider of RFID systems for the healthcare industry. We believe the combination will result in annual savings, of which a significant portion will be cash savings, and will have no effect on revenue. As a result of the combination, we expect to record additional changes during the first quarter of 2007 of approximately $0.3 million, consisting of charges relating to termination benefits.

Amendment to Loan Agreement with VeriChip

On October 6, 2006, January 19, 2007, February 8, 2007, and again on February 13, 2007, we entered into amendments to our loan documents with VeriChip. These amendments are more fully described in this annual report on page 4.

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Digital Angel entered into the Debenture and corresponding Purchase Agreement with Imperium dated effective February 6, 2007. Under the terms of the Purchase Agreement, Digital Angel sold to Imperium a 10.25% senior secured Debenture in the original principal amount of $6.0 million and the Warrant to purchase 699,600 shares of Digital Angel’s common stock. The Warrant has an initial exercise price of $2.973 per share and contains certain anti-dilution adjustments and other adjustments in the event of a change of control or an event of default. The Debentures and related agreements are more fully described in this annual report on page 5.

Proposed Acquisition of the Assets of McMurdo

On December 14, 2006, Signature entered into an Agreement with McMurdo, a United Kingdom-based subsidiary of Chemring. Pursuant to the Agreement, Signature will acquire certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, associated assets and goodwill. The assets exclude certain accrued liabilities and obligations and real property, including the plant facility which Signature will have a license to occupy for a period of nine months after completion of the sale. Under the terms of the Agreement, Signature will retain McMurdo’s employees related to the marine electronics business after closing the sale. This proposed acquisition is more fully described in the annual report on page 5.

Appointment of Michael E. Krawitz as Chief Executive Officer

Our board of directors and the board of directors of VeriChip desired for Mr. R. Silverman to assume the role as CEO of VeriChip. In connection therewith, effective December 2, 2006, Mr. Silverman was appointed as CEO of VeriChip and resigned his positions as our CEO and acting president, in order to focus his efforts exclusively on VeriChip, by becoming its CEO. Mr. Silverman has remained as chairman of our board of directors and the board of directors of VeriChip,

Digital Angel and InfoTech. Mr. Silverman replaces Kevin H. McLaughlin as VeriChip’s CEO. Mr. McLaughlin resigned as CEO and as a member of the board of directors of VeriChip in anticipation of his retirement, effective March 31, 2007.

Effective December 2, 2006, Michael E. Krawitz was appointed our CEO and president. Mr. Krawitz joined us in 1999 and previously served as our executive vice president, general counsel and secretary. On December 6, 2006, in connection with Mr. Krawitz’s appointment as CEO, we and Mr. Krawitz entered into the ADS/Krawitz Employment Agreement. The ADS/Krawitz Employment Agreement is more fully described in this annual report on page 5.

Appointment of Lorraine M. Breece as our Acting Chief Financial Officer to Replace Evan C. McKeown

On March 1, 2007, our board of directors appointed Lorraine M. Breece as our acting chief financial officer, senior vice president, treasurer and assistant secretary. Effective March 1, 2007, at our request, Evan C. McKeown was no longer serving as our chief financial officer, and effective March 9, 2007 we terminated Mr. McKeown’s employment. Ms. Breece previously served as our senior vice president, chief accounting officer and assistant secretary.

Agreement with Former Chief Executive Officer

On December 5, 2006, we finalized and entered into an agreement with Mr. Silverman to (i) induce Mr. Silverman to assume the CEO position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments to Mr. Silverman in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the ADS/Silverman Employment Agreement between us and Mr. Silverman. We determined that it was in our best interest to enter into the agreement with Mr. Silverman primarily to motivate him to accept the position as VeriChip’s CEO and to maintain his status on ours, Digital Angel’s, VeriChip’s and InfoTech's boards of directors. The agreement is more fully discussed in this annual report on page 6.

Incentive and Recognition Policy

We had an IRP pursuant to which executive bonuses were due for 2006. The terms of the IRP were approved by the compensation committee of our board of directors in March 2006. Our board of directors determined to fix the 2006 bonus payments for two participants, Mr. Silverman and Mr. Krawitz, in order to resolve and clarify any outstanding compensation issues, given the wide range of potential bonuses under the IRP and the timing of VeriChip initial public offering and how that may have effected such range. Accordingly, Mr. Silverman’s and Mr. Krawitz’s bonus for 2006 were fixed at $900,000 and $350,000, respectively. The bonuses paid to our other executive officers were determined and paid in accordance with the terms in the IRP.

VeriChip Employment and Non-Compete Agreement

Effective December 5, 2006, VeriChip and Mr. Silverman entered into the VeriChip Employment Agreement. The VeriChip Employment Agreement terminates five years from the effective date. The VeriChip Employment agreement provides for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman is also entitled to a discretionary annual bonus and other fringe benefits. In addition, it provides for the grant of 500,000 shares of restricted stock of VeriChip. VeriChip is required to register the shares as soon as practicable. The stock is restricted and is accordingly subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment or VeriChip terminates his employment for cause on or before December 31, 2008. The VeriChip Employment Agreement is more fully described in this annual report on page 7.

VeriChip Change in Control Plan

On March 2, 2007, VeriChip's compensation committee of its board of directors approved the VeriChip Corporation Executive Management Change in Control Plan. The plan provides compensation due to a change in control of VeriChip, as such term is defined in the plan, to VeriChip's officers, Messrs. Gunther, Caragol and Feder. The terms of the plan are more fully discussed in this annual report on page 7.

VeriChip Initial Public Offering and Underwriting Agreement

We, VeriChip and Merriman Curhan Ford & Co., as representative of the several underwriters named in the Underwriting Agreement entered into the Underwriting Agreement dated February 9, 2007. The Underwriting Agreement was entered into with respect to the common stock offered by VeriChip in connection with its initial public offering, which commenced on February 9, 2007 and was completed on February 14, 2007. In connection with the offering, we and VeriChip agreed to issue and sell to the underwriters 3,100,000 newly issued shares of VeriChip's common stock. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.

We had granted to the underwriters an option, exercisable as provided in the Underwriting Agreement and expiring 30 days after the commencement date of VeriChip’s offering, or March 11, 2007, to purchase up to an additional 465,000 shares of VeriChip's common stock, such shares being shares currently owned by us, at the initial public offering price of $6.50 per share, less underwriting discounts and commissions. The option expired unexercised on March 11, 2007.

The Underwriting Agreement required that VeriChip reimburse the representatives for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price of the offered shares of common stock, which was paid at closing. In addition, VeriChip agreed to reimburse the underwriters $150,000 of their legal fees incurred in connection with the offering.

Reincorporation in Delaware

On March 8, 2007, we filed papers to begin the process of changing our state of incorporation from Missouri to Delaware. We expect to complete the reincorporation on or about March 20, 2007.

Business Segments

We operate in the following six business segments: Healthcare, Security and Industrial, Animal Applications, Radio and GPS Communications, Advanced Technology and InfoTech.

Healthcare and Security and Industrial Segments

VeriChip’s operations comprise our Healthcare and Security and Industrial segments. On March 31, 2005 and June 10, 2005, VeriChip acquired two Canadian-based businesses that were primarily engaged in the development, marketing and sale of healthcare security systems utilizing RFID technology. Our Healthcare and Security and Industrial segments revenue was approximately $20.5 million and $6.8 million, respectively, for the year ended December 31, 2006 compared to $12.0 million and $3.8 million, respectively, for the year-ended December 31, 2005. The increase was attributable to the revenue generated by the two Canadian-based businesses. Prior to that time, our operations in these two segments were comprised of efforts to create markets for our human-implantable microchip.

For the foreseeable future, we expect that we will generate significant operating losses in connection with our efforts to create markets for our systems that utilize the human implantable microchip. Our expectations in this regard reflect our belief that revenue derived from sales of such systems will remain at a nominal level or show only modest growth. In the case of our VeriMed system, we do not expect to experience any significant growth in revenue from the sale of the system prior to government and private insurers’ determinations to reimburse the cost of the microchip implant procedure. However, we can provide no assurance as to when or if government or private insurers will decide to take such action. The expected significant operating losses from our systems which utilize the human implantable microchip, and in particular, the VeriMed system, also reflect an anticipated increase in our selling, general and administrative expenses as we augment our direct sales force, seek to develop a distribution network for the VeriMed system, enhance our marketing efforts directed toward physicians and patients, and fund or otherwise facilitate clinical studies of the VeriMed system that we hope prove successful in demonstrating the efficacy of the system to fulfill its intended functions. While we anticipate that we will continue to generate operating profits from our Canadian-based businesses, on a combined basis we expect our Healthcare and Security and Industrial segments to incur operating losses for at least the next 12-24 months.

Animal Applications and GPS and Radio Communications Segments

Digital Angel’s operations comprise our Animal Applications and GPS and Radio Communications segments. Our Animal Applications segment’s revenue increased to $38.1 million for the year ended December 31, 2006 compared to $36.0 million for the year ended December 31, 2005. The increase in the Animal Application segment’s revenue was principally due to an increase in sales of our livestock and companion pet products. During 2007, we anticipate that our Animal Applications revenue may increase going forward through a renewed agreement with Schering-Plough. In April 2006, we were awarded a U.S. patent for our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal. In addition, several proposals related to the establishment of a national electronic identification program for livestock are being considered by the Administration and Congress. We expect a national electronic identification program will be implemented in the U.S. by January 1, 2009. We cannot estimate the impact a national identification program would have on our Animal Application segment’s revenue. However, if implemented, we would expect the impact to be favorable. Our Animal Applications segment experienced operating losses for the years ended December 31, 2006, 2005 and 2004. We cannot be certain when our Animal Applications segment will achieve profitability.

Our GPS and Radio Communications segment’s revenue decreased to $18.9 million for the year ended December 31, 2006 compared to $20.9 million for the year ended December 31, 2005. The decrease in our GPS and Radio Communication segment’s revenue was principally due to the decrease in sales of our PLBs as a result of the completion in May 2005 of a contract with the Indian government, and a decrease in sales to other SARBE product customers, including the UK Ministry of Defense. During 2007 and 2008, we anticipate that our GPS and Radio Communications segment’s revenue will increase from the 2006 levels as the market for our beacons expands. In addition, the URT33 beacon, which will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by COSPAS-SARSAT on February 1, 2009, will need to be replaced with the new generation 406 MHz beacons, such as our SARBE G2R. Our GPS and Radio Communications segment experienced operating losses for the years ended December 31, 2006, 2005 and 2004, which were related to our OuterLink business. We cannot be certain when our GPS and Radio Communications segment will achieve profitability.

Advanced Technology Segment

Our Advanced Technology segment’s revenue was approximately $23.7 million for the year ended December 31, 2006 compared to approximately $25.1 million for the year ended December 31, 2005. The decrease was primarily as a result of a reduction of approximately $2.4 million of revenue from sales of our voice, data and video telecommunications networks. We are hopeful that we will obtain new contracts for sales of voice, data and video telecommunications networks in 2007, as governmental agencies upgrade their systems. Partially offsetting the decrease in sales of voice, data and video telecommunication networks was an increase of approximately $3.7 million in sales of our customer relationship management software and services. Sale of our customer relationship management software and services represented 25.7% of this segment’s revenue in 2006 as compared to 9.3% in 2005. We realized operating profits from this segment for each of the years ending December 31, 2005 and 2004. Our Advanced Technology segment’s operating profits were approximately $2.5 million in 2006, excluding a $6.6 million impairment charge recorded in the fourth quarter of 2006. During 2007, we anticipate that our Advanced Technology segment will continue to generate operating profits.

InfoTech Segment

Our InfoTech segment’s revenue decreased to approximately $15.1 million for the year ended December 31, 2006 compared to approximately $16.6 million for the year ended December 31, 2005, primarily as a result of a decrease in both product and service revenue stemming from a decline in revenue from InfoTech’s top three customers compared to 2005, although this decrease was partially offset by sales to two new customers during 2006. The majority of InfoTech’s revenue continues to be derived from sales of computer hardware. Such sales represented 90.5% 89.6% and 82.5% of InfoTech’s total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. InfoTech experienced operating losses for the years ended December 31, 2006, 2005 and 2004. InfoTech continues to focus on high-end products and related services and efforts to broaden its IT services portfolio. InfoTech had a workforce reduction in the latter part of July 2006, eliminating approximately eight positions. Going forward, InfoTech is outsourcing certain technical functions, which it hopes will improve it gross profits and margins and, consequently, its operating performance.

The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past three fiscal years and, as such, reflect certain trends in the composition of such revenues and gross profits:

Sources of Revenue:
	2006	2005	2004

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	16.7%	10.6%	--%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	5.5%	3.4%	0.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	30.7%	31.0%	23.1%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	15.4%	18.3%	18.2%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	12.1%	15.1%	37.0%

Sales of IT hardware and services from our InfoTech segment	12.3%	14.6%	16.1%

Customer relationship management and call center software and services from our Advanced Technology segment	7.3%	7.0%	5.4%
Total	100.0%	100.0%	100.0%

Sources of Gross Profit:
	2006	2005	2004

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	22.2%	15.8%	--%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	8.1%	5.3%	0.1%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	27.3%	32.5%	30.9%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	18.1%	24.2%	30.5%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	7.6%	9.6%	18.8%

Sales of IT hardware and services from our InfoTech segment	5.8%	6.7%	9.9%

Customer relationship management and call center software and services from our Advanced Technology segment	10.9%	5.9%	9.8%

Total	100.0%	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past three fiscal years, expressed as a percentage of total revenues from continuing operations:

	2006	2005	2004
	%	%	%
Product revenue	84.9	85.9	86.4
Service revenue	15.1	14.1	13.6
Total revenue	100.0	100.0	100.0
Cost of products sold	51.4	61.7	74.3
Cost of services sold	6.9	53.6	48.3
Total cost of products and services sold	58.3	60.5	70.8

Gross profit	41.7	39.5	29.2

Selling, general and administrative expense	51.4	44.9	34.1
Research and development	7.3	6.3	3.4
Goodwill and asset impairment	5.4	6.3	—
Total operating costs and expenses	64.1	57.5	37.5

Operating loss before other items	(22.4)	(18.1)	(8.3)

Interest and other income	1.1	2.3	1.7
Interest (expense) reduction	(2.8)	1.5	(2.5)
Loss from continuing operations before provision for income taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries	(24.1)	(14.2)	(9.1)
(Provision) benefit for income taxes	(0.1)	0.4	(0.1)
Loss from continuing operations before minority interest, and gain (loss) attributable to capital transactions of subsidiaries	(24.2)	(13.8)	(9.2)
Minority interest	3.0	3.8	0.6
Net (loss) gain on capital transactions of subsidiaries	(1.3)	0.4	9.9
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries	0.4	0.5	(18.0)
Loss from continuing operations	(22.1)	(9.1)	(16.7)
Gain (loss) from discontinued operations, net of income taxes	--	0.1	(0.7)
Change in estimate on loss on disposal of discontinued operations and operating losses during the phase out period	--	0.1	2.0
Income from discontinued operations	--	0.2	1.3
Preferred stock dividends	--	(1.4)	--
Accretion of beneficial conversion feature of redeemable preferred stock - Series D	--	(0.4)	--
Net loss attributable to common stockholders	(22.1)	(10.7)	(15.4)

Our consolidated operating activities used cash of $8.0 million, $11.4 million and $13.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, our cash and cash equivalents totaled $7.4 million, compared to $22.4 million as of December 31, 2005. As of December 31, 2006, our stockholders’ equity was $43.9 million, as compared to $66.5 million as of December 31, 2005, and as of December 31, 2006, we had an accumulated deficit of $468.6 million.

Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, the protection of our intellectual property rights and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations in the future periods. The major components of our plan are as follows:

•	to establish a sustainable positive cash flow business model;
•	to produce additional cash flow and revenue from our technology products, primarily VeriMed and Bio-Thermo;
•
to expand markets/distribution channels for VeriMed through VeriChip's 2005 acquisitions of VeriChip Holdings Inc., or VHI, and Instantel, which provide VeriChip with complementary companies that bring experienced management, revenue and a synergistic customer base; and

•	to continue Digital Angel’s growth under the leadership of its management team and through strategic acquisitions.

Our management believes that the above plan can be effectively implemented.

Critical Accounting Policies and Estimates

Listed below are descriptions of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our consolidated financial statements.

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

The following is a discussion of our revenue recognition policies:

Revenue Recognition Policy for Our Healthcare Security, Asset Management Systems and Our Vibration Monitoring Instruments

We recognize revenue from the sale of the hardware and software components of our healthcare security and asset management systems, as well as our vibration monitoring instruments, when the following criteria are met:

•	persuasive evidence of an arrangement exists (e.g., a purchase order has been received or a contract has been executed);

•	the system components are shipped;

•	title has transferred;

•	the price is fixed or determinable; and

•	collection of the sales proceeds is reasonably assured.

Revenue from software implementation and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the service agreement.

When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue associated with the entire agreement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions:

•
If the only undelivered element is post-contract support, the deferred amount is recognized ratably over the post-contract support period adjusted on a prospective basis for changes in the estimated post-contract support period.

•	If the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed.

Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Revenue Recognition Policy for Our VeriMed, VeriGuard and VeriTrace Systems

Revenue from the sale of systems using our implantable microchip (VeriMed, VeriGuard, and VeriTrace) is recorded at gross amounts with a corresponding entry for cost of sales. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:

•	a purchase order has been received or a contract has been executed;

•	the system is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the distributor or physician has a right to return the product has elapsed.

We intend to recognize revenue from consignment sales, if any, when all of the criteria listed above have been met and after the receipt of notification of such product sales from the distributor’s customers (e.g., physicians). Once the level of returns can be reasonably estimated, revenues (net of expected returns) will be recognized when all of the criteria above are met for either direct or consignment sales.

Revenue Recognition Policy for Our VeriMed Services

The services for maintaining subscriber information on our VeriMed database will be sold on a stand-alone contract basis, separate and apart from the implant procedure itself, and treated according to the terms of the contractual arrangements then in effect. Revenue from the database service will be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.

Notwithstanding the above descriptions of our VeriMed revenue recognition policies, with respect to the sales of products and services sold in tandem, our revenue recognition policy will be determined by the ultimate arrangements negotiated with independent third parties.

Revenue Recognition Policy for Our Animal Applications and GPS and Radio Communications Segments (Excluding Sales of GPS-Enabled Location Tracking and Messaging and Monitoring Systems)

Except for revenue from OuterLink, our Animal Applications and GPS and Radio Communications Segments recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. These segments’ accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. We offer a warranty on these products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

Revenue Recognition Policy for Our GPS-Enabled Location Tracking and Messaging and Monitoring Systems

OuterLink earns revenue from messaging services and from the sale of related products to customers (communication terminals and software). OuterLink’s messaging service is only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 months. Periodically, we have reassessed the estimated customer service period based on additional experience. Based on these reassessments, we begin recognizing product revenue over 42 months in 2006. We plan to begin recognizing product revenue over 54 months in 2007.

Revenue Recognition Policy for Our Advanced Technology Segment

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

Services and phone installation jobs performed by GTI are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

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

When our Advanced Technology segment’s software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue associated with the entire agreement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions:

•
If the only undelivered element is post-contract support, the deferred amount is recognized ratably over the post-contract support period, adjusted on a prospective basis for changes in the estimated post-contract support period.

•	If the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed.

Revenue Recognition Policy for Our InfoTech Segment

We recognize product sales revenue for our InfoTech segment in accordance with the applicable products’ shipping terms. InfoTech has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on VSOE of fair value, regardless of any separate prices that may be stated in the contract. VSOE of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

Goodwill and Other Intangible Assets

As of December 31, 2006, our consolidated goodwill was $82.4 million, and our intangible assets with indefinite lives were valued at $5.4 million. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding its business units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our operating units. Based upon our annual testing, we did not incur goodwill and other intangible asset impairment charges in the year ended December 31, 2004. For the years ended December 31, 2006 and 2005, we recorded impairment charges of approximately $6.6 million and $7.1 million, respectively, associated with goodwill at our GTI subsidiary, and OuterLink’s goodwill and intangible assets. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations.

Capital Transactions of Subsidiaries

Gains where realizable and losses on issuances of shares of common stock by our consolidated subsidiaries, VeriChip, Digital Angel and InfoTech, were reflected in our consolidated statements of operations, in accordance with the provisions of SAB 51. These gains and losses resulted from the differences between the carrying amount of the pro-rata share of our investment in these subsidiaries and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by these subsidiaries was appropriate, since we did not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. The issuances of stock by VeriChip, Digital Angel and InfoTech have also given rise to losses as a result of the dilution of our ownership interest in these subsidiaries. Future stock issuances to third parties by VeriChip, Digital Angel and InfoTech will further dilute our ownership percentage and may give rise to additional losses.

Further, if our ownership interest in VeriChip, Digital Angel and InfoTech, which as of February 28, 2007 was 60.7%, 55.2% and 50.9%, respectively, were, as a result of future issuances of shares by VeriChip, Digital Angel and InfoTech, to drop below 50%, we may not be able to consolidate their operations in our financial statements. This would also result in a significant reduction in our consolidated revenues and assets.

Stock-Based Compensation

Effective January 1, 2006, we adopted FAS 123R, using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options.

Prior to the adoption of FAS 123R, we used the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, or FIN 44, and provided the pro forma and disclosure information required by SFAS No. 123, Accounting for Stock-based Compensation, or FAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148. Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our employees and directors when the exercise price of such stock options granted to employees and directors equaled or exceeded the fair value of the underlying stock on the dates of grant.

FAS 123R requires forfeitures of stock-based grants to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under FAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

In the year ended December 31, 2006, we incurred stock-based compensation expense of approximately $0.6 million as a result of our adoption of FAS 123R on January 1, 2006. This expense resulted from the issuance by VeriChip and Digital Angel of 0.1 million and 2.3 million stock options, respectively, during the year ended December 31, 2006. This stock-based compensation expense was reflected in our consolidated statement of operations in selling, general and administrative expense.

During 2005, VeriChip and Digital Angel granted to consultants options exercisable for approximately 0.2 million shares of their common stock. In accordance with FAS 123, we recorded compensation expense associated with these options based on an estimate of the fair value of our common stock on each date of grant and using the Black-Scholes valuation model. We were required to re-measure the stock-based compensation expense associated with these options on December 30, 2005, the date of acceleration of the vesting of all of these options, as more fully discussed below. This re-measurement was based on the estimated fair value of VeriChip's and Digital Angel’s common stock on December 30, 2005. The value of VeriChip's common stock was assumed to be the then estimated initial public offering price, and the value of Digital Angel’s common stock was based on the closing price of its common stock as quoted on the American Stock Exchange on December 30, 2005, and using the Black-Scholes valuation model. This re-measurement resulted in stock-based compensation expense of approximately $1.0 million being recorded in 2005 based upon the fair value of these stock options on the accelerated vesting date.

The Black-Scholes option pricing model, which we used to value our stock options, requires us to make several key judgments including:

•	the estimated value of our common stock;

•	the expected life of issued stock options;

•	the expected volatility of our stock price;

•	the expected dividend yield to be realized over the life of the stock options; and

•	the risk-free interest rate over the expected life of the stock options.

Our computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was based on the historical volatility of our and Digital Angel’s common stock.

On December 12, 2005, our board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the immediate vesting on December 30, 2005 of all of the then outstanding and unvested stock options previously awarded to employees, directors and consultants, excluding approximately 0.2 million of Digital Angel’s stock options. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of accelerating the vesting of the options granted to our directors and employees was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. As a result of the acceleration, we avoided recognition of up to approximately $7.6 million of compensation expense in our consolidated statements of operations over the course of the original vesting period, substantially all of which was expected to be avoided in 2006 and 2007. Such expense is included in our pro forma stock-based compensation footnote disclosure for the year ended December 31, 2005, which is included in Note 12 to our consolidated financial statements. FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when the options whose vesting schedule was changed are in-the-money on the date of change, which would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested during the first half of 2006, with a smaller percentage vesting over 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of options exercisable for approximately 8.8 million shares of our common stock that were affected by the acceleration of vesting, substantially all of the $4.6 million of intrinsic value of these options is attributable to our executive officers and directors at that time. We are unable to estimate the number of options that our employees and directors will ultimately retain that otherwise would have been forfeited, absent our acceleration of the vesting of these options. Based on the then current circumstances, the high concentration of such options awarded to officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us upon acceleration of vesting on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, we recognized approximately $0.4 million of compensation expense as a result of three terminated employees receiving a benefit related to the accelerated vesting of their options that they would not otherwise have received. If we are required to recognize additional compensation expense in connection with the accelerated vesting of in-the-money stock options, it could have a material impact on our future results of operations.

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

The issuance of our common stock to Satellite Strategic Finance Associates, LLC, or SSFA, in April 2004 triggered the anti-dilution provisions under the warrant agreement and, as a result, the exercise price for the exercise of the warrants into shares of our common stock was reduced from $5.64 per share to $2.749 per share. In August 2006, we issued to Laurus 1.7 million warrants which are exercisable into 1.7 million shares of our common stock, which again triggered the anti-dilution provisions under the warrant agreement and, as a result, the exercise price for the warrants into shares of our common stock was further reduced from $2.749 per share to $1.88 per share.

The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is being revalued at each reporting period using the Black-Scholes option-pricing model and based on the closing price of Digital Angel’s common stock, with any resulting increase/decrease in the value of the warrants being recorded as an increase/recovery in interest expense. Such value is subject to a floor amount. During the year ended December 31, 2006, we did not record any interest expenses or recovery associated with these warrants. However, during the years ended December 31, 2005 and 2004, we recorded a recovery of interest expense of $3.2 million and an increase in interest expense of $1.4 million, respectively, as a result of such revaluations. Future changes in the value of the warrants may continue to result in additional interest expense or recovery. In addition, we will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in us recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exercisable for 0.2 million shares of the Digital Angel common stock we own were exercised for such shares, and we recorded a gain of $0.8 million as a result of such exercise.

Proprietary Software In Development

In accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or FAS 86, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detailed program design to product specifications and has been reviewed for high-risk development issues, or, to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product (estimated to be between two and five years). Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements. We did not record an impairment charge related to our computer software development costs during the years ended December 31, 2006, 2005 and 2004.

Inventory Obsolescence

Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost determined by the first-in, first-out method or market, net of any reserve for obsolete or slow-moving inventory. As of December 31, 2006 and 2005, inventory reserves were $1.4 million and $1.8 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material affect on our financial condition and results of operations.

Legal Contingencies

We are currently a named defendant in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of December 31, 2006, we have recorded $2.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2006, we had $5.4 million in net long-term deferred tax liabilities associated with our Canadian operations, and $0.7 million of net current deferred tax assets associated with our Canadian and United Kingdom operations. As of December 31, 2006 and 2005, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forward. The valuation allowance is based on our historical operating performance and estimates of taxable income in the U.S. and the period over which our deferred tax assets will be recoverable. As of December 31, 2006, we have not provided a valuation allowance against our Canadian and certain United Kingdom deferred tax assets as we have deemed it more likely than not that these assets will be realized.

If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future, we may reduce some or all of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2006, we had an aggregate valuation allowance against our net deferred tax assets of approximately $121.3 million.

Results of Operations from Continuing Operations

As noted above, we operate in six business segments. (Loss) income from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries from each of our segments during 2006, 2005 and 2004 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

	Year Ended December 31,
	2006		2005		2004
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries by segment:	(in thousands)

Healthcare	$(5,661)		$(2,498)		$(1,108)
Security and Industrial	(1,030)		(1,318)		(579)
Animal Applications	(4,048)		(926)		(1,852)
GPS and Radio Communications	(2,822)		(8,416	) (2)	(539)
Advanced Technology	(4,089	) (3)	297		670
InfoTech	(994)		(503)		(202)
“Corporate/Eliminations” (1)	(11,011	) (4)	(2,813	) (5)	(6,609)
Total	$(29,655)		$(16,177)		$(10,219)

(1)
The “Corporate/Eliminations” category includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative expense (reductions) and other income (expenses) associated with companies sold or closed in 2001 and 2002, and interest expense and other expenses associated with corporate activities and functions.

(2)	Amount includes approximately $7.1 million of goodwill and other intangible assets associated with OuterLink, which were impaired.

(3)	Amount includes approximately $6.6 million of goodwill associated with GTI, which was impaired.

(4)	Amount includes a payment due to our former CEO of approximately $3.3.

(5)	Amount includes approximately $3.2 million of interest recovery associated with warrants that we are required to treat as a liability and market to market each reporting period.

Revenue from each of our segments during 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
Revenue:	2006	2005	2004
	(in thousands)

Healthcare	$20,508	$12,049	$--
Security and Industrial	6,796	3,819	247
Animal Applications	38,058	35,972	25,871
Radio and GPS Communications	18,922	20,854	20,431
Advanced Technology	23,662	25,101	47,537
InfoTech	15,098	16,639	18,001
“Corporate/Eliminations”	(356)	(697)	(88)
Total	$122,688	$113,737	$111,999

Healthcare Segment

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	% Of Revenue	2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$20,128	98.1%	$11,200	93.0%	$8,928	79.7%
Service	380	1.9	849	7.0	(469)	(55.2)
Total revenue	20,508	100.0	12,049	100.0	8,459	70.2
Gross Profit:
Product (1)	11,207	55.7	6,914	61.7	4,293	62.1
Service (2)	160	42.1	201	23.7	(41)	(20.4)
Total gross profit	11,367	55.4	7,115	59.1	4,252	59.8
Selling, general and administrative expense (3)	13,996	68.2	8,178	67.9	5,818	71.1
Research and development	2,609	12.7	1,313	10.9	1,296	98.7
Interest and other income	49	0.2	49	0.4	--	--
Interest expense	(472)	(2.3)	(171)	(1.4)	301	NM (4)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries (3)	$(5,661)	(27.6)%	$(2,498)	(20.7)%	$3,163	NM (4)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amounts exclude approximately $0.9 million of expense in 2005 primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses were included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

(4)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Healthcare segment’s revenue increased approximately $8.5 million in 2006 compared to 2005. The increase is primarily due to sales of wander prevention and infant protection systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and identification systems businesses during the first half of 2005.

Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit increased approximately $4.3 million in 2006 as compared to 2005 primarily as a result of the 2006 period including a full year of operations from our Canadian-based businesses as compared to only a portion in the 2005 period. Gross profit margin decreased to 55.4% in 2006 compared to 59.1% in 2005. The decrease in gross profit margin reflected an increase in warranty costs of approximately $0.2 million and an inventory write off of approximately $0.4 million in 2006.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expenses increased approximately $5.8 million in 2006 as compared to 2005. The increase was primarily a result of a full year of operations from our Canadian-based businesses as compared to the 2005 period. In addition, approximately $1.2 million of the period-over-period increase resulted from the addition of sales and marketing staff, consultants and other marketing services related to our efforts to create a market for our VeriMed system. As a percentage of our Healthcare segment’s revenue, selling, general and administrative expense was 68.2% and 67.9% for the year ended December 31, 2006 and 2005, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of revenue primarily to the increase in sales and marketing related expenses associated with our VeriMed system.

We expect selling, general and administrative expense to increase in the future due to contemplated additions of sales and marketing staff related to our marketing and sale of our VeriMed system and database services, as well as the additional costs resulting from our being a publicly held company effective February 9, 2007.

Research and Development - Our Healthcare segment’s research and development expense increased approximately $1.3 million in 2006 compared to 2005. The increase in our Healthcare segment’s research and development expense was primarily due to the acquisitions of our Canadian-based businesses during the first half of 2005, the continued development of our asset/staff location and identification system, and our initiative to integrate virtually all of our healthcare security systems on to a common technology platform.

Interest Expense - Our Healthcare segment’s interest expense increased approximately $0.3 million in 2006 as compared to 2005. This increase is associated with borrowings under VeriChip’s loan agreement with us. This intercompany interest is eliminated in consolidation of our financial results.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% Of Revenue	2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$11,200	93.0%	$--	--	$11,200	--%
Service	849	7.0	--	--	849	--
Total revenue	12,049	100.0	--	--	12,049	--
Gross Profit:
Product (1)	6,914	61.7	--	--	6,914	--
Service (2)	201	23.7	--	--	201	--
Total gross profit	7,115	59.1	--	--	7,115	--
Selling, general and administrative expense (3)	8,178	67.9	1,036	--	7,142	NM	(4)
Research and development	1,313	10.9	--	--	1,313	--
Interest and other income	49	0.4	--	--	49	--
Interest expense	(171)	(1.4)	(72)	--	99	NM	(4)
Loss from continuing operations before taxes, minority interest and gain(loss) attributable to capital transactions of subsidiaries (3)	$(2,498)	(20.7)%	$(1,108)	--	$1,390	NM	(4)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amounts exclude approximately $0.9 million and $0.3 million of expense in 2005 and 2004, respectively, primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses were included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

(4)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Healthcare segment’s revenue was approximately $12.0 million in 2005. Our Healthcare segment did not generate any revenue in 2004. The 2005 revenue was due to sales of wander prevention, infant protection and asset location and monitoring systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and identification systems during the first half of 2005.

Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit was approximately $7.1 million in 2005 and gross profit margins were 59.1%. Our Healthcare segment did not generate any gross profit in 2004. The gross profit in 2005 was due to the sales of wander prevention, infant protection and asset location and identification systems to nursing homes and hospitals.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased $7.1 in 2005 compared to 2004. The increase was due to a $4.3 million increase in selling, general and administrative expense related to our VeriMed business and to the acquisition of our Canadian-based businesses during the first half of 2005. As a percentage of our Healthcare segment’s revenue, segment selling, general and administrative expense was 67.9% in the year ended December 31, 2005. Our healthcare segment did not generate any revenue in the year ended December 31, 2004. We received FDA clearance for use of our VeriMed system for patient identification and health information purposes in October 2004. Prior to that time, we had undertaken only a limited degree of sales and marketing efforts to create a market for our VeriMed system. Subsequent to receiving FDA clearance, in 2005, we increased our sales and marketing efforts for our VeriMed system, specifically through additions of sales and marketing employees and consultants, and other associated market development costs.

Research and Development - Our Healthcare segment’s research and development expense was approximately $1.3 million in 2005 and primarily related to salaries and other employee expenses. Our Healthcare segment did not incur any research and development expense in 2004.

Security and Industrial Segment

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	% Of Revenue	2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,503	81.0%	$3,319	86.9%	$2,184	65.8%
Service	1,293	19.0	500	13.1	793	NM	(4)
Total revenue	6,796	100.0	3,819	100.0	2,977	78.0
Gross Profit:
Product (1)	3,506	63.7	2,150	64.8	1,356	63.1
Service (2)	652	50.4	209	41.8	443	NM	(4)
Total gross profit	4,158	61.2	2,359	61.8	1,799	76.3
Selling, general and Administrative expense (3)	3,624	53.3	2,873	75.2	751	26.1
Research and development	1,177	17.3	646	16.9	531	82.2
Interest and other income	8	0.1	14	0.4	(6)	(42.9)
Interest expense	(395)	(5.8)	(172)	(4.5)	223	NM	(4)
Loss from continuing operations before taxes, minority interest and gain(loss) attributable to capital transactions of subsidiaries (3)	$(1,030)	(15.2)%	$(1,318)	(34.5)%	$(288)	(21.9)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amounts exclude approximately $0.5 million of expense in 2005 primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses were included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

(4)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Security and Industrial segment’s revenue increased approximately $3.0 million in 2006 as compared to 2005. The increase reflects a full year of revenue from our Canadian-based businesses in 2006 compared to only a portion of the 2005 period. Segment sales consist principally of sales of our vibration monitoring instruments.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $1.8 million in 2006 compared to 2005. The increase was attributable to sales of our vibration monitoring instruments as a result of our acquisition of Instantel on June 10, 2005. The gross margin percentage remained relatively constant at 61.2% in 2006 as compared to 61.8% in 2005. We expect VeriChip’s Security and Industrial segment’s gross profit margins to remain relatively constant in the future.

Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expenses increased approximately $0.8 million in 2006 as compared to 2005. The increase is primarily a result of our acquisition of Instantel in June 2005. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 53.3% and 75.2% for the year ended December 31, 2006 and 2005, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to the inclusion of the results of Instantel for the full year in 2006.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.5 million in 2006 compared to 2005. The increase is a primarily due to the acquisition of Instantel on June 10, 2005. The period-over-period increase also reflected costs associated with the development efforts for our next generation vibration monitoring instruments.

Interest Expense - Our Security and Industrial segment’s interest expense increased $0.2 million in 2006 primarily as a result of borrowings under VeriChip’s loan agreement with us. This intercompany interest is eliminated in consolidation of our financial results.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% Of Revenue	2004	% Of Revenue		Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$3,319	86.9%	$247	100.0%		$3,072	NM	(4)
Service	500	13.1	--	--		500	--
Total revenue	3,819	100.0	247	100.0		3,572	NM	(4)
Gross Profit:
Product (1)	2,150	64.8	48	19.4		2,102	NM	(4)
Service (2)	209	41.8	--	--		209	--
Total gross profit	2,359	61.8	48	19.4		2,311	NM	(4)
Selling, general and administrative expense (3)	2,873	75.2	569	NM	(4)	2,304	NM	(4)
Research and development	646	16.9	--	--		646	--
Interest and other income	14	0.4	15	6.1		(1)	(6.7)%
Interest expense	(172)	(4.5)	(73)	(29.6)		99	NM	(4)
Loss from continuing operations before taxes, minority interest and gain(loss) attributable to capital transactions of subsidiaries (3)	$(1,318)	(34.5)%	$(579)	NM	(4)	$739	NM	(4)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amounts exclude approximately $0.5 million and $0.0 million of expense in 2005 and 2004, respectively, primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses were included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

(4)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Security and Industrial segment’s revenue increased approximately $3.6 million in 2005 as compared to 2004. The increase is due to sales of tool location and vibration monitoring systems of approximately $3.8 million, partially offset by a decrease in sales of our VeriGuard product of approximately $0.2 million. We acquired the tool location and vibration monitoring systems during the first half of 2005. To date, we have not recorded significant revenues from sales of our VeriGuard systems.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $2.3 million in 2005 compared to 2004. The gross margin percentage increased to 61.8% in 2005 as compared to 19.4% in 2004. The increase in gross profit and margin is attributable to sales of the aforementioned tool location and vibration monitoring systems.

Selling, General, and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expenses increased $2.3 million in 2005 compared to 2004, due primarily to the acquisitions of our Canadian-based businesses in the first half of 2005. As a percentage of the Security and Industrial segment’s revenue, selling, general, and administrative expense decreased to 75.2% in the year ended December 31, 2005 from 230.4% in the year ended December 31, 2004, due primarily to the increase in segment revenue in the 2005 period.

Research and Development - Our Security and Industrial segment’s research and development expense was approximately $0.6 million in 2005 and primarily related to salaries and other employee expenses. We did not incur any research and development expense in 2004.

Interest Expense - Our Security and Industrial segment’s interest expense increased $0.1 million in 2005 primarily as a result of borrowings under VeriChip’s loan agreement with us. This intercompany interest is eliminated in consolidation of our financial results.

Animal Applications Segment

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	% of Revenue	2005	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$37,002	97.2%	$33,966	94.4%	$3,036	8.9%
Service	700	1.8	1,309	3.6	(609)	(46.5)
Intercompany revenue - product	356	1.0	697	2.0	(341)	(48.9)
Total revenue	38,058	100.0	35,972	100.0	2,086	5.8
Gross Profit:
Product (1)	13,267	35.5	12,872	37.1	395	3.1
Service (2)	700	100.0	1,309	100.0	(609)	(46.5)
Intercompany gross profit - product (1)	216	0.6	430	61.7	(214)	(49.8)
Total gross profit	14,183	37.3	14,611	40.6	(428)	(2.9)
Selling, general and administrative expense	15,522	40.8	12,650	35.2	2,872	22.7
Research and development	2,668	7.0	2,951	8.2	(283)	(9.6)
Interest and other income	364	1.0	401	1.1	(37)	(9.2)
Interest expense	(405)	(1.1)	(337)	(0.9)	68	20.2
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (3)	$(4,048)	(10.6)%	$(926)	(2.6)%	$3,122	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Animal Applications segment’s revenue increased approximately $2.1 million, or 5.8%, in 2006 as compared to 2005. The increase in revenue was principally due to an increase in electronic identification and visual product sales to livestock customers of approximately $1.8 million, an increase in microchip sales to companion animal customers of approximately $1.7 million, an increase in product sales to customers in South America of $0.5 million and an incremental $0.7 million in sales at DSD Holdings A/S, or DSD Holdings, which was acquired on February 28, 2005. These increases were offset by a decrease in microchip sales to fish and wildlife customers of approximately $2.3 million and a decrease in intercompany sales to VeriChip of $0.3 million.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit decreased approximately $0.4 million in 2006 compared to 2005.  We attribute the decrease in gross profit to a decrease in the gross profit margin. The decrease in gross profit margin as a percentage of revenue from 40.6% in 2005 to 37.3% in 2006 is primarily due to increased material costs accompanied by additional freight and importation duties associated with providing inventory to South America from Denmark and the United States.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $2.9 million in 2006 compared to 2005 and as a percentage of revenue increased to 40.8% from 35.2% in the same respective period.  The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition related expenses, approximately $1.2 million of compensation expense, approximately $0.3 million in recruiting and relocation expenses, approximately $0.6 million of expenses related to DSD Holdings, and increased selling, general, and administrative expenses in Digital Angel’s South American subsidiaries of approximately $0.6 million. The twelve month period ended December 31, 2006 includes a full twelve months of results for DSD Holdings versus the ten months of results in the period ended December 31, 2005.

Research and Development - Our Animal Applications segment’s research and development expense decreased approximately $0.3 million in 2006 as compared to 2005. In 2006, the research and development primarily consisted of new product development related to RFID microchips and associated scanners.

Interest Expense - Our Animal Applications segment’s interest expense increased approximately $0.1 million in 2006 compared to 2005 primarily due to capital leases entered into in the second half of 2006.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% of Revenue	2004	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$33,966	94.4%	$24,862	96.1%	$9,104	36.6%
Service	1,309	3.6	921	3.6	388	42.1
Intercompany revenue - product	697	2.0	88	0.3	609	NM	(4)
Total revenue	35,972	100.0	25,871	100.0	10,101	39.0
Gross Profit:
Product (1)	12,872	37.1	9,190	37.0	3,682	40.1
Service (2)	1,309	100.0	921	100.0	388	42.1
Intercompany gross profit - product (1)	430	61.7	(3)	(3.4)	433	NM	(4)
Total gross profit	14,611	40.6	10,108	39.1	4,503	44.5
Selling, general and administrative expense	12,650	35.2	8,682	33.6	3,968	45.7
Research and development	2,951	8.2	2,222	8.6	729	32.8
Interest and other income	401	1.1	112	0.4	289	NM	(4)
Interest expense	(337)	(0.9)	(1,168)	(4.5)	(831)	(71.1)
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (3)	$(926)	(2.6)%	$(1,852)	(7.2)%	$(926)	(50.0)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amount for 2004 excludes $1.2 million of realized loss associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. The realized loss has been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K for the year ended December 31, 2005.

(4)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Animal Applications segment’s revenue increased approximately $10.1 million in 2005 as compared to 2004. The increase in revenue was principally due to an increase in electronic identification and visual product sales to livestock customers of approximately $2.6 million, an increase in microchip sales to companion animal customers of approximately $1.5 million, an increase in microchip sales to fish and wildlife customers of approximately $1.3 million, an increase in intercompany sales to VeriChip of approximately $0.6 million and the inclusion of approximately $3.8 million of revenue from DSD Holdings A/S. DSD Holdings was acquired on February 28, 2005.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit increased approximately $4.5 million in 2005 as compared to 2004.  The increase in gross profit relates primarily to increased sales. Gross profit margin increased to 40.6% in 2005 from 39.1% in 2004 primarily due to decreased material costs in 2005, partially offset by lower margins on sales by DSD Holdings.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $4.0 million in 2005 compared to 2004 and as a percentage of revenue increased to 35.2% from 33.6% in the same respective period.  The increase in selling, general and administrative expense relates primarily to a charge of approximately $1.2 million in legal expenses related to the maintenance and protection of Digital Angel’s intellectual property, approximately $1.1 million of compensation expense and approximately $1.2 million of expense related to DSD Holdings.

Research and Development - Our Animal Applications segment’s research and development expense increased approximately $0.7 million in 2005 as compared to 2004. The increase relates primarily to the development of a new large-scale RFID antenna detection system for a fish and wildlife customer.

Interest and Other Income - Our Animal Applications segment’s increase in interest and other income was primarily associated with an increase in short-term investments.

Interest Expense - Our Animal Applications segment’s decrease in interest expense of approximately $0.8 million in 2005 compared to 2004 was primarily associated with discount amortization and deferred debt cost amortization associated with debt that was fully converted into Digital Angel’s common stock during 2004.

GPS and Radio Communications Segment

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	% of Revenue	2005	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$17,366	91.8%	$19,657	94.3%	$(2,291)	(11.7)%
Service	1,556	8.2	1,197	5.7	359	30.0
Total revenue	18,922	100.0	20,854	100.0	(1,932)	(9.3)
Gross Profit:
Product (1)	9,082	52.3	10,836	55.1	(1,754)	(16.2)
Service (2)	188	12.1	47	3.9	141	NM (3)
Total gross profit	9,270	49.0	10,883	52.2	(1,613)	(14.8)
Selling, general and administrative expense	9,888	52.3	10,417	50.0	(529)	(5.1)
Research and development	2,149	11.4	1,723	8.3	426	24.7
Goodwill and asset impairment	--	--	7,141	34.2	(7,141)	(100.0)
Interest and other income	5	--	11	0.1	(6)	(54.5)
Interest expense	(60)	(0.3)	(29)	(0.1)	31	NM (3)
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries (3)	$(2,822)	(14.9)%	$(8,416)	(40.3)%	$(5,594)	(66.5)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%

Revenue - Our GPS and Radio Communications segment’s revenue decreased approximately $1.9 million in 2006 compared to 2005. The decrease primarily relates to reduced revenue at Signature of approximately $2.2 million offset by increased revenue at OuterLink of approximately $0.3 million. The decrease in sales at Signature relates to a decrease in sales of Signature’s SARBE products of approximately $3.0 million, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.8 million. We attribute $2.2 million of the decrease in SARBE product sales to the completion of the Indian government contract in May 2005 and $0.8 million of the SARBE product sales decrease to other SARBE product customers, including the UK Ministry of Defense. The increase in revenue at OuterLink relates primarily to the contract with the South Carolina National Guard to provide a satellite-based automatic flight following system.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit decreased approximately $1.6 million in 2006 as compared to 2005. Gross profit margin decreased to 49.0% in 2006 from 52.2% in 2005. The decrease in gross profit margin relates to decreased sales and the decrease in gross profit margin as a percentage of revenue relates primarily to higher margins on G2R SARBE locator beacons shipped under the contract with the government of India in the first six months of 2005. Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense decreased approximately $0.5 million in 2006 as compared to 2005 primarily due to reduced intangible amortization expense at our OuterLink, partially offset by increased selling, general, and administrative expense at Signature. OuterLink's intangible assets with definite lives were determined to be fully impaired during the fourth quarter of 2005. The increase in selling, general, and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.

Research and Development - Our GPS and Radio Communication segment’s research and development expense increased approximately $0.4 million in 2006 compared to 2005. The increase relates primarily to the development of the 406.6 MHz product family at Signature.

Goodwill and Asset Impairment - During the fourth quarter of 2005, based upon our annual review for impairment, we determined that approximately $7.1 million of goodwill and other intangible assets at OuterLink were impaired.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% of Revenue	2004	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$19,657	94.3%	$19,324	94.6%	$333	1.7%
Service	1,197	5.7	1,107	5.4	90	8.1
Total revenue	20,854	100.0	20,431	100.0	423	2.1
Gross Profit:
Product (1)	10,836	55.1	10,062	52.1	774	7.7
Service (2)	47	3.9	(96)	(0.4)	143	NM	(3)
Total gross profit	10,883	52.2	9,966	48.8	917	9.2
Selling, general and administrative expense	10,417	50.0	9,834	48.1	583	5.9
Research and development	1,723	8.3	537	2.6	1,186	NM	(3)
Goodwill and asset impairment	7,141	34.2	--	--	7,141	--
Interest and other income	11	0.1	41	0.2	(30)	(73.2)
Interest expense	(29)	(0.1)	(175)	(0.9)	(146)	(83.4)
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(8,416)	(40.3)%	$(539)	(2.6)%	$7,877	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%

Revenue - Our GPS and Radio Communications segment’s revenue increased approximately $0.4 million in 2005 compared to 2004. The increase primarily relates to increased revenue at OuterLink of approximately $0.5 million. The increase in sales of OuterLink is offset by a decrease in sales at Signature of approximately $0.1 million. Sales of Signature’s radio products increased approximately $1.1 million in 2004, however sales of Signature’s G2R beacon decreased approximately $1.2 million primarily due to the completion of the SARBE G2R contract with the Indian Air Force in May 2005.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $0.9 million in 2005 as compared to 2004. Gross profit margin increased to 52.2% in 2005 from 48.8% in 2004. The increase in gross margin relates to increased margins at OuterLink and Signature.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $0.6 million in 2005 as compared to 2004 primarily due to increased compensation and sales and marketing expenses at Signature. As a percentage of revenue, selling, general and administrative expenses increased to 50.0% in 2005 from 48.1% in 2004, primarily due to decreased revenue related to Signature.

Research and Development - Our GPS and Radio Communication segment’s research and development expense increased approximately $1.2 million in 2005 compared to 2004. Of the approximately $1.2 million increase, approximately $0.6 million related to research and development expenses for the continued development of our next generation of communication system hardware and approximately $0.6 million related to continuing product development programs.

Goodwill and Asset Impairment - During the fourth quarter of 2005, based upon our annual review for impairment, we determined that approximately $7.1 million of goodwill and other intangible assets at OuterLink were impaired.

Advanced Technology Segment

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	% Of Revenue	2005	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$10,546	44.6%	$14,617	58.2%	$(4,072)	(27.9)%
Service	13,116	55.4	10,484	41.8	2,632	25.1
Total revenue	23,662	100.0	25,101	100.0	(1,440)	(5.7)
Gross Profit:
Product (1)	1,484	14.1	2,043	14.0	(559)	(27.4)
Service (2)	7,912	60.3	5,323	50.8	2,589	48.6
Total gross profit	9,396	39.7	7,366	29.3	2,030	27.6
Selling, general and Administrative expense	7,069	29.9	7,461	29.7	(392)	(5.3)
Research and development	344	1.5	378	1.5	(34)	(9.0)
Goodwill and asset impairment	6,629	28.0	--	--	6,629	--
Interest and other income	695	2.9	833	3.3	(138)	(16.6)
Interest expense	(138)	(0.6)	(63)	(0.3)	75	NM
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(4,089)	(17.3)%	$297	1.1%	$(4,386)	NM %

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Advanced Technology segment’s revenue decreased approximately $1.4 million in 2006 compared to 2005. Sales of our voice, data and video telecommunications networks decreased approximately $2.4 million and sales of our call center software decreased approximately $2.8 million.

Partially offsetting these decreases was an increase in PDSC’s sales of our customer relationship management software and services of approximately $3.7 million.

Effective May 1, 2006, PDSC entered into two Statements of Work, or SOWs, with IBM for customer relationship management software license fees and services. Per the terms of the SOWs, IBM has agreed to license from PDSC its Flagship Service and all of the PDSC services modules currently installed by IBM for an initial payment of $2.5 million, and a web-based call center application for an additional $2.5 million to be paid in three payments upon the delivery by PDSC and acceptance by IBM of the call center application releases. PDSC received the initial payment of $2.5 million in July 2006 and an additional payment of $0.8 million in September 2006. PDSC anticipates delivering the remaining call center application releases over the next six to 24 months. PDSC is recognizing the license fee payments as revenue over a 30-month period, which is the estimated life of the project. In addition, PDSC is supplying IBM with maintenance and support for the system and application, which is being paid by IBM based upon a monthly personnel charge for the services provided. It is anticipated that these services will be required for an additional 18 to 24 months.

We are in the process of negotiating a settlement with the USPS relating to claims associated with our USPS MPI contract. This contract and claim is more fully discussed in the comparison of our Advanced Technology segment’s operating results for the year ended December 31, 2005 as compared to the year ended December 31, 2004 presented below.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit increased approximately $2.0 million in 2006 compared to 2005. The gross profit margin increased to 39.7% in 2006 compared to 29.3% in 2005. The increase in the gross profit and margin was due to the increased sales to IBM of our customer relationship management software.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expenses decreased $0.4 million in 2006 compared to 2005, primarily as a result of lower selling and related expenses associated with our voice, data and video telecommunications and call center software businesses.

Goodwill and Asset Impairment - During the fourth quarter of 2006, based upon our annual review for impairment, we determined that approximately $6.6 million of goodwill at our subsidiary, GTI, was impaired.

Interest and Other Income - Our Advanced Technology segment’s interest and other income decreased $0.1 million in 2006 compared to 2005. During 2005, we realized approximately $0.5 million of legal settlement income as a result of the settlement of a claim during 2005. During 2006, we realized additional intercompany interest income, which partially offset the reduction in interest and other income associated with the legal settlement income. All intercompany interest income is eliminated in consolidation of our financial results.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% Of Revenue	2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,617	58.2%	$37,476	78.8%	$(22,859)	(61.0)%
Service	10,484	41.8	10,061	21.2	423	4.2
Total revenue	25,101	100.0	47,537	100.0	(22,436)	(47.2)
Gross Profit:
Product (1)	2,043	14.0	3,370	9.0	(1,327)	(39.4)
Service (2)	5,323	50.8	5,976	59.4	(653)	(10.9)
Total gross profit	7,366	29.3	9,346	19.7	(1,980)	(21.2)
Selling, general and administrative expense	7,461	29.7	8,435	17.7	(974)	(11.5)
Research and development	378	1.5	356	0.7	22	6.2
Interest and other income	833	3.3	138	0.3	695	NM (3)
Interest expense	(63)	(0.3)	(23)	0.0	40	NM (3)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$297	1.1%	$670	1.5%	$(373)	(55.7)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful as the change is greater than 100%

Revenue - Our Advanced Technology segment’s sales of voice, data and video telecommunications networks accounted for 68.4% of this segment’s revenue in 2005, as compared to 87.4% in 2004. Voice, data and video telecommunications networks revenue decreased in 2005 primarily as a result of the termination of the U.S. Postal Service (USPS) MPI contract, which was terminated for convenience in January 2005. Revenue from the USPS MPI contract was approximately $0.4 million and $21.5 million in 2005 and 2004, respectively. We are entitled to be paid for the portion of the work performed prior to the notice of termination, plus reasonable charges that resulted from the termination and for equitable adjustments under the contract. We completed our negotiations with the USPS for payment of certain of these amounts during 2006. We are continuing to negotiate the payment of additional amounts due, which we expect to collect in the first half of 2007. Partially offsetting the decrease in voice, data and video telecommunications networks revenue in 2005 was additional revenue from sales of our call center software of approximately $1.8 million.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit decreased approximately $2.0 million in 2005 compared to 2004. Sales of voice, data and video telecommunications networks generated gross profit of approximately $4.3 million in 2005, representing 58.2% of the gross profit generated by our Advanced Technology segment in 2005, as compared to $6.2 million, or 65.9% of the segment’s gross profit in 2004. The decrease resulted primarily from the decrease in revenue. The gross profit margin for our voice, data and video telecommunications networks business was 25.0% in 2005, as compared to 14.9% in 2004. The increase in the gross profit margin primarily reflected the elimination of the lower margins associated with the terminated USPS MPI contract.

Selling, General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expenses decreased by approximately $1.0 million in 2005 compared to 2004, primarily as a result of the decrease in expenses related to our voice, data and video telecommunications network business.

Interest and Other Income - Our Advanced Technology segment’s interest and other income increased by approximately $0.7 million in 2005 as compared to 2004. Included in 2005 is approximately $0.5 million of legal settlement income as a result of the settlement of a claim during the year.

InfoTech Segment

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	% of Revenue	2005	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$13,661	90.5%	$14,910	89.6%	$(1,249)	(8.4)%
Service	1,437	9.5	1,729	10.4	(292)	(16.9)
Total revenue	15,098	100.0	16,639	100.0	(1,541)	(9.3)
Gross Profit:
Product (1)	2,546	18.6	2,632	17.7	(86)	(3.3)
Service (2)	396	27.6	368	21.3	28	7.6
Total gross profit	2,942	19.5	3,000	18.0	(58)	(1.9)
Selling, general and administrative expense	3,844	25.5	3,431	20.6	413	12.0
Interest and other income	143	0.9	143	0.9	--	--
Interest expense	(235)	(1.6)	(215)	(1.3)	20	9.3
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(994)	(6.7)%	$(503)	(3.0)%	$491	97.6%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our InfoTech segment’s revenue decreased approximately $1.5 million in 2006 compared to 2005. The decrease was primarily a result of a decline in product sales to InfoTech’s top two customers. Service sales also decreased in 2006 compared to 2005 due to a combination of decreases in project work and service contract revenue. Sales volume for the coming year is expected to remain at or above last year’s sales volume levels due to continued healthy IT market conditions, InfoTech’s focus on high-end, Intel-based products and our efforts to broaden InfoTech’s IT services portfolio.

Gross Profit and Gross Profit Margin - Our InfoTech segment’s gross profit decreased slightly in 2006 by approximately $0.1 million compared to 2005 primarily due to a decrease in product gross profit which was somewhat offset by an increase in service gross profit. The decrease in product gross profit was a result of the decline in product revenue. The increase in service gross profit was due to improved margins resulting from the changes in InfoTech’s service delivery model made in July of 2006. During 2006, InfoTech had a workforce reduction of eight employees as part of the changes in its service delivery model.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense increased $0.4 million due to a combination of factors. In 2005 InfoTech recorded a reversal of approximately $0.2 million for an estimated accrual in accrued litigation expense following the settlement of a lawsuit. In 2006 InfoTech incurred compensation expense of approximately $0.1 million related to the adoption of SFAS 123(R), as well as compensation expense in connection with the severance agreement with InfoTech’s former chief executive officer, and in April of 2006 InfoTech hired a senior vice president of sales.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	% of Revenue	2004	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,910	89.6%	$14,846	82.5	$64	0.4%
Service	1,729	10.4	3,155	17.5	(1,426)	(45.2)
Total revenue	16,639	100.0	18,001	100.0	(1,362)	(7.6)
Gross Profit:
Product (1)	2,632	17.7	2,155	14.5	477	22.1
Service (2)	368	21.3	1,078	34.2	(710)	(65.9)
Total gross profit	3,000	18.0	3,233	18.0	(233)	(7.2)
Selling, general and administrative expense	3,431	20.6	3,478	19.3	(47)	(1.4)
Interest and other income	143	0.9	164	0.9	(21)	(12.8)
Interest expense	(215)	(1.3)	(121)	(0.7)	94	77.7
Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(503)	(3.0)%	$(202)	(1.1)	$(301)	149.0%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our InfoTech segment’s revenue decreased approximately $1.4 million in 2005 compared to 2004 primarily a result of a loss in service revenue stemming from a significant decline in revenue from an IBM service contract during 2005. The IBM contract expired in December 2005 and was not renewed.

Gross Profit and Gross Profit Margin - Our InfoTech segment’s gross profit decreased approximately $0.2 million in 2005 compared to 2004 primarily as a result of the decrease in service gross profit resulting from the decline in service revenue. This was largely offset by an increase in product gross profit that was attributable to our focus on high-end, Intel-based products which resulted in higher product margins in 2005 compared to 2004.

Selling, General and Administrative Expense - Our InfoTech segment’s selling, general and administrative expense remained relatively stable in 2005 as compared to 2004.

Interest Expense - Our InfoTech segment’s interest expense increased $0.1 million in 2005 compared to 2004 primarily as a result of InfoTech incurring a full year of interest expense, in 2005, in connection with its credit facility with Wells Fargo compared to only six months of interest expense in 2004.

“Corporate/Eliminations”

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006	2005	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(356)	$(697)	$(341)	(48.9)
Total	(356)	(697)	(341)	(48.9)
Gross Profit:
Elimination of intercompany product gross profit	(216)	(430)	(214)	(49.8)
Total	(216)	(430)	(214)	(49.8)
Selling, general and administrative expense	9,112	6,091	3,021	49.6
Research and development	--	191	(191)	(100.0)
Interest and other income	66	1,192	(1,126)	(94.5)
Interest (expense) recovery	(1,749)	2,707	4,456	NM (1)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(11,011)	$(2,813)	$8,198	NM (1)

(1)	NM = Not meaningful as the change is greater than 100%

Selling, General and Administrative Expense - Our “Corporate/Eliminations” selling, general and administrative expense increased approximately $3.0 million in 2006 as compared to 2005. Approximately $3.3 million of the increase was related to an incentive agreement between us and our former chief executive officer. The incentive agreement was entered into to (i) induce our former CEO, Scott R. Silverman, to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments to him in shares of stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate his employment with us. Also contributing to the increase was an increase in bonus payments of approximately $1.0 million during 2006 as compared to 2005. These increases were partially offset by a decrease in legal and other professional fees during 2006.

Research and Development - In mid-2004, we made a decision to downsize our Corporate Research Group.  Effective March 31, 2005, we closed our Corporate Research Group. The majority of our research and development is now handled through our segments.

Interest and Other Income - Our Corporate/Eliminations’ interest and other income decreased approximately $1.1 million in 2006 compared to 2005. Interest income is a function of our short-term investments and interest earned on notes receivable.  Also, included in interest and other income during 2005 was approximately $0.7 million attributable to the reversal of certain liabilities of a business unit that we had closed during 2001.

Interest Expense - Our Corporate/Eliminations’ interest expense is a function of the level of our outstanding debt. Corporate/Eliminations’ interest expense has increased in 2006 compared to 2005 as a result of borrowing from our lenders, SSIF and Laurus. In addition, our interest expense varies as a result of the warrants that we issued to the purchasers of our debentures (the debentures were fully converted as of December 31, 2003.) The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. During 2006 and 2005, we recorded interest (expense) recovery of $(0.0) million and $3.2 million, respectively, as a result of such revaluations.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(697)	$(88)	$609	NM	(1)
Total	(697)	(88)	609	NM	(1)
Gross Profit:
Elimination of intercompany product gross profit	(430)	3	433	NM	(1)
Total	(430)	3	433	NM	(1)
Selling, general and administrative expense	6,091	6,130	(39)	(0.6)
Research and development	191	680	(489)	(71.9)
Interest and other income	1,192	1,426	(234)	(16.4)
Interest (expense) recovery	2,707	(1,228)	(3,935)	NM	(1)
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,813)	$(6,609)	$(3,796)	(57.4)%

(1)	NM = Not meaningful as the change is greater than 100%

Research and Development - Our Corporate/ Eliminations’ research and development expense decreased $0.5 million in 2005 as compared to 2004. In mid-2004, we made a decision to downsize our Corporate Research Group.  Effective March 31, 2005, we closed our Corporate Research Group. The majority of our research and development is now handled through our segments.

Interest and Other Income - Our Corporate/ Eliminations’ interest and other income increased approximately $0.2 million in 2005 as compared 2004. Interest income is a function of our short-term investments and interest earned on notes receivable.  Included in interest and other income during 2005 was approximately $0.7 million attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. Included in interest and other income in 2004 was other income of approximately $0.8 million related to the exchange of approximately 0.2 million warrants, which are at the warrant holders’ option settleable into shares of our common stock or exchangeable into shares of the Digital Angel common stock that we own. The warrant holders’ exchanged a portion of these warrants into 0.2 million shares of the Digital Angel common stock that we owned during the fourth quarter of 2004.

Interest Expense - Our Corporate/ Eliminations’ interest expense is a function of the level of our outstanding debt. We incurred approximately $1.0 million of interest expense in 2005 associated with the issuance of our Senior Unsecured Convertible Notes in the face amount of $5.35 million to Satellite Strategic Finance Partners, Ltd. (“SSFP”) and SSFA in June 2005 as consideration for the purchase of Instantel. In addition, our interest expense varies as a result of warrants that we issued to the purchasers of our debentures (the debentures were fully converted as of December 31, 2003.) The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. During 2005 and 2004, we recorded interest recovery (expense) of $3.3 million and $(1.4) million, respectively, as a result of such revaluations.

Income Taxes

We had effective (provision) benefit for income tax rates of (0.2)%, 2.8% and (0.8)% for the years ended December 31, 2006, 2005 and 2004, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2006, we have provided a valuation allowance to fully reserve our U.S. net operating losses carried forward and our other U.S. existing net deferred tax assets, primarily as a result of our recent losses. Our tax provision for 2006 was primarily related to state income taxes. Our tax benefit for 2005 was primarily the result of the reversal of accruals associated with previous potential tax liabilities.

Net Gain/Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by our majority-owned subsidiaries, VeriChip, Digital Angel, and InfoTech, are reflected in the consolidated statement of operations. We determined that such recognition of gains and losses on certain issuances of shares of stock by Digital Angel, InfoTech, and VeriChip was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During 2006, we recorded a loss of approximately $2.0 million from the issuance of 0.5 million shares of VeriChip common stock, a gain of $0.3 million on the issuance of 0.4 million shares of Digital Angel’s common stock and a de minimis gain on the issuance of 50,000 shares of InfoTech’s common stock. The approximately $2.0 million loss associated with VeriChip's stock resulted from the issuance of 0.5 million shares of VeriChip's restricted stock to our former CEO. During 2005 and 2004, we recorded a gain of $0.4 and $11.1 million on the issuance of 0.2 and 14.4 million shares, respectively, of Digital Angel’s common stock. Also, during 2004, Digital Angel issued 0.2 million shares of its common stock, which we acquired under the terms of a letter agreement among us, Digital Angel and Laurus, Digital Angel’s previous lender. We did not record a gain on the issuance of the shares under the letter agreement, as we intended to acquire such shares upon issuance. VeriChip and InfoTech did not issue any common stock to third parties during 2005 and 2004. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip, Digital Angel, and InfoTech and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.3 million and 0.6 million shares during 2006 and 2005, respectively, under the terms of two share exchange agreements entered into in connection with its acquisition of DSD, which did not result in a gain or loss on issuance.

We recorded a gain (loss) of $0.4 million, $0.1 million, and $(67,000) during 2006 attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip, Digital Angel, and InfoTech, respectively. We recorded a gain (loss) of $0.6 million and $(20.2) million in 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel, including the purchase of 0.3 million shares of treasury stock by Digital Angel during 2005.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of December 31, 2006, cash and cash equivalents totaled $7.4 million, a decrease of $15.0 million, or 67.0%, from $22.4 million at December 31, 2005.

Net cash used in operating activities totaled $8.0 million, $11.4 million and $13.9 million in 2006, 2005 and 2004, respectively. In each year, cash was used primarily to fund operating losses. Since we do not currently own 100% of VeriChip, Digital Angel and InfoTech, access to their funds is limited.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $3.3 million, 12.6%, to $22.9 million at December 31, 2006, from $26.2 million at

December 31, 2005. The decrease was primarily due to the decrease in sales in the three-months ended December 31, 2006 compared to the three-months ended December 31, 2005. As a percentage of 2006 and 2005 revenue, accounts and unbilled receivables were 19% and 23%, respectively.
•
Inventories increased to $14.3 million at December 31, 2006, compared to $12.3 million at December 31, 2005. Approximately $2.9 million of the increase was due to an increase in inventories at Digital Angel and VeriChip, offset by a decrease of $0.8 million at GTI.

•
Accounts payable increased $6.2 million, or 49.6%, to $18.7 million at December 31, 2006, from $12.5 million at December 31, 2005. The increase was primarily a result of the timing of billings for purchases.

•
Accrued expenses decreased $3.2 million, or 14.3%, to $19.1 million at December 31, 2006, from $22.3 million at December 31, 2005. The decrease is primarily the result of the timing of billings for purchases included in 2006 in accounts payable. The decrease was partially offset by an increase associated with a $3.3 million accrued payment due to our former CEO.

Investing activities used cash of $6.5 million, $23.0 million and $4.4 million in 2006, 2005 and 2004, respectively. In 2006, we used approximately $4.1 million to acquire property and equipment, and approximately $3.1 million for business acquisitions. These uses were partially offset by $0.8 million that we realized on the sale of property and equipment. In 2005, cash of $22.1 million was used to purchase Instantel and $2.1 million was used to purchase property and equipment. In 2004, cash of $5.9 million was used to purchase shares of Digital Angel’s common stock, $1.3 million was used to purchase property and equipment, and $0.7 million was used to acquire other assets. Partially offsetting these uses of cash in 2004 was $1.3 million from collection of notes receivable, $0.6 million from the sale of Digital Angel’s common stock, and $1.3 million from the sale of assets related to our discontinued operations.

Financing activities (used) provided cash of $(0.6) million, $26.3 million, and $38.8 million in 2006, 2005 and 2004, respectively. In 2006, our significant sources of cash were $13.8 million from long-term debt, and $1.0 million from notes payable. Our significant uses were $12.9 million in payments on long-term debt and $2.9 million to fund VeriChip's offering costs. In 2005, our significant sources of cash were proceeds from the issuance of notes and preferred stock of $17.4 million, proceeds from long-term debt of $11.8 million and proceeds from the issuance of common shares and warrants of $6.1 million. Partially offsetting these sources of cash was $5.5 million used to repay long term debt. In 2004, our significant sources of cash were $23.5 million provided by the issuances of common stock by Digital Angel, and $17.8 million provided by the issuances of our common stock. Partially offsetting these sources of cash was $0.9 million used to fund discontinued operations, cash of $1.1 million used to repay debt, and cash of $0.4 million used for stock issuance costs.

Financial Condition

Financing Agreements and Debt Obligations

Preferred Stock, Senior Unsecured Convertible Notes and Warrants

In connection with the acquisition of Instantel in 2005, we entered into a financing agreement with SSFP and SSFA whereby we issued our Series D convertible preferred stock, Series E warrants and senior unsecured convertible notes. The Series E warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The Series E warrants are exercisable at any time at exercise prices ranging from $3.70 to $4.04 per share until they expire on September 10, 2010. These warrants are more fully described in Note 12 to our consolidated financial statements. VeriChip also issued SSFP and SSFA warrants to acquire 33,333 shares of its common stock at an exercise price of $36.00 per share. The total consideration for the preferred stock, the Series E warrants and the VeriChip warrants was $12.5 million in cash. The notes were issued in the principal outstanding amount of $5.0 million, which was equal to 93.45% of the face amount of $5.4 million. We used these net proceeds of approximately $17.4 million from the financing agreement, together with approximately $4.7 million of internal cash on hand, to fund the acquisition of Instantel. The preferred stock was fully converted during the third quarter of 2005. The notes were repaid in December 2005 as discussed below.

$12 Million Non-Convertible Note

On December 28, 2005, we issued a $12 million non-convertible note to Satellite Strategic Income Fund, LLC, or SSIF, pursuant to the terms of a note purchase agreement. The note accrued interest at 12% per annum for the first nine-months and then increased by 1% per month thereafter until its maturity date on June 28, 2007. We used a portion of the net proceeds of approximately $11.8 million from the note to repay approximately $5.35 million of our existing debt to SSFP and SSFA, both of which are affiliates of SSIF. We fully repaid this note on August 24, 2006 with the proceeds from our $13.5 million non-convertible note as discussed below.

$13.5 Million Non-Convertible Note

On August 24, 2006, we closed a $13.5 million non-convertible debt financing transaction with Laurus pursuant to the terms of the Securities Purchase Agreement dated August 24, 2006 (the "Agreement"), between us and Laurus. Under the terms of the Agreement, Laurus extended financing to us in the form of a $13.5 million secured term note (the "Note"). The Note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of August 24, 2009. We obligated to make monthly principal payments ranging from $200,000 to $300,000 beginning on April 1, 2007. The terms of the Note allow for optional redemption by paying 102% of the principal amount. The Note also provides for certain events of default, including (i) failure to pay principal and interest when due; (ii) a violation of a covenant; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note, among others. The covenants in the Agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, creating new indebtedness not specifically allowed under the terms of the agreement, among others. In the event of default, Laurus is entitled to additional interest on the outstanding principal balance of the Note and on all outstanding obligations under the Note and the related agreements entered into in conjunction with the Note in an amount equal to 1% per month.

To secure our obligations under the Agreement, we have granted Laurus a first priority security interest in substantially all of the assets of Applied Digital Solutions, Inc., and we have pledged all of the issued and outstanding capital stock owned by us in InfoTech and certain of our other wholly-owned subsidiaries and 65% and approximately 93% of the outstanding stock of VeriChip and Digital Angel that we own, respectively.

We used the proceeds of the Note to repay all of the outstanding obligations under the $12 million non-convertible note to SSIF that we issued on December 28, 2005. Under the terms of the senior secured note, to prepay the loan, we paid an amount equal to approximately $12.7 million, which is the sum of (a) 104% of the principal being redeemed plus (b) all accrued and unpaid interest thereon.

In connection with the financing, we also issued Laurus a warrant for the purchase of 1.7 million shares of our common stock at an exercise price of $1.88 per share. The warrant is exercisable beginning on August 24, 2006 and expires on August 24, 2013. Laurus has agreed to a 12 month lock-up with respect to the sale of the shares of common stock underlying the warrant. The warrant is more fully described in Note 12 to our consolidated financial statements.

Share Exchange Agreements

On February 25, 2005, we entered into a stock purchase agreement with Digital Angel. Pursuant to the agreement, Digital Angel issued 644,140 shares of its common stock to us in exchange for 684,543 shares of our common stock. The purpose of the stock exchange was to use the shares as partial consideration for Digital Angel’s acquisition of DSD Holdings. The exchange ratio of shares was based upon the average of the volume-weighted-average price of our common stock and Digital Angel’s common stock for the ten trading days immediately preceding and not including the transaction closing date which was $5.434 for Digital Angel’s common stock and $5.113 for our common stock. The value of the stock exchanged was $3.5 million.

On August 14, 2003, we entered into a share exchange agreement with Digital Angel under which, on March 1, 2004, we issued to Digital Angel 1.98 million shares of our common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s common stock. The purchase price of the 3.0 million shares of Digital Angel’s common stock was $2.64 per share. The warrant was exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of our common stock. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of our common stock for net proceeds of approximately $6.7 million. In December 2004, we exercised the warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon our exercise of the warrant were $3.74 million.

Royal Bank of Canada Credit Agreement

VeriChip’s subsidiary, VeriChip Holdings, Inc., or VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.3 million based on the exchange rate as of December 31, 2006, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI. At December 31, 2006, approximately $0.8 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and is guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets.

Intercompany Loan Agreement with VeriChip

VeriChip has financed a significant portion of its operations and investing activities primarily through funds provided by us. On December 27, 2005, we and VeriChip entered into a loan agreement, a revolving line of credit note and a security agreement to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest as published by The Wall Street Journal. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.

On January 19, 2007, February 8, 2007, and again on February 13, 2007, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. On February 9, 2007, the effective date of VeriChip's initial public offering, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. We amended the repayment terms of the loan to allow VeriChip to retain a greater portion of the net proceeds of its offering for use in its business, thereby improving its liquidity for at least the next 12 to 18 months.

The loan is subordinated to the obligations of VeriChip under its credit agreement with the RBC, and is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the RBC. As of December 31, 2006 and February 28, 2007, approximately $13.6 million and $11.6 million of principal and accrued interest, respectively, was outstanding on the loan.

Danske Bank Line of Credit

DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank A/S. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately $2.1 million USD at December 31, 2006) to DKK 18 million (approximately $3.2 million USD at December 31, 2006). In connection with the amendment, Digital Angel executed a letter of support which confirms that Digital Angel Corporation shall maintain its holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2006, the annual interest rate on the facility was 5.85%. Borrowing availability under the credit facility considers guarantees outstanding. At December 31, 2006 the borrowing availability on the credit agreement was DKK 0.9 million (approximately $0.2 million USD at December 31, 2006). The credit agreement shall remain effective until further notice. Daploma can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable - Danske Bank

As of December 31, 2006, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($53,100 USD at December 31, 2006) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.47% at December 31, 2006. As of December 31, 2006, the amount outstanding under the note payable was approximately $0.4 million.

Mortgage Notes Payable

Digital Angel is a party to a mortgage note payable collateralized by land and building.  Principal and interest payments totaling approximately $30,000 are payable monthly.  Payments are due through November of 2010.  The interest rate on the note is fixed at 8.2%.  As of December 31, 2006, the amount outstanding under the mortgage note payable was $2.2 million.

Equipment Loans

DSD Holdings is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.2 million ($26,900 at December 31, 2006) are payable monthly.  Payments are due through January of 2010.  The interest rates on the loans are variable and range from 6.00% to 8.14% as of December 31, 2006.

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Digital Angel entered into the Debenture and corresponding Purchase Agreement with Imperium, dated effective February 6, 2007. Under the terms of the Purchase Agreement, Digital Angel sold to Imperium a 10.25% Senior Secured Debenture in the original principal amount of $6.0 million and the Warrant to purchase 699,600 shares of Digital Angel’s common stock. The Warrant has an initial exercise price of $2.973 per share and contains certain anti-dilution adjustments and other adjustments in the event of a change of control or an event of default.

The Debenture matures on February 6, 2010, and Digital Angel is obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on

September 4, 2007. Digital Angel has the option, but not the obligation, of making the monthly payments, or a portion of the monthly payments, in shares of Digital Angel’s common stock at 92% of the then current market price upon the satisfaction of certain conditions. If an event of default or a change of control occurs, Imperium has the right to require Digital Angel to redeem the Debenture for a cash amount equal to 110% of the outstanding principal plus interest. The proceeds of the Debenture will be used by Digital Angel to fund a portion of its planned acquisition of certain assets of McMurdo, a marine electronics business, by Signature, a United Kingdom-based subsidiary of Digital Angel, and to invest in the continued growth of Digital Angel’s business.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

InfoTech finances its operations through arrangements with Wells Fargo and IBM Credit. InfoTech’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides it with a $4.0 million credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or InfoTech. InfoTech’s wholesale financing agreement with IBM Credit provides for inventory financing up to $0.6 million and is secured by a letter of credit issued under InfoTech’s Wells Fargo credit agreement in the amount of $0.6 million.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by InfoTech up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit under the wholesale financing agreement and (iii) the $0.3 million letter of credit outstanding under the credit facility which secures InfoTech’s obligations under a credit facility with one of InfoTech’s vendors. The borrowing base is equal to the lesser of (x) $4.0 million or (y) the amount equal to (a) 85% of InfoTech’s eligible accounts receivable plus (b) the amount of available funds in InfoTech’s deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2006, the borrowing base was approximately $1.4 million, the letters of credit were approximately $0.9 million, $64,000 in borrowings were outstanding under the credit facility, and approximately $1.3 million was available under the credit facility.

The obligations under the credit agreement have been guaranteed by InfoTech and its subsidiaries. In addition, InfoTech has pledged the stock of its subsidiaries and assigned its rights under its loan agreement with us. The credit facility is further secured by a first priority security interest in substantially all of InfoTech’s assets.

The credit facility requires InfoTech to maintain certain financial covenants. The credit facility also prohibits InfoTech from incurring or contracting to incur capital expenditures exceeding $50,000 in the aggregate during any fiscal year or more than $10,000 in any one transaction. The credit agreement contains other standard covenants related to InfoTech operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by InfoTech, without Wells Fargo’s consent.

Liquidity

As of February 15, 2007, our consolidated cash and cash equivalents totaled $24.8 million. VeriChip had a cash balance of $13.3 million, Digital Angel had a cash balance of $5.1 million, InfoTech had a cash balance of $0.1 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $6.3 million.

As of December 31, 2006, we had a working capital deficiency of approximately $4.8 million. However, approximately $5.4 million and $4.3 million of our liabilities classified as current are associated with our discontinued operations and other business units that we have sold or closed in 2000 and 2001, respectively. These liabilities have not been guaranteed by us and we do not intend to repay such liabilities. Excluding these items, our working capital is approximately $4.9 million as of December 31, 2006. We believe that we have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

•	First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;
•	Second, we will attempt to develop an effective marketing and sales strategy in order to grow our businesses and compete successfully in our markets;
•	Third, we will attempt to expand the market for our Bio Thermo and VeriMed products; and
•	Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel in order to provide us with an appropriate return on our investment.

We believe we have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2007. The major components of the plan are discussed on page 69 of this annual report. No assurance can be given that we will be successful in implementing the plan. Our profitability and cash flows from operations depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(amounts in thousands)
Notes payable, long-term debt and other long-term obligations	$22,881	$7,326	$13,166	$2,389	$—
Operating lease obligations	23,555	2,077	3,668	1,711	16,099
Employment related contracts	4,705	2,174	1,464	1,067	—
Total	$51,141	$11,577	$18,298	$5,167	$16,099

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued FAS 123R which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted FAS 123R, effective January 1, 2006. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. As discussed below, the vesting of substantially all of our then outstanding employee stock options was accelerated as of December 30, 2005. As a result, our initial adoption of FAS 123R did not have a material impact on our consolidated results of operations and earnings (loss) per share. However, going forward, as we grant more options, we expect that the impact may be material.

On December 12, 2005, our, VeriChip's and Digital Angel’s boards of directors approved a proposal which provided for vesting on December 30, 2005 of substantially all of our then outstanding and unvested stock options previously awarded to our directors, employees and consultants. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of the accelerated vesting of the options granted was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. As a result of the acceleration, we expected to avoid recognition of up to approximately $7.6 million of compensation expense in our consolidated statements of operations over the course of the original vesting period, substantially all of which was expected to be avoided in 2006 and 2007. Such expense is included in our pro forma stock-based footnote disclosure for the year ended December 31, 2006. FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when the options whose vesting schedule was changed were in-the-money on the date of change, which would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested during the first half of 2006, with a smaller percentage vesting over 30 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of options exercisable for approximately 8.8 million shares of our and our subsidiaries’ common stock that were affected by the acceleration of vesting, substantially all of the $4.6 million of intrinsic value of these options is attributable to VeriChip’s executive officers and directors at that time. We are unable to estimate the number of options that our employees and directors will ultimately retain that otherwise would have been forfeited, absent our acceleration of the vesting of these options. Based on the then current circumstances, the high concentration of such options awarded to officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us upon acceleration of the vesting on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, we recognized approximately $0.4 million of compensation expense as a result of three terminated employees receiving a benefit related to the accelerated vesting of their options that they would not otherwise have received. If we are required to recognize additional compensation expense in connection with the accelerated vesting of in-the-money stock options, it could have a material impact on our future results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, or FAS 151, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. Our adoption of FAS 151 on January 1, 2006 did not have a material impact on the results of our operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, or FAS 153. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted the provisions of FAS 153 on January 1, 2006. The adoption of FAS 153 did not have a material impact on the results of our operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or FAS 154. FAS 154 replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for, and reporting of, a change in accounting principle. FAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of FAS 154 and will assess the impact of a retrospective application of a change in accounting principle in accordance with FAS 154 if the need for such a change arises after the effective date.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or FAS 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not yet determined the impact of the adoption of FAS 155 on our financial statements, if any.

In March 2006, the FASB issued SFAS 156 - Accounting for Servicing of Financial Assets, or FAS 156, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. FAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of FAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS 157 - Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 amends FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for us as of the end of our first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact of FAS 158 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With our Canadian, European, and South American subsidiaries, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2006, our debt consisted of a senior unsecured note with Laurus with a fixed interest rate, VeriChip’s borrowings under its credit agreement with the RBC bearing interest at the Bank of Canada prime plus 1%, InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, Digital Angel’s borrowings under Danish credit facilities bearing interest at prime plus 2%, an equipment loan bearing variable interest rates ranging from 6.00% to 8.14%, and a mortgage and capitalized leases with fixed or implicit interest rates.

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio (fair value of debt with variable interest rate reflects carrying value):

Dollars in Millions	Carrying Value at December 31, 2006
Total notes payable and long-term debt, including current portion	$21.5
Notes payable bearing interest at fixed interest rates	$15.7
Weighted-average interest rate during 2006	15.5%

The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

For the Year Ended December 31, 2006
Exchange Rate Sensitivity:
Net foreign currency gains recorded in our consolidated statements of operations	$0.3 million
Foreign currency translation adjustments included in other comprehensive income	$0.4 million

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended December 31, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

As described above, we reviewed our internal controls over financial reporting and there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on management’s assessment the Company believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

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

Eisner LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. Eisner’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Applied Digital Solutions, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Applied Digital Solutions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applied Digital Solutions, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Applied Digital Solutions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on, the COSO criteria. Also, in our opinion, Applied Digital Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on, COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, preferred stock, common stock and other stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP

New York, New York
March 14, 2007

ITEM 9B. OTHER INFORMATION

Effective January 2, 2007, Thomas J. Hoyer (“Hoyer”) was appointed as Digital Angel Corporation’s Chief Financial Officer, Vice President and Treasurer. In connection with such appointment, Hoyer and Digital Angel entered into a Compensation and Change of Control Agreement on December 18, 2006. Under this agreement, Mr. Hoyer will receive an annual base salary of $265,000; a targeted annual bonus of 60% of annual base salary based upon plan metrics, Digital Angel’s performance and individual contribution (which bonus will be capped at 120% of the annual base salary); and a ten-year option to purchase 250,000 shares of Digital Angel’s common stock. The option vest ratably over a five-year period and have a strike price of $2.75 per share. Mr. Hoyer will also be entitled to participate in any of Digital Angel’s benefit plans or programs as are from time to time available to officers of Digital Angel. The agreement also provides that Mr. Hoyer will receive a change of control payment if a change of control of Digital Angel, as defined in the agreement, occurs and Mr. Hoyer’s employment is terminated within 3 months of such event (regardless if voluntary resignation or involuntary termination). The change of control payment equals the sum of 200% of the base salary then in effect plus 200% of the larger of either Mr. Hoyer’s target bonus or average annual bonus for the prior three years. In addition, all unvested stock options will immediately vest in full

On March 1, 2007, we filed a Current Report on Form 8-K to announce that Evan C. McKeown was no longer serving as our chief financial officer. Effective March 9, 2007, we terminated Mr. McKeown's employment.

On March 14, 2007, we made a partial payment to Mr. Silverman in the form of 503,768 shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, as partial payment in connection with our obligations to Mr. Silverman under the December 5, 2006 Agreement.  These shares were issued under a letter agreement between us and Mr. Silverman dated March 14, 2007.  The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 Agreement, including our election to satisfy a portion of our obligation now by issuing the 503,768 shares with a value as of March 14, 2007 of $735,501 and a cash payment of $264,499.  These shares were issued to Mr. Silverman outright with no risk of forfeiture.  Per the terms of the letter agreement, Mr. Silverman further agreed that he will not require us to make the remaining portion of the payment due to him under the December 5, 2006 Agreement of $2.3 million until the earlier of April 1, 2008 or the receipt of funds by us in excess of $4.0 million in a single transaction resulting from (i) the issuance of our equity; or (ii) the sale of one of our assets, including the shares of Digital Angel or VeriChip common stock that we own.
PART III

The information required in Item 10 (Directors and Executive Officers and Corporate Governance of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

APPLIED DIGITAL SOLUTIONS, INC.

	By:	/s/ Michael E. Krawitz
Date: March 15, 2007		Michael E. Krawitz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Krawitz	Chief Executive Officer (Principal Executive Officer)	March 15, 2007
(Michael E. Krawitz)

/s/ Lorraine M. Breece	Chief Financial Officer (Principal Accounting Officer)	March 15, 2007
(Lorraine M. Breece)

/s/ Scott R. Silverman	Chairman of the Board of Directors	March 15, 2007
(Scott R. Silverman)

/s/ J. Michael Norris	Director	March 15, 2007
(J. Michael Norris)

/s/ Daniel E. Penni	Director	March 15, 2007
(Daniel E. Penni)

/s/ Dennis G. Rawan	Director	March 15, 2007
(Dennis G. Rawan)

/s/ Constance K. Weaver	Director	March 15, 2007
(Constance K. Weaver)

Exhibit Index

Exhibit Number	Description

2.1
Agreement of Purchase and Sale dated as of June 4, 1999 among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on June 11, 1999, as amended on August 12, 1999)

2.2
Agreement and Plan of Merger dated as of June 30, 2000 among Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11, 2000)

2.3
Agreement and Plan of Merger dated as of October 18, 2000, among Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

2.4
Stock Purchase Agreement dated February 28, 2005, among Digital Angel Corporation and all the shareholders of DSD Holding A/S (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

2.5
Acquisition Agreement and Plan of Arrangement effective on January 26, 2005 between Applied Digital Solutions, Inc. and eXI Wireless, Inc. (incorporated herein by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)

2.6
Share Purchase Agreement among Instantel, Inc., Instantel Holding Company s.ar.l., Perceptis, L.P., VeriChip Inc. and solely for the purposes of Section 1.4 of the Agreement, Applied Digital Solutions, Inc. and VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

2.7
Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

2.8**	Asset Sale and Purchase Agreement dated December 14, 2006, between Signature Industries Limited and McMurdo Limited

3.1
Amended and Restated Bylaws of Applied Digital Solutions, Inc. dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of Applied Digital Solutions, Inc. filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of Applied Digital Solutions, Inc. filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1
1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-11294) filed with the Commission on December 2, 1999)

10.2	Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-

118776) filed with the Commission on September 3, 2004)

10.3
Warrant Agreement between VeriChip Corporation and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

10.4
Letter Agreement between Applied Digital Solutions, Inc. and R.J. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2003)*

10.5
Securities Purchase Agreement among Applied Digital Solutions, Inc. and the Purchasers named therein, dated June 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.6	Form of Stock Purchase Warrant dated June 30, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.7
Amended and Restated Trust Agreement dated June 30, 2003, between Wilmington Trust Company and Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.8
Blanket Purchase Agreement between United States Department of Agriculture and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.55 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.9
Letter Agreement among Applied Digital Solutions, Inc., Digital Angel Corporation and Laurus Master Fund, Ltd. dated June 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.10
Order For Supplies and Services between Government Telecommunications, Inc. and the General Services Administration dated June 18, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.11
Scott R. Silverman Employment Agreement entered into on April 8, 2004 (incorporated herein by reference to Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)*

10.12
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC, dated as of April 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.13
Form of Series A Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.14
Form of Series B Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.15
Registration Rights Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates LLC, dated as of April 13, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.16
Food and Drug Administration’s Letter Regarding Clearance of VeriChipTM for Medical Applications in the United States dated October 12, 2004 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2004)

10.17
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC dated as of October 21, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.18
Form of Series D Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.19
Registration Rights Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC dated as of October 21, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.20
Group Purchasing Program Agreement between Henry Schein, Inc. and VeriChip Corporation dated October 28, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2004)

10.21
Change of Control Agreement dated December 2, 2004, between Digital Angel Corporation and Kevin N. McGrath (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2004)*

10.22
Form of Letter of Offer of Employment (incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123 filed with the Commission on December 10, 2004)*

10.23
Consulting Services Agreement between Applied Digital Solutions, Inc. and Ovations International dated December 24, 2002 (incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123) filed with the Commission on December 10, 2004)

10.24
Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123) filed with the Commission on December 10, 2004)*

10.25
Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123) filed with the Commission on December 10, 2004)*

10.26
Stock Purchase Agreement dated February 25, 2005, between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

10.27	Incentive and Recognition Policy dated March 10, 2006 (incorporated herein by reference to Exhibit 10.106 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)*

10.28	Executive Change in Control Plan dated May 8, 2004 (incorporated herein by reference to Exhibit 10.75 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.29	Employment Agreement dated February 28, 2005 between Digital Angel Corporation and Lasse Nordfjeld (incorporated herein by reference to Exhibit 10.76 to the registrant’s Annual Report on

Form 10-K filed with the Commission on March 9, 2005)*

10.30	Thermo Life Energy Corp. 2003 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.77 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.31
Management Incentive Plan Outline for Digital Angel Corporation (incorporated herein by reference to Exhibit 10.79 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.32
Amended and Restated Digital Angel Corporation Transition Stock Option Plan (incorporated herein by reference to Exhibit 10.80 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.33
Form of Digital Angel Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.81 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.34
InfoTech USA, Inc. (formerly SysComm International Corporation) 2001 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.82 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.35
Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., Applied Digital Solutions, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.83 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)

10.36
Amendment to Satellite Strategic Finance Associates LLC Series C Warrant dated March 31, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2005)

10.37
Patient Security Systems Capital Equipment Supplier Agreement between Novation, LLC and eXI Wireless Systems, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.38
Second Amendment to Loan Documents dated June 28, 2005 between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2005)

10.39
Registration Agreement dated as of as of June 10, 2005 between Applied Digital Solutions, Inc. and Perceptis, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.40
Registration Agreement dated as of as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.41
Securities Purchase Agreement among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. dated as of June 9, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.42	Form of Senior Unsecured Note dated as of June 10, 2005 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.43
Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.44
Form of Warrant to Purchase Common Stock of VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.45
Registration Rights Agreement dated as of June 10, 2005, among Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Strategic Finance Partners, Ltd. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.46
Settlement and Mutual General Release of Claims Agreement dated as of June 29, 2005 among Pacific Decision Sciences Corporation, Applied Digital Solutions, Inc., Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2005)

10.47
Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.48
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.49	VeriChip Corporation 2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.50	Thermo Life Energy Corp. 2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.51
Second Amendment and Waiver among InfoTech USA, Inc., a New Jersey corporation, InfoTech USA, Inc. a Delaware corporation and Information Technology Services, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated as of November 4, 2005, to the Credit and Security Agreement dated as of June 29, 2004, as amended (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005)

10.52
Note Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.53
Senior Secured Note between Applied Digital Solutions, Inc. and Satellite Senior Income Fund, LLC, dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.54
Security Agreement between Applied Digital Solutions, Inc. and Satellite Investment Management, L.P., as collateral agent for Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.55
Pledge Agreement between Applied Digital Solutions, Inc. and Satellite Investment Management, L.P., as collateral agent for Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.56
Interest Waiver and Warrant Reset Agreement between Applied Digital Solutions, Inc., Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, dated December 29, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.57
Transition Services Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation, dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.58**	Amended and Restated Transition Services Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation

10.59
VeriChip Authorized Dealer Agreement between VeriChip Corporation and IR Security & Safety Americas (exhibits and schedules to this exhibit have not been filed; upon request, the Company will furnish supplementally to the SEC a copy of any such exhibit or schedule) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2006)

10.60
Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.61	Digital Angel Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.62
Fourth Amendment and Waiver, dated as of May 5, 2006 to Credit and Security Agreement, dated as of June 29, 2004 among InfoTech USA Inc., a New Jersey Corporation as borrower, InfoTech USA, Inc., a Delaware corporation, and Information Technology Services, Inc., a New York corporation, as guarantors, and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.63
Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.64	Letter of Support Issued to Danske Bank A/SM (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.65
Third Amendment to Loan Documents dated June 23, 2006 between Applied Digital Solutions, Inc. and InfoTech USA, Inc (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.66
Sales Plan between Scott R. Silverman and Goldman, Sachs & Co. dated July 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006)

10.67
License & Development Works Agreement - Statement of Work # 4906FL0029 between Pacific Decision Sciences Corporation and International Business Machines Corporation effective May 1, 2006 (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.68
License & Development Works Agreement - Statement of Work # 4906FL0032 between Pacific Decision Sciences Corporation and International Business Machines Corporation effective May 1, 2006 (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.69
Licensed and Developed Works Agreement between Pacific Decision Sciences Corporation and International Business Machines Corporation dated as of April 1, 1999 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.70
Amended and Restated Supply, License and Development Agreement dated December 28, 2005 between Digital Angel Corporation and VeriChip Corporation (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.71
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.72
Secured Term Note between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.73
Master Security Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.74
Stock Pledge Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.75
Common Stock Purchase Warrant between Applied Digital Solutions, Inc. Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.76
Registration Rights Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.77
Funds Escrow Agreement among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd. and Loeb & Loeb LLP, dated August 24, 2006 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.78
Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.79
Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.80
Revolving Line of Credit Note between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.81
First Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.82
Amended and Restated Revolving Line of Credit Note between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.83
First Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.84
Second Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2007)

10.85
Second Amended and Restated Revolving Line of Credit Note between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2007)

10.86
Second Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2007)

10.87
Third Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.88
Third Amended and Restated Revolving Line of Credit Note Working Capital between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.89
Third Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.90
Fourth Amendment to Commercial Loan Agreement and Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 13,  2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007

10.91
Amendment to Group Purchasing Program Agreement between Henry Schein, Inc. and VeriChip Corporation, dated October 20, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006)

10.92
Fifth Amendment and Waiver, dated as of November 16, 2006, among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2006)

10.93
Applied Digital Solutions, Inc. Employment and Non-Compete Agreement between Applied Digital Solutions, Inc. and Michael E. Krawitz, dated December 6, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006)*

10.94
Agreement between Applied Digital Solutions, Inc. and Scott R. Silverman, dated December 5, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006)*

10.95
Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.96
10.25% Senior Secured Debenture payable to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.97
Warrant to Purchase Common Stock issued to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.98
Securities Agreement between Digital Angel Corporation, Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC, Imperium Advisers, LLC and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.99
Subsidiary Guarantee between Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC and Imperium Advisers, LLC dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.100
Registration Rights Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.101
Underwriting Agreement among Merriman Curhan Ford & Co., C.E. Unterberg, Towbin, LLC and Kaufman Bros., L.P., as the representatives of the underwriters, VeriChip Corporation and Applied Digital Solutions, Inc. dated February 9, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.102	VeriChip Corporation Executive Management Change in Control Plan dated March 2, 2007 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on March 8, 2007)*

10.103**	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006*

10.104**	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21,2006*

10.105**	Trademark Assignment Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation

10.106**	2006 Tax Allocation Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation

10.107**	Compensation and Change of Control Agreement between Digital Angel Corporation and Thomas J. Hoyer dated December 18, 2006*

10.108**	Credit Facility Agreement dated March 15, 2006 between VeriChip Holdings Inc. and Royal Bank of Canada

10.109**	General Security Agreement March 27, 2006 between Royal Bank of Canada and VeriChip Holdings Inc.

10.110**	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan*

10.111**	Letter Agreement dated March 14, 2007 between Applied Digital Solutions, Inc. and Scott R. Silverman*

21.1**	List of Subsidiaries of Applied Digital Solutions, Inc.

23.1**	Consent of Eisner LLP

31.1**	Certification by Michael E. Krawitz, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2**	Certification by Lorraine M. Breece, Acting Chief Financial Officer, pursuant to Exchange Act

Rules 13A-14(a) and 15d-14(a)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______
* **	- Management contract or compensatory plan. - Filed herewith.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Applied Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedule - Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, applying the modified - prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Digital Solutions, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

New York, New York
March 14, 2007

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$7,404	$22,417
Restricted cash	81	310
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $899 in 2006 and $838 in 2005)	22,855	26,236
Inventories	14,331	12,317
Deferred taxes	697	392
Other current assets	4,792	3,232
TOTAL CURRENT ASSETS	50,160	64,934

PROPERTY AND EQUIPMENT, NET	12,131	11,120

GOODWILL, NET	82,385	86,231

INTANGIBLES, NET	20,200	21,568

DEFERRED OFFERING COSTS	5,079	1,140

OTHER ASSETS, NET	1,395	995

	$171,350	$185,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and current maturities of long-term debt	$7,326	$3,645
Accounts payable	18,741	12,465
Accrued expenses	19,121	22,311
Deferred revenue	4,356	2,765
Liabilities of discontinued operations	5,407	5,499
TOTAL CURRENT LIABILITIES	54,951	46,685

LONG-TERM DEBT AND NOTES PAYABLE	14,211	15,692
DEFERRED TAXES	5,803	5,614
WARRANT LIABILITY	1,199	1,123
DEFERRED REVENUE	2,248	536

TOTAL LIABILITIES	78,412	69,650
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	49,074	49,762

STOCKHOLDERS’ EQUITY
Preferred shares: Authorized 5,000 shares in 2006 and 2005 of $10 par value; special voting, no shares issued or outstanding in 2006 and 2005	—	—
Common shares: Authorized 125,000 shares in 2006 and 2005, of $.01 par value; 67,088 shares issued and 66,988 shares outstanding in 2006 and 67,139 shares issued and 67,039 shares outstanding in 2005	671	671
Additional paid-in-capital	513,242	509,761
Accumulated deficit	(468,596)	(441,387)
Accumulated other comprehensive income (loss)	324	(122)
Subtotal	45,641	68,923
Treasury stock (carried at cost, 100 shares in 2006 and 2005)	(1,777)	(1,777)
Notes received for shares issued	—	(600)
TOTAL STOCKHOLDERS’ EQUITY	43,864	66,546

	$171,350	$185,958

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
PRODUCT REVENUE	$104,206	$97,669	$96,755
SERVICE REVENUE	18,482	16,068	15,244
TOTAL REVENUE	122,688	113,737	111,999
COST OF PRODUCTS SOLD	63,114	60,222	71,851
COST OF SERVICES SOLD	8,474	8,611	7,365
GROSS PROFIT	51,100	44,904	32,704

OPERATING COSTS AND EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	63,055	51,101	38,164
RESEARCH AND DEVELOPMENT	8,947	7,202	3,795
GOODWILL AND ASSET IMPAIRMENT	6,629	7,141	—
TOTAL OPERATING COSTS AND EXPENSES	78,631	58,303	41,959

OPERATING LOSS BEFORE OTHER ITEMS	(27,531)	(13,399)	(9,255)

INTEREST AND OTHER INCOME	1,330	2,643	1,896
INTEREST (EXPENSE) RECOVERY	(3,454)	1,720	(2,860)
TOTAL OTHER (EXPENSES) INCOME	(2,124)	4,363	(964)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST, AND GAINS (LOSSES) ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARIES	(29,655)	(16,177)	(10,219)

(PROVISION) BENEFIT FOR INCOME TAXES	(62)	447	(77)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST,AND GAIN (LOSS) ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARIES	(29,717)	(15,730)	(10,296)
MINORITY INTEREST	3,699	4,373	655
NET (LOSS) GAIN ON CAPITAL TRANSACTIONS OF SUBSIDIARIES	(1,627)	411	11,090
GAIN (LOSS) ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARIES	436	598	(20,203)
LOSS FROM CONTINUING OPERATIONS	(27,209)	(10,348)	(18,754)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $0	—	99	(730)
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING LOSSES DURING THE PHASE OUT PERIOD	—	84	2,185
INCOME FROM DISCONTINUED OPERATIONS	—	183	1,455

NET LOSS	(27,209)	(10,165)	(17,299)
PREFERRED STOCK DIVIDENDS	—	(1,573)	—
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF REDEEMABLE PREFERRED STOCK - SERIES D	—	(474)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,209)	$(12,212)	$(17,299)

LOSS PER COMMON SHARE - BASIC AND DILUTED
LOSS FROM CONTINUING OPERATIONS	$(0.40)	$(0.20)	$(0.37)
INCOME FROM DISCONTINUED OPERATIONS	—	0.01	0.03

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.40)	$(0.19)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	67,338	62,900	51,291

See the accompanying notes to consolidated financial statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Received for Shares Issued	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2003
(BROUGHT FORWARD)	41,220	$412	$448,749	$(413,923)	$206	$(1,777)	$(931)	$32,736
Net loss	—	—	—	(17,299)	—	—	—	(17,299)
Comprehensive income -
Foreign currency translation	—	—	—	—	196	—	—	196
Total comprehensive (loss) income	—	—	—	(17,299)	196	—	—	(17,103)
Adjustment to allowance for uncollectible portion of notes
Receivable	—	—	—	—	—	—	(346)	(346)
Stock option re-pricing	—	—	44	—	—	—	—	44
Issuance of common shares and warrants	5,729	57	17,369	—	—	—	—	17,426
Cashless exercise of warrants	374	4	(4)	—	—	—	—	—
Issuance of common shares for compensation and legal settlement	7,238	72	1,067	—	—	—	—	1,139
Issuance of common shares to Digital Angel Corporation	1,980	20	6,928	—	—	—	—	6,948

BALANCE - DECEMBER 31, 2004	56,541	$565	$474,153	$(431,222)	$402	$(1,777)	$(1,277)	$40,844

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Received for Shares Issued	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2004
(BROUGHT FORWARD)	56,541	$565	$474,153	$(431,222)	$402	$(1,777)	$(1,277)	$40,844
Net loss	—	—	—	(10,165)	—	—	—	(10,165)
Comprehensive loss -
Foreign currency translation	—	—	—	—	(524)	—	—	(524)
Total comprehensive loss	—	—	—	(10,165)	(524)	—	—	(10,689)
Adjustment to allowance for uncollectible portion of notes
Receivable	—	—	—	—	—	—	628	628
Stock option re-pricing	—	—	(230)	—	—	—	—	(230)
Issuance of common shares	443	4	873	—	—	—	—	817
Exercise of warrants	1,500	15	5,203	—	—	—	—	5,218
Preferred stock dividend	—	—	(1,573)	—	—	—	—	(1,573)
Issuance of common shares, options, and warrants for services	7	—	181	—	—	—	—	181
Stock issuance costs	—	—	(235)	—	—	—	—	(235)
Fees Paid to Satellite
Issuance of warrants to Satellite	—	—	(60)	—	—	—	—	(60)
Investors	—	—	1,782	—	—	—	—	1,782
Beneficial conversion features of debt and preferred stock issued to Satellite investors	—	—	675	—	—	—	—	675
Accretion of beneficial conversion
Feature of preferred stock	—	—	(474)	—	—	—	—	(474)
Issuance of common shares to Instantel escrow account	809	8	(8)	—	—	—	—	—
Issuance of common shares, options, and warrants for eXI Corporation acquisition	3,463	35	12,617	—	—	—	—	12,652
Issuance of common shares to Digital Angel Corporation	685	7	3,493	—	—	—	—	3,500
Satellite conversion of redeemable preferred stock - series D to common stock	3,197	32	10,971	—	—	—	—	11,003
Preferred stock dividend	479	5	1,528	—	—	—	—	1,533
Adjustment for notes received for shares issued	(17)	—	(49)	—	—	—	49	—
Issuance of common shares for settlement	32	—	100	—	—	—	—	100
VeriChip options issued for services	—	—	814	—	—	—	—	814

BALANCE - DECEMBER 31, 2005	67,139	$671	$509,761	$(441,387)	(122)	$(1,777)	$(600)	$66,546

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Received for Shares Issued	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2005
(BROUGHT FORWARD)	67,139	$671	$509,761	$(441,387)	$(122)	$(1,777)	$(600)	$66,546
Net loss	—	—	—	(27,209)	—	—	—	(27,209)
Comprehensive loss -
Foreign currency translation	—	—	—	—	446	—	—	446
Total comprehensive loss	—	—	—	(27,209)	446	—	—	(26,763)
Adjustment to allowance for uncollectible portion of notes	—	—	—	—	—	—	412	412
Warrant anti-dilution charge	—	—	13	—	—	—	—	13
Stock option extensions	—	—	145	—	—	—	—	145
Issuance of common stock warrants	—	—	1,525	—	—	—	—	1,525
Issuance of common shares for purchase of Signature Industries Limited minority interest	351	4	904	—	—	—	—	908
Issuance of common shares	97	1	193	—	—	—	—	194
Issuance of common shares under share exchange agreement	455	5	966	—	—	—	—	971
Restricted stock issued under incentive plan	50		104	—	—	—	—	104
Stock issuance costs	—	—	(79)	—	—	—	—	(79)
VeriChip options issued for services	—	—	149	—	—	—	—	149
Adjustment for notes received for shares issued	(144)	(1)	(187)	—	—	—	188	—
Retirement of common shares	(860)	(9)	(252)	—	—	—	—	(261)

BALANCE - DECEMBER 31, 2006	67,088	$671	$513,242	$(468,596)	$324	$(1,777)	—	$43,864

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,209)	$(10,165)	$(17,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and asset impairment	6,629	7,141	—
Gain from discontinued operations	—	(183)	(1,455)
Change in estimate	(84)	—	—
Depreciation and amortization	4,796	4,215	2,586
Allowance for bad debts	83	93	103
Allowance for slow moving inventory	211	578	150
Non-cash interest expense (recovery)	435	(2,369)	2,145
Deferred income taxes	(160)	(235)	—
Impairment (recovery) of notes receivable	—	103	(346)
Gain on conversion of warrants	—	—	(774)
Net (gain) loss on capital transactions of subsidiaries	1,627	(411)	(11,090)
Gain (loss) attributable to changes in minority interest as a result of capital
transactions of subsidiaries	(436)	(598)	20,203
Minority interest in net loss of subsidiaries	(3,699)	(4,373)	(655)
Loss on sale of subsidiaries and business assets	8	—	—
Loss on sale of equipment and assets		64	75
Stock-based compensation and administrative expenses	1,900	(3)	45
Issuance of stock for services	—	1,090	—
Decrease (increase) in restricted cash	251	17	438
Net change in operating assets and liabilities	7,679	(6,649)	(6,292)
Net cash provided by (used in) discontinued operations	—	263	(1,702)
NET CASH USED IN OPERATING ACTIVITIES	(7,969)	(11,422)	(13,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	239	909	1,278
Proceeds from sale of property and equipment	794	5	26
Proceeds from sale of subsidiaries and business assets	—	—	383
Payments for property and equipment	(4,122)	(2,125)	(1,326)
Payment for asset and business acquisitions (net of cash balances acquired)	(3,058)	(22,113)	(46)
Payment for intangible assets	—	(3)	—
Decrease (increase) in other assets	(334)	332	(737)
Sale of shares of Digital Angel Corporation	—	—	575
Purchase of shares of Digital Angel Corporation	—	—	(5,920)
Net cash provided by discontinued operations	—	—	1,347
NET CASH USED IN INVESTING ACTIVITIES	(6,481)	(22,995)	(4,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Net amounts paid on notes payable	963	(984)	(480)
Proceeds on long-term debt (net of offering costs of $180)	13,848	11,820	—
Proceeds from issuance of debentures and preferred stock (net of offering costs of $60)	—	17,440	—
Preferred stock dividends paid	(190)	(41)	—
Payments for long-term debt	(12,911)	(5,466)	(641)
VeriChip initial public offering costs	(2,924)	(1,140)	—
Other financing costs	—	—	(101)
Issuance of common shares and warrants	105	6,096	17,815
Net (payments) proceeds from subsidiaries (repurchase) issuance of common stock	577	(1,179)	23,548
Stock issuance costs	(79)	(235)	(389)
Net cash used in discontinued operations	—	—	(910)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(611)	26,311	38,842

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,061)	(8,106)	20,554

EFFECT OF EXCHANGE RATES CHANGES ON CASH AND CASH EQUIVALENTS	48	(316)	124

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	22,417	30,839	10,161

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,404	$22,417	$30,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net of refunds received	$549	$379	$328
Interest paid	2,939	696	734
See the accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Applied Digital Solutions, Inc., a Missouri corporation, and its subsidiaries (Applied Digital and its subsidiaries referred to together as, the Company, we, our and us) develop innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure.

We currently engage in the following business activities:

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

•	Developing and marketing GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	Marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	Developing and marketing call center and customer relationship management software and services;

•	Marketing information technology, or IT, hardware and services; and

•	Developing and marketing vibration monitoring systems.

As of December 31, 2006, our business operations consisted of the operations of four wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment and three majority owned subsidiaries, VeriChip Corporation, or VeriChip, Digital Angel Corporation, or Digital Angel, (AMEX:DOC) and InfoTech USA, Inc., or InfoTech, (OTC:IFTH). As of December 31, 2006, we owned approximately 91.7% of VeriChip, 55.2% of Digital Angel, and approximately 52.0% InfoTech.

On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. As a result, as of February 28, 2007, we owned approximately 60.7% of VeriChip (NASDAQ: CHIP). As of February 28, 2007, we owned approximately 55.2% and 50.9% of Digital Angel and InfoTech, respectively.

Certain items in the consolidated financial statements for the 2005 and 2004 periods have been reclassified to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Business Segments

We realigned our business into four segments, as a result of VeriChip's acquisitions of two RFID businesses during the first half of 2005. Effective April 1, 2006, we further realigned our segments and during 2006 we operated in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech. Prior period information has been reclassified accordingly.

VeriChip's operations comprise two of our business segments: Healthcare and Security and Industrial segments. Each of these segments is presented below.

Healthcare Segment

Principal Products and Services

Our healthcare segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:

•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents;

•	an asset/staff location and identification system used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment; and

•	VeriMed system designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Security and Industrial Segment

Principal Products and Services

Our Security and Industrial segment encompasses the sale of:

•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity;

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools; and

•	our VeriGuard and VeriTrace systems incorporating our implantable microchip for security-related applications.

Digital Angel's operations comprise two of our business segments: Animal Application and GPS and Radio Communications. Each of these segments is presented below:

Animal Applications Segment

Principal Products and Services

Our Animal Applications segment develops, manufactures and markets RFID and visual identification devices for the companion pet, fish and wildlife, and livestock markets worldwide. Our Animal Applications segment’s proprietary products provide security for companion pets, and food chains. This segment’s principal products are:

•	visual ear tags for livestock; and
•	implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries.

GPS and Radio Communications Segment

Principal Products and Services

Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of aircraft and vehicles in remote locations. This segment’s principal products are:

•
GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve commercial and military markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and
•	Alarm sounders for industrial use and other electronic components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Advanced Technology Segment

Principal Products and Services

The principal products and services in our Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks sold through Computer Equity Corporation’s wholly-owned subsidiary, Government Telecommunications, Inc., or GTI;
•	customer relationship management software and services sold through Pacific Decision Sciences Corporation, or PDSC; and
•	proprietary call center software sold through Perimeter Technology, or P-Tech.

InfoTech Segment

Principal Products and Services

The principal products and services in this segment are:

•	computer hardware; and
•	computer services, such as information technology, or IT, consulting, installation, project management, design deployment, computer maintenance and other professional services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

“CORPORATE/ELIMINATIONS”

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative and other expense reductions associated with companies sold or closed in 2001 and 2002, and interest expense and recovery, interest and other income and administrative expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" are approximately $4.1 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that the majority of these liabilities will be reversed during 2007 and 2008, as they will no longer be considered our legal obligations.

Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. The minority interest represents the non-controlling interest in the outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in our consolidated financial statements as if it operated on a calendar year basis. Accordingly, the consolidated financial statements include InfoTech’s results of operations for the twelve-months ended December 31, 2006, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.

Foreign Currencies

As of December 31, 2006, we had foreign subsidiaries located in Canada, Europe, and South America. Our Canadian subsidiaries’ functional currency is the United States dollar. Accordingly, gains and losses associated with certain expenses denominated in the Canadian dollar, such as payroll expenses, are included in our results of operations as incurred. However, from April 1, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

until June 30, 2005, our Canadian subsidiary VeriChip Holdings Inc., or VHI, used its local currency as its functional currency. Results of operations and cash flow were translated at average exchange rates during the period, and assets and liabilities were translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. On July 1, 2005, VHI’s functional currency changed from the local currency to the reporting currency. This was done as the result of a functional currency determination test that showed that the majority of VHI’s business operations were transacted in the reporting currency. Translation adjustments for the period April 1 to June 30, 2005 were not removed from equity and will remain in equity until a sale or substantially complete liquidation of the investment in the subsidiary occurs.

Our subsidiaries domiciled in Europe and South America use their local currencies as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

Other transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than a subsidiaries’ functional currency are included in our results of operations as incurred. These amounts are not material to the consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Unbilled Receivables

Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts currently billable pursuant to contract provisions in connection with information system installation projects. The amount of unbilled receivables included in accounts receivable was $0.4 million and $0.2 million in 2006 and 2005, respectively.

Inventories

Inventories consist of raw materials, work in process, and finished goods. The majority of the components are plastic ear tags, electronic microchips, electronic readers and components, GPS search and rescue equipment, as well as products and components related to infant protection and wander prevention systems, and work-in-process related to government contract projects. Inventory is valued at the lower of cost (determined by the first-in, first-out method), or market. We monitor and analyze inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow moving are reduced to net realizable value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions.

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, or FAS 142. FAS 142 eliminates the amortization of goodwill. Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Other than goodwill, our only other intangible assets with indefinite lives are trademarks and tradenames valued at approximately $5.4 million as of December 31, 2006. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon our annual test, there was no impairment of goodwill in 2004. We recorded goodwill impairment and other intangible asset charges of approximately $6.6 million and $7.1 million in the fourth quarter of 2006 and 2005, respectively, for goodwill associated with our Advanced Technology segment and goodwill and other intangible assets associated with our GPS and Radio Communications segment, respectively.

Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment conditions exist. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations. See Notes 6, 7 and 14 for more information.

We have other intangible assets consisting of patented and non-patented technologies, customer relationships and distribution networks. These intangible assets are amortized over their expected economic lives ranging from 3 to 15 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There were no impairments of definite-lived intangible or other long-lived assets during 2006 and 2004. We recorded an impairment charge of $3.1 million in 2005 related to our GPS and Radio Communications segment’s intangible assets with definite lives.

Advertising Costs

We expense production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $0.7 million, $1.5 million, and $0.7 million in 2006, 2005 and 2004, respectively.

Revenue Recognition

We follow the revenue recognition guidance in Staff Accounting Bulletin, or SAB, 101 and SAB 109. Our revenue recognition policies are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Healthcare and Security and Industrial Segments

Revenue Recognition Policy for Wander Prevention, Infant Protection, Asset Location and Identification, and Vibration Monitoring Systems

Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions: if the only undelivered element is post contract support, the deferred amount is recognized ratably over the post contract support period, and if the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Revenue Recognition Policy for VeriMed, VeriGuard and VeriTrace Systems and Services

We market the implantable VeriChip, insertion kits and scanners under the name VeriMed. Our distributors are separate legal and economic entities, and we do not have any ownership interest in any of these entities. Additionally, we have hired sales staff to market VeriMed directly to hospitals, and physicians.

The sale of the VeriMed patient identification system will include the implantable VeriChip, scanners, insertion kits and patient registration forms. These items will be sold to the distributors with a limited warranty period. We also generally indemnify our distributors against third party claims of intellectual property infringement. With the exception of sales under one of our current distributor agreements, we do not anticipate that additional distributorship arrangements will provide for consignment sales. Following the implantation of a microchip, the patient is given the option of completing a registration form to enroll in our VeriMed database subscription service. We charge a subscription fee which we offer at both a basic and comprehensive level of service. Currently, we do not pay a database fee to any third party providers.  Under the terms of the supply and development agreement between us and Digital Angel, we would be required to pay Digital Angel a fee equal to approximately one half of its registration service or comprehensive database fees. We do not currently use Digital Angel to provide this service, nor do we intend to in the future.

Product Revenue

Revenues from the sale of the implantable microchip kits and scanners are recorded at gross amounts with a corresponding entry for cost of sales. Until the amount of returns can be reasonably estimated, we do not recognize revenue until after the products are shipped to customers and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or physician has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenue (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. We have one distribution arrangement that provides for sales on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

consignment basis. We intend to recognize revenue from consignment sales to this distributor after receipt of notification from the distributor of product sales to the distributor’s customers provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed or determinable, the period of time the distributor has to return the product as provided in its distributor agreement has elapsed and collectability is reasonably assured.

Management believes the product sales are multiple deliverables that can be divided into separate units of accounting under the guidance provided in EITF 00-21 and SOP 97-2. The sale of the scanners, one of the deliverables, is considered a separate product sale (separate unit of accounting). Software is included in this product. The software is bundled with the scanner which allows the number on the implantable microchip to be read. This software is not sold separately, the scanner has no value without it, there are no post contract support agreements or after sale services, upgrades, customization or training services. Management believes that within this product the scanner and software are not separate deliverables as defined in EITF 00-21 because as separate units they have no value to the customer on a stand-alone basis, there is no objective and reliable evidence of fair value of undelivered elements since they are never delivered independently and the arrangement does not include a general right of return. Management also believes that SOP 97-2 is not relevant for these same reasons.

The implantable microchip and insertion kits are another deliverable and are accounted for as a separate unit of accounting because they also have value to customers on a stand-alone basis. The microchips, which are a component of the insertion kits, are sold separately from the scanners and have independent usefulness.

Management has never applied the reverse residual method described in paragraphs 12 and 13 of EITF Issue 00-21 to determine the value of an item relating to its VeriMed, VeriGuard and VeriTrace systems. Per paragraph 13, the reverse residual method may only be used to the extent that any separate unit of accounting in the arrangement (including a delivered item) is required under GAAP to be recorded at fair value (and marked to market each reporting period thereafter). In that case, the amount allocated to that unit of accounting should be its fair value and under those circumstances, the remainder of arrangement consideration should be allocated to the other units of accounting under the reverse residual method. Through December 31, 2006, none of our Healthcare segment’s implantable microchip arrangements has met this criterion.

Services Revenue

The services for maintaining subscriber information on a database maintained by us will be sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service will generally be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.

The above revenue recognition policies notwithstanding, with respect to the sales of products and services sold in tandem, the revenue recognition policy will follow the ultimate arrangements to be negotiated between independent third parties or related parties, subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.

Warranties

We provide certain warranties on all of our Healthcare segment’s products. Provisions for future warranty costs are based on management’s best estimates and are recorded when revenue on product sales is recognized. The warranty periods for our implantable microchip products range from 15 to 60 days. The warranty periods for our other Healthcare and Security and Industrial products range from one to three years. Management determines the warranty provision based on known product failures, historical experience, and other currently available evidence.

Animal Applications and GPS and Radio Communications Segments

Our Animal Applications and GPS and Radio Communications segments, except for sales by Digital Angel’s wholly-owned subsidiary OuterLink Corporation, or OuterLink, recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We offer a warranty on our Animal Applications and GPS and Radio Communications segment’s products and record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. The warranty expense incurred during the years ended December 31, 2006 and 2005 was de minimis.

OuterLink earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink’s services are only available through use of its products and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which has historically been 30 months. Periodically, we have reassessed the estimated customer service period based on additional experience. Based on these reassessments, we began recognizing product revenue over 42 months in 2006 and will begin recognizing product revenue over 54 months in 2007 on a prospective basis for all new and currently deferred revenue.

It is our policy to approve all customer returns before issuing credit to the customer.  Our Animal Applications and GPS and Radio Communications segments incurred returns of approximately $0.2 million, $0.3 million, and $0.2 million for 2006, 2005 and 2004, respectively.

Advanced Technology Segment

In general, for our Advanced Technology segment’s product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenues from the sale of hardware products that are shipped to a customer’s site and require modification or installation are recognized when the work is complete and accepted by the customer. Our Advanced Technology segment does not experience significant product returns and, therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

Services and phone installation jobs performed by GTI are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

The companies in our Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We do not offer a warranty period for services to our customers. Costs of goods sold are recorded as the related revenue is recognized.

When our Advanced Technology segment’s software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

VSOE of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue associated with the entire agreement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions:

•
If the only undelivered element is post-contract support, the deferred amount is recognized ratably over the post-contract support period, adjusted on a prospective basis for changes in the estimated post-contract support period.

•	If the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed.

InfoTech Segment

For product sales, InfoTech recognizes revenue in accordance with the applicable products’ shipping terms. Revenue is not recognized unless prices are fixed or determinable and collectability is reasonably assumed. InfoTech has no obligation for warranties on new product sales, as the manufacturer provides the warranty. For consulting and professional services, InfoTech recognizes revenue based on the direct labor hours incurred times the standard billing rates, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on VSOE of fair value, regardless of any separate prices that may be stated in the contract. VSOE of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

Stock-Based Compensation

At December 31, 2006, we had six stock-based employee compensation plans (four of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively had eight stock-based employee compensation plans, which are described more fully in Note 12. As permitted under SFAS No. 123, Accounting for Stock-based Compensation, or FAS 123, through December 31, 2005 we elected to follow the guidance of the Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, or FIN 44, in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of our fixed stock options granted to directors and employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, resulted in variable accounting in accordance with APB No. 25. Accordingly, compensation expense was measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation costs was recognized immediately.

During the years ended December 31, 2005 and 2004, we accounted for equity instruments issued to non-employees and non-directors in accordance with the provisions of FAS 123. We recorded $1.0 million in 2005 and a de minimus amount in 2004 of compensation expense associated with such options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires that the fair value of all share-based payments to consultants,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

employees and directors, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption, which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provision of FAS 123R and compensation cost is recognized on a straight line basis over the service period of each award. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 12 for further information concerning our stock option plans and the impact of our adoption of FAS 123R.

Research and Development

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and is charged to expense as incurred.

Deferred Offering Costs

At December 31, 2006, we had approximately $5.1 million in deferred offering costs. These costs are associated with VeriChip’s initial public offering, which was completed on February 14, 2007. As a result, these costs will be recorded as a reduction in the proceeds raised in the offering in the first quarter of 2007.

Warrants Settleable In Shares of the Digital Angel Common Stock We Own

In connection with our 8.5% convertible exchangeable debentures, which were issued on June 30, 2003, and fully converted in the fourth quarter of 2003, we granted to the debenture holders warrants to acquire approximately 0.5 million shares of our common stock, or 0.95 million shares of the Digital Angel common stock that we own, or a combination of shares from both companies, at the debenture holders’ option. The exercise prices are $1.88 and $3.178 for our common stock and the Digital Angel common stock we own, respectively. The warrants vested immediately and are exercisable through June 30, 2007.

The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock we own, is being revalued at each reporting period with any resulting increase/decrease being recorded as interest expense/recovery. During 2006, 2005 and 2004, we recorded interest expense (recovery) of $0.0 million, $(3.2) million and $1.4 million, respectively, as a result of such revaluations. Changes in the value of the warrants in the future may continue to result in additional interest expense or recovery. In addition, we will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of the outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in us recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exercisable for 0.2 million shares of the Digital Angel common stock that we owned were exercised for such shares and we recorded a gain of approximately $0.8 million as a result of such exercise. See Note 10 for more information on the warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Income Taxes

We account for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. Income taxes include U.S. and international taxes. We and our 80% or more owned U.S. subsidiaries file a consolidated federal income tax return. Income taxes are more fully discussed in Note 15.

Gains/Losses Attributable to Capital Transactions of Subsidiary

Realizable gains or losses on issuances of certain shares of common stock by our majority-owned subsidiaries are reflected in our consolidated statements of operations. We determined that the recognition of gains or losses on certain issuances of such shares of stock by our majority-owned subsidiaries was appropriate to the extent such recognition is not limited and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of our investment in the subsidiaries and the net proceeds from the issuances of the stock. The issuances of stock by our majority-owned subsidiaries have also given rise to losses as a result of the dilution of our ownership interest in such subsidiaries. Future stock issuances to third parties by our majority-owned subsidiaries will further dilute our ownership percentage and may give rise to additional losses, which could have a material adverse impact on our financial condition and results of operations. A detail of the amount of gains and losses attributable to capital transactions of our majority-owned subsidiaries for the three years ended December 31, 2006, is presented in Note 3.

Loss (Income) Per Common Share and Common Share Equivalent

Basic loss (income) per common share is computed by dividing the loss (income) by the weighted average number of common shares outstanding for the period. Diluted loss (income) per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the options and warrants, except where there is a loss attributable to the common stockholder.

Comprehensive Income (Loss)

Our comprehensive accumulated other income (loss) consists of foreign currency translation adjustments, and is reported in the consolidated statements of stockholders’ equity.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued FAS 123R which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to consultants, employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. We adopted FAS 123R, effective January 1, 2006. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. As discussed below, the vesting of substantially all of our then outstanding employee stock options was accelerated as of December 30, 2005. As a result, our initial adoption of FAS 123R did not have a material impact on our consolidated results of operations and loss per share. However, going forward, as we grant more options, we expect that the impact may be material.

On December 12, 2005, our, VeriChip's and Digital Angel’s boards of directors approved a proposal which provided for vesting on December 30, 2005 of substantially all of our then outstanding and unvested stock options previously awarded to our directors, employees and consultants. In connection with the acceleration of these options, we stipulated that a grantee that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of the accelerated vesting of the options granted was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. As a result of the acceleration, we expected to avoid recognition of up to approximately $7.6 million of compensation expense in our consolidated statements of operations over the course of the original vesting period, substantially all of which was expected to be avoided in 2006 and 2007. Such expense is included in our pro forma stock-based footnote disclosure for the year ended December 31, 2006, which is presented in Note 12. FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when the options whose vesting schedule was changed were in-the-money on the date of change, which would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested during the first half of 2006, with a smaller percentage vesting over 30 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of options exercisable for approximately 8.8 million shares of our and our subsidiaries’ common stock that were affected by the acceleration of vesting, substantially all of the $4.6 million of intrinsic value of these options was attributable to VeriChip’s executive officers and directors at that time. We were unable to estimate the number of options that our employees and directors will ultimately retain that otherwise would have been forfeited, absent our acceleration of the vesting of these options. Based on the then current circumstances, the high concentration of such options awarded to officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us upon acceleration of the vesting on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, we recognized approximately $0.4 million of compensation expense as a result of three terminated employees receiving a benefit related to the accelerated vesting of their options that they would not otherwise have received. If we are required to recognize additional compensation expense in connection with the accelerated vesting of in-the-money stock options, it could have a material impact on our future results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, or FAS 151, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. FAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. Our adoption of FAS 151 on January 1, 2006 did not have a material impact on the results of our operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, or FAS 153. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted the provisions of FAS 153 on January 1, 2006. The adoption of FAS 153 did not have a material impact on the results of our operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or FAS 154. FAS 154 replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for, and reporting of, a change in accounting principle. FAS 154 also applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FAS 154 is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted the provisions of FAS 154 on January 1, 2006 and will assess the impact of a retrospective application of a change in accounting principle in accordance with FAS 154 if the need for such a change arises after the effective date.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or FAS 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not yet determined the impact of the adoption of FAS 155 on our financial statements, if any.

In March 2006, the FASB issued SFAS 156 - Accounting for Servicing of Financial Assets, or FAS 156, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. FAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of FAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS 157 - Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 amends FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for us as of the end of our first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact of FAS 158 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

Recent Events

Proposed Acquisition of the Assets of McMurdo

On December 14, 2006, Signature entered into an Asset Sale and Purchase Agreement (“Agreement”) with McMurdo, a United Kingdom-based subsidiary of Chemring Group Plc., or Chemring. Pursuant to the Agreement, Signature will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

acquire certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, associated assets and goodwill. The assets exclude certain accrued liabilities and obligations and real property, including the plant facility which Signature will have a license to occupy for a period of nine months after completion of the sale. Under the terms of the Agreement, Signature will retain McMurdo’s employees related to the marine electronics business after closing the sale.

The purchase price for the assets is approximately £3,117,000 (approximately $6,106,000 USD at December 31, 2006), subject to certain adjustments, plus up to an additional £1,500,000 (approximately $2,938,000 USD at December 31, 2006) based on sales of certain products between November 1, 2006 and October 31, 2007 (“Deferred Payment”). The Deferred Payment is determined on a threshold basis with a minimum threshold, based on the invoiced value of sales during such period and payable when the parties finalize a statement of the sales. Upon signing the Agreement, Signature paid a deposit of £250,000 of the purchase price to McMurdo. The balance is to be paid at closing. If the Agreement is terminated or the sale is not completed, under certain circumstances McMurdo will be entitled to retain the deposit. Under the terms of the Agreement, Digital Angel will guarantee Signature’s obligations for the Deferred Payment and Chemring will guarantee McMurdo’s obligations for retained liabilities and obligations.

Appointment of Lorraine M. Breece as our Acting Chief Financial Officer to Replace Evan C. McKeown

On March 1, 2007, our board of directors appointed Lorraine M. Breece as our acting chief financial officer, senior vice president, treasurer and assistant secretary to replace Evan C. McKeown. Effective March 1, 2007, at our request, Evan C. McKeown was no longer serving as our chief financial officer, and effective March 9, 2007 we terminated Mr. McKeown’s employment. Ms. Breece previously served as our senior vice president, chief accounting officer and assistant secretary.

VeriChip Initial Public Offering and Underwriting Agreement

We, VeriChip and Merriman Curhan Ford & Co., as representative of the several underwriters named in an underwriting agreement, (the "Underwriting Agreement"), entered into the Underwriting Agreement dated February 9, 2007. The Underwriting Agreement was entered into with respect to the common stock offered by VeriChip in connection with its initial public offering, which commenced on February 9, 2007 and was completed on February 14, 2007. In connection with the offering, we and VeriChip agreed to issue and sell to the underwriters 3,100,000 newly issued shares of VeriChip's common stock. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.

We had granted to the underwriters an option, exercisable as provided in the Underwriting Agreement to purchase up to an additional 465,000 shares of VeriChip's common stock, such shares being shares currently owned by us, at the initial public offering price of $6.50 per share, less underwriting discounts and commissions. The option expired unexercised on March 11, 2007.

The Underwriting Agreement required that VeriChip reimburse the representatives for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price of the offered shares of common stock, which was paid at closing. In addition, VeriChip agreed to reimburse the underwriters $150,000 of their legal fees incurred in connection with the offering.

Reincorporation in Delaware

On March 8, 2007 we filed papers to begin the process of changing our state of incorporation from Missouri to Delaware. We expect the reincorporation to be complete on or about March 20, 2007.

2. Financings

Preferred Stock, Senior Unsecured Notes and Warrants

In connection with the acquisition of Instantel Inc, or Instantel, we entered into a financing agreement with Satellite Strategic Finance Partners, Ltd., or (“SSFP”), and Satellite Strategic Finance Associated,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

LLC, or (“SSFA”), whereby we issued our Series D convertible preferred stock, Series E warrants and senior unsecured convertible notes. The Series E warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The Series E warrants are currently exercisable at any time at exercise prices ranging from $3.70 to $4.04 per share until they expire on June 10, 2010. These warrants are more fully described in Note 12. VeriChip also issued SSFP and SSFA warrants to acquire 33,333 shares of its common stock at an exercise price of $36.00 per share. The total consideration for the preferred stock, the Series E warrants and the VeriChip warrants was $12.5 million in cash. The notes were issued in the principal outstanding amount of $5.0 million, which was equal to 93.45% of the face amount of $5.4 million. We used these net proceeds of approximately $17.4 million from the financing agreement, together with approximately $4.7 million of internal cash on hand, to fund the acquisition of Instantel. The preferred stock was fully converted during the third quarter of 2005. The notes were repaid on December 28, 2005 as discussed in Note 9.

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

To secure our obligations under the Agreement, we have granted Laurus a first priority security interest in substantially all of Applied Digital Solutions, Inc.’s assets, and we have pledged all of the issued and outstanding capital stock owned by us in InfoTech and certain of our other wholly-owned subsidiaries and 65% and approximately 93% of the outstanding stock that we own in VeriChip and Digital Angel, respectively.

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

The issuance of the warrant to Laurus triggered certain dilution provisions contained in our previously granted warrants, as more fully discussed in Note 12.

The senior secured note had an interest rate of 12% per annum for the first nine months and then increased by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

1% per month thereafter until its maturity on June 28, 2007. Under the terms of the senior secured note, to prepay the loan, we paid an amount equal to approximately $12.7 million, which is the sum of (a) 104% of the principal redeemed plus (b) all accrued and unpaid interest thereon. We are using the remaining proceeds from the Note for working capital purposes. The total interest expense incurred during the year ended December 31, 2006 in connection with the senior secured note and the early repayment of the note was approximately $1.7 million.

Royal Bank of Canada Credit Agreement

VeriChip's subsidiary, VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.3 million based on the exchange rate as of December 31, 2006, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement of VHI. At December 31, 2006, approximately $0.9 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and is guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets.

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Digital Angel entered into a 10.25% Senior Secured Debenture (the “Debenture”) and corresponding Securities Purchase Agreement (“Purchase Agreement”) with Imperium Master Fund, Ltd., or Imperium, dated effective February 6, 2007. Under the terms of the Purchase Agreement, Digital Angel sold to Imperium a 10.25% Senior Secured Debenture in the original principal amount of $6.0 million and a five-year warrant to purchase 699,600 shares of Digital Angel’s common stock (the “Warrant”). The Warrant has an initial exercise price of $2.973 per share and contains certain anti-dilution adjustments and other adjustments in the event of a change of control or an event of default.

The Debenture matures on February 6, 2010, and Digital Angel is obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007. Digital Angel has the option, but not the obligation, of making the monthly payments, or a portion of the monthly payments, in shares of Digital Angel’s common stock at 92% of the then current market price upon the satisfaction of certain conditions. If an event of default or a change of control occurs, Imperium has the right to require Digital Angel to redeem the Debenture for a cash amount equal to 110% of the outstanding principal plus interest. The proceeds of the Debenture will be used by Digital Angel to fund a portion of its planned acquisition of certain assets of McMurdo’s marine electronics business by Signature, a United Kingdom-based subsidiary of Digital Angel, and to invest in continued growth of Digital Angel’s business.

Amendment to Credit Facility with Danske Bank A/S

On June 1, 2006, Digital Angel’s wholly-owned subsidiary Daploma International A/S (“Daploma”) amended its credit facility with Danske Bank A/S. The amendment to the credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

facility increased the borrowing availability from DKK 12 million (approximately $2.1 million USD at December 31, 2006) to DKK 18 million (approximately $3.2 million USD at December 31, 2006). As of December 31, 2006, $3.0 million USD was outstanding under the credit facility. The interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2006, the annual interest rate on the facility was 5.85%. Borrowing availability under the credit facility considers guarantees outstanding. At December 31, 2006, the borrowing availability on the credit agreement was DKK 0.9 million (approximately $0.2 million USD at December 31, 2006). The credit facility remains effective until further notice and may be terminated by either Daploma or Danske Bank. Daploma can terminate the credit agreement and pay the outstanding balance or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. In connection with the amendment, Digital Angel executed a letter of support which confirms that Digital Angel shall maintain its holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any other way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank A/S, among other requirements.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended from time to time, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2008, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.3 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of December 31, 2006, the borrowing base was approximately $1.4 million, the letters of credit were approximately $0.9 million, $64,000 in borrowings were outstanding under the credit facility, and approximately $1.3 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit LLC. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of December 31, 2006, $0.3 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheet in accounts payable and accrued expenses.

Share Exchange Agreement

We and Digital Angel entered into a share exchange agreement under which we issued to Digital Angel 1.98 million shares of our common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

common stock at an exercise price of $3.74 per share. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of our common stock for net proceeds of approximately $6.7 million. In December 2004, we exercised our warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon our exercise of the warrant were $3.74 million. The share exchange agreement is more fully discussed in Note 3.

3. Acquisitions

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

DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD Holding A/S, or DSD Holdings, and DSD Holdings became a wholly-owned subsidiary of Digital Angel. Under the terms of the acquisition, Digital Angel agreed to purchase all of the outstanding capital stock of DSD Holdings for a purchase price equal to seven times DSD Holding’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period. Digital Angel made an initial payment of $3.5 million at closing through the delivery of 684,543 shares of our common stock, which Digital Angel acquired from us in a February 2005 share exchange, as discussed below. The initial payment of $3.5 million negotiated between Digital Angel and the selling shareholders of DSD Holdings was the minimum payment due. During the second quarter of 2005, Digital Angel paid additional consideration of $0.2 million to account for pre-closing price fluctuations.

Pursuant to the terms of the February 2005 share exchange agreement that we entered into with Digital Angel in connection with the DSD Holdings acquisition, we sold to Digital Angel 684,543 shares of our common stock in exchange for 644,140 shares of Digital Angel’s common stock. Under the terms of the share exchange agreement, the value of the common stock exchanged between us and Digital Angel was $3.5 million, which represented the initial partial payment due under the acquisition agreement as discussed above. The number of shares of Digital Angel’s and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of Digital Angel and our common stock, respectively, for the ten trading days

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

immediately preceding, and not including, the transaction closing date, which was $5.434 per share for Digital Angel’s common stock and $5.113 per share for our common stock.

Under the terms of the acquisition agreement pursuant to which Digital Angel acquired DSD Holdings, at any time between the closing date of the acquisition and December 31, 2006, Digital Angel had the right to buyout the remaining purchase price. On April 13, 2006, Digital Angel exercised its right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buyout price was satisfied by a cash payment of $1.0 million made on April 13, 2006, and the issuance on June 8, 2006 of $1.0 million worth of Digital Angel’s unregistered common stock, or 282,115 shares. The number of shares of Digital Angel’s common stock that were exchanged was determined based upon the average of the volume-weighted-average price of Digital Angel’s common stock for the 10 trading days prior to the closing date of the share exchange agreement, or $3.545 per share. The $2.0 million buyout price was recorded as additional goodwill.

We and the former shareholders of DSD Holdings agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of Digital Angel’s common stock paid by Digital Angel to the former shareholders of DSD Holdings pursuant to the buyout agreement. Pursuant to the share exchange agreement, we issued to the former shareholders of DSD Holdings 454,545 shares of our common stock, valued at $approximately $1.0 million and $27,751 in cash in exchange for the 282,115 shares of Digital Angel common stock that the former shareholders of DSD Holdings received from Digital Angel in partial payment of the buyout, as more fully discussed above. The number of shares of our common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date of June 8, 2006, which was $2.14 per share.

The DSD Holdings acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD Holdings as of December 31, 2006, was recorded as goodwill of $6.0 million. Intangible assets with an estimated fair value of $2.0 million were also recognized in the acquisition. These intangible assets consist of customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization expense associated with these intangible assets recorded in the year ended December 31, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively. The tradename has an indefinite life.

DSD Holdings is a Denmark-based manufacturer and marketer of visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. In considering the benefits of the DSD Holdings acquisition, management recognized the strategic complement of DSD Holding’s technologies and customer base with our existing Animal Applications segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

VHI, based in Vancouver, Canada, has developed patient wandering, maternity ward infant protection and asset location and identification systems combining automated identification and real-time location technologies.

Effective March 31, 2005, we contributed VHI to VeriChip, under the terms of an exchange agreement between us and VeriChip dated June 9, 2005, in consideration for approximately 3.3 million shares of VeriChip’s common stock.

The acquisition of VHI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VHI was recorded as goodwill of approximately $5.0 million. The intangible assets with a aggregate fair value of approximately $6.5 million are comprised of patents, trademarks, customer relationships and distribution network. These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. We recorded amortization expense of approximately $0.6 million and $0.5 million in 2006 and 2005, respectively, associated with these intangible assets.

Instantel Inc.

On June 10, 2005, our subsidiary, VHI, entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VHI, VeriChip and us to acquire 100% of the common stock of Instantel. We funded the acquisition, with such funding being recorded as a capital contribution to VeriChip. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of VHI.

The purchase price for Instantel was $25.0 million, if the sellers elected to receive the second purchase price payment in some combination of VeriChip’s and our common stock, or $24.5 million, if the sellers elected to receive the second purchase price payment in cash. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment was required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006. Prior to September 30, 2006, in accordance with the share purchase agreement, we were notified by Perceptis that it would exercise its right to receive the second payment of the purchase price in the form of a cash payment of $2.5 million. On October 10, 2006, we paid Perceptis $2.0 million, which amount reflected a holdback of the amount due to Perceptis resulting from a pending $0.5 million indemnification claim resulting from certain tax obligations. A final payment may be due upon resolution of this pending indemnification claim. In addition, we incurred approximately $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the estimated fair value of the assets acquired and liabilities assumed of Instantel was recorded as goodwill of $11.0 million. In addition, we have recorded intangible assets of $14.9 million comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. We recorded amortization expense of approximately $1.2 million and $0.6 million in the years ended December 31, 2006 and 2005, respectively, associated with these intangibles.

Instantel, based in Ottawa, Canada, is a manufacturer of remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base.

In considering the benefits of the VHI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with our existing RFID implantable microchip business. The estimated fair value of the acquired intangible assets of DSD Holdings, VHI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

method, we estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

In performing the expected life analysis, we determined that the acquired trademarks had indefinite lives. In making this assessment, we evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and we concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition. In addition, we evaluated and determined that there were no competitive or economic factors, including technological advances or obsolescence of the related products that limited the useful lives of the acquired trademarks. Given our market share, the proprietary nature of our RFID products, and the current competitive environment, we are not aware of any significant risk that our technology will be rendered obsolete in the foreseeable future. Therefore, we concluded that based on (i) the current market positions for the acquired products; (ii) the overall expected growth of the RFID technology in our market; (iii) the market presence provided by the established distribution networks of DSD Holdings, VHI and Instantel; (iv) the lack of legal, contractual or competitive factors limiting the useful lives of the acquired trademarks; and (v) the conclusion that the trademarks will have value for the foreseeable future, we had reasonable support to conclude that the acquired DSD Holdings, VHI and Instantel trademarks had indefinite lives.

The total purchase prices of DSD Holdings, VHI, and Instantel were allocated as follows:

	DSD Holdings	VHI	Instantel

	(amounts in thousands)
Current assets	$2,631	$3,112	$5,678
Equipment	1,864	191	493
Other asssets	33	—	—
Intangibles:
Patented and non-patented proprietary technology	1,050	3,710	1,720
Trademarks and tradename	520	1,131	3,790
Customer relationships and non-compete	393	895	3,390
Distribution network	—	816	6,000
Goodwill	6,045	4,989	11,036
Current liabilities	(3,371)	(1,057)	(2,748)
Long-term debt and other liabilities	(2,713)	—	—
Deferred tax liability	(550)	(504)	(4,622)
Total	$5,902	$13,283	$24,737

In determining the purchase price for these businesses, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the potential to expand the market for our existing implantable microchip businesses through their existing distribution channels; (iv) the complementary nature of each of our product offerings as an extension of the offerings of the other company and of our existing businesses; (v) similarities in corporate cultures; (vi) and the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Based on our assessments, it determined that it was appropriate to offer purchase prices for these companies that resulted in the recognition of goodwill.

Pro Forma Results of Operations (Unaudited)

The results of DSD Holdings, VHI, and Instantel have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had DSD Holdings, VHI and Instantel been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Year Ended December 31, 2005	Year Ended December 31, 2004

Net operating revenue	$123,305	$135,455
Net loss from continuing operations attributable to common shareholders - basic and diluted	$(12,716)	$(19,175)
Net loss from continuing operations per common share - basic and diluted	$(0.20)	$(0.40)

Net Gain/Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by our majority-owned subsidiaries, VeriChip, Digital Angel, and InfoTech, are reflected in the consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by VeriChip, Digital Angel, and InfoTech was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During 2006, we recorded a loss of $2.0 million from the issuance of 0.5 million shares of VeriChip common stock, a gain of $0.3 million on the issuance of 0.4 million shares of Digital Angel’s common stock and a de minimis gain on the issuance of 50,000 shares of InfoTech’s common stock. During 2005 and 2004, we recorded a gain of $0.4 and $11.1 million on the issuance of 0.2 and 14.4 million shares, respectively, of Digital Angel’s common stock. Also, during 2004, Digital Angel issued 0.2 million shares of its common stock, which were acquired under the terms of a letter agreement among us, Digital Angel and Laurus, Digital Angel’s previous lender. We did not record a gain on the issuance of the shares under the letter agreement, as we intended to acquire such shares upon issuance. VeriChip and InfoTech did not issue any common stock to third parties during 2005 and 2004. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip, Digital Angel, and InfoTech and the net proceeds from the issuances of the stock.

In addition, Digital Angel issued 0.3 million and 0.6 million shares of its common stock during 2006 and 2005 under the terms of two share exchange agreements entered into in connection with its acquisition of DSD, which did not result in a gain or loss on issuance.

We recorded a gain (loss) of $0.4 million, $0.1 million, and $(0.1) million during 2006 attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip, Digital Angel, and InfoTech, respectively. We recorded a gain (loss) of $0.6 million and $(20.2) million in 2005 and 2004, respectively, attributable to changes in the minority interest ownership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

as a result of the capital transactions of Digital Angel, including the purchase of 0.3 million shares of treasury stock by Digital Angel during 2005.

The following is a summary of the capital transactions of VeriChip, Digital Angel, and InfoTech for 2006, 2005 and 2004:

VeriChip	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Issuances of restricted shares of common stock	500	--	--
Total issuances of common stock	500	--	--
Proceeds from stock issuances	$--	$--	$--
Average price per share	$--	$--	$--
Beginning ownership percentage of VeriChip	100.0%	100.0%	100.0%
Ending ownership percentage of VeriChip	91.7%	100.0%	100.0%
Change in ownership percentage	(8.3)%	--%	--%
Net loss on capital transactions of VeriChip (1)	$(1,954)	$--	$--
Gain attributable to changes in minority interest as a result of capital transactions of VeriChip (1)	$368	$--	$--

Digital Angel	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Issuances of common stock for stock options, warrant exercises, preferred stock conversions and services	386	156	10,557
Issuance of common stock under the share exchange agreement	282	644	4,000
Total issuances of common stock	668	800	14,557
Proceeds from stock issuances	$1,561	$3,923	$36,008
Average price per share	$2.34	$4.90	$2.47
Beginning ownership percentage of Digital Angel	55.4%	54.5%	66.9%
Ending ownership percentage of Digital Angel	55.2%	55.4%	54.5%
Change in ownership percentage	(0.2)%	0.9%	(12.4)%
Net gain on capital transactions of Digital Angel (1)	$322	$411	$11,090
Gain (loss) attributable to changes in minority interest as a result of capital transactions of Digital Angel (1)	$135	$598	$(20,203)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

InfoTech	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Issuances of common stock for stock options	50	--	--
Issuance of common stock under the share exchange agreement	--	--	--
Total issuances of common stock	50	--	--
Proceeds from stock issuances	$17	$--	$--
Average price per share	$0.34	$--	$--
Beginning ownership percentage of InfoTech	52.5%	52.5%	52.5%
Ending ownership percentage of InfoTech	52.0%	52.5%	52.5%
Change in ownership percentage	(0.5)%	--%	--%
Net gain on capital transactions of InfoTech (1)	$5	$--	$--
Loss attributable to changes in minority interest as a result of capital transactions of InfoTech (1)	$(67)	$--	$--

(1)
We have not provided a tax benefit for the net gain (loss) on capital transactions of subsidiaries and gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries.

Share Exchange Agreements

We and the former shareholders of DSD Holdings agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of Digital Angel’s common stock paid by Digital Angel to the former shareholders of DSD Holdings pursuant to the buyout agreement. Pursuant to the share exchange agreement, we issued to the former shareholders of DSD Holdings 0.5 million shares of our common stock, valued at approximately $1.0 million and $27,751 in cash in exchange for the 0.3 million shares of Digital Angel common stock that the former shareholders of DSD Holdings received from Digital Angel in partial payment of the buyout, as more fully discussed in the discussion of the acquisition of DSD Holdings presented above.

On February 25, 2005, we entered into a Stock Purchase Agreement with Digital Angel. Pursuant to the agreement, Digital Angel issued 0.6 million shares of its common stock to us in exchange for 0.7 million shares of our common stock. The purpose of the stock exchange was to use the shares as partial consideration for the acquisition of DSD Holdings as described more fully above. We and Digital Angel entered into the share exchange because the selling shareholders of DSD Holdings desired, at the time the transaction was negotiated, to receive their consideration in our common stock as opposed to Digital Angel’s common stock. The exchange ratio of shares was based upon the average of the volume-weighted-average price of our common stock and Digital Angel’s common stock for the ten trading days immediately preceding and not including the transaction closing date which was $5.434 for Digital Angel’s common stock and $5.113 for our common stock. The value of the stock exchanged was $3.5 million.

On August 14, 2003, we entered into a share exchange agreement with Digital Angel. The share exchange agreement provided for us to purchase 3.0 million shares of Digital Angel’s common stock at a price of $2.64 per share, and for Digital Angel to issue a warrant to us for the purchase of up to 1.0 million shares of Digital Angel’s common stock. The warrant was exercisable for five years beginning on February 1, 2004, at a price per share of $3.74 payable in cash or in shares of our common stock. The purchase price for the 3.0 million shares was payable in our common stock having an aggregate value of $7.9 million. The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel’s common stock was based on the closing price of Digital Angel’s common stock on June 30, 2003, of $2.64 per share. On March 1, 2004, we issued 1.98 million shares of our common stock to Digital Angel as payment for the 3.0 million shares. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of our common stock for net proceeds of approximately $6.7 million. In December 2004, we exercised warrants for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon our exercise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

of the warrant were $3.74 million. Digital Angel used the proceeds from the sale of our 1.98 million shares of common stock and the exercise of the warrants for working capital purposes.

Dispositions

Sale of Medical Systems Assets

During 2004 Digital Angel’s board of directors approved a plan to sell its Medical Systems operations and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in the consolidated financial statements, and the prior periods have been reclassified accordingly. See Note 16 for a discussion of discontinued operations.

4. Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials	$4,780	$3,924
Work in process	2,448	1,855
Finished goods	8,477	8,383
	15,705	14,162
Less: Allowance for excess and obsolescence	1,374	1,845

	$14,331	$12,317

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Land	$278	$547
Building and leasehold improvements	6,650	5,832
Equipment	19,161	15,357
Software	308	214
	26,397	21,950
Less: Accumulated depreciation	14,266	10,830

	$12,131	$11,120

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1.5 million and $0.5 million at December 31, 2006 and 2005, respectively. Related accumulated depreciation amounted to $0.2 and $0.1 million as of December 31, 2006 and 2005, respectively.

Depreciation expense charged against income amounted to $2.7 million, $2.3 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.2 million, $0.5 million and $0.6 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

6. Goodwill

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. We apply the principles of SFAS No. 141, Business Combinations (“FAS 141”), and use the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

	December 31,
	2006		2005
	(in thousands)
Beginning balance	$86,231		$68,194
Acquisitions and other adjustments	2,783	(1)	21,891	(2)
Less goodwill impairment	(6,629)		(3,854)

Carrying value	$82,385		$86,231

(1)
Includes $0.5 million of goodwill related to a share exchange agreement in April 2006 associated with the acquisition of DSD Holdings and $0.5 million related to the purchase of Signature minority interest.

(2)	Includes $1.5 million of goodwill associated with the acquisition of DSD Holdings, related to a share exchange agreement between us and Digital Angel in February 2005.

METHOD OF ACCOUNTING FOR GOODWILL

Since the adoption of FAS 142 we do not amortize goodwill. Instead, we are required to test goodwill for impairment annually as part of our annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding our business units.

We allocate goodwill to our reporting business units. Our reporting units are defined in Note 14. The goodwill assigned to the reporting units associated with our Advanced Technology segment was based on the goodwill acquired as a result of the acquisition of these businesses. Since each business acquired only had one reporting unit, no allocation of the acquired goodwill was necessary. The goodwill allocated to our Healthcare and Security and Industrial reporting units resulted from the acquisitions of VHI and Instantel during the first half of 2005. Accordingly, we were required to allocate the acquired goodwill to each of these reporting units. We allocated the goodwill based on the relative percentage of the allocation of the acquired intellectual property. Intellectual property assets were allocated to the Healthcare and Security and Industrial reporting units based on the classification of the revenue derived from the intellectual property. For example, the distribution network associated with the infant protection and wander prevention systems was allocated to the Healthcare reporting unit, while the distribution network associated with the vibration monitoring system was allocated to the Security and Industrial reporting unit.

The goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (“Destron”), and Digital Angel.net Inc. (“DA.net”), a wholly-owned subsidiary of ours at the time of the merger, was allocated between Animal Applications and a former reporting unit, the Wireless and Monitoring reporting unit. The merger of Destron and DA.net occurred in September 2000. The goodwill allocated to the Wireless and Monitoring reporting unit was fully impaired in 2002. Since none of the assets and liabilities resulting from the merger was assigned to the Wireless and Monitoring reporting unit, we determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring reporting units based upon guidance provided in FAS 142. FAS 142 states that, “the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner.” Since Destron was a publicly-held

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

company at the time of the merger, and as a result, its fair market value was readily determinable, we allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron’s fair market value prior to the public announcement of the merger. In addition, our Animal Applications reporting unit includes the goodwill that we acquired as a result of the acquisition of DSD Holdings in February 2005 and the goodwill acquired as a result of the share exchange agreements entered into in connection with the DSD Holdings acquisition, which are more fully described in Note 3.

As of December 31, 2006, the goodwill associated with our GPS and Radio Communications reporting unit resulted from the acquisition of Signature in 1998. The goodwill associated with the acquisition of OuterLink of approximately $3.9 million, was fully impaired in the fourth quarter of 2005. Again, since both Signature and OuterLink were assigned to only one reporting unit, no allocation of the goodwill acquired from these acquisitions was necessary.

In the fourth quarters of 2006, 2005 and 2004, we tested goodwill at each reporting unit level. Our reporting units are those businesses, for which discrete financial information is available and upon which segment management makes operating decisions. The business operations of our current reporting units are described in Note 1.

At December 31, 2004, our reporting units were:

•	Animal Applications segment;
•	GPS and Radio Communications segment;
•	Advanced Technology segment’s GTI;
•	Advanced Technology segment’s PDSC; and
•	Advanced Technology segment’s P-Tech.

At December 31, 2006 and 2005, we had the following reporting units:

•	Healthcare segment;
•	Security and Industrial segment;
•	Animal Applications segment;
•	GPS and Radio Communications segment;
•	Advanced Technology segment’s GTI;
•	Advanced Technology segment’s PDSC; and
•	Advanced Technology segment’s P-Tech.

We tested our goodwill for each of our reporting units during the fourth quarters of 2006, 2005, and 2004. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 14.

There was no impairment of goodwill in 2004. However, based upon our annual review for impairment in the fourth quarters of 2006 and 2005, we recorded goodwill impairment charges of approximately $6.6 million and $3.9 million, respectively. The goodwill impairment charge recorded in 2006 related to GTI and the impairment charge recorded in 2005 related to the goodwill associated with OuterLink, which is part of our GPS and Radio Communications segment. These charges are more fully discussed in Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The changes in the carrying amount of goodwill for the two years ended December 31, 2006, by reporting unit are as follows (Our InfoTech segment does not have goodwill and therefore, is not reflected in the table below):

	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	GTI(1)	PDSC (1)	P-Tech(1)	Total
($ in thousands)
Balance December 31, 2004	$--	$--	$44,524	$5,458	$16,178	$1,504	$530	$68,194
Acquisitions and other adjustments	13,131	3,851	4,934	(25)	--	--	--	$21,891
Less goodwill impairment	--	--	--	(3,854)	--	--	--	(3,854)
Balance December 31, 2005	$13,131	$3,851	$49,458	$1,579	$16,178	$1,504	$530	$86,231
Acquisitions and other adjustments	(789)	(168)	3,181	559	--	--	--	$2,783
Less goodwill impairment	--	--	--	--	(6,629)	--	--	(6,629)
Balance December 31, 2006	$12,342	$3,683	$52,639	$2,138	$9,549	$1,504	$530	$82,385
(1)	Reporting unit is a component of the Advanced Technology segment.

7. Intangibles, net

Intangibles and other assets consist of the following (dollars in thousands):

	2006	2005	Weighted Average Lives
			(in years)

Trademarks	$5,441	5,441	Indefinite
Patents and non-patented proprietary technology, net of accumulated amortization of $377 and $318	5,603	6,148	15.0
Customer relationships, net of accumulated amortizations of $980 and $415	3,308	3,873	8.8
Tradenames and non compete, net of accumulated amortization of $125 and $57	268	350	13.1
Distribution networks, net of accumulated amortization of $1,236 and $420	5,580	5,756	8.1
	$20,200	21,568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Estimated amortization expense of the definite-lived assets for the years ending December 31, is as follows:

2007	$1,903
2008	1,875
2009	1,867
2010	1,867
2011	1,867
Thereafter	5,380
$14,759

Amortization of intangibles charged against income amounted to $2.1 million, $1.9 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We recorded an impairment charge of approximately $3.3 million in the fourth quarter of 2005 related to other intangible assets associated with OuterLink as further described in Note 14.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(in thousands)

Accrued wages and payroll expenses	$2,946	$3,704
Accrued severance	391	641
Accrued bonuses	744	657
Accrued compensation to our former CEO	3,300	--
Accrued purchases	2,028	5,096
Accrued litigation reserves	2,946	3,101
Accrued professional fees	1,719	1,533
Other accrued expenses	4,605	4,579
Deferred purchase price obligation	442	3,000
	$19,121	$22,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following:

	December 31,
	2006	2005
	(in thousands)
Note payable, bore interest at 12% per annum, repaid August 24, 2006	$--	$12,000

Senior secured note - Laurus (net of discount of $1,344)	12,156	--

Line of credit, bears interest at the Canadian or U.S. dollar prime rate plus 1% (6.0% at December 31, 2006), due on demand, and is secured by all of the assets of VHI.	853	94

Mortgage notes payable, collateralized by Digital Angel’s land and buildings, payable in monthly installments of principal and interest totaling $20 thousand, bearing interest at 8.2%, due through November 2010.	2,226	2,281

Note payable, payable in quarterly installments of principal and interest totaling $53 thousand, bearing interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (5.47% at December 31, 2006), due through December 2008.	425	569

Equipment loans, collateralized by DSD Holding’s production equipment, payable in monthly installments of principal and interest totaling $32 thousand, bearing interest at variable rates, ranging from 6.0% to 8.14% at December 31, 2006, due through January 2010.	973	1,186

Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (5.85% at December 31, 2006) and is determined quarterly. The agreement shall remain effective until further notice.	3,013	1,722

Line of credit, bears interest at Wells Fargo’s prime rate plus 3% (10.3% at December 31, 2006), due in June 2008.	64	826

Notes payable -other and capital lease obligations	1,827	659
	21,537	19,337
Less: Current maturities	7,326	3,645

	$14,211	$15,692

$12 Million Non-Convertible Note

On December 28, 2005, we issued a $12 million non-convertible note to Satellite Senior Income Fund, LLC, or SSIF,  pursuant to the terms of a note purchase agreement. The note accrued interest at 12% per annum for the first nine-months and then increased by 1% per month thereafter until its maturity date on June 28, 2007.  We used a portion of the net proceeds of approximately $11.8 million from the note to repay approximately $5.35 million of our existing debt to SSFA and SSFP, both of whom are affiliates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

of SSIF. We fully repaid this note on August 24, 2006 with the proceeds from our $13.5 million non-convertible note with Laurus as discussed below and in Note 2.

Laurus Master Fund, Ltd. Financing

On August 24, 2006, we closed a $13.5 million non-convertible debt financing transaction with Laurus pursuant to the terms of the Agreement dated August 24, 2006, between us and Laurus. Under the terms of the Agreement, Laurus extended financing to us in the form of the Note. The Note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of August 24, 2009. We are obligated to make monthly principal payments ranging from $200,000 to $300,000 beginning on April 1, 2007. The terms of the Note allow for optional redemption by paying 102% of the principal amount. The terms of the Agreement and Note are more fully described in Note 2.

Royal Bank of Canada Credit Agreement

Our subsidiary, VHI, has entered into a credit facility dated March 15, 2006 with the RBC providing for up to CDN$1.5 million, or approximately $1.3 million based on the exchange rate as of December 31, 2006, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI. The RBC credit agreement is more fully described in Note 2.

Mortgage Notes Payable

Digital Angel is party to a mortgage notes payable collateralized by land and building. Principal and interest payments totaling approximately $20,000 are payable monthly through October 2010. The final payment of $2.0 million is due in November of 2010. The interest rate on the note is fixed at 8.2%. As of December 31, 2006, the amount outstanding under the mortgage note payable was approximately $2.2 million.

Note Payable - Danske Bank

As of December 31 2006, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($53,100 USD at December 31, 2006) are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.47% at December 31, 2006. As of December 31, 2006, the amount outstanding under the note payable was approximately $0.4 million.

Equipment Loans

DSD is party to equipment loans which are collateralized by production equipment.  Principal and interest payments totaling approximately DKK 0.2 million ($35,400 USD at December 31, 2006) are payable quarterly.  Payments are due through January 2010.  The interest rates on the loans are variable and range from 6.00% to 8.14% as of December 31, 2006.  As December 31, 2006, $1.0 million was outstanding under the equipment loans.

Danske Bank Line of Credit

DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million ($2.1 million USD at December 31, 2006) to DKK 18 million ($3.2 million USD at December 31, 2006). As of December 31, 2006, approximately $3.0 million was outstanding under the Danske Bank line of credit, which is more fully described in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued
Line of Credit -Wells Fargo

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended from time to time, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2008, and automatically renews for successive one-year periods unless terminated by either party. The Wells Fargo credit facility is more fully described in Note 2.

The scheduled payments due based on maturities of current and long-term debt and at December 31, 2006 are presented in the following table:

Amount
Year	(in thousands)
2007	$7,326
2008	4,250
2009	8,916
2010	2,307
2011	82
Total payments	22,881
Debt discount, net	(1,344)
$21,537

Interest (expense) recovery on the long and short-term notes payable and warrants settleable in shares of the Digital Angel common stock that we own amounted to $(3.5) million, $1.7 million, $(2.9) million for the years ended December 31, 2006, 2005 and 2004, respectively.

The weighted average interest rate (excluding the effect of the interest (expense) recovery associated with the warrants settable in shares of the Digital Angel common stock owned by us) was 15.5% and 14.6% for the years ended December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

10. Warrant Liability

Class of Warrants	Authorized	Issued	Exercised/ Forfeited	Balance December 31, 2006	Exercise Price	Date of Issue	Exercisable Period
Class Z	535	535	102	433	$1.88	June 2003	4 years

The class Z warrant was issued in connection with our 8.5% convertible exchangeable debentures, which we issued on June 30, 2003. The warrant was originally valued at $1.4 million. The original fair value assigned to the warrant was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The original issue discount was amortized as interest expense. The unamortized portion of the original issue discount was fully expensed during the fourth quarter of 2003, when the debentures were satisfied in full. The warrant currently is exercisable into 433,323 shares of our common stock or exchangeable into 769,648 shares of the Digital Angel common stock that we own, or exercisable/exchangeable into a combination of shares from both companies at the holders’ option. Therefore, in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary,” the value of the warrants is required to be recorded as a liability and marked to market each reporting period. We determine the value of the liability each quarter using the Black Scholes valuation model. The liability is subject to a floor amount equal to the original value ascribed to the warrants.

During the years ended December 31, 2006, 2005, and 2004 we recorded interest expense (recovery) of $0.0 million, $(3.2) million, and $1.4 million, respectively, as a result of these revaluations. The value of the warrants decreased significantly in 2005 as a result of a decrease in the quoted market price of Digital Angel’s common stock, the reduction in the life of the warrants (the warrants expire in June 2007) and a decrease in the historical, and consequently, the expected volatility of Digital Angel’s common stock.

We will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders elect to exercise the warrants into shares of the Digital Angel common stock owned by us, such exercise may result in our recording a gain on the transaction. In November 2004, approximately 0.1 million warrants were exercised into approximately 0.2 million shares of the Digital Angel common stock that we owned resulting in a gain on the transaction of approximately $0.8 million. The warrants are subject to adjustment upon:

•	the issuance of shares of common stock, or options or other rights to acquire our common stock, at an issue price lower than the exercise price under the warrants;

•	the declaration or payment of a dividend or other distribution on our common stock; and

•	the issuance of any other of our securities on a basis which would otherwise dilute the purchase rights granted by the warrants.

As of December 31, 2006, the value of the warrants was approximately $1.2 million.

Our issuance of the class A warrant to Laurus in August 2006, as more fully discussed in Notes 2 and 12, triggered the anti-dilution provision under the class Z warrant agreement and, as a result, the exercise price of the class Z warrants exercisable into shares of our common stock was reduced from $2.75 per share to $1.88 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

11. Fair Value of Financial Instruments

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

Notes Payable and Long-Term Debt

The carrying amount approximates fair value because the current interest rates approximate market rates.

Accounts Payable and Accrued Expenses

The carrying amount approximates fair value.

Warrant Liability

The carrying amount of warrants is revalued each reporting period and approximates current fair value.

12.  Warrants, Stock Options, and Restricted Stock

Warrants

Warrants Classified as Equity

We have issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

Class of Warrants	Authorized	Issued	Exercised/ Forfeited	Balance December 31, 2006	Exercise Price	Date of Issue	Exercisable Period
Series B	667	667	—	667	3.26	April 2004	5 years
Series D	667	667	—	667	4.97	October 2004	5 years
Series E	976	976	—	976	4.04	June 2005	5 years
Series E	200	200	—	200	3.70	June 2005	5 years
Class A	1,720	1,720	--	1,720	1.88	August 2006	7 years
	4,230	4,230	--	4,230

The Series B warrant was issued to SSFA in connection with a securities purchase agreement effective April 16, 2004. The Series B warrant is exercisable for approximately 0.7 million shares of our common stock. The exercise price of the Series B warrant, which was originally $3.30 per share, has been reduced to $3.26 per share as a result of our issuance of the Class A warrant to Laurus in August 2006. The issuance of the warrant to Laurus triggered the anti-dilution provisions in the Series B warrant agreement. The Series B warrant vested on April 16, 2005 and expires on April 16, 2010. The Series B warrant agreement provides for anti-dilution provisions that require that the exercise price be adjusted if we issue certain securities at a price below the exercise price then in effect and the number of warrants and the exercise price is required to be adjusted upon the declaration or payment of a dividend or other distribution of our common stock. The total number of shares that can be issued under such provisions is subject to a ceiling.

The Series D warrants were issued to SSFA in connection with a securities purchase agreement effective October 21, 2004. The Series D warrant is exercisable into approximately 0.7 million shares of our common stock. The exercise price of the Series D warrant, which was originally $5.05 per share, has been reduced to $4.97 per share as a result of our issuance of the Class A warrant to Laurus in August 2006, which triggered the anti-dilution provisions in the warrant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

agreement. The Series D warrant vested on October 21, 2005 and expires on October 21, 2010. The Series D warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The Series E warrants were issued in connection with our financing with SSFP and SSFA on June 10, 2005. Warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The warrants are exercisable at any time at exercise prices ranging from $3.70 to $4.04 per share. The exercise prices of the warrants were reduced from prices ranging from $3.75 to $4.09 per share as a result of our issuance of the Class A warrant to Laurus in August 2006, which triggered the anti-dilution provisions in the warrant agreements. The warrants vested on June 10, 2005 and expire on June 10, 2010. The Series E warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The Class A warrant was issued to Laurus in connection with our financing on August 24, 2006. The warrant is exercisable at an exercise price of $1.88 per share. The warrant is exercisable beginning on August 24, 2006, and expires on August 24, 2013. Laurus has agreed to a 12 month lock-up with respect to the sale of the shares of common stock underlying the warrant. The Class A warrant agreement provides for standard anti-dilution provisions. The number of shares that can be issued under such provision is subject to a ceiling.

The effect of the re-pricing of the class Z warrant, which are classified as a liability and more fully discussed in Note 10, and the Series E warrants, which were issued by us in connection with debt financings, was to increase interest expense during the year ended December 31, 2006 by approximately $0.1 million.

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

Class of Warrant	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions

Series B	0%	69.00%	6.0	3.38%	April 5, 2004

Series C	0%	50.00%	0.42	2.00%	October 21, 2004

Series D	0%	50.00%	6.0	3.31%	October 21, 2004

Series E	0%	50.00%	5.0	3.75%	June 10, 2005

Class A	0%	60.00%	7.0	4.85%	August 24, 2006

Stock Option Plans

On December 12, 2005, our board of directors, as well as the boards of directors of VeriChip and Digital Angel, approved the vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to certain employees, directors and consultants (to the extent not already vested on that date), excluding approximately 0.2 million of Digital Angel’s options, provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The purpose of accelerating the vesting of the employees’ and directors’ options was to enable us to avoid recognizing in our statement of operations compensation expense associated with the options in future periods.

As a result of the accelerated vesting of the stock options, we expected to avoid recognition of up to approximately $7.6 million of compensation expense in our statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in our pro forma stock-based footnote disclosure for the year ended December 31, 2005, which is presented below. FIN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of acceleration, that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would have been required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested over the first half of 2006, with a smaller percentage vesting over a 30 month period. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the accelerated vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options was attributable to VeriChip’s executive officers and directors. We were unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration. Based on the high concentration of in-the-money options awarded to VeriChip’s officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, approximately $0.4 million of compensation expense was recorded as a result of the realization of such a benefit by three option holders.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FAS 123 as of January 1, 2004 to our stock-based employee compensation for options granted under our plans as well as to the plans of our subsidiaries:

	Year Ended December 31
	2005	2004
Net loss attributable to common stockholders, as reported	$(12,212)	$(17,299)
Add back (deduct): Total stock-based employee compensation expense determined under APB No. 25 for all awards, net of related tax effects(1)	(33)	53
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects(2)	(15,349)	(7,963)

Pro forma net loss	$(27,594)	$(25,209)

Loss per share:
Basic—as reported	$(0.19)	$(0.34)
Basic—pro forma	$(0.44)	$(0.49)
Diluted—as reported	$(0.19)	$(0.34)
Diluted—pro forma	$(0.44)	$(0.49)

(1)	For 2005 and 2004, amounts include $0.2 million and $0.0 million of compensation expense, respectively, associated with subsidiary options.
(2)	For 2005 and 2004, amounts include $9.8 million and $5.3 million of compensation expense, respectively, associated with subsidiary options.

During 2006, 2005 and 2004, we incurred approximately $0.0 million, $1.1 million and $0.0 million, respectively, of expense associated with stock options issued to consultants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the year ended December 31, 2006 were based on our historical experience. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model.

During the year ended December 31, 2006, we recorded approximately $1.7 million in compensation expense related to stock options granted to our and our subsidiary employees, directors and consultants, including approximately $0.1 million associated with certain of our fully-vested stock options, which were modified during the period.

A summary of the status of our and our subsidiaries stock options as of December 31, 2006, and changes during the three years then ended, is presented below.

Applied Digital Stock Plans

During 1996, we adopted a nonqualified stock option plan, or the Option Plan. During 2000, we adopted the 1999 Flexible Stock Plan, or the 1999 Flexible Plan. With the 2000 acquisition of Destron Fearing, we acquired one additional stock option plan referred to as the Employee Stock Option Plan. During 2003, we adopted the 2003 Flexible Stock Plan, or the 2003 Flexible Plan. During 2005, with the acquisition of VHI, we acquired two additional stock option plans, referred to as the VHI Option Plans. We had a seventh stock option plan that we acquired in connection with the 2000 acquisition of Destron Fearing that terminated upon the expiration of all outstanding stock options in 2005.

Under the Option Plan, options for 1.0 million common shares were authorized for issuance to certain of our officers, directors and employees. As of December 31, 2006, approximately 0.8 million options have been issued, net of forfeitures, and 0.1 million are outstanding under the Option Plan. The options vest as determined by our board of directors and are exercisable over a period of five years. The Option Plan has been discontinued with respect to any future grant of options.

Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights, or SARs, or Performance Shares may be granted to our officers, directors and employees is 3.6 million. As of December 31, 2006, 3.3 million options have been granted, net of forfeitures and 1.0 million are outstanding. The options vest as determined by our board of directors and are exercisable over a period of five years.

Under the Employee Stock Option Plan, the Plan authorized the grant of options to the employees to purchase shares of common stock. As of December 31, 2006, 0.1 million options have been granted and 0.1 million are outstanding. The Plan has been discontinued with respect to any future grant of options.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is 5.2 million. As of December 31, 2006, 4.8 million options have been granted and 4.7 million are outstanding. The options vest as determined by our board of directors and are exercisable over a period of seven years. In addition, as of December 31, 2006, approximately 30,000 shares of common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors’ fees and 50,000 shares of common stock have been granted to our CEO under the terms of his employment agreement.

The VHI Option Plans authorized the grant of options to the employees to purchase shares of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

our common stock as a result of the acquisition. As of December 31, 2006, 0.2 million options have been granted and 0.1 million are outstanding. The VHI Option Plans have been discontinued with respect to any future grant of options.

No SARs have been granted under the aforementioned plans.

In addition, as of December 31, 2006, we have granted approximately 0.2 million options, net of forfeitures, and have outstanding approximately 0.2 million options which were granted outside of the above plans as an inducement to employment or for consulting services.

A summary of the stock option activity for Applied Digital’s stock options plans for 2006, 2005 and 2004 is as follows (in thousands, except per share price data):

	2006		2005		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	6,490	$4.34	4,068	$6.15	2,492	$9.30
Granted	--	--	3,004	3.05	1,868	2.73
Exercised(1)	(31)	1.33	(46)	2.42	(212)	2.59
Forfeited	(293)		(536)	12.70	(80)	15.99
Outstanding on December 31	6,166	3.27	6,490	4.34	4,068	6.41

Exercisable on December 31(2)	6,166	3.27	6,490	4.34	2,126	9.79

Shares available on December 31 for options that may be granted	801		669		253

(1) The intrinsic value of the stock options exercised in 2006, was approximately $23,000.

(2) The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $1.81 at December 31, 2006 based upon our closing price on the NASDAQ. As of December 31, 2006 the aggregate intrinsic value was $0.1 million.

The following table summarizes information about Applied Digital’s stock options at December 31, 2006 (in thousands, except per share price data):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.0000 to $7.5000	6,048	5.1	$3.06	6,048	$3.06
$7.5001 to $15.0000	73	0.8	10.36	73	10.36
$15.0001 to $22.5000	31	1.9	16.63	31	16.63
$22.5001 to $30.0000	12	1.5	27.46	12	27.46
$30.0001 to $37.5000	--	0.0	0.00	--	0.00
$37.5001 to $45.0000	2	0.5	41.72	2	41.72
	6,166	5.8	$3.27	6,166	$3.27

The weighted average per share fair values of grants made in 2005 and 2004 for our incentive plans were $1.51 and $1.81, respectively. We did not grant any options in 2006. The weighted average per share fair value of options granted or modified by us during the years ended December 31, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Estimated option life	5 years	7.8 years
Risk free interest rate	4.14%	4.00%
Expected volatility	50.00%	67.59%
Expected dividend yield	--%	--%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

In addition to the above options, certain subsidiaries of ours have issued options to various employees, officers, directors and consultants. Information pertaining to option plans of our subsidiaries is as follows.

VeriChip’s Stock Option Plans

On December 12, 2005, we approved a 2-for-3 reverse stock split for VeriChip’s common stock, which was effectuated on December 20, 2005. Again on December 18, 2006, VeriChip effectuated a 1-for-3 reverse stock split. All options reflected below have been adjusted for these reverse stock splits.

In February 2002, the board of directors of VeriChip approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers, and employees is approximately 2.0. As of December 31, 2006, 1.7 million options, net of forfeitures, have been granted to directors, officers, and employees under the plan, and all of the options granted were outstanding as of December 31, 2006. As of December 31, 2006, no SARs have been granted under the VeriChip 2002 Plan. The options vest as determined by VeriChip’s board of directors and are exercisable for a period of up to eight years.

The 2005 Flexible Stock Plan was adopted by our board of directors on April 27, 2005 and approved by our stockholders on June 11, 2005. VeriChip’s board of directors adopted resolutions amending the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan in December 2006, and the amendment was approved by us, as VeriChip’s then sole stockholder, in December 2006. The 2005 Flexible Stock Plan also provides that VeriChip may grant awards of common stock in lieu of cash compensation pursuant to the mutual agreement of the applicable plan participant and us. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted to directors, officers and employees is approximately 0.3 million. No options were granted under the VeriChip 2005 Plan as of December 31, 2006.

In addition, as of December 31, 2006, 0.4 million options, net of forfeitures, have been granted outside of VeriChip’s plans as an inducement to employment or for consulting services, and all of the options were outstanding as of December 31, 2006.

A summary of stock option activity for VeriChip’s plans for 2006, 2005 and 2004 is as follows (in thousands, except per share price data):

	2006		2005		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	2,055	$1.91	1,826	$0.54	1,387	$0.35
Granted (1)	52	9.87	428	7.11	674	1.72
Exercised	--	--	--	-	-	-
Forfeited	(7)	2.62	(199)	0.51	(236)	2.82
Outstanding on December 31	2,100	$2.10	2,055	$1.92	1,826	$0.54

Exercisable on December 31 (2)	2,049	$1.91	2,055	$1.92	1,351	$0.33

Shares available on December 31 for options that may be granted	503		545		152

(1) The total compensation expense associated with the options granted in 2006 was approximately $0.1 million. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $0.2 million.

(2) The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of VeriChip’s common stock was estimated to be $6.50 at December 31, 2006 based upon its initial public offering price. As of December 31, 2006, the aggregate intrinsic value of VeriChip’s outstanding stock options was $11.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The following table summarizes information about VeriChip’s stock options at December 31, 2006 (in thousands, except per share price data):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.0000 to $2.0250	1,623	3.6	$0.55	1,623	$0.55
$2.0251 to $4.0500	--	--	--	--	--
$4.0501 to $6.0750	67	7.2	5.11	67	5.11
$6.0751 to $8.1000	298	6.6	7.04	298	7.04
$8.1001 to $10.1250	106	7.0	9.23	55	8.55
$10.1251 to $20.2500	6	6.0	20.25	6	20.25

	2,100	4.3	$2.10	2,049	$1.91

The weighted average per share fair values of grants made in 2006, 2005 and 2004 for VeriChip’s incentive plans were $5.96, $9.60 and $1.98, respectively. The weighted average per share fair value of options granted by VeriChip during the years ended December 31, 2006, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Estimated option life	5.0 years	5.5 years	5.5 years
Risk free interest rate	4.29%	3.84%	3.88%
Expected volatility	60.00%	50.00%	68.84%
Expected dividend yield	--%	--%	--%

Digital Angel’s Stock Option Plans

As of December 31, 2006, Digital Angel maintains the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”), which is described below, and has outstanding stock options which were issued pursuant to another plan that was terminated on February 23, 2006.

As of December 31, 2006, the DAC Stock Option Plan had 18.2 million shares of common stock reserved for issuance, of which 17.7 million shares have been issued and approximately 0.5 million remain available for issuance.  As of December 31, 2006, awards consisting of options to purchase 9.7 million shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 0.5 million shares were outstanding under the Company’s terminated stock option plan. Additionally, restricted stock awards for 0.2 million shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of the Company’s stock at the date of grant; option awards generally vest over 3 to 9 years and have 10-year contractual terms.

In addition, approximately 1.5 million options were issued outside of Digital Angel’s plans as an inducement to employment or for consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

A summary of stock option activity for Digital Angel’s plans for 2006, 2005 and 2004 is as follows (in thousands, except exercise price data):
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	9,955	$3.94	6,528	$3.353	7,357	$2.98
Granted(1)	2,325	3.21	3,922	4.97	3,405	3.80
Exercised(2)	(320)	1.80	(20)	2.73	(4,076)	2.94
Forfeited	(255)	4.61	(475)	4.46	(158)	3.90
Outstanding on December 31	11,705	$3.84	9,955	$3.94	6,528	$3.35
Exercisable on December 31(3)	9,247	$4.00	3,255	$3.98	3,255	$2.94
Shares available for grant on December 31	469		2,811		4,412

(1) The total compensation expense associated with the options granted in 2006 was $0.5 million. The amount of compensation expense to be recorded over the remaining vesting period of the options is approximately $4.5 million.

(2) The intrinsic value of the stock options exercised in 2006 was approximately $0.6 million.

(3) The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s common stock was $2.55 at December 31, 2006 based upon its closing price on the NASDAQ. As of December 31, 2006, the aggregate intrinsic value of Digital Angel’s outstanding stock options was $1.4 million.

The following table summarizes information about Digital Angel’s stock options at December 31, 2006 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 to $2.00	907	5.13	$1.14	9.07	$1.14
$ 2.01 to $4.00	7,096	7.78	3.51	4,704	3.66
$ 4.01 to $6.00	3,584	8.00	4.98	3,518	4.99
$ 6.01 to $8.00	—	—	—	—	—
$ 8.01 to $10.00	118	3.38	10.00	118	10.00
	11,705	7.60	$3.84	9,247	$4.00

The weighted average per share fair values of grants made in 2006, 2005 and 2004 for Digital Angel’s incentive plans were $2.65, $4.97 and $3.57, respectively. The weighted average per share fair value of options granted by Digital Angel during the years ended December 31, 2006, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Estimated option life	4-10 years	5 years	5 years
Risk free interest rate	4.64 - 4.94%	3.83%	3.81%
Expected volatility	85.74 - 87.19%	91.04 - 113.34%	165.00%
Expected dividend yield	--%	% %	% %

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

InfoTech’s Stock Option Plans

In February 1998, InfoTech’s shareholders approved a stock option plan, or the InfoTech 1998 Plan, as amended. Under the InfoTech 1998 Plan, 1.0 million shares of InfoTech’s common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The InfoTech 1998 Plan will terminate in February 2008. During 1998, 1999 and 2000, options were granted to directors and employees of InfoTech with immediate vesting. All other options granted under the plan vest over a four-year period following the date of grant. Options granted under the InfoTech 1998 Plan expire from five to 11 years from the date of grant. As of December 31, 2006, 0.7 million options have been issued under the InfoTech 1998 Plan and no options remain outstanding.

In March 2001, the shareholders of InfoTech approved the InfoTech USA, Inc. 2001 Flexible Stock Plan, or the InfoTech 2001 Plan. Under the InfoTech 2001 Plan, the number of shares which were issued, or for which options, SARs or performance shares may be granted to certain directors, officers and employees of InfoTech was 2.5 million with a provision for an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of InfoTech USA, Inc.’s outstanding shares as of the first day of such calendar year, but in no event more than 10.0 million shares in the aggregate. As of December 31, 2006, 4.3 million stock options have been issued under the InfoTech 2001 Plan, and 3.3 million were outstanding as of December 31, 2006. No SARs have been granted as of December 31, 2006. The options may not be exercised until six months to one year after the options have been granted, and are exercisable over a period ranging from seven to ten years.

A summary of stock option activity related to InfoTech’s stock option plans is as follows (in thousands, except exercise price data):

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on January 1	4,105	$0.38	3,825	$0.39	4,070	$0.45
Granted	--	--	300	0.41	200	0.31
Exercised(1)	(50)	0.34	—	—	—	—
Forfeited	(80)	0.57	(20)	(0.88)	(600)	(1.03)
Outstanding on December 31	3,975	$0.38	4,105	$0.38	3,825	$0.39
Exercisable on December 31(2)	3,975	$0.38	4,105	$0.38	3,825	$0.39
Shares available for grant on December 31	6,245		4,971		4,321

(1) The intrinsic value of options exercised in 2006 is approximatley $11,000.

(2) The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.20 at December 30, 2006 based upon its closing price on the OTC. As of December 31, 2006, the aggregate intrinsic value of InfoTech’s outstanding stock options was $0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The following table summarizes information about the InfoTech’s options outstanding at December 31, 2006 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range Of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life In Years	Price	Shares	Price

$0.01 to $0.29	2,225	3.5	$0.28	2,225	$0.28
$0.30 to $0.39	800	5.3	0.31	800	0.31
$0.40 to $0.59	600	5.4	0.44	600	0.44
$0.60 to $1.00	350	4.0	1.00	350	1.00
	3,975	4.2	$0.38	3,975	$0.38
The weighted average per share fair values of grants made in 2005 and 2004 for InfoTech’s incentive plans were $0.37 and $0.29, respectively. InfoTech did not grant any options during 2006. The weighted average per share fair value of options granted by InfoTech during the years ended December 31, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Estimated option life	8 years	8 years
Risk free interest rate	4.2%	4.5%
Expected volatility	78.00%	109.00%
Expected dividend yield	--%	--%

Thermo Life Energy Corp.’s Stock Option Plans

In April 2003, the board of directors of Thermo Life Energy Corp., our wholly-owned subsidiary, approved the Thermo Life Energy Corp. 2003 Flexible Stock Plan, or the Thermo Life 2003 Plan. Under the Thermo Life 2003 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers and employees is 7.0 million. As of December 31, 2006, 4.4 million options have been granted to directors, officers and employees under the plan, and all of the options granted were outstanding as of December 31, 2006. The options vest from six months to three years from the date of grant and expire seven years from the vesting date. As of December 31, 2006, no SARs have been granted under the Thermo Life 2003 Plan.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on January 1	4,390	$0.05	3,890	$0.05	3,900	$0.05
Granted	--	--	500	0.11	--	--
Exercised	--	--	--	--	--	--
Forfeited	--	--	--	--	(10)	$0.05
Outstanding on December 31	4,390	$0.06	4,390	$0.06	3,890	$0.05
Exercisable on December 31(1)	4,057	$0.05	3,857	$0.05	3,523	$0.05
Shares available on December 31 for options that may be granted	4,010
(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated market value of Thermo Life Energy Corp.’s stock was $0.05 on December 31, 2006. As of December 31, 2006, the aggregate intrinsic value of ThermoLife Energy Corp.’s outstanding stock options was $0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range Of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life In Years	Price	Shares	Price

$0.0000 to $0.0550	3,890	5.0	$0.05	3,890	$0.05
$0.0551 to $0.0990	--	--	--	--	--
$0.0991 to $0.1100	500	7.6	0.11	167	0.11
	4,390	5.3	$0.06	4,057	$0.05

The weighted average per share fair values of grants made in 2005 and 2004 for Thermo Life’s incentive plans were $0.05 and $0.03, respectively. Thermo Life did not grant any options during 2006. The weighted average per share fair value of options granted or modified by Thermo Life during the years ended December 31, 2005 and 2004 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Estimated option life	5.5 years	5.5 years
Risk free interest rate	4.13%	2.92%
Expected volatility	50.00%	76.00%
Expected dividend yield	--%	--%

Qualified Employee Stock Purchase Plan

During 1999, we adopted a qualified Employee Stock Purchase Plan, or the Stock Purchase Plan. Under the Stock Purchase Plan, options have been granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 1.3 million common shares were authorized for issuance to substantially all of our full-time employees, of which 0.7 million shares have been issued and exercised through December 31, 2006. Each participant’s options to purchase shares will be automatically exercised for the participant on the exercise dates determined by our board of directors. Under FAS 123(R), options granted under the Stock Purchase Plan may be compensatory. As a result, we did not offer any options under the plan during 2006.

Restricted Stock Grants

The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.

In December 2006, we issued 0.1 million shares of our restricted common stock to our CEO. Fifty percent (50%) of the restricted stock vested immediately and 50% will vest on December 31, 2008. We determined the value of the stock to be $0.2 million based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. We recorded compensation expense of approximately $0.1 million in 2006 associated with the restricted stock.

In December 2006, VeriChip issued 0.5 million shares of its restricted common stock to its chairman of the board and CEO, which will vest on December 31, 2008. VeriChip determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

amortized as compensation expense over the vesting period. VeriChip recorded compensation expense of approximately $0.2 million in 2006 associated with the restricted stock.

In March 2005, Digital Angel granted ours and Digital Angel’s chairman of the board, 0.1 million shares of its restricted stock. Fifty percent (50%) of the restricted stock vested on March 7, 2006 and 50% will vest on March 7, 2007. Digital Angel determined the value of the stock to be $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the two-year vesting period. In the years ended December 31, 2006 and 2005, $0.2 million and $0.2 million of compensation expense, respectively, was recorded in connection with the restricted stock.

In February 2005, Digital Angel granted an employee 0.1 million shares of its restricted stock. Thirty percent (30%) of the restricted stock vested on February 25, 2006, 30% will vest on February 25, 2007 and 40% will vest on February 25, 2008. Digital Angel determined the value of the stock to be $0.3 million based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period. In the year ended December 31, 2006 and 2005, $0.1 million and $0.1 million, respectively, of compensation expense was recorded in connection with the restricted stock.

In January 2006, InfoTech granted ours and InfoTech’s chairman of the board and InfoTech’s CEO 0.1 million and 0.1 million shares of its restricted stock, respectively. The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. InfoTech determined the aggregate value of the stock to be $0.1 million based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the year ended December 31, 2006, $0.1 million of compensation expense was recorded in connection with the restricted stock.

13. Agreement With Former Chief Executive Officer

On December 5, 2006, we finalized and entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman, our chairman of the board and former chief executive officer, or CEO. The agreement was entered into to (i) induce Mr. Silverman to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman in order to motivate him to accept the position as VeriChip’s CEO, to maintain his status on our, Digital Angel’s and VeriChip’s boards and to motivate him to improve the value of VeriChip.

Per the terms of the December 5, 2006 Agreement, in consideration for Mr. Silverman waiving all of his rights pursuant to the ADS/Silverman Employment Agreement and as incentive to accept the position of CEO at VeriChip, Mr. Silverman shall receive $3.3 million. The $3.3 million has been included in selling, general and administrative expense. The payment is to be made in cash. In lieu of cash, we may, in our sole discretion, elect to transfer to Mr. Silverman shares of our common stock that have a value of $3.3 million. We may elect to pay the amount in stock at any time during the 120 day period following the date of the December 5, 2006 Agreement. If Mr. Silverman remains on our board of directors or if there is some other reason that shareholder approval is necessary to permit the issuance of the stock, then we shall have 120 days from our election to make the payment in shares of our common stock to obtain shareholder approval. If we do not obtain shareholder approval in such timeframe, the payment must be made in cash. In the event that we issue our common stock in payment of the $3.3 million, such stock shall be restricted (that is, subject to a substantial risk of forfeiture in the event that Mr. Silverman voluntarily resigns as the chairman and CEO of VeriChip on or before December 31, 2008, or in the event that VeriChip

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

terminates its employment agreement with Mr. Silverman for cause in accordance with that agreement.)

On March 14, 2007, we made a partial payment to Mr. Silverman in the form of 503,768 shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, as partial payment in connection with our obligations to Mr. Silverman under the December 5, 2006 Agreement.  These shares were issued under a letter agreement between us and Mr. Silverman dated March 14, 2007.  The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 Agreement, including our election to satisfy a portion of our obligation now by issuing the 503,768 shares with a value as of March 14, 2007 of $735,501 and a cash payment of $264,499.  These shares were issued to Mr. Silverman outright with no risk of forfeiture.  Per the terms of the letter agreement, Mr. Silverman further agreed that he will not require us to make the remaining portion of the payment due to him under the December 5, 2006 Agreement of $2.3 million until the earlier of April 1, 2008 or the receipt of funds by us in excess of $4.0 million in a single transaction resulting from (i) the issuance of our equity; or (ii) the sale of one of our assets, including the shares of Digital Angel or VeriChip common stock that we own.

14. Asset Impairment

Asset impairment during the years ended December 31, 2006, 2005 and 2004 was:

	2006	2005	2004
Goodwill -
Advanced Technology segment	$6,629	$--	$--
GPS and Radio Communications segment	--	3,854	--
Other intangible assets -GPS and Radio Communications segment	--	3,287	--
	$6,629	$7,141	$--

As of December 31, 2006, the net carrying value of our goodwill was $82.4 million. There was no impairment of goodwill upon our annual review for impairment in the fourth quarter of 2004. However, based upon our annual review for impairment in the fourth quarters of 2006 and 2005, we recorded goodwill impairment charges of approximately $6.6 million and $3.9 million, respectively, related to the goodwill associated with GTI, which is included in our Advanced Technology segment, and with OuterLink, which is included in our GPS and Radio Communications segment. During the fourth quarter of 2005, we also recorded an impairment charge of $3.9 million for other intangible assets associated OuterLink.

In accordance with FAS 142, upon adoption, we were required to allocate goodwill to our reporting units. Our reporting units and our methodology for assigning goodwill to our reporting units are described in Note 6.

During the fourth quarter of 2006, we determined the fair value of our Healthcare and Security and Industrial reporting units using discounted cash flow analyses, which are more fully described below. During the fourth quarter of 2005, we determined the fair value of our Healthcare and Security and Industrial reporting units by first calculating the fair value of VeriChip’s implantable microchip business using a discounted cash flow analysis. The assumptions included in the cash flow model were cash flows for a period of five years, a discount rate of 30% and a terminal value multiple of 10, which management believed were appropriate assumptions in valuing this business. Second, we combined the value determined for our implantable microchip business with the amounts that we paid for VHI and Instantel, which were acquired on March 31, 2005 and June 10, 2005, respectively. Management felt that the purchases prices for these two entities represented their fair values since they were based on third party negotiated transactions, which (i) had occurred in close proximity to the fair value measurement date; and (ii) fairly represented the value of these businesses based on their achievements of projected profitability during the periods from their dates of acquisition to the asset impairment testing date. We allocated 65% and 35% of the fair value of the implantable microchip business to the Healthcare and Security and Industrial reporting units, respectively, which was consistent with the allocation of that business’ asset to the reporting units. The remaining fair value was allocated to the reporting units based on the values determined in the VHI and Instantel purchase price allocation reports, and the classification of the revenue derived from the associated assets.

Specifically, the fair values were allocated as follows:

Accounts receivable, inventory and other assets directly related to a specific product were allocate to the reporting unit that included the revenue from that product. Intangible assets were allocated to the Healthcare and Security and Industrial reporting units based the classification of the revenue derived from the intellectual property. For example, the distribution network associated with the infant protection and wander prevention systems was allocated to the Healthcare reporting unit,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

while the distribution network associated with the vibration monitoring system was allocated to the Security and Industrial reporting unit. Goodwill was allocated to the Healthcare and Security and Industrial reporting units based on the relative percentage of the allocation of the intellectual property. The remaining assets were allocated based on the relative percentages of goodwill and intangibles allocated to the reporting units. Our Healthcare and Security and Industrial reporting units did not have goodwill or intangible assets in as of December 31, 2004.

In the fourth quarter of 2006, 2005 and 2004, the goodwill impairment tests for our Animal Applications, GPS and Radio Communications, GTI, PDSC and P-Tech reporting units were performed based on discounted future cash flows. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded.

Management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation were based. The methodology used to determine the residual or terminal enterprise values included the following factors: current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation. The assumptions used in the determination of fair value using discounted cash flows were as follows:

•  Cash flows were generated for 5 years, which was the expected recovery period for the goodwill;
•  Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow in calculating terminal value; and
•  Discount rates ranging from 15% to 26% were used. The rates were determined based on the level of risk associated with a reporting units operations and the related degree of certainty of generating future cash flows.

Residual or Terminal Enterprise Value Calculation:

When deemed appropriate, based on the materiality of the goodwill and intangible assets of a given reporting unit, as well as its recent financial performance, a company comparable analysis was performed utilizing financial and market information on publicly traded companies that are considered to be generally comparable to our reporting units. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit’s discounted cash flow model.

Based upon the valuation of GTI, it was determined that approximately $6.6 million of its goodwill was impaired as of December 31, 2006. Based upon the valuation of OuterLink and its operating loss during the two years ended December 31, 2005, it was determined that the full value of OuterLink’s goodwill and intangible assets of approximately $7.1 million was impaired as of December 31, 2005.

Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

15. Income Taxes

The benefit (provision) for income taxes consists of:

	2006	2005	2004
Current:
United States at statutory rates	$(101)	$463	$(74)
International	(301)	(251)	(3)
Current income tax (provision) benefit	(402)	212	(77)
Deferred:
United States	—	—	0
International	340	235	—
Deferred income taxes benefit	340	235	0

	$(62)	$447	$(77)

Digital Angel has operations in Europe and South America. VeriChip has operations in Canada. We consider earnings from our foreign entities to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, we may be subject to United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2006	2005
Deferred Tax Assets:
Liabilities and reserves	$4,913	$4,613
Stock-based compensation	2,938	1,266
Property and equipment	482	77
Intangible property	223	—
Foreign tax credit carryforwards	397	1,361
Net operating loss carryforwards	114,083	105,326
Gross deferred tax assets	123,036	112,643
Valuation allowance	(121,295)	(110,419)
	1,741	2,224
Deferred Tax Liabilities:
Installment sales	—	48
Property and equipment	183	—
Intangible assets	6,664	7,398
	6,847	7,446

Net Deferred Tax Asset/ (Liability)	$(5,106)	$(5,222)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The deferred tax assets and liabilities are included in the following balance sheet captions:

	(In thousands)
	December 31, 2006	December 31, 2005
Current deferred tax assets	$697	$392
Long-term deferred tax liability	(5,803)	(5,614)
Net Deferred Tax Liabilities	$(5,106)	$(5,222)

The valuation allowance for deferred tax asset increased by $10.9 million and $10.3 million in 2006 and 2005, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and our projected pre-tax income. Our goodwill is not deductible for tax purposes.

Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of (in thousands):

	2006	2005	2004

Domestic	$(28,916)	$(18,463)	$(12,330)
International	(739)	2,286	2,111

	$(29,655)	$(16,177)	$(10,219)

At December 31, 2006, we had aggregate net operating loss carryforwards of approximately $286.9 million for income tax purposes that expire in various amounts from 2012 through 2026. Digital Angel and InfoTech file separate federal income tax returns. Of the aggregate US net operating loss carryforwards of $280.9 million, $76.7 million and $6.3 million relate to Digital Angel and InfoTech, respectively. During February 2007, VeriChip completed an Initial Public Offering that will require VeriChip to begin filing its own separate federal income tax return in 2007. Following the deconsolidation from us, $15.6 million of the aggregate US net operating loss carryforwards will relate to VeriChip. Approximately $31.8 million of the US net operating loss carryforwards of Digital Angel were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code section 382 related to change of ownership limitations.

Based upon the same change of ownership rules under IRC section 382, our separate US net operating loss carryforwards of $182.2 million may in the future be significantly limited as to the amount of use in any particular year. This may occur if in the future we issue common stock or additional equity instruments convertible into shares of our common stock, which results in our ownership change exceeding the 50% limitation threshold imposed by that section.

Of the total aggregate net operating loss carryforwards, foreign loss carryforwards are approximately $6.0 million, which resulted in a deferred tax asset of approximately $2.0 million. We have provided a valuation allowance of approximately $1.6 million against this foreign deferred tax asset. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2006	2005	2004
	%	%	%

Statutory tax/(benefit) rate	(34)	(34)	(34)
Nondeductible intangibles amortization/impairment	8	26	1
State income taxes, net of federal benefits	(6)	(3)	(4)
Disallowed losses from capital transactions and changes in minority interest of subsidiary	—	(18)	15
Differences in interest on convertible debentures	—	(8)	2
Gain on dispositions under share exchange agreement	—	—	12
Foreign tax differences	(2)	(3)	—
Change in deferred tax asset valuation allowance (1)	36	41	(7	)(2)
Impact of prior year adjustments (3)	(2)	(7)	—
Other	0	1	1

	0	(5)	0

(1) Substantially attributed to net operating losses.
(2) Includes the tax effect on stock options exercised in 2004 of (36)%.
(3) Relates to the reversal of prior year estimated tax liabilities, which were no longer required.

16. Discontinued Operations

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

Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in our financial statements, and prior periods have been reclassified accordingly. The following discloses the operating results from discontinued operations for the years ended December 31, 2005 and 2004, which consist of the results attributable to Medical Systems (there were no operating results from discontinued operations in 2006):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

	Year Ended December 31, 2005	Year Ended December 31, 2004
Product revenue	$--	$204
Service revenue	--	223
Total revenue	--	427
Cost of products sold	--	87
Cost of services sold	--	317
Total cost of products and services sold	--	404
Gross profit	--	23
Selling, general and administrative expense	--	1,187
Depreciation and amortization	--	107
Interest and other income	(177)	(185)
Minority interest	(78)	(356)
Income (loss) from discontinued operations	$99	$(730)

The above results do not include any allocated or common overhead expenses. We have not provided a provision/benefit for income taxes on the income (loss) attributable to Medical Systems. We do not anticipate incurring additional income or loss associated with Medical Systems in the future.

On March 1, 2001, our board of directors approved a plan to offer for sale our IntelleSale business segment and several other non-core businesses. Prior to approving the plan, the assets and results of operations of the non-core businesses had been segregated for external and internal financial reporting purposes. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, these businesses have been reclassified and reported as discontinued operations for all periods presented.

We have sold or closed all of the businesses comprising discontinued operations. Proceeds from the sales of discontinued operations companies were used primarily to repay debt.

Liabilities of discontinued operations are as follows at December 31:

Discontinued Operations:	2006	2005

Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,090	4,090
Accrued expenses	1,291	1,383
Total liabilities of discontinued operations	$(5,407)	$(5,499)

We accounted for our Intellesale segment and our other non-core businesses as discontinued operations in accordance with APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). APB No. 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

liabilities.

During 2006, 2005 and 2004, discontinued operations incurred a decrease in estimated loss on disposal and operating losses accrued on the measurement date of $0.0 million, $0.1 million and $2.2 million, respectively. The reason for the decrease in estimated loss for 2005 was due to the reversal of certain liabilities. We had not guaranteed these liabilities and the statute of limitations period governing these liabilities has expired. The primary reason for the decrease in the estimated loss for 2004 was the settlements of litigation and sales tax liabilities for amounts less than anticipated. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. In addition, we estimate that the total liabilities of discontinued operations of approximately $5.4 million will be reversed during 2007 and 2008, as they will no longer be considered our legal obligations.

The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2004 through December 31, 2006 (amounts in thousands):

Type of Cost	Balance, December 31, 2004	Additions	Deductions	Balance December 31, 2005
Operating losses and estimated loss on sale	$--	$84	$84	$--
Carrying costs	876	--	--	876
Total	$876	$84	$84	$876

Type of Cost	Balance, December 31, 2005	Additions	Deductions	Balance December 31, 2006
Operating losses and estimated loss on sale	$--	$--	$--	$--
Carrying costs (1)	876	--	--	876
Total	$876	$--	$--	$876
(1) Carrying costs at December 31, 2006, include approximately $0.7 million for severance and employment contract settlements, approximately $0.1 million for lease commitments, and approximately $46,000 for sales tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

17.  Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is provided as follows, in thousands, except per share amounts:

	2006	2005	2004
Numerator:
Numerator for basic earnings per share -
Loss from continuing operations	$(27,209)	$(10,348)	$(18,754)
Preferred stock dividends	—	(1,573)	—
Accretion of beneficial conversion feature	—	(474)	—
Loss from continuing operations attributable to common stockholders	(27,209)	(12,395)	(18,754)
Income from discontinued operations	—	183	1,455
Net loss attributable to common stockholders	$(27,209)	$(12,212)	$(17,299)

Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding (1)	67,338	62,900	51,291

(Loss) earnings per share - Basic and Diluted
Continuing operations	$(0.40)	$(0.20)	$(0.37)
Discontinued operations	0.00	0.01	0.03
Total - basic and diluted	$(0.40)	$(0.19)	$(0.34)
(1)
The weighted-average shares listed below were not included in the computation of diluted income (loss) per share for the years ended December 31, 2006, 2005 and 2004, because to do so would have been anti-dilutive.

	2006	2005	2004
Preferred stock	—	508	—
Convertible note payable	—	757	—
Warrants	99	164	406
Stock options	138	962	300
Debenture conversion	—	—	—
	237	2,391	706

The following stock options and warrants outstanding as of December 31, 2006, 2005 and 2004, which include the weighted average shares listed in the table above, were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2006	2005	2004
Stock options	6,166	6,490	4,066
Warrants	4,663	3,395	1,852
Restricted stock	50	—	—
	10,879	9,885	5,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

18. Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $2.1 million, $1.9 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2006, are as follows (in thousands):

	Minimum	Employment
Year	Rental Payments	Contracts

2007	$2,077	$2,174
2008	2,000	911
2009	1,632	553
2010	925	553
2011	822	514
Thereafter	16,099	--
	$23,555	$4,705

ADS/Krawitz Employment Agreement

Effective December 6, 2006, we entered into an employment agreement with Michael E. Krawitz, or the ADS/Krawitz Employment Agreement. The ADS/Krawitz Employment Agreement provides that Mr. Krawitz as our CEO, will receive an annual base salary of $350,000 and discretionary increases. Mr. Krawitz is also entitled to a discretionary annual bonus to be determined by our board of directors and other fringe benefits. In addition, it provided for the grant of 100,000 shares of our common stock to Mr. Krawitz under an applicable stock incentive plan previously approved by our shareholders, with 50,000 of the shares vesting immediately and 50,000 of the shares restricted and subject to substantial risk of forfeiture in the event that the ADS/Krawitz Employment Agreement is terminated by Mr. Krawitz, or terminated by us for cause, as defined in the agreement, on or before December 31, 2008. If Mr. Krawitz’s employment is terminated, a severance payment of approximately $1.5 million will be due, unless his employment is terminated because he resigns (not in connection with a constructive termination or in connection with a change of control) or is terminated for cause. The ADS/Krawitz Employment Agreement also provides that, upon termination of the agreement, Mr. Krawitz will cooperate with any transition and may not compete with us and, in consideration for that cooperation and non-compete, shall be paid $250,000. Any outstanding stock options held by Mr. Krawitz as of the date of the termination or change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and cooperation and non-compete payments made in connection with the ADS/Krawitz Employment Agreement shall be paid in stock (unless we are unable to or if our stock is not both traded and expected for the foreseeable to be traded in the public markets on a national exchange), except for withholdings, which must be paid in cash. Our common stock issuable under the terms of the ADS/Krawitz Employment Agreement is subject to registration rights and price protection provisions. The minimum payments due under the ADS/Krawitz Employment Agreement are included in the table above.

In connection with the execution of the ADS/Krawitz Employment Agreement on December 6, 2006, we and Mr. Krawitz mutually agreed to terminate Mr. Krawitz’s rights under the provisions of the Executive Management Change in Control Plan approved by our board of directors on May 8, 2004, and under our 2003 Severance Policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

VeriChip Employment and Non-Compete Agreement

Effective December 5, 2006, VeriChip and Mr. Silverman entered into the VeriChip Corporation Employment and Non-Compete Agreement, or the VeriChip Employment Agreement. The VeriChip Employment Agreement terminates five years from the effective date. The VeriChip Employment agreement provides for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman is also entitled to a discretionary annual bonus and other fringe benefits. In addition, it provided for the grant of 500,000 shares of restricted stock of VeriChip. The stock is restricted and is accordingly subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment or VeriChip terminates his employment for cause on or before December 31, 2008. If Mr. Silverman’s employment is terminated prior to the expiration of the term of the VeriChip Employment Agreement, certain significant payments become due to Mr. Silverman. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. Any outstanding stock options held by Mr. Silverman as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the VeriChip Employment Agreement must be paid in cash, except for a termination due to Mr. Silverman’s total disability, death, a constructive termination, or termination without cause, which may be paid in shares of VeriChip’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.

VeriChip Change in Control Plan

On March 2, 2007, VeriChip's compensation committee of its board of directors approved the VeriChip Corporation Executive Management Change in Control Plan. The plan provides compensation due to a change in control of VeriChip, as such term is defined in the plan, to VeriChip's officers, Messrs. Gunther, Caragol and Feder. Upon a change in control of VeriChip, Mr. Gunther and Mr. Caragol would each receive the sum of (i) his earned but unpaid base salary and bonus compensation as of the date of the change in control; plus (ii) 1.5 times his base salary; plus (iii) 1.5 times the average bonus received for the three full calendar years. immediately prior to the change in control, or if the change in control occurs in 2007, the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, or if the change in control occurs in 2008, the average of the bonuses earned in 2006 and 2007. Upon a change in control, Mr. Feder would receive the sum of his (i) earned but unpaid base salary and bonus compensation as of the date of the change in control; plus (ii) 1.0 times his base salary; plus (iii) 1.0 times the average bonus received for the three full calendar years immediately prior to the change in control, or if the change in control occurs in 2007, the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, or if the change in control occurs in 2008, the average of the bonuses earned in 2006 and 2007. The plan provides for the amount received to increase on December 31, 2007 and on each December 31 thereafter until the multiplier of base salary and bonus compensation reaches 3 for Messrs. Gunther and Caragol and 1.5 for Mr. Feder. The plan also provides that any outstanding stock options, restricted stock or other incentive compensation awards held as of the date of the change in control become fully vested and exercisable as of such date, and, in the case of stock options, remain exercisable for the life of the option. Such compensation will be decreased by the amount of any compensation (salary or bonus) that is contractually guaranteed by an acquiror in a change in control transaction so long as the guaranteed compensation relates to an executive position that is of the same or increased level of responsibility and authority and at the same or higher salary and bonus levels as the executive position held at the time of implementation of this plan.

Digital Angel Change in Control and Employment Agreements

Digital Angel does not have a formal written employment agreement with Kevin N. McGrath, its president and chief executive officer.  The terms of Mr. McGrath’s employment provide that Digital Angel will pay Mr. McGrath an initial base salary of $250,000 per year and a bonus as determined by the Compensation Committee of the Board of Directors. Mr. McGrath’s base salary was increased to $300,000 and $320,000 per year effective on February 28, 2005 and March 6, 2006, respectively.  On December 2, 2004, Digital Angel entered into a change of control agreement with Mr. McGrath. Upon a change of control, Mr. McGrath would be entitled to receive three times his base salary and three times his average bonus paid to him for the three full years immediately prior to the change of control. Under the agreement, a change of control has occurred if: (i) any person or entity (or persons or entities acting as a group) other than us, acquires stock of Digital Angel that, together with stock then held by such person, entity or group, results in such person, entity or group holding more than fifty (50%) percent of the fair market value or total voting power of Digital Angel; or, (ii) a member of Digital Angel’s board of directors is replaced by a director (or added to Digital Angel’s board of directors) and such director was not nominated and approved by Digital Angel’s board of directors; or, (iii) Applied Digital has a change of control.

Effective January 2, 2007, Thomas J. Hoyer was appointed as Digital Angel’s chief financial officer, vice president and treasurer. In connection with his appointment, Mr. Hoyer and Digital Angel entered into a Compensation and Change of Control Agreement on December 18, 2006. Under this agreement, Mr. Hoyer will receive an annual base salary of $265,000; a targeted annual bonus of 60% of annual base salary based upon plan metrics, Digital Angel’s performance and individual contribution (which bonus will be capped at 120% of the annual base salary); and a ten-year option to purchase 250,000 shares of Digital Angel’s common stock. The option vest ratably over a five-year period and have a strike price of $2.75 per share. Mr. Hoyer will also be entitled to participate in any of Digital Angel’s benefit plans or programs as are from time to time available to officers of Digital Angel. The agreement also provides that Mr. Hoyer will receive a change of control payment if a change of control of Digital Angel, as defined in the agreement, occurs and Mr. Hoyer’s employment is terminated within 3 months of such event (regardless if voluntary resignation or involuntary termination). The change of control payment equals the sum of 200% of the base salary then in effect plus 200% of the larger of either Mr. Hoyer’s target bonus or average annual bonus for the prior three years. In addition, all of Mr. Hoyer’s unvested stock options will immediately vest in full.

Severance Policy

We have established a severance policy for Applied Digital’s officers (excluding our CEO and president) under which, if we terminate an employee without cause, as defined, or the employee resigns with good reason, the employee will receive severance payments. Under the policy, our senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the employee has been in our employ for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with us or if the employee breaches a duty of confidentiality.

Incentive and Recognition Policy

Beginning with the year-ended December 31, 2004, our board of directors authorized and adopted an Incentive and Recognition Policy (“IRP”). The IRP is designed to motivate senior management to achieve goals that, in the judgment of the Compensation Committee of the board of directors, are important to our long-term success. Our board of directors had determined to fix the 2006 bonus payments for two participants, Mr. Silverman and Mr. Krawitz, in order to resolve and clarify any outstanding compensation issues, given the wide range of potential bonuses under the IRP and the timing of VeriChip initial public offering and how that may have effected such range. Accordingly, Mr. Silverman’s and Mr. Krawitz’s bonus for 2006 were fixed at $900,000 and $350,000, respectively. The bonuses paid to our other executive officers were determined and paid in accordance with the terms in the IRP. Under the IRP, cash bonuses of approximately $1.4 million, $0.5 million and $1.2 million were earned in 2006, 2005 and 2004, respectively, by certain of our executive officers, including the amounts paid to Messrs. Silverman and Krawitz for 2006. For the year ended December 31, 2007, we have not yet determined what the goals and related bonus payments will be, if any, under the IRP.

Rights to U. S. Patent No. 5,211,129

Our Healthcare segment obtains the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from Digital Angel, under the terms of a supply agreement. Digital Angel, in turn, obtains the implantable microchip from Raytheon Microelectronics España, or RME, a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip directly from RME, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification applications. We do not anticipate generating more than nominal revenue from the sale of the VeriMed, VeriGuard or VeriTrace systems prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our VeriMed, VeriGuard and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

19.  Profit Sharing Plan

We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. We have made no matching contributions to the 401(k) Plan.

In 1994, MAS adopted a retirement savings plan, referred to as the MAS Plan, in accordance with Section 401(k) of the Internal Revenue Code. The MAS Plan was available to all eligible employees of Medical Systems. We provided for discretionary matching contributions to the MAS Plan equal to a percentage of the participant’s contributions. We made no matching contributions to the MAS Plan during 2004 or 2003. On December 1, 2004, the MAS Plan was terminated and all contributions ceased.

Our United Kingdom subsidiary has certain defined contribution pension plans. Our expense relating to the plans approximated $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

20.  Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of December 31, 2006, we have recorded approximately $2.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

Verizon Suit

On August 14, 2006, we filed an action against Verizon Federal, Inc. in Fairfax County circuit Court in Virginia asserting damages arising from Verizon’s wrongful usurpation of GTI’s business opportunity with the District of Columbia Public Schools for the supply and installation of internal connection wiring and cabling equipment and related goods and services. Our complaint pleads two counts: Count I - Breach of Contract for which we are seeking lost profits of approximately $1.9 million, and Count II - Tortious Interference with Contractual relations for which we are seeking restitution damages of $7.0 million. On October 27, 2006, Verizon filed a motion to dismiss GTI’s complaint. Following oral arguments on the matter, on December 1, 2006, the court denied the motion. Also in December 2006, Verizon filed a counterclaim against GTI seeking $4.1 million in monies that Verizon claims are owed it by GTI on related work. We intend to vigorously pursue our case against Verizon and to vigorously defend the counterclaim action. Given the uncertainties associated with all litigation and given the early stage of these proceeding, we are unable to offer any assessment of the outcome of our complaint and Verizon’s counterclaim.

Maudlin Suit

On October 22, 2003, Melvin Maudlin, a former employee of PDSC, filed suit in the Superior Court of the State of California for the County of Orange against PDSC, Hark Vasa, a former employee at PDSC, and us in connection with a purported trust agreement involving PDSC which,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

according to Mr. Maudlin, provided that he was to receive monthly payments of $10,000 for approximately 17 years. Mr. Maudlin obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which ADS successfully appealed and had overturned. The case proceeded to a bench trial before the Superior Court, which resulted in a judgment in favor of PDSC on the grounds that the purported trust was illegal and void. Mr. Maudlin appealed the judgment. On March 21, 2006, the Court of Appeal of the State of California, Fourth Appellate District, reversed the trial court judgment and remanded the case for further proceedings in the Superior Court. PDSC’s and our Petition for Review with the California Supreme Court was denied on July 12, 2006. On July 21, 2006, the Court of Appeal's opinion became final. We are unable to predict with any degree of certainty the outcome of further proceedings in the appeal of the case due to the complexity of the issues at stake, and the uncertainty of litigation generally.

Vasa Suit

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

Metro Risk

On January 10, 2005, VeriChip commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, VeriChip has claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against VeriChip for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that we breached the exclusivity provision of the parties’ distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk asserted that the distribution agreement with this other distributor included areas in Europe. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that we fraudulently induced Metro Risk into signing the distribution agreements by promising millions of dollars in profits. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees. Currently, VeriChip is preparing a motion for summary judgment on its claim for breach of contract based on Metro Risk’s anticipatory repudiation of the three agreements. Given the early stage of the matter and because discovery has recently begun, counsel is currently unable to assess our risk.

Digital Angel Corporation vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. The suit alleged that Allflex and PetHealth marketed and sold a syringe implantable identification transponder that violated Digital Angel’s patent. Allflex moved for a judgment on the pleadings, asserting that a license agreement between Allflex and Digital Angel should act as a bar to a case for infringement, which motion Digital Angel contested. The Court issued a ruling granting the Defendant’s motion for judgment on the pleadings and denying Digital Angel’s motion for leave

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

to amend, and final judgment in the action was entered on February 21, 2006. Upon the Company’s appeal to the Federal Circuit Court of Appeals in Washington, D.C., the Court found in favor of the Defendants.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit seeks, among other things, an adjudication of infringement, injunctive relief, and actual and punitive damages. Digital Angel believes that the suit is well-grounded in law and fact. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting Digital Angel’s views on the scope of the claims in the subject patent. The parties are continuing discovery in light of that order. Trial is anticipated in mid to late 2007.

Crystal Import Corporation v. Digital Angel, et al.

On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against Digital Angel. On October 12, 2005, the Alabama Court transferred the action to Minnesota. Following the docketing of the action in Minnesota, Digital Angel and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. The Court recently lifted a stay of the matter and discovery is expected to commence in the near future. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to Digital Angel and us from this lawsuit.

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.

On or about June 2, 2005, Digital Angel filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine the rights and liabilities of Digital Angel under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company that entered into a distribution agreement for a product that was then under development by Digital Angel but the development of which was subsequently abandoned. The case is in the initial discovery stages. Given the uncertainties associated with all litigation and given the early stage of this proceeding, we are unable to offer any assessment on the potential liability exposure, if any, to Digital Angel and us from this lawsuit.

21. Segment Information

We currently operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech.

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain revenue, gross profit and selling, general and administrative expense (reductions) associated with companies sold or closed in 2002 and 2001, and interest expense, administrative and other expenses and income associated with corporate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

activities and functions.

Our Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology, and InfoTech segments’ products and services are as follows:

Operating Segment	Principal Products and Services

Healthcare	• Patient protection, wander prevention, and maternity ward infant protection systems;
• RFID based asset location and management systems; and
• Human-implantable RFID-enabled products.

Security and Industrial	• Vibration monitoring systems for regulated vibration control; and
• RFID based systems for the location and management of equipment.

Animal Applications	• RFID for companion animals, fish, wildlife, and livestock.

GPS and Radio Communications	• GPS enabled location tracking and message monitoring of aircraft and high value assets in remote locations.

Advanced Technology	• Voice, data and video communications networks;
• Customer relationship management software and services; and
• Call center software and services.

InfoTech	• Computer hardware; and
• Computer services.

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data for the Healthcare, Security and Industrial, and Advanced Technology segments include charge for shared expenses and/ or corporate overhead costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on stand-alone segment operating income as presented below. Certain amounts in 2005 and 2004 have been reclassified for comparative purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

	2006 (in thousands)
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$20,128	$5,503	$37,002	$17,366	$10,546	$13,661	$—	$104,296
Net service revenue from external customers	380	1,293	700	1,556	13,116	1,437		18,482
Intersegment net revenue- product	—	—	356	—	—	—	(356)	—
Total revenue	$20,508	$6,796	$38,058	$18,922	$23,662	$15,098	$(356)	$122,688

Depreciation and amortization (1)	$1,746	$683	$1,403	$548	$262	$40	$114	$4,796
Goodwill and Asset impairment	—	—	—	—	6,629	—	—	6,629
Interest and other income	49	8	364	5	695	143	66	1,330
Interest expense	(472)	(395)	(405)	(60)	(138)	(235)	(1,749)	(3,454)
Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(5,661)	(1,030)	(4,048)	(2,822)	(4,089)	(994)	(11,011)	(29,655)

Goodwill, net	12,342	3,683	52,639	2,318	11,583	—	—	82,385
Segment assets	38,855	11,390	81,358	12,081	27,846	5,020	(5,200)	171,350
Expenditures for property and equipment	588	222	1,789	1,267	219	33	4	4,122

	2005 (in thousands)
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$11,200	$3,319	$33,966	$19,657	$14,617	$14,910	$—	$97,669
Net service revenue from external customers	849	500	1,309	1,197	10,484	1,729	—	16,068
Intersegment net revenue- product	—	—	697	—	—	—	(697)	—
Total revenue	$12,049	$3,819	$35,972	$20,854	$25,101	$16,639	$—	$113,737

Depreciation and amortization (1)	$1,007	$376	$1,221	$1,191	$226	$86	$108	$4,215
Goodwill and Asset impairment	—	—	—	7,141	—	—	—	7,141
Interest and other income	49	14	401	11	833	143 (4)	1,192	2,643
Interest recovery (expense)	(171)	(172)	(337)	(29)	(63)	(215)	2,707	1,720
(Loss) income from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries (2), (3)	(2,498)	(1,319)	(926)	(8,416)	297	(503)	(2,812)	(16,177)

Goodwill, net	13,131	3,851	49,889	1,148	18,212	—	—	86,231
Segment assets	37,144	10,867	83,674	9,102	37,648	5,989	1,534	185,958
Expenditures for property and equipment	326	98	820	562	156	36	57	2,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

	2004 (in thousands)
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$—	$247	$24,862	$19,324	$37,476	$14,846	$—	$96,755
Net service revenue from external customers	—	—	921	1,107	10,061	3,155	—	15,244
Intersegment net revenue- product	—	—	88	—	—	—	(88)	—
Total revenue	$—	$247	$25,871	$20,431	$47,537	$18,001	$(88)	$111,999

Depreciation and amortization (1)	$24	24	$742	$1,265	$222	$161	$148	$2,586
Interest and other income	—	15	112	41	138	164	1,426	1,896
Interest expense	(72)	(73)	(1,168)	(175)	(23)	(121)	(1,228)	(2,860)
(Loss) income from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries (2), (4)	(937)	(750)	(1,852)	(539)	670	(202)	(6,609)	(10,219)

Goodwill, net	—	—	44,524	5,458	18,212	—	—	68,194
Segment assets	85	198	76,130	16,549	36,247	8,096	2,889	140,188
Expenditures for property and equipment	16	16	264	320	296	27	387	1,326

(1)	Depreciation and amortization includes $1.6 million, $1.3 million, and $0.7 million included in cost of products sold in 2006, 2005 and 2004, respectively.
(2)
For Healthcare, amounts exclude expenses of approximately $0.9 million and $0.3 million in 2005 and 2004, respectively, primarily related to stock option expense, which were reflected as additional expense in the separate financial statements of VeriChip Corporation included in its Registration Statement on Form S-1 (333-130754). Certain stock options were granted to our employees and directors who are not also employees or directors of VeriChip. Thus, VeriChip was required to record compensation expense in connection with the options in its separate financial statements in accordance with FAS 123.

(3)
For Security and Industrial, amounts exclude expenses of approximately $0.5 million in 2005, primarily related to stock option expense, which will be reflected as additional expense in the separate financial statements of VeriChip Corporation included in its Registration Statement on Form S-1 (333-130754).

(4)
For Animal Applications, amounts exclude $1.2 million in losses on sales of Applied Digital’s stock that Digital Angel received from us under the terms of a share exchange agreement. This amount is recorded in Digital Angel’s separate financials statements but eliminated in consolidation of ours and Digital Angel’s results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

No single customer accounts for more than 10% of VeriChip’s revenues during the three years ended December 31, 2006.

For the years ended December 31, 2006 and 2005, Digital Angel had one customer, Schering Plough Animal Health, Inc., which accounted for 15% and 10% of its revenues, respectively. During 2004, Digital Angel’s top two customers accounted for 12.5% and 10.2% of its revenues.

Approximately $14.8 million, or 62.5%, $17.2 million, or 68.4%, and $41.4 million, or 87.3%, of our Advanced Technology segment’s revenues for 2006, 2005, and 2004, respectively, were generated by GTI. Approximately 99% of GTI’s revenues in each of the three years ended December 31, 2006, 2005 and 2004 were generated through sales to various agencies of the United States federal government. No other sales to an individual customer amounted to 10% or more of this segment’s revenues in 2006, 2005 and 2004.

During 2006, InfoTech’s two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 23% and 20% of its revenues, respectively. During 2005, InfoTech’s two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 30% and 22% of its revenues, respectively. During 2004, the InfoTech segment’s two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 18% and 12% of its revenues, respectively.

Goodwill by segment for the year ended December 31, 2006, was as follows (in thousands):

	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	Consolidated
Balance as of January 1, 2006	$13,131	$3,851	$49,458	$1,579	$18,212	$86,231
Goodwill acquired during the year	(789)	(168)	3,181	559	--	2,783
Goodwill impairment	--	--	--	--	(6,629)	(6,629)
Balance as of December 31, 2006	$12,342	$3,683	$52,639	$2,318	$11,583	$82,385

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United States	Canada	Europe	South America	Consolidated
2006
Net revenue	$74,013	$27,188	$20,791	$696	$122,688
Property and equipment, net	6,845	824	4,242	220	12,131

2005
Net revenue	$75,601	$15,801	$22,335	$--	$113,737
Property and equipment, net	6,538	758	3,824	--	11,120

2004
Net revenue	$93,321	$--	$18,678	$--	$111,999
Property and equipment, net	6,763	--	1,101	--	7,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

22. Related Party Transactions

The following related party transactions are eliminated in consolidation of ours and our subsidiaries results of operations.

Agreement between VeriChip and Digital Angel

VeriChip and Digital Angel executed a supply and development agreement dated March 4, 2002, the predecessor agreement. The supply and development agreement was amended on December 27, 2005. Under this agreement, Digital Angel is VeriChip’s sole supplier of human-implantable microchips.

VeriChip’s purchases of product under the supply and development agreement were approximately $0.4 million, $0.7 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The supply and development agreement with Digital Angel continues until March 2013, and, as long as VeriChip continues to meet minimum purchase requirements (the minimum purchase requirements were $0.0 million in 2006 and approximately $0.9 million in 2007), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for the VeriChip’s customers for a fee as provided. VeriChip does not currently utilize this service.

The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.

Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by us. This new agreement expires on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. See Note 18.

Transition Services Agreement

During the years ended December 31, 2005, 2004 and 2003, we provided certain general and administrative services to VeriChip including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are eliminated in consolidation of VeriChip's and our results, were determined based on VeriChip’s use of such services.

On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip's initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. The term of the amended and restated agreement will continue until such time as VeriChip requests that we cease performing the transition services, provided that we are not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by VeriChip that we cease to perform transition services, subject to certain notice provisions, the agreement may not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

terminated by either party except in the event of a material default in our delivery of the transition services or in VeriChip’s payment for those services. The services to be provided by us under the amended and restated transition services agreement are the same as those provided under the initial agreement. The estimated monthly charge for the fixed costs allocable to these services has been increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space.

The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of VeriChip’s executive officers and certain executive officers of ours. These executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by us for payment of such services to third parties. However, these costs may not necessarily be indicative of the costs which would be incurred by VeriChip as an independent stand alone entity.

The cost of these services to VeriChip was $0.8 million and $0.5 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Agreement with VeriChip

We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including interest accrued, into a $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

On October 6, 2006, we and VeriChip entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and changed the interest rate to a fixed rate of 12% per annum. Previously, VeriChip’s indebtedness to us bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. That amendment further provided that the loan matured in July 2008 but could be extended at our option through December 27, 2010.

On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that VeriChip may have incurred to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8, 2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of December 31, 2006 and February 28, 2007, approximately $13.6 million and $11.6 million was outstanding under the loan documents, as amended, respectively.

The loan is collateralized by interests in all property and assets of VeriChip, including the stock of VeriChip’s subsidiaries, but is not secured by any of the property or assets of VeriChip’s subsidiaries.

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

The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:

Legal Fees Paid to Akin Gump Strauss Hauer & Feld LLP

During the year ended December 31, 2006 and 2005, VeriChip incurred legal fees of $1.1 million and $0.1 million, respectively, to VeriChips’ legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, had been a member of VeriChip’s board of directors since July 2005, and, as a result of his directorship services, holds fully vested options to purchase 0.1 million shares of our common stock.  Effective March 8, 2007, Mr. Thompson resigned his directorship position with VeriChip.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

Share Exchange with the Former Shareholders of DSD Holdings

We and the former shareholders of DSD Holdings exchanged, per the terms of a share exchange agreement dated April 12, 2006, shares of our common stock for shares of Digital Angel’s common stock that the former shareholders of DSD Holdings received in connection with a buyout agreement between the former shareholders of DSD Holdings and Digital Angel. The share exchange agreement and the buyout agreement are more fully discussed in Note 3. One of the former shareholders of DSD Holdings, LANO Holdings Aps, is 100% owned by Lasse Nordfjeld, DSD Holding’s current chief executive officer.

DSD Holdings leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holding’s administrative and production operations. The lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD Holdings. DSD Holdings leases the building from LANO Holding ApS. LANO Holding Aps is 100% owned by Lasse Nordfjeld, DSD Holding’s CEO.

23. Exit and Disposal Activity

Closing of Vancouver, BC Operations

In November 2006, VeriChip combined its healthcare security operations into an existing facility located in Ottawa, Ontario, Canada to eliminate duplicative functions and, we believe, to improve operating efficiencies. The combination entailed the closing of operations in Vancouver, British Columbia. VeriChip expects to complete the combination in the first quarter of 2007. As a result of the combination, as of December 31, 2006, we have incurred charges of $0.9 million, resulting primarily from severance payments, fixed asset write-offs and Canadian tax assets allowances. As of December 31, 2006, approximately $0.3 million of these expenses were recorded as a liability. We expect to incur additional exit costs during the first quarter of 2007 of approximately $0.3 million, consisting of charges relating to termination benefits.

24. Notes Received for Stock Issuances

During the years ended December 31, 2006, 2005 and 2004, we (incurred) recovered approximately $(0.6) million, $(0.7) million and $.03 million, respectively, of charges related to changes in the valuation reserves and/or the foreclosure of certain notes received for stock issuances. The shares of our common stock that we had issued and that had been securing these notes, which were issued to certain of our current and former directors and officers, were restricted and such shares were retained by us upon the foreclosure of these loans. These shares have been retired.

25. Supplemental Cash Flow Information

The changes in operating assets and liabilities are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Decrease in accounts receivable and unbilled receivables	$(3,619)	$(4,205)	$(2,028)
Increase in inventories	1,709	(1,138)	1,723
(Increase) decrease in other current assets	—	(476)	717
Increase in other assets	1,609	—	(13)
Decrease in accounts payable, accrued expenses and other liabilities	(7,378)	(830)	(6,438)
	$(7,679)	$(6,649)	$(6,039)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

In the years ended December 31, 2006, 2005, and 2004, we had the following non-cash investing and financing activities (in thousands):

	2006	2005	2004

Issuance of shares, warrants, and options for business acquisition	$—	$12,652	$—
Issuance of shares for purchase of minority interest	907	—	—
Deferred offering costs	2,924	—	—
Issuance of shares under a share exchange agreement	973	3,500	—
Instantel deferred purchase price obligation	—	3,000	—
Issuance of warrants in connection with debt	1,525	—	—
Assets acquired for long-term debt and capital leases	606	647	—
Digital Angel issuance of preferred stock for business acquisition	—	—	8,300
Digital Angel conversion of debt into common stock	—	—	2,929

26. Summarized Quarterly Data (Unaudited) (in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006
Total revenue	$32,342	$29,936	$29,032	$31,378	$122,688
Gross profit	13,943	12,007	12,364	12,786	51,100
Loss from continuing operations attributable to common stockholders(1)(2)	(2,955)	(3,253)	(3,599)	(17,402)	(27,209)
Basic and diluted net loss per share from continuing operations (3)	$(0.04)	$(0.05)	$(0.05)	$(0.26)	$(0.40)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005
Total revenue	$21,938	$29,395	$27,805	$34,599	$113,737
Gross profit	8,199	11,799	11,534	13,293	44,825
Net (loss) income from continuing operations attributable to common stockholders(2)	1,613	(3,449)	(2,752)	(7,807)	(12,395)
Net income (loss) from discontinued operations	(4)	--	47	140	183
Basic and diluted net (loss) income per share from continuing operations (3)	$0.03	$(0.06)	$(0.04)	$(0.12)	$(0.20)
Basic and diluted net income (loss) per share from discontinued operations (3)	--	--	--	--	0.01

(1)
The significant increase in the fourth quarter loss, primarily relates to a goodwill impairment charge of $6.6 million related to our Advanced Technology segment’s GTI subsidiary and a $3.3 million payment due to our former chief executive officer.

(2)	The loss from continuing operations attributable to common stockholders for the second quarter of 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued

includes approximately $2.0 million of dividends and accretion of the beneficial conversion feature associated with our redeemable preferred stock. The income from continuing operations for the first quarter of 2005 includes a $2.3 million reduction in expense from the revaluation of debenture holders warrants settleable into shares of Digital Angel’s common stock owned by us, $0.5 million reduction of non-compensation expense related to re-priced options, and the recovery of approximately $0.5 million on a note receivable that we had previously reserved. The loss from continuing operations for the second quarter of 2005 includes $0.8 million of interest recovery as a result of the revaluation of debenture holder warrants settleable into shares of Digital Angel’s common stock owned by us. Also, included for the three-months ended June 30, 2005 was $0.5 million in legal settlement income, and $0.4 million of loss attributable to capital transactions of subsidiary. The loss from continuing operations for the third quarter of 2005 includes $0.7 million of income attributable to the reversal of certain liabilities of a business unit that we had closed during 2001. The loss from continuing operations for the fourth quarter of 2005 includes expense of $3.9 million, which is net of the effect of the minority owners’ interest, related to the impairment of OuterLink’s goodwill and intangible assets, and $0.9 million of expense related to compensation expense for options granted to consultants.

(3)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of period	Additions Charged to cost and expenses	Deductions	Balance at end of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:

Accounts receivable:
2006 Allowance for doubtful accounts	$838	$83	$22	$899
2005 Allowance for doubtful accounts	810	93	65	838
2004 Allowance for doubtful accounts	842	103	135	810

Inventory:
2006 Allowance for excess and obsolescence	$1,845	$211	$682	$1,374
2005 Allowance for excess and obsolescence	1,943	578	676	1,845
2004 Allowance for excess and obsolescence	1,859	150	66	1,943

Notes receivable:
2006 Allowance for doubtful accounts	$3,663	$--	$--	$3,663
2005 Allowance for doubtful accounts	3,663	--	--	3,663
2004 Allowance for doubtful accounts	3,709	69	115	3,663

Deferred Taxes:
2006 Valuation reserve	$110,419	$10,876	$--	$121,295
2005 Valuation reserve	100,140	10,419	140	110,419
2004 Valuation reserve	87,274	12,866	--	100,140