Form 10-K/A
period 2006-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2007-04-06
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 15, 2007 (the “Original Report”). This amendment replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the Form 10-K, updates certain sections of the Original Report, including Part II (Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 9B. Other Information) and Part IV (Item 15. Exhibits, Financial Statement Schedules), and corrects a typographical error in the Company's consolidated statement of operations for the fiscal year ended December 31, 2005.

Except for the corrections described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

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

Recent Sales of Unregistered Securities

None.

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

PERFORMANCE GRAPH

The following performance graph compares the changes from December 31, 2001 through December 31, 2006, in the cumulative total value of $100 hypothetically invested in each of (i) the Company's common stock, (ii) the Russell 2000 Stock Index, (iii) Nasdaq Stock Market® - U.S., and (iv) the AMEX - U.S.

Cumulative Total Return
Based on Investment of $100
December 31, 2001 - December 31, 2006

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

On April 5, 2007, we eliminated the Certificates of Designations of our Special Voting Preferred Stock, Class B Special Voting Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock by filing with the Secretary of State of the State of Missouri a Certificate of Elimination, a copy of which is attached as Exhibit 3.4 to this annual report. There were no shares outstanding in any of the four series that were being eliminated.

On April 2, 2007, the compensation committee of our board of directors approved the goals and compensation awards for 2007, under the Incentive and Recognition Policy (“IRP”). The IRP, which was initiated in 2004, is designed to strongly motivate senior management to achieve goals that, in the judgment of the compensation committee of our board, are important to our long-term success. Under the IRP, Michael E. Krawitz, our chief executive officer, and Lorraine Breece, our acting chief financial officer, are eligible to receive up to $1,175,000 and $475,000, respectively. Based on an assessment of the level of difficulty in achieving the factors considered in determining bonuses under the IRP, the expected bonus for Mr. Krawitz and Ms. Breece is $331,250 and $172,500, respectively. The eleven factors that will be considered in 2007 in determining senior executive bonuses are (in no order of importance and in no order of likelihood of success):

1.	Engaging in a strategic transaction to better our long-term profitability and value
2.	Earnings per share for the year and EBITDA for the year (i.e., earnings per share before interest, taxes, depreciation and amortization)
3.	Improved valuation in InfoTech during 2007
4.	Realization of profit from the pending USPS matter
5.	Continued 404 clean opinion
6.	Increased analyst coverage
7.	Audit committee assessment
8.	Excellent communication with shareholders through timely, accurate and quality reporting
9.	Debt reduction
10.	Thermo Life progress
11.	Improved value in, or valuable sale of, our investments in our subsidiaries

The IRP is included as Exhibit 10.112 to this annual report.

On April 2, 2007, the board of directors of VeriChip approved the 2007 VeriChip Corporation Executive Management Incentive Plan. The plan is designed to recognize and reward the contributions of

VeriChip’s management that result in the achievement of goals and objectives. The VeriChip officers eligible to participate are Scott R. Silverman, VeriChip's chairman of the board, chief executive officer and acting president, William J. Caragol, VeriChip's vice president and chief financial officer, and Michael Feder, VeriChip's senior vice president of implantable operations and strategic initiatives (collectively, the “Participants”). Under the plan, each Participant earns points for meeting or exceeding enumerated goals, such as revenue, total cash, price of common stock, strategic partnerships and distribution agreements and analyst coverage for common stock. Under the plan, Messrs. Silverman, Caragol and Feder may earn up to $1,550,000, $875,000 and $525,000, respectively. The 2007 VeriChip Corporation Executive Management Incentive Plan is filed as Exhibit 10.113 to this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, and their ages and positions, as of March 31, 2007, are set forth below:

Name	Age	Position

Scott R. Silverman	43	Chairman of the Board

J. Michael Norris (2)(3)	60	Director

Daniel E. Penni (1)(2)(3)(4)	59	Director

Dennis G. Rawan (2)(3)	63	Director

Constance K. Weaver (1)(3)(4)	54	Director

Michael E. Krawitz	37	Chief Executive Officer and President

Lorraine M. Breece	54	Senior Vice President, Acting Chief Financial Officer, Chief Accounting Officer, Assistant Secretary and Treasurer

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating committee
(4)	Member of the compliance and governance committee

Following is a summary of the background and business experience of our directors and executive officers as of March 31, 2007:

Scott R. Silverman: Mr. Silverman has served as our chairman of the board since March 2003. From March 2003 to December 2006, he served as our chief executive officer, and, from April 2005 to December 2006, he served as our acting president. From August 2001 to March 2002, he served as a special advisor to our board of directors, and from March 2002 to March 2003, he served as our president and as a member of our board of directors. From September 1999 to March 2002, Mr. Silverman operated his own private investment banking firm, and, from October 1996 to September 1999, he served in various capacities for us, including positions related to business development, corporate development and legal affairs. From July 1995 to September 1996, he served as president of ATI Communications, Inc., one of our subsidiaries. He began his career as an attorney specializing in commercial litigation and communications law at the law firm of Cooper Perskie in Atlantic City, New Jersey, and Philadelphia, Pennsylvania. Mr. Silverman is a graduate of the University of Pennsylvania and Villanova University School of Law. Mr. Silverman currently serves as the chairman of the board of directors of our majority-owned subsidiaries, VeriChip, Digital Angel and InfoTech.

J. Michael Norris: Mr. Norris was appointed a director on January 12, 2004, and serves as a member of the audit and nominating committees of our board of directors. Mr. Norris currently operates his own consulting firm. Previously, he served as the chairman and chief executive officer of Next Level Communications, which was engaged in the design and marketing of broadband communication equipment, before it was acquired by Motorola in the spring of 2003. Prior to joining Next Level Communications, Mr. Norris was a senior vice president and general manager of the Network Management Group, a group tasked with supporting market development efforts as a communication systems operator, where he was responsible for Motorola’s global Cellular Operating Joint Ventures, International Satellite Gateway Operations and Wireless Resale Operations for approximately 10 years. Mr. Norris holds a bachelor’s degree with a specialization in economics and a master’s degree with a specialization in finance, from Rollins College, Winter Park, Florida.

Daniel E. Penni: Mr. Penni has served as a director since March 1995, and is chairman of the compensation committee and serves as a member of the audit, nominating and compliance and governance committees of our board of directors. Presently, he is a principal with the Endowment for the 21st Century. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co. (NYSE:AJG), an insurance brokerage and risk management services firm, where he served in several positions, including most recently as an area executive vice president. He has worked in various sales and administrative roles in the insurance business since 1969. He also served as treasurer and chairman of the finance committee of the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston through June 2006. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College. Mr. Penni has been a member of the board of directors of VeriChip since June 2004, and serves as chairman of VeriChip’s compensation committee, and as a member of VeriChip's audit committee.

Dennis G. Rawan: Mr. Rawan was appointed a director effective December 10, 2002, and serves as chairman of the nominating committee and as chairman of the audit committee of our board of directors. Mr. Rawan was chief financial officer of Expo International, Inc. (“Expo”) from 1996 until his retirement in 2000. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant, or CPA, providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Mr. Rawan earned a bachelor of arts degree and a master of business administration degree from Northeastern University.

Constance K. Weaver: Ms. Weaver was elected a director in July 1998. She serves as a member of the compensation and nominating committees and as chairman of the compliance and governance committee of our board of directors. Since July 2005, Ms. Weaver has served as the executive vice president and chief marketing officer for BearingPoint, Inc., a management and technology consulting firm. From October 2002 to February 2005, Ms. Weaver served as executive vice president of Public Relations, Marketing Communications and Brand Management for AT&T Corporation, or AT&T, a major telecommunications provider. From 1996 to October 2002, Ms. Weaver served as vice president of Investor Relations and Financial Communications for AT&T. From 1995 through 1996, she served as senior director of Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995, she served as vice president of Investor Relations, and from 1991 to 1993 she was director of Investor Relations, for MCI Communications, Inc. She earned a bachelor of science degree from the University of Maryland in 1975 and has completed post-graduate financial management, marketing and strategic planning courses at The Wharton School of the University of Pennsylvania, Stanford University, Columbia University and Imede (Switzerland). Ms. Weaver has been a member of the board of directors of VeriChip since February 2005, and serves as chairman of VeriChip’s nominating and governance committee, and as a member of VeriChip’s audit committee.

Michael E. Krawitz: Mr. Krawitz was appointed our chief executive officer and president in December 2006. He had served as our assistant vice president and general counsel beginning in April 1999, and was appointed vice president and assistant secretary in December 1999, senior vice president in December 2000, secretary in March 2003, executive vice president in April 2003 and chief privacy officer in November 2004. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

Lorraine M. Breece: Ms. Breece was appointed our acting chief financial officer and treasurer in March 2007. She has served as our senior vice president since April 2006 and as assistant secretary since November 2006. She was appointed vice president in March 2004. In March 2001, she was named director of accounting and SEC reporting. She joined in April 2000 as our controller and chief accounting officer, and she continues to serve as our chief accounting officer. Prior to joining the Company, from 1991 to 1999, Ms. Breece served as director of finance and chief accounting officer of Nabi BioPharmaceuticals (NASDAQ:NABI). From 1984 to 1990, she served as corporate controller for Levitt Corporation (NYSE:LEV). Ms. Breece has over 20 years employment/consulting experience with public and private companies, including Trammell Crow Company (NYSE:TCC) and Office Depot (NYSE:OD). Ms. Breece began her career as an auditor with Coopers & Lybrand. She earned a bachelor of administration in accounting from Florida Atlantic University and is a CPA.

Directorships

Mr. Silverman serves as the chairman of the board of directors for each of our majority-owned subsidiaries: VeriChip (NASDAQ:CHIP), Digital Angel (AMEX:DOC) and InfoTech. (OTC:IFTH). Mr. Penni and Ms. Weaver serve as directors of VeriChip. No other executive officer or director holds directorships in any other company that has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Board Composition

Our board of directors currently consists of five members: Scott R. Silverman, J. Michael Norris, Daniel E. Penni, Dennis G. Rawan and Constance K. Weaver. Our board of directors has determined that four of our five directors are independent under the standards of the Nasdaq Capital Market.

Board Meetings and Committees

Our board of directors held eight meetings during 2006 and acted by unanimous written consent in lieu of a meeting five times, as permitted by the applicable state law. During 2006, all directors attended 75% or more of the meetings of the board of directors and committees to which they were assigned.

We have standing audit, compensation, nominating, and compliance and governance committees of our board of directors, each of which is more fully discussed below.

Audit Committee

Our audit committee is comprised of three members of the board of directors. Currently, the committee members are Dennis G. Rawan, Daniel E. Penni and J. Michael Norris. Our board of directors has determined that we have an audit committee financial expert. Mr. Rawan serves as the chairman of the committee, and has been designated as the audit committee financial expert as defined in the applicable SEC rules. The committee recommends for approval by our board of directors an independent registered public accounting firm to audit our consolidated financial statements for the fiscal year in which they are appointed and, also, to monitor the effectiveness of the audit effort, the internal and financial accounting organization and controls and financial reporting. The duties of the committee are also to oversee and evaluate the independent registered public accounting firm, to meet with the independent registered public accounting firm to review the scope and results of the audit, to approve non-audit services provided to us by our independent certified public accountants, and to consider various accounting and auditing matters related to our system of internal controls, financial management practices and other matters. The committee complies with the provisions of the Sarbanes-Oxley Act of 2002. All of the committee members are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as applicable, and as may be modified or supplemented and as defined by the Sarbanes-Oxley Act of 2002. The committee held four meetings during 2006.

Compensation Committee

Our compensation committee consists of Daniel E. Penni and Constance K. Weaver. Mr. Penni is chairman of the committee. The committee administers the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the 1999 Employees Stock

Purchase Plan, including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans, including the plans of our subsidiary, Thermo Life Energy Corp., or Thermo Life. We own 100% of the outstanding stock of Thermo Life. The committee also reviews and approves various other compensation policies and matters and reviews and approves salaries, bonuses, the IRP and other matters relating to our senior officers. The committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee’s contributions to our current and future success, as well as their salary level, in comparison to the market value of personnel with similar skills and responsibilities. The committee also looks at accomplishments, which are above and beyond management’s normal expectations for their positions. The committee held two meetings during 2006 and acted by unanimous written consent six times during 2006.

Nominating Committee

Our nominating committee was formed during May 2004 to consider and nominate candidates for election to our board of directors. The committee consists of Dennis G. Rawan, who serves as its chairman, Daniel E. Penni, J. Michael Norris and Constance K. Weaver, all of whom are independent members of our board of directors. The committee met once during 2006.

Compliance and Governance Committee

Our compliance and governance committee was formed to ensure that we and our employees maintain the highest standards of compliance with both external and internal rules, regulations and good practices. The committee consists of Constance K. Weaver, who serves as its chairman, and Daniel E. Penni. The committee met once during 2006.

Executive Sessions of the Board

In 2003, our board of directors adopted a formal policy of meeting in executive session, with only independent directors being present, on a regular basis and at least two times each year. The board of directors met in executive session four times during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2006, with the exception of three Form 4s filed on April 26, 2006 for Mr. Krawitz, Mr. Penni and Ms. Weaver. These Form 4s were filed to report the extension of certain stock option grants.

Code of Conduct and Corporate Ethics General Policy Statement

Our board of directors has approved, and we have adopted, a Code of Conduct and Corporate Ethics General Policy Statement, or the Code of Conduct, which applies to all of our directors, officers and employees. Our board of directors has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer, chief financial officer, and controller. The Code of Conduct and the Code for SFO are available, without charge, upon written request to Applied Digital Solutions, Inc., Attention: Secretary, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. The audit committee of our board of directors is responsible for overseeing the Code of Conduct. The audit committee and the compliance and governance committee are responsible for overseeing the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct, and our board of directors must approve any waivers of the Code for SFO.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The compensation committee has reviewed and discussed with management the contents of the Compensation Discussion and Analysis set forth below. Based on its review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2006.

THE COMPENSATION COMMITTEE
Daniel E. Penni (Chair)
Constance K. Weaver

Compensation Discussion and Analysis

General

Our executive compensation programs are designed to enable us to attract, retain and motivate our executives and those of our subsidiaries. Our general compensation philosophy is that total cash compensation should vary with our performance in attaining financial and non-financial objectives and that any long-term incentive compensation should be closely aligned with the interests of shareholders. Total 2006 cash compensation for our executive officers includes a base salary and a cash bonus based on the achievement of certain financial and non-financial goals and the profitability of our individual subsidiaries. Long-term incentive compensation is realized through the granting of stock options.

In setting the base salary and individual bonuses for executives, the compensation committee reviews information relating to executive compensation of U.S. based companies that are of approximately the same size and in the same or similar industry as we are. While there is no specific formula that is used to set compensation in relation to this market data, executive officer base salary and individual bonuses are generally set around the median salaries for comparable jobs in the market place. However, when specific financial and non-financial goals are met, upon the approval of the compensation committee, additional compensation in the form of either cash compensation or long-term incentive compensation may be paid to our executive officers. Therefore, such additional compensation may not be comparable to compensation paid by companies of comparable size in the same or similar industry.

The foregoing information is intended to provide context for the discussion that follows regarding our existing compensation arrangements with those persons who served as our executive officers for all or part of 2006.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation we have historically paid to our executive officers has consisted of:

•	base salary;

•	cash incentive compensation under the terms of individual incentive and recognition policies established for our executive officers; and

•	equity compensation, generally in the form of grants of stock options.

Our chief executive officer has historically played a significant role in the determination of the amounts of base salary and other forms of cash and equity-based compensation to be paid other members of senior management. We expect that the compensation committee of our board of directors will continue to solicit input from our chief executive officer with respect to compensation decisions affecting other members of senior management.

Allocation of Compensation Among Principal Components

The compensation committee of our board of directors has established policies with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the compensation committee believes that a greater percentage of the compensation of the most senior members of our management should be performance-based. The compensation committee endeavors to implement policies designed to attract, retain and motivate individuals with the skills and experience necessary for us to achieve our business objectives. These policies also serve to link pay with measurable performance, which, in turn, helps to align the interests of our executive officers with our stockholders.

Base Salary

Chief Executive Office and President

We appointed Michael E. Krawitz as our chief executive officer and president on December 2, 2006. Mr. Krawitz joined us in 1999 and previously served as our executive vice president, general counsel and secretary. On December 6, 2006, in connection with Mr. Krawitz’s appointment as chief executive officer and president, we and Mr. Krawitz entered into the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement, or the ADS/Krawitz Employment Agreement. The ADS/Krawitz Employment Agreement commenced on December 6, 2006. It provides for an annual base salary of $350,000 and discretionary increases, a discretionary bonus and fringe benefits. Mr. Krawitz’s base salary before becoming chief executive officer was $199,800.

Former Chief Executive Officer and Current Chairman of the Board

Scott R . Silverman became our chief executive officer on April 8, 2004, and we entered into an employment agreement with Mr. Silverman, which agreement became retroactively effective on January 1, 2004. The employment agreement provided for a base salary of approximately $330,000 with minimum annual increases of 10% of the base salary, a discretionary bonus and other fringe benefits. In 2006, Mr. Silverman’s annual base salary was $399,300, of which he received $377,799 prior to his resignation.

Former Chief Financial Officer, Senior Vice President and Treasurer

Evan McKeown joined us in 2001 and became our chief financial officer in 2002. In 2006, his annual base salary was $183,600. Effective March 1, 2007, Mr. McKeown no longer served as our chief financial officer, and effective March 9, 2007, we terminated Mr. McKeown’s employment. We did not have an employment agreement with Mr. McKeown.

Senior Vice President, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary

On March 1, 2007, our board of directors appointed Lorraine M. Breece as our senior vice president, acting chief financial officer, treasurer and assistant secretary to replace Evan C. McKeown. Ms. Breece previously served as our senior vice president and chief accounting officer. In 2006, Ms. Breece’s base salary was $150,000. We do not have an employment agreement with Ms. Breece.

Compensation under the Incentive and Recognition Policy

Effective beginning with the year ended December 31, 2004, our board of directors authorized and adopted an Incentive and Recognition Policy, or IRP. The IRP is designed to strongly motivate senior management to achieve goals that, in the judgment of the compensation committee, are important to our long-term success. For 2005, under the IRP, cash bonuses were paid to our named executive officers based upon the achievement of certain goals, including the attainment of certain levels of revenue from VeriChip and the filing of VeriChip’s registration statement in December 2005 in connection with its initial public offering.

The IRP for fiscal year 2006 provided our senior management with the opportunity to receive incentive compensation in connection with the attainment of financial and other corporate performance objectives, as well as individual performance objectives, set forth in the plans. Our compensation committee sets those performance objectives, with the participation and input of our chief executive officer and other members of senior management. The IRP reflects common corporate performance objectives intended to encourage senior management unity. In setting the performance objectives, our compensation committee includes performance objectives that are viewed as reasonably achievable and others that are viewed as more of a challenge to achieve. The intent is to provide a balance between the two to ensure that our executive officers maintain their level of motivation throughout the year.

On March 10, 2006, the compensation committee of our board of directors approved the goals and compensation awards for 2006, under the IRP, for Messrs. Silverman, Krawitz, McKeown and Ms. Breece, who in 2006 were eligible to receive up to $1,550,000, $700,000, $600,000 and $239,400, respectively.

The ten factors that were considered in 2006 in determining senior executive incentive compensation were (in no order of importance and in no order of likelihood of success):

1.	Earnings per share for the year
2.	EBITDA for the year (i.e., earnings per share before interest, taxes, depreciation and amortization)
3.	Improved valuation in InfoTech during 2006
4.	Realization of profit from the pending USPS matter
5.	Continued 404 clean opinion
6.	Increased analyst coverage
7.	Audit committee assessment
8.	Thermo Life progress
9.	Improved value in, or valuable sale of, our investment in Digital Angel
10.	Valuable VeriChip transaction or license resulting in significant revenue

In addition, Mr. Breece’s goals for 2006, among others, included ensuring the adequacy of internal and disclosure controls and quality, timely external reporting.

Our board of directors determined to fix the 2006 bonus payments for two participants, Mr. Silverman and Mr. Krawitz, to resolve and clarify any outstanding compensation issues, given the wide range of potential incentive compensation under the IRP and the timing of VeriChip’s initial public offering and how that may have affected such range. Accordingly, Mr. Silverman’s and Mr. Krawitz’s bonus for 2006 were fixed at $900,000 and $350,000, respectively. The incentive compensation paid to Mr. McKeown and Ms. Breece, of $125,000 and $54,000, respectively, were determined and paid in accordance with the terms of the IRP.

For additional information regarding specific performance objectives for 2006 under the IRP, see “Item 11. Executive Compensation - Our 2006 Incentive and Recognition Policies.”

On April 2, 2007, the compensation committee of our board of directors approved the goals and compensation awards for 2007, under the IRP. In 2007, Mr. Krawitz and Ms. Breece are eligible to receive up to $1,175,000 and $475,000, respectively. Based on an assessment of the level of difficulty in achieving the factors considered in determining incentive compensation under the IRP, the expected incentive compensation for Mr. Krawitz and Ms. Breece is $331,250 and $172,500, respectively. The eleven factors that will be considered in 2007 in determining senior executive incentive compensation are (in no order of importance and in no order of likelihood of success):

1.	Engaging in a strategic transaction to better our long-term profitability and value
2.	Earnings per share for the year and EBITDA for the year (i.e., earnings per share before interest, taxes, depreciation and amortization)
3.	Improved valuation in InfoTech during 2007
4.	Realization of profit from the pending USPS matter
5.	Continued 404 clean opinion
6.	Increased analyst coverage
7.	Audit committee assessment
8.	Excellent communication with shareholders through timely, accurate and quality reporting
9.	Debt reduction
10.	Thermo Life progress
11.	Improved value in, or valuable sale of, our investments in our subsidiaries

Our compensation committee has not considered whether it would adjust or attempt to recover incentive compensation paid to any or all of our executive officers if the relevant performance objectives upon which such compensation were based were to be restated or otherwise adjusted in a manner that would have the effect of reducing the amounts payable or paid. However, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if we were required to restate our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, as a result of misconduct, our chief executive officer and chief financial officer are legally required to reimburse us for any bonus or other incentive-based or equity-based compensation he, she or they receive from us during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission of the financial document embodying such financial reporting requirement, as well as any profits they realize from the sale of our securities during this 12-month period.

Non-Performance Based Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers. Bonuses awarded, as discussed above, are usually in the form of compensation for the achievement of certain performance objectives. However, in December 2006, our board of directors determined to fix the amounts payable to Messrs. Krawitz and Silverman under our 2006 IRP to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy and the timing of VeriChip's initial public offering and how that would affect such range. Accordingly, we fixed Messrs. Silverman’s and Krawitz’s bonuses for 2006 at $900,000 and $350,000, respectively. These amounts are categorized as a bonus instead of as non-equity incentive compensation under the IRP because the amounts paid were not determined solely by reference to the performance objectives set forth in the IRP. In addition, Mr. Krawitz and Ms. Breece received $10,000 and $6,800, respectively, as a bonus in connection with VeriChip’s initial public offering.

Equity Compensation

Our board of directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our executive officers, and to encourage their ownership of an equity interest in us. Through April 2, 2007, such grants have consisted, with several exceptions, of stock options - specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. One exception is the grant of 100,000 shares of our common stock, under an applicable stock incentive plan previously approved by our shareholders, to Mr. Krawitz in connection with his appointment as our chief executive officer and president under the ADS/Krawitz Employment Agreement. Fifty thousand of the shares vested immediately and 50,000 of the shares are restricted and subject to substantial risk of forfeiture if the ADS/Krawitz Employment Agreement is terminated by Mr. Krawitz, or terminated by us for cause, as defined in the agreement, on or before December 31, 2008. In 2006, no stock options exercisable into shares of our common stock were granted to Messrs. Silverman, Krawitz, McKeown or Ms. Breece.

All grants of options to our executive officers, as well as to our directors, have been granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, as determined by our board of directors. All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our executive officers and directors using the intrinsic value method under APB No. 25 and FIN 44. Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our directors, employees, consultants and others when the exercise price of such stock options equaled or exceeded the fair value of the underlying stock on the dates of grant. Changes in the exercise prices of previously issued stock options and other modifications were treated under variable accounting in accordance with APB No. 25 and FIN 44. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2006, our compensation committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of FAS 123R, took a more deliberate approach to the granting of awards of stock options.

We structure cash incentive compensation so that it is taxable to our executive officers at the time it becomes available to them. We currently intend that all cash compensation we pay will be tax deductible.

However, with respect to equity-based awards, while any gain recognized by our executive officers and other employees from non-qualified stock options should be deductible, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee. In addition, our grant of shares of restricted stock or restricted stock units that are not subject to performance vesting provisions may not be fully deductible by us at the time the grant is otherwise taxable to the grantee.

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates, and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. It is possible that we will establish programs or policies regarding the timing of equity-based awards in the future. Authority to make equity-based awards to executive officers rests with our compensation committee, which considers the recommendations of the our chief executive officer and other executive officers. As a Nasdaq-listed company, we are subject to Nasdaq listing standards that, in general, require stockholder approval of equity-based plans.

Severance and Change in Control Payments

Our board of directors believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. Our board also believes it prudent that we should disentangle ourselves from employees whose employment terminates as soon as practicable. Our historical practice for U.S. employees has been to make the termination of an employee effective immediately upon the communication of the termination rather than at the expiration of any required advance notice period. In such situations, we have continued to pay, on a post-termination basis, base salary compensation to the terminated employee under his or her employment agreement, if any, for the specified advance notice period.

In May 2004, we entered into an executive management change in control plan with certain of our executive officers. The plan provided for the payment of one half to up to three times the then current base salary and average annual bonuses paid to the officers, as well as the continued payment of any leased vehicles used by the executives. In addition, any outstanding stock options held by the executive officers as of the date of the change of control became vested and exercisable as of such date, or in the case of an acquisition of all of our common stock, such options vested prior to such closing and remained exercisable during the remaining life of the option. All severance and change of control payments made in connection with the change in control plan could have been paid in shares of our common stock, subject to necessary approvals, or in cash at the executives’ option. As of March 9, 2007, this plan is no longer in effect.

We have also established a severance policy for our named executive officers (excluding Scott R. Silverman and Michael E. Krawitz) and certain other officers under which, if we terminate such an employee without cause, as defined, or the employee resigns with good reason, the employee will receive severance payments. Under the policy, senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at the time of the termination. The severance amount is reduced by half if the employee has been in our employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with us or if the employee breaches a duty of confidentiality.

In connection with the execution of the ADS/Krawitz Employment Agreement on December 6, 2006, we and Mr. Krawitz mutually agreed to terminate Mr. Krawitz’s rights under the provisions of the executive management change in control plan approved by our board of directors in May 2004, and under our severance policy.

On December 5, 2006, we entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman to (i) induce Mr. Silverman to assume the chief executive officer position at VeriChip, (ii) to allow us the option (subject to any necessary approvals) to issue certain incentive payments to Mr. Silverman in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the employment agreement between Mr. Silverman and us dated April 8, 2004. Our board of directors determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman primarily to motivate him to accept the position as VeriChip’s chief executive officer and to maintain his status on our, Digital Angel’s, VeriChip’s and InfoTech's boards of directors and to motivate him to improve the value of VeriChip.

Per the terms of the December 5, 2006 Agreement, in consideration for Mr. Silverman waiving all of his rights pursuant to Mr. Silverman’s employment agreement dated April 8, 2004 and as incentive to accept the position of chief executive officer at VeriChip, Mr. Silverman shall receive $3.3 million in cash or stock. Our board of directors determined that $3.3 million was an appropriate amount because a reassignment to be the chief executive officer of VeriChip may have allowed Mr. Silverman to terminate his employment with us and be paid a significant severance payment under the terms of his employment agreement.

On March 14, 2007, we made a partial payment to Mr. Silverman in the form of 503,768 shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, as partial payment in connection with our obligations to Mr. Silverman under the December 5, 2006 Agreement.  These shares were issued under a letter agreement between Mr. Silverman and us dated March 14, 2007.  The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 Agreement, including our election to satisfy a portion of our obligation by issuing the 503,768 shares with a value as of March 14, 2007 of $735,501 and a cash payment of $264,499.  These shares were issued to Mr. Silverman outright with no risk of forfeiture.  Per the terms of the letter agreement, Mr. Silverman further agreed that he will not require us to make the remaining portion of the payment due to him under the December 5, 2006 Agreement of $2.3 million until the earlier of April 1, 2008 or the receipt of funds by us in excess of $4.0 million in a single transaction resulting from (i) the issuance of our equity; or (ii) the sale of one of our assets, including the shares of Digital Angel or VeriChip common stock that we own.

For additional information regarding the termination provisions of Mr. Krawitz’s and Silverman’s employment agreements, as well as change in control compensation under the executive management change in control plan, see “Item 11. Executive Compensation - Potential Payments Upon Termination or Change in Control.”

Other Benefits

We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. Messrs. Silverman, Krawitz and Ms. Breece are also provided with individual term life insurance policies. We do not currently provide a matching contribution under our 401(k) plan, nor do we offer retirement benefits.

Perquisites

Our board of directors annually reviews the perquisites that members of senior management receive. With the exception of the perquisites received by Messrs. Silverman, Krawitz and McKeown the cost to us of such perquisites is minimal. In 2006, Mr. Krawitz received $20,000, representing non-allocable expenses, and an automobile allowance and related insurance and maintenance expenses, personal cellular telephone usage and personal home office telephone and internet service. Mr. McKeown received an automobile allowance and related insurance, maintenance and gasoline expenses, personal cellular telephone usage, personal home office telephone and internet service and publications. Under Mr. Silverman’s employment agreement with us, in 2006, we paid to Mr. Silverman $45,000, representing non-allocable expenses for two automobiles. Among the specific perquisites that Mr. Silverman received in 2006 were:

•	an automobile allowance for two automobiles and related insurance, maintenance and gasoline expenses; and

•
tickets to sporting events primarily provided for business entertainment purposes and related food and beverages, a club membership, personal cellular telephone usage, personal home telephone and internet service, and home security monitoring service.

Board Process

On at least an annual basis, the compensation committee of our board of directors approves all compensation and awards to our chief executive officer and president and our chief financial officer. With respect to equity compensation awarded to other employees, the compensation committee grants stock options, generally based on the recommendation of our chief executive officer.

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2006 by:

•	each person who served as our chief executive officer in 2006;
•	each person who served as our chief financial officer in 2006; and
•
our most highly compensated executive officer, other than our chief executive officer and our chief financial officer, who was serving as an executive officer at the end of 2006 and, at that time, was our only other executive officer.

 We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael E. Krawitz(2)	2006	207,227	360,000	(3)	104,344	(4)	—	—	—	36,042	(5)	707,613
Chief Executive Officer and President

Scott R. Silverman(6)	2006	377,799	900,000	(7)	—		—	—	—	3,403,016	(8)	4,680,815
Chairman of the Board and Former Chief Executive Officer

Evan C. McKeown(9)	2006	183,600	—		—		—	125,000	—	26,759	(10)	335,359
Former Chief Financial Officer, Senior Vice President and Treasurer

Lorraine M. Breece(11)	2006	150,000	6,800	(12)	—		—	54,000	—	690	(13)	211,490
Senior Vice President, Acting Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary

(1)
The amounts shown in this column were paid under the terms of incentive and recognition policies for fiscal year 2006, which were entered into with each of our named executive officers for the achievement of specified performance objectives. For a description of the material terms of each of these policies, see the discussion under “Our 2006 Incentive and Recognition Policies.” Under prior rules of the Securities and Exchange Commission, payments under non-equity compensation plans were reported under the “Bonus” column.

(2)	Mr. Krawitz became our chief executive officer and president effective December 2, 2006. Prior to that, he served as our executive vice president, general counsel, chief privacy officer and secretary.
(3)
In December 2006, our board of directors determined to fix the amount payable to Mr. Krawitz under our 2006 incentive and recognition policy in order to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy and the timing of VeriChip Corporation's initial public offering and how that would affect such range. Accordingly, we fixed Mr. Krawitz’s bonus for 2006 at $350,000. The amount is shown in the “Bonus” column instead of the “Non-Equity Incentive Compensation Plan” column as the amount paid was not determined solely by reference to the performance objectives set forth in the policy. In addition, we awarded Mr. Krawitz $10,000, as a bonus in connection with VeriChip’s initial public offering.

(4)
Upon the execution of his employment and non-compete agreement with us, Mr. Krawitz was issued 50,000 shares of our common stock, which vested immediately. At the same time, he was issued 50,000 restricted shares of our common stock. The restricted shares are subject to forfeiture in the event Mr. Krawitz resigns or is terminated for cause on or before December 31, 2008. The dollar amount of this award reflected in the table represents the amount recognized in 2006 for financial statement reporting purposes in accordance with FAS 123R. We determined the value of the stock to be $202,000 based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. Therefore, we recorded compensation expense of approximately $104,344 in 2006 associated with the stock award. The grant date fair value of the award is reflected in the Grants of Plan-Based Awards Table below.

(5)
The amount shown includes (i) amounts in respect of perquisites and other personal benefits aggregating $35,772 and (ii) $270 in respect of group term life insurance provided to Mr. Krawitz. The perquisites and other personal benefits were as follows:

Nature of Expense	Amount of Expense
Expense allowance	$20,000
Automobile allowance and related insurance and maintenance expenses	$15,336
Other*	$436
Total	$35,772

*	Personal cellular telephone usage and personal home office telephone and internet service.

We aggregated the total amount of the lease payments and insurance and maintenance expenses relating to the automobile used by Mr. Krawitz to compute the aggregate incremental cost associated with this perquisite.

(6)	Mr. Silverman resigned as our chief executive officer effective December 2, 2006.
(7)
In December 2006, our board of directors determined to fix the amount payable to Mr. Silverman under our 2006 incentive and recognition policy in order to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy and the timing of VeriChip's initial public offering and how that would affect such range. Accordingly, we fixed Mr. Silverman’s bonus for 2006 at $900,000. The amount is shown in the “Bonus” column instead of the “Non-Equity Incentive Compensation Plan” column as the amount paid was not determined solely by reference to the performance objectives set forth in the policy.

(8)
The amount shown includes (i) $3.3 million owed to Mr. Silverman under an agreement we entered into with Mr. Silverman dated December 5, 2006, in connection with his agreeing to waive all of his rights under his employment and non-compete agreement with us, (ii) amounts in respect of perquisites and other personal benefits aggregating $102,716, and (iii) $300 in respect of group term life insurance provided to Mr. Silverman. The perquisites and other personal benefits were as follows:

Nature of Expense	Amount of Expense
Expense allowance	$45,000
Automobile allowance for two automobiles and related insurance, maintenance and gasoline expenses	$32,235
Other*	$25,481
Total	$102,716

*
Tickets to sporting events primarily provided for business entertainment purposes and related food and beverages, a club membership, personal cellular telephone usage, personal home office telephone and internet service, and home security monitoring service.

We aggregated the total amount of the lease payments and insurance, maintenance, and gasoline expenses relating to the two automobiles used by Mr. Silverman to compute the aggregate incremental cost associated with this perquisite.

In connection with Mr. Silverman’s agreeing to step down from his position as our chief executive officer and to induce him to waive all of his rights under his employment agreement with us, we entered into an agreement with Mr. Silverman, dated December 5, 2006, under which Mr. Silverman is to receive $3.3 million. The payment is to be made in cash. In lieu of cash, we may, in our sole discretion, elect to transfer to Mr. Silverman shares of our common stock that have a value of $3.3 million. For more information regarding the terms of Mr. Silverman’s agreements with us, see “Executive Employment Arrangements - Scott R. Silverman” below.

(9)	Effective March 1, 2007, Mr. McKeown no longer served as our chief financial officer, and effective March 9, 2007, we terminated Mr. McKeown's employment.

(10)	The amount shown includes amounts in respect of perquisites and other personal benefits aggregating $26,759, as follows:

Nature of Expense	Amount of Expense
Automobile allowance for one automobile and related insurance, maintenance and gasoline expenses	$26,304
Other*	$455
Total	$26,759

*	Personal cellular telephone usage, personal home office telephone and internet service, and publications.

We aggregated the total amount of the lease payments and insurance, maintenance, and gasoline expenses relating to the one automobile used by Mr. McKeown to compute the aggregate incremental cost associated with this perquisite.

(11)
On March 1, 2007, we appointed Ms. Breece as our senior vice president, acting chief financial officer, chief accounting officer, and assistant secretary. On March 9, 2007, she was also appointed treasurer.

(12)	We awarded Ms. Breece $6,800, as a bonus in connection with VeriChip’s initial public offering.
(13)	This amount represents the cost of group term life insurance we maintain on behalf of Ms. Breece.

2006 Grants Of Plan-Based Awards

Set forth in the table below is information regarding:

•	cash amounts that could have been received in 2006 by our named executive officers under the terms of the 2006 incentive and recognition policy; and
•	an award of 50,000 shares of our common stock that vested immediately, as well as 50,000 restricted shares of our common stock, to Mr. Krawitz in December 2006.

These represent all of the grants of awards to our named executive officers under any plan during or with respect to 2006.

2006 Grants of Plan-Based Awards

			Estimated Future Payouts			All
			Under Non-Equity Plan			Other
			Awards			Stock		All Other
						Awards:		Option			Closing		Grant
						Number		Awards:		Exercise	Market		Date Fair
		Date of				of		Number of		or Base	Price		Value of
		Board or				Shares		Securities		Price of	on		Stock and
		Compensation				of Stock		Underlying		Option	Grant		Option
	Grant	Committee	Threshold	Target	Maximum	or Units		Options		Awards	Date		Awards
Name	Date	Action	($)(1)	($)(1)	($)(1)	(#)		(#)		($/Sh)	($/Sh)		($)
Michael E. Krawitz	12/6/2006	11/29/2006	—	$700,000	$700,000	100,000	(2)	—		—	$2.02		$202,000	(3)

Scott R. Silverman	—	—	—	$1,550,000	$1,550,000	—		—		—	—		—
Applied Digital Solutions, Inc.

Digital Angel Corporation	6/14/2006	6/14/2006	—	—	—	—		400,000	(4)	$3.26	$3.26		$49,080

VeriChip Corporation	12/5/2006	12/2/2006	—	—	—	500,000	(5)	—		—	9.00	(6)	$4,500,000	(6)

InfoTech USA, Inc.	1/17/2006	1/17/2006	—	—	—	100,000	(7)	—		—	0.5		$50,000	(8)

Evan C. McKeown			—	$600,000	$600,000	—		—		—			—

Lorraine M. Breece			—	$171,000	$239,400	—		—		—			—

________
(1)
Our non-equity incentive plans, under which our named executive officers have been, or may have been, paid incentive compensation, in cash, with respect to fiscal year 2006, consist of incentive and recognition policies tailored for each of Messrs. Krawitz, Silverman, McKeown and Ms. Breece. The terms of the incentive and recognition policies with respect to 2006, to which each of Messrs. Krawitz, Silverman, McKeown and Ms. Breece are parties, provide for target/maximum amounts of incentive compensation based upon the achievement of specified performance objectives. The amounts listed in the “Target” column represent the amount of incentive compensation that could have been earned by our named executive officers under their respective incentive and recognition policies for 2006, based on their achievement of all specified performance objectives (as discussed below). The amount listed in the “Maximum” column reflects the fact that Ms. Breece's incentive and recognition policy for 2006 provides that her incentive compensation may be increased by (i) 20% for other factors, as determined by Messrs. Silverman, Krawitz and McKeown, and (ii) an additional 20% for overall financial performance. None of the incentive and recognition policies for 2006 provide for a guaranteed minimum amount of incentive compensation; therefore, no amounts are listed in the “Threshold” column.

(2)
On December 6, 2006, upon the execution of his employment and non-compete agreement with us, Mr. Krawitz received an award of 50,000 shares of our common stock, which vested immediately. At the same, he also received an award of 50,000 restricted shares of our common stock. The restricted shares are subject to forfeiture in the event Mr. Krawitz resigns or is terminated for cause on or before December 31, 2008. All of these shares were issued under our 2003 Flexible Stock Plan.

(3)	This amount has been determined in accordance with FAS 123R based on the fair value of our common stock as of the grant date of $2.02 per share.
(4)
These options, granted by Digital Angel to Mr. Silverman, vest over a nine-year period: options exercisable for 40,000 shares of Digital Angel common stock vest each year beginning on June 14, 2007 and ending June 14, 2014, with options exercisable for the remaining 80,000 shares of Digital Angel common stock vesting on June 14, 2015.

(5)	This restricted stock award, granted by VeriChip Corporation to Mr. Silverman, vests on December 31, 2008.
(6)
This amount is based on an estimated $9.00 per share fair market value of VeriChip's common stock on December 31, 2006, as determined by VeriChip's board of directors and management in accordance with FAS 123R.

(7)
This restricted stock award, granted by InfoTech to Mr. Silverman, vests over a two-year period: 50,000 shares vested on January 17, 2007, and 50,000 shares will vest on January 17, 2008. However, as of December 31, 2006, all such shares had not yet vested.

(8)	This amount has been determined in accordance with FAS 123R based on the fair value of InfoTech’s common stock as of the grant date of $0.50 per share.

Our 2006 Incentive and Recognition Policies

In 2006, each of Messrs. Krawitz, Silverman, McKeown and Ms. Breece were eligible to receive cash incentive compensation upon the attainment of specific performance objectives, as set forth in their individually tailored 2006 incentive and recognition policies. The target amounts of incentive compensation specified for each of these individuals in 2006 are as follows:

Name	Target Amount of Incentive Compensation ($)
Michael E. Krawitz	$700,000
Scott R. Silverman	$1,550,000
Evan C. McKeown	$600,000
Lorraine M. Breece	$171,000

The tables below set forth, for each of Messrs. Krawitz, Silverman, McKeown and Ms. Breece:

•	The performance objectives applicable to his or her incentive and recognition policy for 2006; and

•	The weighting of such performance objectives, stated as a dollar amount.

Following each table is a narrative discussion of the amounts paid for the attainment of such performance objectives, including a discussion of whether performance objectives were achieved, where applicable.

Michael E. Krawitz

Performance Objective	Weighting
Earnings per share for the year	$150,000
EBITDA for the year (i.e., earnings per share before interest, taxes, depreciation and amortization)	$50,000
Improved valuation in InfoTech during 2006	$50,000
Realization of profit from the pending USPS matter	$100,000
Continued 404 clean opinion	$25,000
Improved value in, or valuable sale, of our investment in Digital Angel	$150,000
Valuable VeriChip transaction or license agreement resulting in significant revenue	$175,000

In connection with Mr. Silverman's resignation as our chief executive officer and acting president in order to assume the role of chief executive officer of VeriChip Corporation, and Mr. Krawitz's appointment as our chief executive officer and president, our board of directors determined that it would be appropriate to fix Mr. Krawitz's 2006 incentive compensation, in order to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy, the timing of VeriChip Corporation's initial public offering, and the offering's effect on the incentive compensation range. Therefore, on December 4, 2006, our compensation committee authorized a payment of $350,000 to satisfy, in full, any compensation due Mr. Krawitz under his 2006 incentive and recognition policy. This amount has been reflected as the amount earned by Mr. Krawitz in the “Bonus” column, instead of the “Non-Equity Incentive Compensation Plan” column, of the Summary Compensation Table, because the amount paid was not determined by reference to the performance objectives outlined above.

Scott R. Silverman

Performance Objective	Weighting
Earnings per share for the year	$250,000
EBITDA for the year (i.e., earnings per share before interest, taxes, depreciation and amortization)	$200,000
Improved valuation in InfoTech during 2006	$200,000
Realization of profit from the pending USPS matter	$150,000
Continued 404 clean opinion	$50,000
Audit Committee assessment	—
Increased analyst coverage	$100,000
Thermo Life progress	$100,000
Improved value in, or valuable sale of, our investment in Digital Angel	$250,000
Valuable VeriChip transaction or license agreement resulting in significant revenue	$250,000

In connection with Mr. Silverman's resignation as our chief executive officer and acting president in order to assume the role of chief executive officer of VeriChip Corporation, and Mr. Krawitz's appointment as our chief executive officer and president, our board of directors determined that it would be appropriate to compromise and fix Mr. Silverman's 2006 incentive compensation, in order to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy, the timing of VeriChip Corporation's initial public offering, and the offering's effect on the incentive compensation range. Therefore, on December 4, 2006, our compensation committee authorized a payment of $900,000 to satisfy, in full, any compensation due Mr. Silverman under his 2006 incentive and recognition policy. This amount has been reflected as the amount earned by Mr. Silverman in the “Bonus” column, instead of the “Non-Equity Incentive Plan Compensation” column, of the Summary Compensation Table, because the amount paid was not determined by reference to the performance objectives outlined above.

Evan C. McKeown

Performance Objective	Weighting
Earnings per share for the year(1)	$150,000
EBITDA for the year (i.e. earnings per share before interest, taxes, depreciation and amortization) (1)	$100,000
Continued 404 clean opinion(2)	$50,000
Audit Committee assessment(3)	$150,000
Increased analyst coverage(1)	$50,000
Improved value in, or valuable sale of, our investment in Digital Angel(1)	$50,000
Valuable VeriChip transaction or license agreement resulting in significant revenue(3)	$50,000

(1) Mr. McKeown did not achieve these objectives.
(2) Mr. McKeown achieved this objective.
(3) Mr. McKeown achieved a portion of these objectives.

Therefore, Mr. McKeown earned $125,000 under his 2006 incentive and recognition policy. This amount has been reflected as the amount earned by Mr. McKeown as non-equity incentive plan compensation in the Summary Compensation Table above.

Lorraine M. Breece

Performance Objective	Weighting
National Market Listing(1)	$9,000
Analyst coverage(1)	$12,000
404 - no material weakness(2)	$9,000
Implement 404 procedures(2)	$6,000
Timely SEC filings(2)	$12,000
Improve quality of filings(2)	$6,000
Audit committee determination - discretionary(3)	$30,000
Acquisitions: 100% of any acquisitions(1)	$9,000
Improved value in, or valuable sale of, our investment in Digital Angel(1)	$12,000
VeriChip S-1 ready for effectiveness early(1)	$30,000
VeriChip initial public offering or similar going public transaction(1)	$36,000
Discretionary amount based on our financial performance(1)	$34,200
Discretionary amount based on individual performance(3)	$34,200

(1) Ms. Breece did not achieve these objectives.
(2) Ms. Breece achieved these objectives.
(3) Ms. Breece achieved a portion of these objectives.

Therefore, Ms. Breece earned $54,000 under her 2006 incentive and recognition policy. This amount has been reflected as the amount earned by Ms. Breece as non-equity incentive plan compensation in the Summary Compensation Table above.

Outstanding Equity Awards As Of December 31, 2006

The following table provides information as of December 31, 2006 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us, our wholly-owned subsidiary, Thermo Life Energy Corp., or Thermo Life, and our majority-owned subsidiaries, Digital Angel, InfoTech, and VeriChip.

	Option Awards					Stock Awards
										Equity Incentive	Equity Incentive Plan Awards: Market or
			Equity							Plan	Payout
			Incentive							Awards:	Value of
			Plan					Market		Number of	Unearned
			Awards:			Number of		Value of		Unearned	Shares,
	Number of		Number of			Shares or		Shares or		Units	Units
	Securities	Number of	Securities			Units of		Units of		or Other	or Other
	Underlying	Securities	Underlying			Stock		Stock		Rights	Rights
	Unexercised	Underlying	Unexercised	Option		That		That		That	That
	Options	Unexercised	Unearned	Exercise	Option	Have Not		Have Not		Have Not	Have Not
	(#)	Options (#)	Options	Price	Expiration	Vested		Vested		Vested	Vested
Name	Exercisable(1)	Unexercisable	(#)	($)(2)	Date	(#)		($)		(#)	($)
Michael E. Krawitz (3)
Applied Digital Solutions, Inc.	—	—	—	—	—	50,000	(4)	$101,000	(5)	—	—
	10,000	—	—	$1.500	1/2/2007	—		—		—	—
	2,500	—	—	$1.500	5/18/2009	—		—		—	—
	5,000	—	—	$1.500	10/5/2009	—		—		—	—
	7,900	—	—	$1.500	9/27/2009	—		—		—	—
	25,000	—	—	$1.500	9/24/2007	—		—		—	—
	60,000	—	—	$3.200	2/4/2008	—		—		—	—
	40,000	—	—	$2.800	7/25/2008	—		—		—	—
	100,000	—	—	$3.900	11/3/2011	—		—		—	—
	250,400	—	—	$2.530	7/29/2012	—		—		—	—
	250,000	—	—	$3.230	7/6/2013	—		—		—	—

Digital Angel Corporation	10,000	20,000	—	$4.350	5/2/2015	—		—		—	—
	100,000	—	—	$3.890	12/30/2013	—		—		—	—
	70,313	—	—	$0.053	12/30/2010	—		—		—	—
	33,875	—	—	$0.672	1/1/2012	—		—		—	—

InfoTech USA, Inc.	350,000	—	—	$0.280	6/28/2010	—		—		—	—
	100,000	—	—	$0.340	3/23/2012	—		—		—	—

Thermo Life Energy Corp.	750,000	—	—	$0.050	4/18/2011	—		—		—	—

VeriChip Corporation	111,111	—	—	$0.225	2/7/2010	—		—		—	—
	97,778	—	—	$0.225	4/1/2011	—		—		—	—
	55,556	—	—	$1.125	5/26/2012	—		—		—	—

Scott R. Silverman(6)
Applied Digital Solutions, Inc.	200,000	—	—	$3.900	11/3/2011	—		—		—	—
	10,000	—	—	$1.500	8/14/2007	—		—		—	—
	10,000	—	—	$1.500	9/17/2007	—		—		—	—
	12,500	—	—	$1.500	9/24/2007	—		—		—	—
	100,000	—	—	$3.200	2/4/2008	—		—		—	—
	60,000	—	—	$2.800	7/25/2008	—		—		—	—
	750,000	—	—	$3.230	7/6/2013	—		—		—	—
	759,951	—	—	$2.570	4/8/2012	—		—		—	—
	5,500	—	—	$2.240	4/8/2012	—		—		—	—
	92,049	—	—	$5.850	4/8/2012	—		—		—	—
	175,000	—	—	$4.050	1/25/2012	—		—		—	—

Digital Angel Corporation	—	—	—	—	—	50,000	(7)	$127,500	(8)	—	—
	250,000	—	—	$3.890	12/31/2013	—		—		—	—
	250,000	—	—	$1.910	9/4/2013	—		—		—	—
	50,000	—	—	$3.900	2/22/2011	—		—		—	—
	500,000	—	—	$3.430	2/18/2014	—		—		—	—
	200,000	—	—	$5.070	2/25/2015	—		—		—	—
	140,000	—	—	$5.610	3/7/2015	—		—		—	—
	—	400,000(9)	—	$3.260	6/13/2016	—		—		—	—

InfoTech USA, Inc.	—	—	—	—	—	100,000	(10)	$20,000	(11)	—	—
	100,000	—	—	$0.340	8/23/2012	—		—		—	—
	350,000	—	—	$0.280	6/28/2010	—		—		—	—

Thermo Life Energy Corp.	750,000	—	—	$0.050	4/18/2011	—		—		—	—

VeriChip Corporation	—	—	—	—	—	500,000	(12)	$4,500,000	(13)	—	—
	111,111	—	—	$0.225	2/7/2010	—		—		—	—
	100,000	—	—	$0.225	4/1/2011	—		—		—	—
	100,000	—	—	$1.125	5/26/2012	—		—		—	—

Evan C. McKeown(14)
Applied Digital Solutions, Inc.	5,000	—	—	$1.500	3/26/2007	—		—		—	—
	5,000	—	—	$1.500	9/24/2007	—		—		—	—
	10,000	—	—	$3.200	2/4/2008	—		—		—	—
	5,000	—	—	$2.800	7/25/2008	—		—		—	—
	25,000	—	—	$3.900	11/3/2011	—		—		—	—
	75,000	—	—	$2.530	7/29/2012	—		—		—	—
	250,000	—	—	$3.230	7/6/2013	—		—		—	—

Digital Angel Corporation	10,000	20,000	—	$4.350	5/2/2015	—		—		—	—

InfoTech USA, Inc.	—	—	—	—	—	—		—		—	—

Thermo Life Energy Corp.	200,000	—	—	$0.050	4/18/2011	—		—		—	—

VeriChip Corporation	22,222	—	—	$0.225	2/7/2010	—		—		—	—
	22,222	—	—	$1.125	4/18/2011	—		—		—	—
	44,444	—	—	$1.125	5/26/2012	—		—		—	—

Lorraine M. Breece(15)
Applied Digital Solutions, Inc.	1,667	—	—	$1.500	4/24/2009	—		—		—	—
	3,500	—	—	$1.500	9/24/2007	—		—		—	—
	3,500	—	—	$3.200	2/4/2008	—		—		—	—
	2,500	—	—	$2.800	7/25/2008	—		—		—	—
	10,000	—	—	$3.900	11/3/2011	—		—		—	—
	48,833	—	—	$2.530	7/29/2012	—		—		—	—
	50,000	—	—	$3.230	7/6/2013	—		—		—	—

Digital Angel Corporation	6,446	—	—	$0.672	1/1/2012	—		—		—	—
	3,333	6,667	—	$4.350	5/2/2015	—		—		—	—

InfoTech USA, Inc.	—	—	—	—	—	—		—		—	—

Thermo Life Energy Corp.	70,000	—	—	$0.050	4/18/2011	—		—		—	—

VeriChip Corporation	11,111	—	—	$0.225	4/1/2010	—		—		—	—
	11,111	—	—	$1.125	5/26/2012	—		—		—	—

(1)
December 12, 2005, our board of directors and VeriChip's board of directors approved a proposal which provided for vesting on December 30, 2005 of all of our and VeriChip’s then outstanding and unvested stock options previously awarded to our and their directors, employees and consultants, and to the directors, employees and consultants of our and their subsidiaries. In connection with the acceleration of these options, each of the boards stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The board of directors of Digital Angel took similar action with respect to certain of their then outstanding and unvested stock options. Due to this acceleration, the only Digital Angel stock options listed above that were not exercisable as of December 31, 2006 were stock options granted to Mr. Krawitz, Mr. McKeown and Ms. Breece on May 3, 2005, which vest over a three year period, and the Digital Angel stock options granted to Mr. Silverman on June 14, 2006, which vest over a nine-year period. Mr. Silverman's InfoTech stock options were fully vested as of December 31, 2005.

(2)
The exercise price of our stock options, as reflected in the table above, is based on the closing price of our common stock, as reported on the applicable Nasdaq market on the day prior to the date of grant. We obtained the exercise price of options granted by Digital Angel, InfoTech, Thermo Life and VeriChip Corporation from the respective company or other sources we considered reliable.

(3)	Includes: (i) options we granted to Mr. Krawitz in his capacity as our executive officer; and (ii) options granted by InfoTech to Mr. Krawitz in his capacity as a director of InfoTech.
(4)	This restricted stock award, granted by us to Mr. Krawitz, vests on December 31, 2008.
(5)	This amount is based on the closing market price of our common stock on December 6, 2006, as reported on the Nasdaq Capital Market, of $2.02 per share.
(6)
Includes: (i) options we granted to Mr. Silverman while he was a special advisor to our board, and later our director and executive officer; (ii) restricted shares of common stock and options granted by Digital Angel to Mr. Silverman when he initially served as a consultant, and later in his capacity as a director and the chairman of the board of Digital Angel; (iii) options granted by InfoTech to Mr. Silverman when he previously served as a director of InfoTech from January 2001 to June 2003, and restricted shares of common stock granted by InfoTech to Mr. Silverman in his capacity as a director and the chairman of the board of InfoTech; (iv) options granted by Thermo Life to Mr. Silverman in his capacity as chief executive officer and the chairman of the board of Thermo Life; and (v) options granted by VeriChip Corporation to Mr. Silverman in his capacity as a director of VeriChip Corporation.

(7)	This restricted stock award, granted by Digital Angel to Mr. Silverman, vested on March 7, 2007. However, as of December 31, 2006, the award had not yet vested.
(8)	This amount is based on the closing market price of Digital Angel's common stock on December 29, 2006, as reported on the American Stock Exchange, of $2.55 per share.
(9)
These options, granted by Digital Angel to Mr. Silverman, vest over a nine-year period: options exercisable for 40,000 shares of Digital Angel common stock vest each year beginning on June 14, 2007 and ending June 14, 2014, with options exercisable for the remaining 80,000 shares of Digital Angel common stock vesting on June 14, 2015.

(10)
This restricted stock award, granted by InfoTech to Mr. Silverman, vests over a two-year period: 50,000 shares vested on January 17, 2007, and 50,000 shares will vest on January 17, 2008. However, as of December 31, 2006, all such shares had not yet vested.

(11)	This amount is based on the closing market price of InfoTech's common stock on December 29, 2006, as reported in the OTC Bulletin Board, of $0.20 per share.
(12)	This restricted stock award, granted by VeriChip Corporation to Mr. Silverman, vests on December 31, 2008.
(13)	This amount is based on an estimated $9.00 per share fair market value of VeriChip's common stock on December 31, 2006, as determined by VeriChip's board of directors and management.
(14)
Includes: (i) options we granted to Mr. McKeown in his capacity as our executive officer; and (ii) options granted by Thermo Life to Mr. McKeown in his capacity as secretary and treasurer of Thermo Life.

(15)	Includes options we granted to Ms. Breece in her capacity as our executive officer.

2006 Option Exercises and Stock Vested

In 2006, none of our named executive officers exercised any stock options or similar awards we granted to them. However, in connection with his appointment as our chief executive officer and president in December 2006, an award of 50,000 shares of our common stock was granted to Mr. Krawitz, which vested immediately. Other than this grant to Mr. Krawitz, no stock or similar award granted by us to any of our named executive officers vested during 2006. The following table sets forth information regarding the exercise of options and the vesting of restricted stock granted by any of us, Digital Angel, InfoTech, Thermo Life or VeriChip to our named executive officers in 2006.

	Option Awards		Stock Awards
Name(1)	Number of Shares Acquired on Exercise (#)	Value Realized of Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Michael E. Krawitz	--	--	50,000(2)	$101,000(3)

Scott R. Silverman	--	--	50,000(4)	$190,000(5)

(1)
No information is provided with respect to Mr. KcKeown and Ms. Breece as Mr. McKeown and Ms. Breece did not exercise, during 2006, any options granted to them by any of us, Digital Angel, InfoTech, Thermo Life and VeriChip, and neither of such persons holds any shares of restricted stock in these companies.

(2)	Represents the number of shares of our common stock, which were granted to Mr. Krawitz in connection with his appointment as our chief executive officer and president, that vested in 2006.
(3)	Represents the market value of our common stock on the vesting date multiplied by the number of shares vested.
(4)	Represents the number of restricted shares of common stock of Digital Angel that vested in 2006.
(5)	Represents the market value of the Digital Angel common stock on the vesting date multiplied by the number of shares vested.

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements, as well as an executive management change in control plan, with certain of our named executive officers that require us to make payments upon termination or a change in control of the Company. These arrangements are discussed below.

Michael E. Krawitz

The compensation due Mr. Krawitz in the event of the termination of his employment and non-compete agreement with us varies depending on the nature of the termination.

General Termination Provisions and Non-Compete and Non-Disclosure Provisions. The employment and non-compete agreement provides that, upon the termination of his employment and non-

compete agreement with us, Mr. Krawitz will be due any and all earned but unpaid base salary, as well as earned but unpaid incentive compensation, as of the date of termination. We must pay such amounts due Mr. Krawitz within thirty (30) days of his last day of service. In addition, any outstanding stock options held by Mr. Krawitz on his last day of service remain exercisable for the term of the options. We will remain responsible for all rental payments relating to the leased vehicle then used by Mr. Krawitz until the expiration of the lease. Mr. Krawitz will also be permitted to maintain possession of all computer equipment owned by us which is then being used by Mr. Krawitz, and, during any post-separation transition relating to pre-separation issues, Mr. Krawitz shall remain reasonably available by electronic mail or telephone.

The agreement prohibits Mr. Krawitz, in the absence of our board's prior express written approval, from competing, directly or indirectly, with us or any of our affiliates in any of our or their respective businesses at any location at which we or our affiliates conduct business or provide services, during the term of the agreement and for a period of one year following the end of Mr. Krawitz's employment. The agreement also includes a provision relating to Mr. Krawitz agreeing not to disclose the proprietary, confidential information of us or our affiliates, except to the extent reasonably necessary in performance of his duties.

The agreement provides that we will pay Mr. Krawitz $250,000 in shares of our common stock, except for all taxes and other deductions which are required to be deducted or withheld under any provision of any federal, state, or local law; such withholdings shall be payable in cash. If we are unable to pay part of this $250,000 consideration in the form of our common stock, then we will pay the consideration in cash (by contributing it to a rabbi trust that is acceptable to both Mr. Krawitz and us). The consideration will be contributed to the rabbi trust within twenty (20) days of the termination of this agreement (in common stock or cash, as applicable), and will be released from the trust, together with any earnings thereon, and paid or delivered to Mr. Krawitz, one (1) year following termination of the agreement—provided, however, that, if Mr. Krawitz materially breaches such restrictions, the consideration will be returned to us.

If this agreement had terminated as of December 31, 2006, we would have been required to take a compensation charge in connection with the value of his stock options exercisable for shares of our common stock and the common stock of our subsidiaries of approximately $2,030,000, and we would have remained responsible for automobile lease payments in the amount of approximately $10,500. In addition, assuming that Mr. Krawitz had not materially breached the non-compete and non-disclosure provisions, we would have been required to contribute $250,000 (in either stock or cash) to a rabbi trust. However, the 50,000 restricted shares of our common stock granted to Mr. Krawitz in connection with his appointment as our chief executive officer would have been forfeited, had Mr. Krawitz resigned or been terminated for cause on December 31, 2006.

Disability, Death, Constructive Termination, Termination Without Cause or Change in Control Provisions. If the employment and non-compete agreement is terminated due to Mr. Krawitz's resignation within 120 days following a change in control of the Company—or due to (i) Mr. Krawitz's “total disability,” upon our election, (ii) Mr. Krawitz's death, (iii) Mr. Krawitz's “constructive termination, ” or (iv) our termination of the agreement without “cause”—Mr. Krawitz will be due $1,480,000 as severance, as well as the amounts and perquisites discussed in the above section.

“Total disability” means Mr. Krawitz's inability, due to illness, accident or any other physical or mental incapacity, to perform his usual responsibilities for us for 180 consecutive days. “Constructive termination” means a material breach by us of our obligations under the employment agreement. “Cause” means a conviction of a felony or Mr. Krawitz's being prevented from providing services under the agreement due to his violation of any law, regulation and/or rule.

This severance amount is payable in our common stock, except for all taxes and other deductions which are required to be deducted or withheld under any provision of any federal, state, or local law; such withholdings shall be payable in cash. The number of shares of our common stock due to Mr. Krawitz will be calculated based on the average closing price of one share of our common stock for the ten (10) days preceding the day on which such stock is issued.

If we are unable to pay part of the severance amount in the form of our common stock—or if, at the time of issuance or delivery, our common shares are not both traded and expected for the foreseeable future to be traded in the public markets on a national exchange—then we will pay the severance amount in cash (by contributing it to a rabbi trust that is acceptable to both Mr. Krawitz and us). The severance amount will be contributed to the rabbi trust within twenty (20) days of the termination of this agreement

(in common stock or cash, as applicable), and will be released from the trust, together with any earnings thereon, and paid or delivered to Mr. Krawitz, six (6) months and one (1) day following termination of the agreement.

Therefore, if Mr. Krawitz had been terminated on December 31, 2006, without cause or as a result of his total disability, death or constructive termination, or a change in control of the Company, Mr. Krawitz would have received $1,480,000, such payment to have been made within six months and one day following termination of the agreement. Any outstanding stock options held by Mr. Krawitz would have remained exercisable for the life of the option, and we would also have remained responsible for automobile lease payments in the amount of approximately $10,500. And, assuming that Mr. Krawitz had not materially breached the non-compete and non-disclosure provisions, we would have been required to contribute $250,000 (in either stock or cash) to a rabbi trust.

Scott R. Silverman

The compensation due Mr. Silverman in the event of the termination of his employment and non-compete agreement with us varied depending on the nature of the termination.

Resignation and Termination for Cause. In the event the agreement were to have been terminated by reason of Mr. Silverman’s resignation or for “cause,” Mr. Silverman would have been entitled to:

•
any and all earned but unpaid base salary, and any and all earned but unpaid incentive compensation, as of the date of termination, to be paid within 30 days of Mr. Silverman’s last day of service; and

•	50% of his then base salary for a period of two years from the date of termination.

In addition, any outstanding stock options held by Mr. Silverman on his last day of service would have remained exercisable for the term of the options.

“Cause” is defined as conviction of a felony or Mr. Silverman’s being prevented from providing services under his employment agreement as a result of his violation of any law, regulation and/or rule.

Because we wanted to induce Mr. Silverman to assume the chief executive position at VeriChip Corporation, and to terminate his employment and non-compete agreement with us, we entered into an incentive agreement with him on December 5, 2006. For more information regarding this agreement, see “Executive Employment Arrangements - Scott R. Silverman.”

Disability, Death or Constructive Termination. In the event the agreement were to have been terminated by reason of Mr. Silverman’s “total disability,” death or “constructive termination,” Mr. Silverman would have been entitled to, in addition to our maintaining his fringe benefits through December 31, 2008:

•	any and all earned but unpaid base salary, and any and all earned but unpaid incentive compensation, as of the date of termination;

•	the greater of (A) his then base salary from the date of termination through December 31, 2008, or (B) two times his then base salary; and

•	the average bonus paid by us to Mr. Silverman for the three full calendar years immediately prior to the date of termination.

In addition, any outstanding stock options held by Mr. Silverman on his last day of service would have vested and become exercisable as of the date of termination, and would have remained exercisable for the term of the options. We had also agreed to continue to pay all remaining lease payments on the automobile then used by Mr. Silverman, which vehicle was being leased by us for Mr. Silverman's use, as well as to maintain Mr. Silverman on our group medical plan on the same conditions as if he remained an employee (until he was eligible to be covered under another comparable group medical plan).

well as to maintain Mr. Silverman on our group medical plan on the same conditions as if he remained an employee (until he was eligible to be covered under another comparable group medical plan).

“Total disability” is defined as Mr. Silverman’s inability, due to illness, accident or any other physical or mental incapacity, to perform his usual responsibilities performed by him for us prior to the onset of such disability, for 180 consecutive days during the term of the agreement. “Constructive termination” is defined as a material breach by us of our obligations under this agreement.

Under the agreement, if Mr. Silverman, at his sole option, did not desire to receive stock in connection with a termination resulting from his total disability, death, or constructive termination, then we would have been obligated to pay him fifty percent (50%) of the amounts due in cash within sixty (60) days of his last day of service, with the remaining amount due to be paid within 180 days of his last day of service; provided, that we would have been obligated to continue to pay him his then base salary for 180 days from his last day of service, which payments would have been credited against the amount due to him by us.

Because Mr. Silverman resigned from his position as our chief executive officer and acting president on December 2, 2006, he would not have been eligible for any payments resulting from termination by reason of total disability, death or constructive termination on December 31, 2006.

Change in Control. In the event of a “change in control,” Mr. Silverman would have been entitled to the sum of:

•	any and all earned but unpaid base salary, and earned but unpaid incentive compensation, as of the date of the change in control;

•	five times his then base salary; and

•	five times the average incentive compensation paid by us to Mr. Silverman for the three full calendar years immediately prior to the change in control.

In addition, any outstanding stock options would have vested and become exercisable at the date of the change in control and would have remained exercisable for the term of the option. We had also agreed to continue to pay all remaining lease payments on the automobile then used by Mr. Silverman, which vehicle was being leased by us for Mr. Silverman's use.

Under the agreement, a “change in control” shall be deemed to occur if any person or entity (or persons or entities acting as a group) acquires our stock that, together with stock then held by such person, entity or group, results in such person, entity or group holding more than fifty (50%) percent of the fair market value or total voting power of us.

Because Mr. Silverman resigned from his position as our chief executive officer and acting president on December 2, 2006, he would not have been eligible for any payments resulting from a change in control of the Company on December 31, 2006.

The employment and non-compete agreement also prohibited Mr. Silverman from competing with us or any of our affiliates by directly or indirectly engaging in any of our or their respective businesses, or any business comparable to our business or that of our affiliates, during the term of the employment agreement and for a period of two years following his resignation from us at any location at which we or our affiliates conduct business and/or provide any services. The employment agreement also includes a provision relating to non-disclosure of proprietary information.

Evan C. McKeown

Although we never entered into an employment agreement with Mr. McKeown, he was a party to the executive management change in control plan that was entered into in May 2004. This plan provided that, in the event of a “change in control,” Mr. McKeown would be entitled to the sum of:

•	any and all earned but unpaid base salary, and earned but unpaid incentive compensation, as of the date of the change in control;
•	two times his then base salary (based on the multiplier applicable as of May 7, 2006); and
•	two times the average incentive compensation paid by us to Mr. McKeown for the three full calendar years immediately prior to the change in control.

In addition, any outstanding stock options would vest and become exercisable at the date of the change in control and would remain exercisable for the term of the option (or, in the case of an acquisition of all of our common stock, any outstanding stock options would vest prior to such closing, so that the shares issuable upon such exercise may be sold in the change in control transaction). We had also agreed to continue to pay all remaining lease payments on the automobile then used by Mr. McKeown, which vehicle was being leased by us for Mr. McKeown's use.

Under the plan, a “change in control” shall be deemed to occur if any person or entity (or persons or entities acting as a group) acquires our stock that, together with stock then held by such person, entity or group, results in such person, entity or group holding more than fifty (50%) percent of the fair market value or total voting power of us.

In the event a change in control had occurred on December 31, 2006, Mr. McKeown would have received $683,866.

Effective upon the termination of Mr. McKeown’s employment on March 9, 2007, he was no longer eligible for any change in control compensation.

Executive Employment Arrangements

We have entered into formal employment agreements with two of our named executive officers, Mr. Krawitz and Mr. Silverman.

Michael E. Krawitz

Michael E. Krawitz was appointed our chief executive officer and president effective December 2, 2006, and entered into an employment and non-compete agreement with us dated December 6, 2006. The employment agreement provides for an initial base salary of $350,000 per year, subject to increases (but not decreases) at our discretion. Mr. Krawitz is also entitled to a $20,000 annual expense allowance (payable in two $10,000 installments on or before January 15 and July 15), other fringe benefits and a discretionary annual bonus to be determined by the board of directors. Mr. Krawitz receives a Company-paid $1,000,000 executive term life policy, under which we are the beneficiary of $750,000.

Upon execution of the employment agreement, Mr. Krawitz received 100,000 shares of our common stock; 50,000 of the shares vested immediately, and 50,000 of the shares are restricted and subject to substantial risk of forfeiture in the event that we terminate Mr. Krawitz for cause or he resigns on or before December 31, 2008.

In connection with the execution of the employment agreement, we and Mr. Krawitz mutually agreed to terminate Mr. Krawitz’s rights under the provisions of the 2004 executive management change in control plan, and under the 2003 severance policy. For a description of the termination and change in control provisions of Mr. Krawitz’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

The employment agreement prohibits Mr. Krawitz from competing, directly or indirectly, with us or any of our affiliates in any of our or their respective businesses, at any location at which we or our affiliates conduct business or provide services, during the term of the employment agreement and for a period of up one year following his resignation from the Company. The employment agreement also includes a provision relating to non-disclosure of proprietary information.

Scott R. Silverman

Scott R. Silverman served as our chief executive officer from March 2003 through December 2, 2006, and as acting president from April 2005 through December 2, 2006, at which time he resigned in order to assume the position of chief executive officer of VeriChip Corporation. At the time of his resignation, Mr. Silverman was receiving an annual base salary of $399,300, an annual expense allowance of $45,000, an annual automobile allowance (for two automobiles, and related insurance, maintenance and gasoline expenses) in the amount of $32,235, and other perquisites totaling $25,481 over the course of fiscal year 2006. Mr. Silverman also received a Company-paid $2,000,000 executive term life policy, under which we were the beneficiary of $1,750,000.

Because we wanted to induce Mr. Silverman to assume the chief executive position at VeriChip Corporation, and to terminate his employment and non-compete agreement with us, we entered into an incentive agreement with him on December 5, 2006. Per the terms of the incentive agreement, in consideration for Mr. Silverman waiving all of his rights pursuant to his employment and non-compete agreement with us and assuming the role of chief executive officer of VeriChip Corporation, Mr. Silverman is to receive $3.3 million. The payment is to be made in cash. In lieu of cash, we may, in our sole discretion, elect to transfer to Mr. Silverman shares of our common stock that have a value of $3.3 million. We may elect to pay the amount in stock at any time during the 120-day period following the date of the December 5, 2006 Agreement. If Mr. Silverman remains on our board of directors or if there is some other reason that shareholder approval is necessary to permit the issuance of the stock, then we shall have 120 days from its election to make the payment in shares of our common stock to obtain shareholder approval. If we do not obtain shareholder approval in such timeframe, the payment must be made in cash. In the event that we issue our common stock in payment of the $3.3 million, such stock shall be restricted (that is, subject to a substantial risk of forfeiture in the event that Mr. Silverman voluntarily resigns as the chairman and CEO of VeriChip on or before December 31, 2008, or in the event that VeriChip terminates its employment agreement with Mr. Silverman for cause in accordance with that agreement). Our common stock issuable under the terms of the incentive agreement is subject to registration rights and price protection provisions.

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

All of his outstanding stock options to purchase our common stock remain exercisable for the life of the option.

Stock Option and Other Compensation Plans

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

The 2003 Flexible Stock Plan is also designed to encourage ownership of our common stock by employees, directors and other individuals, and to promote and further our best interests by granting cash and other stock awards. Under the 2003 Flexible Stock Plan, we may grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and us.

Stock Options Granted under the 1999 Employees Stock Purchase Plan.

The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the Plan permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Internal Revenue Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for us on January 1, 2006, options granted under the Plan may be compensatory. As a result, we are considering various alternatives in connection with the plan, which include changing the terms of grant or terminating the employee stock purchase plan. We did not grant any options under the plan during 2006.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dennis G. Rawan(1)	$38,000	—		—	—	—	—	$38,000
Daniel E. Penni(2)	$38,000	—		—	—	—	—	$38,000
Constance K. Weaver(3)	$8,000	$24,000	(4)	—	—	—	—	$32,000
J. Michael Norris(5)	$32,000	—		—	—	—	—	$32,000
Michael S. Zarriello(6)	$16,879	—		—	—	—	—	$16,879
______________
(1)	As of December 31, 2006, Mr. Rawan held options to purchase 154,999 shares of our common stock.
(2)	As of December 31, 2006, Mr. Penni held options to purchase 357,800 shares of our common stock.
(3)	As of December 31, 2006, Ms. Weaver held options to purchase 322,800 shares of our common stock.
(4)
We granted Ms. Weaver a stock award of 8,989 shares of our common stock on May 25, 2006. The dollar amount of this award, as reflected in the table, represents the amount recognized in 2006 for financial statement reporting purposes in accordance with FAS 123R.

(5)	As of December 31, 2006, Mr. Norris held options to purchase 150,000 shares of our common stock.
(6)	As of December 31, 2006, Mr. Zarriello held options to purchase 124,900 shares of our common stock. Mr. Zarriello resigned from our board of directors effective July 12, 2006.

Our non-employee directors receive a fixed quarterly fee in the amount of $7,000 per quarter. In addition, the chairman of our audit committee, Mr. Rawan, receives a quarterly fee of $2,500, and the chairman of our compensation committee, Mr. Penni, receives a quarterly fee of $1,500. Other non-employee directors receive a quarterly fee in the amount of $1,000 for service on the compensation committee or the audit committee. Reasonable travel expenses are reimbursed when incurred.

Individuals who become directors are automatically granted an initial option to purchase 2,500 shares of common stock on the date they become directors. Such options are granted pursuant to the Company’s 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan, or outside of a plan on terms and conditions determined by our board of directors. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.

At December 31, 2006, Mr. Rawan owned fully vested options exercisable for:

•	200,000 shares of Thermo Life common stock; and
•	11,111 shares of VeriChip common stock.

At December 31, 2006, Mr. Penni, who is a member of our board of directors and VeriChip’s board, and serves as a member of the compensation committee of both boards, owned fully vested options exercisable for:

•	200,000 shares of Thermo Life common stock; and
•	66,666 shares of VeriChip common stock.

At December 31, 2006, Ms. Weaver, who is a member of our board of directors and VeriChip’s board, and serves as a member of our compensation committee, owned fully vested options exercisable for:

•	82,950 shares of Digital Angel common stock;
•	200,000 shares of Thermo Life common stock; and
•	77,777 shares of VeriChip common stock.

At December 31, 2006, Mr. Norris owned fully vested options exercisable for:

•	11,111 shares of VeriChip common stock.

At December 31, 2006, Mr. Zarriello, who continues to serve as a member of the Digital Angel board of directors, owned fully vested options exercisable for:

•	525,000 shares of Digital Angel common stock; and
•	11,111 shares of VeriChip common stock.

In addition, as compensation for his service on the Digital Angel board of directors, Mr. Zarriello received options exercisable for 200,000 shares of Digital Angel common stock during 2006, none of which were exercisable as of December 31, 2006.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, Mr. Penni and Ms. Weaver served as members of the compensation committee. None of the members of the compensation committee served as an officer or employee of ours or any of our subsidiaries during the fiscal year ended December 31, 2006. There were no material transactions between us and any of the members of the compensation committee during the fiscal year ended December 31, 2006.

No member of the compensation committee simultaneously served both as a member of the compensation committee and as an officer or employee of ours during 2006. None of our executive officers serves as a member of the board of directors or the compensation committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and, (iii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iv) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 67,551,963 shares of our common stock outstanding on March 30, 2007, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman 1690 South Congress Avenue, Delray Beach, FL 33445	2,725,867	3.9%

J. Michael Norris 1690 South Congress Avenue, Delray Beach, FL 33445	152,400	*

Daniel E. Penni 1690 South Congress Avenue, Delray Beach, FL 33445	406,563	*

Dennis G. Rawan 1690 South Congress Avenue, Delray Beach, FL 33445	165,000	*

Constance K. Weaver 1690 South Congress Avenue, Delray Beach, FL 33445	369,291	*

Michael E. Krawitz 1690 South Congress Avenue, Delray Beach, FL 33445	863,222	1.3%

Evan C. McKeown 1690 South Congress Avenue, Delray Beach, FL 33445	377,500	*

Lorraine M. Breece 1690 South Congress Avenue, Delray Beach, FL 33445	121,524	*

All current directors and executive officers as a group (7 persons)	4,803,867	6.7%

*Represents less than 1% of the issued and outstanding shares of common stock of the Company.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of April 2, 2007, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 2,175,000; J. Michael Norris - 150,000; Daniel E. Penni - 355,300; Dennis G. Rawan - 155,000; Constance K. Weaver - 320,300; Michael E. Krawitz - 740,800; Evan C. McKeown - 370,000; Lorraine M. Breece - 120,000; and all current directors and officers as a group - 4,016,400.

The following table sets forth information regarding beneficial ownership of Digital Angel by (i) each of our directors and nominees, (ii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 44,515,823 shares of Digital Angel’s common stock outstanding on March 30, 2007, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder’s shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	1,468,450	3.2%

J. Michael Norris	--	*

Daniel E. Penni	42,500	*

Dennis G. Rawan	1,000	*

Constance K. Weaver	82,950	*

Michael E. Krawitz	224,188	*

Evan C. McKeown	20,000	*

Lorraine M. Breece	13,112	*

All current directors and executive officers as a group (7 persons)	1,832,200	4.0%

* Represents less than 1% of the issued and outstanding shares of Digital Angel Corporation’s common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of April 2, 2007, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 1,390,000; Constance K. Weaver - 82,950; Michael E. Krawitz - 224,188; Evan C. McKeown - 20,000; Lorraine M. Breece - 13,112; and all current directors and officers as a group - 1,710,250.

The following table sets forth information regarding beneficial ownership of InfoTech by (i) each of our directors and nominees, (ii) the “Named Executive Officers” (as defined below “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 5,046,398 shares of InfoTech’s common stock outstanding on March 30, 2007, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder’s shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	550,000	9.9%

J. Michael Norris	--	*

Daniel E. Penni	--	*

Dennis G. Rawan	--	*

Constance K. Weaver	--	*

Michael S. Zarriello	--	*

Michael E. Krawitz	450,000	8.2%

Evan C. McKeown	--	*

Lorraine M. Breece	--	*

All directors and executive officers as a group (7 persons)	1,000,000	16.7%

* Represents less than 1% of the issued and outstanding shares of InfoTech USA, Inc.’s common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 29, 2007, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 450,000; Michael E. Krawitz - 450,000; and all current directors and officers as a group - 900,000.

The following table sets forth information regarding beneficial ownership of VeriChip by (i) each of our directors, (ii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 9,255,556 shares of VeriChip’s common stock outstanding on March 30, 2007, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder’s shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	816,111	8.5%

J. Michael Norris	11,111	*

Daniel E. Penni	66,666	*

Dennis G. Rawan	11,111	*

Constance K. Weaver	77,777	*

Michael E. Krawitz	264,444	2.8%

Evan C. McKeown	88,889	*

Lorraine M. Breece	22,222	*

All current directors and executive officers as a group (7 persons)	1,269,442	12.7%

* Represents less than 1% of the issued and outstanding shares of VeriChip Corporation’s common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 29, 2007, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 311,111; J. Michael Norris - 11,111; Daniel E. Penni - 66,666; Dennis G. Rawan - 11,111; Constance K. Weaver - 77,777; Michael E. Krawitz - 264,444; Evan C. McKeown - 888,889; Lorraine M. Breece - 22,222; and all current directors and officers as a group - 764,442.

The following table sets forth information regarding beneficial ownership of our subsidiary, Thermo Life Energy Corp. by (i) each of our directors, (ii) the “Named Executive Officers” (as defined below under “Executive Compensation”), and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 20,000,000 shares of Thermo Life Energy Corp.’s common stock outstanding on March 30, 2007, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder’s shares.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Scott R. Silverman	750,000	3.6%

J. Michael Norris	--	*

Daniel E. Penni	200,000	*

Dennis G. Rawan	200,000	*

Constance K. Weaver	200,000	*

Michael E. Krawitz	750,000	3.6%

Evan C. McKeown	200,000	*

Lorraine M. Breece	70,000	*

All directors and executive officers as a group (7 persons)	2,170,000	9.8%

* Represents less than 1% of the issued and outstanding shares of Thermo Life Energy Corp.’s common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 29, 2007, in accordance with Rule
13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 750,000; Daniel E. Penni - 200,000; Dennis G. Rawan - 200,000; Constance K. Weaver - 200,000; Michael E. Krawitz - 750,000; Evan C. McKeown - 200,000; Lorraine M. Breece - 70,000; and all current directors and officers as a group - 2,170,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2006, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Director and Officer Roles and Relationships with Our Subsidiaries

Several of our directors and executive officers have served, and in certain cases, continue to serve as directors and officers of Digital Angel Corporation, InfoTech USA, Inc., Thermo Life Energy Corp. and VeriChip Corporation. By virtue of the relationships described below, certain of our directors and executive officers may face situations in which there are actual or apparent conflicts of interest that could interfere, or appear to interfere, with their ability to act in a manner that is in our best business interests.

At the board level:

•	Three of our five directors—Scott R. Silverman, Daniel E. Penni and Constance K. Weaver—currently serve on the five-member board of directors of VeriChip.

•	Mr. Silverman serves as the chairman of our board of directors and as chairman of the boards of directors of each of Digital Angel, InfoTech, Thermo Life and VeriChip.

•	Mr. Penni serves as the chair of the compensation committee of our board and the compensation committee of VeriChip’s board. He also serves on the audit committee of VeriChip's board.

•
Ms. Weaver serves as the chair of the compliance and governance committee of our board, and serves as the chair of the nominating and governance committee of VeriChip’s board. She also serves on the audit committee of VeriChip’s board.

•	Mr. Zarriello, who resigned as our director effective July 12, 2006, continues to serve as a director of Digital Angel.

At the officer level:

•
Mr. Silverman, who served as our chief executive officer from March 2003 to December 2006 and as our acting president from April 2005 to December 2006, currently serves as the chief executive officer and acting president of VeriChip.

•	Mr. Silverman also served as the chief executive officer of Thermo Life, a company with two employees that has not generated any revenue since its formation through April 4, 2007.

In their various capacities with our subsidiaries, Messrs. Silverman, Penni, Zarriello and Ms. Weaver have been granted stock option awards by our subsidiaries.

Transactions with and between Subsidiaries

Digital Angel Corporation

Intercompany Sales between Digital Angel and VeriChip

VeriChip had a supply and development agreement with Digital Angel dated March 4, 2002 covering the manufacture and supply of our human implantable microchips. On December 27, 2005, VeriChip and Digital Angel entered into an amended and restated supply and development agreement as more fully discussed under the heading “VeriChip Corporation” below. During 2006, 2005 and 2004, Digital Angel billed VeriChip approximately $0.4 million, $0.7 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, for product supplied under the agreement. The amount due to Digital Angel from VeriChip as of December 31, 2006 was approximately $0.4 million, of which approximately $0.3 million was repaid as of March 15, 2007.

VeriChip Corporation

Agreement between VeriChip and Digital Angel

VeriChip and Digital Angel executed a supply and development agreement dated March 4, 2002, the predecessor agreement. The supply and development agreement was amended on December 27, 2005. Under this agreement, Digital Angel is VeriChip’s sole supplier of human-implantable microchips.

As discussed above, VeriChip’s purchases of product under the supply and development agreement were approximately $0.4 million, $0.7 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The supply and development agreement with Digital Angel continues until March 2013, and, as long as VeriChip continues to meet minimum purchase requirements (the minimum purchase requirements were $0.0 million in 2006 and approximately $0.9 million in 2007), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee as provided. VeriChip does not currently utilize this service.

The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.

Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by us. This new agreement expires on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. See Note 18 to our consolidated financial statements.

Transition Services Agreement

During the years ended December 31, 2005, 2004 and 2003, we provided certain general and administrative services to VeriChip, including accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are eliminated in consolidation of VeriChip's and our results, were determined based on VeriChip’s use of such services.

On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip's initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. The term of the amended and restated agreement will continue until such time as VeriChip requests that we cease performing the transition services, provided that we are not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by

VeriChip that we cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in our delivery of the transition services or in VeriChip’s payment for those services. The services to be provided by us under the amended and restated transition services agreement are the same as those provided under the initial agreement. The estimated monthly charge for the fixed costs allocable to these services has been increased to approximately $72,000 per month under the amended and restated transition services agreement, primarily as the result of an increased allocation for office space.

The terms of both the transition services agreement and the amended and restated transition services agreement were negotiated between certain of VeriChip’s executive officers and certain executive officers of ours. These executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by us for payment of such services to third parties. However, these costs may not necessarily be indicative of the costs which would be incurred by VeriChip as an independent standalone entity.

The cost of these services to VeriChip was $0.8 million and $0.5 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Agreement with VeriChip

We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including interest accrued, into an $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

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

On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that VeriChip may have incurred to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8, 2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of December 31, 2006 and February 28, 2007, approximately $13.6 million and $11.6 million was outstanding under the loan documents, as amended, respectively. As of December 31, 2006, approximately $12.9 million of principal represented the largest aggregate amount of principal balance outstanding during the year ended December 31, 2006. Approximately $0.7 million of principal reductions were made and no amount of interest was paid during the year ended December 31, 2006.

The loan is collateralized by interests in all property and assets of VeriChip, including the stock of VeriChip’s subsidiaries, but is not secured by any of the property or assets of VeriChip’s subsidiaries.

Tax Allocation Agreement with VeriChip

From VeriChip’s inception and through February 14, 2007, the date of completion of VeriChip’s initial public offering, it has been included in our federal consolidated income tax group, and VeriChip’s federal income tax liability, if any, has been included in our consolidated federal income tax liability. Effective February 14, 2007, VeriChip is no longer part of our consolidated income tax group under applicable provisions of the Internal Revenue Code of 1986, as amended, and regulations thereunder, and will file a separate tax return.

We and VeriChip entered into a tax allocation agreement providing for each of the parties’ obligations concerning various tax liabilities. Under the agreement, effective February 14, 2007, VeriChip is generally liable for, and will indemnify us if necessary, with respect to federal income taxes and any state taxes measured by net income, and any interest or penalties thereon or additions to such tax that are either (i) imposed on or incurred by VeriChip for any taxable period ending prior to February 14, 2007 or (ii) equitably apportioned to VeriChip by us for all tax periods beginning before and ending on or after February 14, 2007. VeriChip is also liable for any other taxes (and any interest or penalties thereon or additions to such taxes) attributable to VeriChip or its subsidiaries for any period. Likewise, we will remain responsible for all prior period taxes attributable to the other members of the consolidated group and will indemnify VeriChip with respect to such liabilities.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax allocation agreement has allocated tax liabilities between us and VeriChip, for any period in which VeriChip was included in our consolidated group, VeriChip could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group. We will indemnify VeriChip for such liability, to the extent that such liability is not attributable to VeriChip, as described above.

Certain states may require that VeriChip be included in a unitary or other combined tax return with us after February 14, 2007. If that occurs, we will file such returns and our share of the actual tax liability will be allocated to VeriChip in a manner consistent with the methodology historically followed by us and VeriChip.

Trademark Assignment Agreement

Historically, certain of the trademarks and service marks used in VeriChip’s business were licensed from us on a royalty free basis, pursuant to a trademark license agreement between us and VeriChip dated August 5, 2005. On December 21, 2006, we entered into a trademark assignment agreement with VeriChip pursuant to which we assigned to VeriChip all of our rights, title and interest to these trademarks and service marks, both registered and unregistered, and applications for trademark and service mark registrations filed with the United States Trademark Office and foreign trademark applications. In consideration for such assignment, VeriChip paid us $10. In addition, under the trademark assignment agreement, we agreed to make no further use of these marks or any mark confusingly similar thereto, anywhere in the world, except as may be expressly authorized by VeriChip in writing, and further agreed to not challenge VeriChip’s use or ownership, or the validity, of the marks.

InfoTech USA, Inc.

Loan Agreement with InfoTech

On June 23, 2006, we and InfoTech entered into a third amendment to loan documents, or the Third Amendment, that amended, among other documents, a commercial loan agreement, or CLA, a term note, or Note, and a stock pledge agreement, or SPA (together with the CLA and the Note, the “Loan Documents”) dated June 27, 2003, by and between InfoTech and us. Under the terms of the Loan Documents, we borrowed an original principal amount of $1.0 million from InfoTech on June 27, 2003, which bears interest payable monthly at 16% per annum. On June 29, 2004, we and InfoTech entered into a first amendment to the Loan Documents that extended the original maturity date of the loan from June 30, 2004 to June 30, 2005. On June 28, 2005, we and InfoTech entered into a second amendment that extended the loan to June 30, 2006. Under the terms of the Third Amendment, InfoTech agreed to further extend the maturity date for the loan under the Loan Documents from June 30, 2006 to June 30, 2007. All other terms and provisions of the Loan Documents remain unmodified and continue in full force and effect. Under the terms of the SPA, we pledged 750,000 shares of Digital Angel's common stock that we own as collateral for the loan. The terms of the Loan Documents were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors. Accordingly, we believe that the terms of the agreements are comparable to terms that could be obtained from independent third parties. As of January 26, 2007, $1,000,000 of principal was outstanding under the loan, $160,000 of interest was paid and $0 principal was paid.

InfoTech reimburses us on a monthly basis for insurance expenses. During 2006, 2005 and 2004, InfoTech reimbursed us approximately $0.1 million, $0.2 million and $0.2 million, respectively, for such expenses.

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee’s charter requires review of conflicts of interest. Our compliance and governance committee’s charter requires review of any proposed related party transactions, conflicts of interest and any other transactions for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the above transactions discussed in this “Certain Relationships and Related Party Transactions, and Director Independence” section has been reviewed and approved by our board of directors.

Director Independence

Our board of directors has determined that four of our five current directors—Messrs. Norris, Penni, Rawan and Ms. Weaver—are independent under the applicable standards of the Nasdaq Capital Market. Our board of directors had also determined that Mr. Zarriello, who resigned as our director effective July 12, 2006, was independent under the applicable standards of the Nasdaq Capital Market. For transactions, relationships or arrangements that were considered by our board of directors in determining whether each director was independent, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Director and Officer Roles and Relationships with Our Subsidiaries.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

For the fiscal years ended December 31, 2006 and 2005, fees for services provided by Eisner LLP were as follows:

	2006	2005

A. Audit Fees	$797,585	$798,491

B. Audit-Related Fees (review of registration statements and other SEC filings)	$19,221	$44,600

C. Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	--	--

D. All other fees (acquisition due diligence services)	--	$85,495

Total Fees	$816,806	$928,586

None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

Compatibility of Fees

The audit committee of the board of directors has considered whether the provision of the services covered in B. and D. above is compatible with maintaining the independent registered public accounting firm’s independence and has concluded that the services did not interfere with the independent registered public accounting firm’s independence.

Pre-Approval Policies and Procedures

The audit committee has a policy for the pre-approval of audit services, requiring its prior approval for all audit and non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not provide certain prohibited services. The audit committee’s prior approval must be obtained before the scope or cost of pre-approved services is increased.

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

APPLIED DIGITAL SOLUTIONS, INC.

	By:	/s/ Michael E. Krawitz
Date: April 6, 2007		Michael E. Krawitz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Krawitz	Chief Executive Officer (Principal Executive Officer)	April 6, 2007
(Michael E. Krawitz)

/s/ Lorraine M. Breece	Chief Financial Officer (Principal Accounting Officer)	April 6, 2007
(Lorraine M. Breece)

/s/ Scott R. Silverman	Chairman of the Board of Directors	April 6, 2007
(Scott R. Silverman)

/s/ J. Michael Norris	Director	April 6, 2007
(J. Michael Norris)

/s/ Daniel E. Penni	Director	April 6, 2007
(Daniel E. Penni)

/s/ Dennis G. Rawan	Director	April 6, 2007
(Dennis G. Rawan)

/s/ Constance K. Weaver	Director	April 6, 2007
(Constance K. Weaver)

Exhibit Index

Exhibit Number	Description

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

2.8	Asset Sale and Purchase Agreement dated December 14, 2006, between Signature Industries Limited and McMurdo Limited (incorporated by reference to Exhibit 2.8 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

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

3.4**	Certificate of Elimination to Certificate of Designations filed with the Secretary of State of Missouri on April 5, 2007

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

10.51
Second Amendment and Waiver among InfoTech USA, Inc., a New Jersey corporation, InfoTech USA, Inc. a Delaware corporation and Information Technology Services, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated as of November 4, 2005, to the Credit and Security Agreement dated as of June 29, 2004, as amended (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2005)

10.52
Note Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.53
Senior Secured Note between Applied Digital Solutions, Inc. and Satellite Senior Income Fund, LLC, dated December 29, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.54
Security Agreement between Applied Digital Solutions, Inc. and Satellite Investment Management, L.P., as collateral agent for Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.55
Pledge Agreement between Applied Digital Solutions, Inc. and Satellite Investment Management, L.P., as collateral agent for Satellite Senior Income Fund, LLC, dated December 28, 2005 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.56
Interest Waiver and Warrant Reset Agreement between Applied Digital Solutions, Inc., Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC, dated December 29, 2005 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2005)

10.57
Transition Services Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation, dated December 27, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.58
Amended and Restated Transition Services Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.58 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.59
VeriChip Authorized Dealer Agreement between VeriChip Corporation and IR Security & Safety Americas (exhibits and schedules to this exhibit have not been filed; upon request, the Company will furnish supplementally to the SEC a copy of any such exhibit or schedule) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2006)

10.60
Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

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

10.103
VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.103 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.104
VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21,2006 (incorporated by reference to Exhibit 10.104 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.105
Trademark Assignment Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.105 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.106
2006 Tax Allocation Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.106 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.107	Compensation and Change of Control Agreement between Digital Angel Corporation and Thomas J. Hoyer dated December 18, 2006 (incorporated by reference to Exhibit 10.107 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.108	Credit Facility Agreement dated March 15, 2006 between VeriChip Holdings Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.108 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.109	General Security Agreement March 27, 2006 between Royal Bank of Canada and VeriChip Holdings Inc. (incorporated by reference to Exhibit 10.109 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.110	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.110 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.111	Letter Agreement dated March 14, 2007 between Applied Digital Solutions, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.111 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.112**	Incentive and Recognition Policy dated April 2, 2007*

10.113**	2007 VeriChip Corporation Executive Management Incentive Plan*

21.1	List of Subsidiaries of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K filed with the Commission on March 15, 2007)

23.1**	Consent of Eisner LLP

31.1**	Certification by Michael E. Krawitz, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2**	Certification by Lorraine M. Breece, Acting Chief Financial Officer, pursuant to Exchange Act

Rules 13A-14(a) and 15d-14(a)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______
* **	- Management contract or compensatory plan. - Filed herewith.

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
PRODUCT REVENUE	$104,206	$97,669	$96,755
SERVICE REVENUE	18,482	16,068	15,244
TOTAL REVENUE	122,688	113,737	111,999
COST OF PRODUCTS SOLD	63,114	60,222	71,851
COST OF SERVICES SOLD	8,474	8,611	7,365
GROSS PROFIT	51,100	44,904	32,704

OPERATING COSTS AND EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	63,055	51,101	38,164
RESEARCH AND DEVELOPMENT	8,947	7,202	3,795
GOODWILL AND ASSET IMPAIRMENT	6,629	7,141	—
TOTAL OPERATING COSTS AND EXPENSES	78,631	65,444	41,959

OPERATING LOSS BEFORE OTHER ITEMS	(27,531)	(20,540)	(9,255)

INTEREST AND OTHER INCOME	1,330	2,643	1,896
INTEREST (EXPENSE) RECOVERY	(3,454)	1,720	(2,860)
TOTAL OTHER (EXPENSES) INCOME	(2,124)	4,363	(964)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST, AND GAINS (LOSSES) ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARIES	(29,655)	(16,177)	(10,219)

(PROVISION) BENEFIT FOR INCOME TAXES	(62)	447	(77)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST,AND GAIN (LOSS) ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARIES	(29,717)	(15,730)	(10,296)
MINORITY INTEREST	3,699	4,373	655
NET (LOSS) GAIN ON CAPITAL TRANSACTIONS OF SUBSIDIARIES	(1,627)	411	11,090
GAIN (LOSS) ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARIES	436	598	(20,203)
LOSS FROM CONTINUING OPERATIONS	(27,209)	(10,348)	(18,754)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $0	—	99	(730)
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING LOSSES DURING THE PHASE OUT PERIOD	—	84	2,185
INCOME FROM DISCONTINUED OPERATIONS	—	183	1,455

NET LOSS	(27,209)	(10,165)	(17,299)
PREFERRED STOCK DIVIDENDS	—	(1,573)	—
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF REDEEMABLE PREFERRED STOCK - SERIES D	—	(474)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,209)	$(12,212)	$(17,299)

LOSS PER COMMON SHARE - BASIC AND DILUTED
LOSS FROM CONTINUING OPERATIONS	$(0.40)	$(0.20)	$(0.37)
INCOME FROM DISCONTINUED OPERATIONS	—	0.01	0.03

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.40)	$(0.19)	$(0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	67,338	62,900	51,291

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