Form 10-Q
period 2007-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2007-05-10
CIK 924642

As filed with the Securities and Exchange Commission on May 10, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File Number: 0-26020

APPLIED DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1641533
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 4, 2007:

Class	Number of Shares
Common Stock; $.01 Par Value	67,551,963

 APPLIED DIGITAL SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	March 31,	December 31,
	2007	2006
Current Assets	(unaudited )
Cash and cash equivalents	$26,144	$7,404
Restricted cash	136	81
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $853 in 2007 and $834 in 2006)	17,450	22,855
Inventories	14,502	14,331
Deferred taxes	697	697
Other current assets	4,536	4,792
Total Current Assets	63,465	50,160

Property And Equipment, net	12,272	12,131

Goodwill, net	82,394	82,385

Intangibles, net	19,718	20,200

Deferred Offering Costs	-	5,079

Other Assets, net	2,114	1,395

	$179,963	$171,350

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$9,232	$7,326
Accounts payable	17,349	18,741
Accrued expenses	17,288	19,121
Deferred revenue	4,294	4,356
Net liabilities of Discontinued Operations	5,407	5,407
Total Current Liabilities	53,570	54,951

Long-Term Debt and Notes Payable	17,254	14,211
Deferred Taxes	5,416	5,803
Deferred Revenue	2,820	2,248
Other Long-Term Liabilities	2,141	1,199

Total Liabilities	81,201	78,412

Commitments And Contingencies

Minority Interest	58,432	49,074

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2007 and 2006 of $10 par value; special voting,
no shares issued or outstanding in 2007 and 2006	-	-
Common shares: Authorized 125,000 shares in 2007 and 2006, of $.01 par value; 67,652 shares issued and 67,552 shares outstanding in 2007
and 67,088 shares issued and 66,988 shares outstanding in 2006	676	671
Additional paid-in capital	514,962	513,242
Accumulated deficit	(473,834)	(468,596)
Accumulated other comprehensive income	303	324
Subtotal	42,107	45,641
Treasury stock (carried at cost, 100 shares in 2007 and 2006)	(1,777)	(1,777)
Total Stockholders’ Equity	40,330	43,864

	$179,963	$171,350

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three Months Ended March 31,
	2007	2006
Product revenue	$26,429	$27,633
Service revenue	4,977	4,709
Total revenue	31,406	32,342

Cost of products sold	16,062	16,331
Cost of services sold	2,765	2,068

Gross profit	12,579	13,943

Operating costs and expenses:

Selling, general and administrative expense	17,148	14,422
Research and development	3,176	2,171
Total operating costs and expenses	20,324	16,593

Operating loss before other items	(7,745)	(2,650)

Interest and other income (includes $400 and $0 of reduction in derivative warrant liability)	1,008	291
Interest expense	(976)	(671)
Total other items	32	(380)

Loss before taxes, minority interest and gain (loss)
attributable to capital transactions of subsidiaries	(7,713)	(3,030)

Provision for income taxes	(150)	(21)

Loss before minority interest and gain (loss)
attributable to capital transactions of subsidiaries	(7,863)	(3,051)

Minority interest	2,176	449

Net gain on capital transactions of subsidiaries	5,333	286

Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	(4,795)	(639)

Net loss	$(5,149)	$(2,955)

Net loss per common share - basic and diluted	$(0.08)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	67,139	66,996

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Three Months Ended March 31, 2007
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance - December 31, 2006	67,088	$671	$513,242	$(468,596)	$324	$(1,777)	$43,864
Net loss	-	-	-	(5,149)	-	-	(5,149)
Comprehensive loss -
Foreign currency translation	-	-	-	-	(21)	-	(21)
Total comprehensive loss	-	-	-	(5,149)	(21)	-	(5,170)
Effect of adopting FASB Interpretation No. 48
"Accounting for Uncertainties in Income Taxes"	-	-	-	(89)	-	-	(89)
Issuance of common shares for partial
settlement of severance liability	504	5	729	-	-	-	734
Issuance of restricted stock for services	50	-	12	-	-	-	12
Issuance of common stock for option exercise	10	-	15	-	-	-	15
Stock issuance costs	-	-	(7)	-	-	-	(7)
VeriChip options and restricted stock
issued for services	-	-	667	-	-	-	667
Digital Angel options and restricted stock
issued for services	-	-	291	-	-	-	291
InfoTech options and restricted stock
issued for services	-	-	13	-	-	-	13

Balance - March 31, 2007	67,652	$676	$514,962	$(473,834)	$303	$(1,777)	$40,330

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months
	Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,149)	$(2,955)

Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash compensation and administrative expenses	983	336
Depreciation and amortization	1,218	1,125
Amortization of debt discount and financing costs	266	40
Allowance for doubtful accounts	117	4
Allowance for inventory excess and obsolescence	269	83
Deferred income taxes	-	(117)
Reduction in derivative warrant liability	(400)	-
Net gain on capital transactions of subsidiaries	(5,333)	(286)
Loss attributable to changes in minority interest as a result
of capital transactions of subsidiaries	4,795	639
Minority interest	(2,176)	(449)
Loss on sale of equipment	4	15
Change in assets and liabilities:
(Increase) decrease in restricted cash	(55)	137
Decrease in accounts receivable	5,435	3,663
Increase in inventories	(419)	(376)
Decrease in prepaids and other current assets	92	6
Decrease in accounts payable, accrued expenses
deferred revenue, and other long-term liabilities	(1,070)	(2,376)
Net cash used in discontinued operations	-	(6)
Net Cash Used In Operating Activities	(1,423)	(517)

Cash Flows From Investing Activities
Decrease in notes receivable	28	79
(Increase) decrease in other assets	(37)	119
Payments for costs - business acquisition	-	(8)
Payments for property and equipment	(728)	(662)
Net Cash Used In Investing Activities	(737)	(472)

Cash Flows From Financing Activities
Net amounts borrowed (paid) on lines of credit	458	(570)
Payments on long-term debt	(642)	(944)
Proceeds from long-term debt	6,000	997
Net proceeds from VeriChip Corporation's initial public offering	15,753	-
Deferred offering costs	-	(536)
Loan acquisition costs	(625)	-
Issuance of common shares	15	58
Stock issuance costs	(7)	(9)
Proceeds from subsidiary issuance of common stock	-	500
Payment of dividends to minority shareholder of a subsidiary	(52)	-
Net Cash Provided By (Used) In Financing Activities	20,900	(504)

Net Increase (Decrease) In Cash And Cash Equivalents	18,740	(1,493)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	-	10

Cash And Cash Equivalents - Beginning Of Period	7,404	22,417

Cash And Cash Equivalents - End Of Period	$26,144	$20,934

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

The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company,” “we,” “our,” or “us”) as of March 31, 2007 and December 31, 2006 (the December 31, 2006, financial information included in this report has been extracted from our audited financial statements included in our 2006 Annual Report on Form 10-K, as amended), and for the three-months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934 as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made. The unaudited condensed consolidated statements of operations for the three-months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended.

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

Effective April 1, 2006, we began operating in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech USA, Inc., or InfoTech. Our Healthcare and Security and Industrial segments represent the business operations of VeriChip Corporation, or VeriChip, and our Animal Applications and GPS and Radio Communications segments represent the business operations of Digital Angel Corporation, or Digital Angel. Prior period information has been reclassified accordingly. Our segments are discussed in Note 6.

Recent Events

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Effective February 6, 2007, Digital Angel entered into a 10.25% Senior Secured Debenture (the “Debenture”) and corresponding Securities Purchase Agreement (the “Purchase Agreement”) with Imperium Master Fund, Ltd., or Imperium. This financing is more fully described in Note 5.

VeriChip Initial Public Offering and Underwriting Agreement

On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. representing approximately 31% of VeriChip's outstanding common stock at that time. We, VeriChip and Merriman Curhan Ford & Co., as representative of the several underwriters named in an underwriting agreement, (the "Underwriting Agreement"), entered into the Underwriting Agreement dated February 9, 2007. The Underwriting Agreement was entered into with respect to the common stock offered by VeriChip in connection with its initial public offering, which commenced on February 9, 2007 and was completed on February 14, 2007. The initial public offering price of the 3,100,000 shares was $6.50 per share and the underwriting discounts and commissions were $0.455 per share. The Underwriting Agreement required that VeriChip reimburse the representatives for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price of the offered shares of common stock, which was paid at closing. In addition, VeriChip agreed to reimburse the underwriters $150,000 of their legal fees incurred in connection with the offering. The net proceeds (net of offering costs and expenses) were approximately $12.1 million.

Reincorporation in Delaware

Effective April 20, 2007, we (that is, Applied Digital Solutions, Inc. of Missouri, or Applied Missouri) completed our reincorporation in the State of Delaware by merging with and into our wholly-owned subsidiary, Applied Digital Solutions, Inc. of Delaware, or Applied Delaware. The reincorporation was effected pursuant to a Reincorporation Agreement and Plan of Merger, dated March 30, 2007, or the Merger Agreement. Pursuant to the terms of the Merger Agreement, (i) Applied Missouri merged with and into Applied Delaware, with Applied Delaware being the surviving corporation; (ii) Applied Missouri’s shares of common and preferred stock, options, warrants, purchase rights, units or other securities (the “Securities”) authorized, issued and outstanding were converted into the same number of Applied Delaware Securities with the same rights, powers and privileges; (iii) Applied Missouri’s existing board of directors and officers became the board of directors and officers of Applied Delaware; and (iv) the Certificate of Incorporation and Bylaws of Applied Delaware govern the surviving corporation.

In accordance with Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the shares of Applied Delaware common stock are deemed registered under Section 12(b) of the Exchange Act. Applied Delaware common stock will continue to be quoted on the Nasdaq Capital Market under the symbol “ADSX.” The reincorporation did not result in any change in the Nasdaq Capital Market listing, CUSIP number, business, assets or liabilities, did not cause the corporate headquarters to be moved and did not result in any relocation of management or other employees.

Prior to April 20, 2007, Applied’s corporate affairs were governed by the corporate law of the State of Missouri. The rights of its shareholders were subject to its Articles of Incorporation and its Bylaws. As a result of the reincorporation, holders of Applied Missouri common stock are now holders of Applied Delaware common stock, and their rights as holders are governed by the General Corporation Law of Delaware and the Certificate of Incorporation and Bylaws of Applied Delaware. The modifications made to the Certificate of Incorporation and the Bylaws of Applied Delaware, as compared to those of Applied Missouri, were basically changes necessary to comply with Delaware law.

Acquisition of the Assets of McMurdo

On April 5, 2007, Digital Angel’s United Kingdom-based subsidiary, Signature Industries

Limited, or Signature, completed the acquisition of certain assets and customer contracts of McMurdo Limited ("McMurdo"), a United Kingdom-based subsidiary of Chemring Group Plc ("Chemring") and manufacturer of emergency location beacons. The acquisition is more fully described in Note 14, Subsequent Events.

Sale of OuterLink Corporation

On May 7, 2007, Digital Angel and Newcomb Communications, Inc., or Newcomb, entered into a Stock Purchase Agreement, or the Stock Agreement, under which Newcomb has agreed to purchase 100% of the issued and outstanding shares of stock of OuterLink Corporation, or OuterLink, a wholly-owned subsidiary of Digital Angel. This potential sale is more fully described in Note 14, Subsequent Events.

Accounting Pronouncements Not Yet Adopted

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157 - Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

2. Principles of Consolidation

Our financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. As of March 31, 2007, we owned 60.0% of VeriChip (NASDAQ: CHIP), 55.2% of Digital Angel (AMEX:DOC), and 50.9% of InfoTech (OTC:IFTH). The minority interest represents the portion of the outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements as if it operated on a calendar year basis.

3. Inventories
	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$5,222	$4,780
Work in process	2,475	2,448
Finished goods	8,448	8,477
	16,145	15,705
Less: Allowance for excess and obsolescence	1,643	1,374

	$14,502	$14,331

4. Loss Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:
	Three-Months Ended March 31,
	2007	2006
(in thousands, except per share amounts)
Numerator:
Net loss	$(5,149)	$(2,955)
Denominator:
Denominator for basic and diluted loss per share (1)
Basic and diluted weighted-average shares	67,139	66,996

Total - Basic and Diluted Loss Per Share	$(0.08)	$(0.04)

(1) The following stock options and warrants outstanding as of March 31, 2007 and 2006 were not included in the computation of diluted loss per share because the net effect would have been anti-dilutive:

	March 31,
	2007	2006
	(in thousands)
Stock options	5,996	6,431
Warrants	4,662	2,943
Restricted stock	50	--
	10,708	9,374

5. Financings

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Effective February 6, 2007, Digital Angel entered into the Debenture and corresponding Securities Purchase Agreement, or Purchase Agreement, with Imperium. Under the terms of the Purchase Agreement, Digital Angel sold to Imperium a 10.25% Senior Secured Debenture in the original principal amount of $6.0 million and a five-year warrant to purchase 699,600 shares of Digital Angel’s common stock (the “Warrant”). The Debenture matures on February 6, 2010, and Digital Angel is obligated to make monthly payments of principal and interest (including default interest, if any) beginning on September 4, 2007. The proceeds of the Debenture were used by Digital Angel primarily to fund its acquisition of certain assets of McMurdo's marine electronics business, which is more fully discussed in Note 14.

The Debenture is not convertible by the holder(s). However, Digital Angel has the option, but not the obligation, of making the monthly payments, or a portion of the monthly payments, in shares of Digital Angel’s common stock at 92% of the then current market price upon the satisfaction of certain conditions. If an event of default or a change of control of Digital Angel occurs, Imperium has the right to require Digital Angel to redeem the Debenture for a cash amount equal to 110% of the outstanding principal plus interest. In connection with the Debenture, Digital Angel and its direct subsidiaries entered into a Security Agreement, whereby Imperium was granted a security interest in certain assets and properties of Digital Angel and its direct subsidiaries. In addition, Digital Angel’s direct subsidiaries entered into a Subsidiary Guarantee, under which the Subsidiaries guaranteed Digital Angel’s obligations.

The Warrant has an initial exercise price of $2.973 per share and contains certain anti-dilution adjustments and other adjustments in the event of a change of control of or an event of default of Digital Angel. The original value of the Warrant, of approximately $1.3 million, was determined based on the Black-Scholes valuation model. The original value of the Warrant was recorded as a discount to the value of the Debenture and as a long-term liability. The discount is being amortized as interest expense on a straight-line basis over the life of the Debenture. As a result of the anti-dilution and other provisions of the Warrant, we are required to revalue the warrant liability each reporting period with any increase or decrease in the value being recorded as other income or expense. We determined the value of the warrant liability to be approximately $0.9 million as of March 31, 2007, based on the Black-Scholes valuation model, and accordingly, we recorded approximately $0.4 million of other income as a result of the revaluation on March 31, 2007.  Upon the exercise or expiration of the Warrant, the value of the warrant liability will be reclassified to equity.

The Debenture contains certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that Digital Angel and Signature are required to maintain. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default. Upon the occurrence of a default, Imperium can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. On March 31, 2007, Digital Angel was not in compliance with a minimum net tangible asset ratio and Imperium waived the requirement as of March 31, 2007. Also, on March 31, 2007, Digital Angel was not in compliance with the limitation on the amount of Signature’s liabilities, which under the Purchase Agreement were required at all times to be less than $2.0 million. On May 7, 2007, Imperium and Digital Angel entered into Amendment No. 4 to the Purchase Agreement, or the Amendment, to reset the amount of liabilities that Signature could incur. In addition, the Amendment provides that Digital Angel enter into a revised and restructured Purchase Agreement with Imperium, with a binding term sheet setting forth mutually acceptable terms executed by June 7, 2007 and a revised Purchase Agreement executed by July 7, 2007. The failure to meet either of these deadlines would be considered an event of default under the Purchase Agreement, and thereafter the interest rate would be increased from 10.25% to 15.25% per annum. The increase in the interest rate would be the sole and exclusive remedy for such an event of default. The Amendment is included as Exhibit 10.18 to this Form 10-Q.

Digital Angel’s Revolving Invoice Funding Facility

On March 23, 2007, Digital Angel entered into a revolving invoice funding facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A (Greater Bay). Pursuant to the agreement, Digital Angel agreed to sell and assign to Greater Bay all rights, title and interest in the accounts receivable of it subsidiaries, Digital Angel Technology Corporation and OuterLink. Under the agreement, Greater Bay agreed to advance 80% of the eligible receivables, as defined, not to exceed a maximum of $5.0 million at any given time, and to advance the remaining 20% of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank prime rate (8.25% at March 31, 2007) plus 3.00%. The facility has an initial term of 12 months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to Digital Angel’s accounts receivable. As of March 31, 2007, $4.0 million of Digital Angel’s receivables were financed under the invoice funding facility.

6. Segment Information

A summary of our six business segments - Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech is presented below:

Healthcare Segment

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

Security and Industrial Segment

Our Security and Industrial segment principal products encompass the sale of:

•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity;

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools; and

•	VeriTrace system.

Animal Applications Segment

Our Animal Applications segment develops, manufactures and markets RFID and visual identification devices for the companion pet, fish, equine and wildlife, and livestock markets worldwide. Our Animal Applications segment’s proprietary products provide security for companion pets, and food chains. This segment’s principal products are:

•	visual ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, equine, fish, livestock and wildlife industries.

GPS and Radio Communications Segment

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

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and

•	alarm sounders for industrial use and other electronic components.

Advanced Technology Segment

The principal products and services in our Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks sold through Computer Equity Corporation’s wholly-owned subsidiary, Government Telecommunications, Inc., or GTI;

•	service relationship management software and services sold through Pacific Decision Sciences Corporation, or PDSC; and

•	proprietary call center software sold through Perimeter Technology, or P-Tech.

InfoTech Segment

The principal products and services in this segment are:

•	computer hardware; and

•	computer services, such as information technology, or IT, consulting, installation, project management, design deployment, computer maintenance and other professional services.

“Corporate/Eliminations” Category

The “Corporate/Eliminations” category includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain expense reductions and other income associated with companies sold or closed in 2001 and 2002, and interest expense and other expenses associated with corporate activities and functions.

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

Following is the selected segment data as of and for the three-months ended March 31, 2007:
	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
	(in thousands)
Net revenue from external customers: Product	$5,200	$1,641	$10,207	$5,265	$1,502	$2,614	$--	$26,429
Service	110	422	53	474	3,491	427	--	4,977
	5,310	2,063	10,260	5,739	4,993	3,041	--	31,406
Inter-segment revenue - product	--	--	--	--	--	--	--	--
Total revenue	$5,310	$2,063	$10,260	$5,739	$4,993	$3,041	$--	$31,406

(Loss) income before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,517)	$(752)	$(2,458)	$(1,004)	$626	$(232)	$(1,376)	$(7,713)

Total assets	$44,697	$11,117	$85,490	$12,333	$27,812	$3,821	$(5,307)	$179,963

Following is the selected segment data as of and for the three-months ended March 31, 2006:

	Healthcare	Security and Industrial	Animal Applications	GPS and Radio Communications	Advanced Technology	InfoTech	Corporate/ Eliminations	Consolidated
Net revenue from external customers: Product	$4,777	$1,380	$10,925	$4,057	$2,990	$3,504	$--	$27,633
Service	69	324	417	263	3,221	415	--	4,709
	4,846	1,704	11,342	4,320	6,211	3,919	--	32,342
Inter-segment revenue - product	--	--	160	--	--	--	(160)	--
Total revenue	$4,846	$1,704	$11,502	$4,320	$6,211	$3,919	$(160)	$32,342

(Loss) income before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(674)	$(347)	$(70)	$(560)	$836	$(366)	$(1,849)	$(3,030)

Total assets	$36,895	$11,244	$83,402	$8,958	$34,426	$5,102	$1,840	$181,867

7. Capital Transactions of Subsidiaries

Net Gain/Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiaries

Gains where realized and losses on issuances of shares of stock by VeriChip, Digital Angel and InfoTech are reflected in the unaudited condensed consolidated statements of operations. We determined that such recognition of gains and losses on issuances of shares of stock by VeriChip, Digital Angel and InfoTech was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended March 31, 2007, we recorded a gain (loss) of $5.4 million and $(20,000), respectively, on the issuances of shares of VeriChip's and InfoTech’s common stock, and during the three-months ended March 31, 2006, we recorded a gain of $0.3 million and a de minimis amount on the issuances of shares of Digital Angel’s and InfoTech’s common stock, respectively. The gains and loss resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip, Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, we recorded a net loss of $4.8 million and $0.6 million during the three-months ended March 31, 2007 and 2006, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip, Digital Angel and InfoTech. The following is a summary of the capital transactions of VeriChip, Digital Angel and InfoTech:

VeriChip	Three-Months Ended March 31,	Three-Months Ended March 31,
	2007	2006
Issuance of common stock in initial public offering	3,100	--
Issuance of restricted common stock to employees	100	--
Total issuances of common stock	3,200	--

Proceeds from stock issuances, net of offering costs	$12,119	--
Average price per share	$3.79	--
Beginning ownership percentage	91.7%
Ending ownership percentage	60.0%
Change in ownership percentage	(31.7)%

Net gain on capital transactions of VeriChip (1)	$5,353	--
Loss attributable to changes in minority interest as a result of capital transactions of VeriChip (1)	$(4,690)	--

Digital Angel	Three-Months Ended March 31,		Three-Months Ended March 31,
	2007		2006
Issuances of common stock for restricted stock and stock options	--		344
Total issuances of common stock	--		344

Proceeds from stock issuances	--		$499
Average price per share	--		$1.45
Beginning ownership percentage	55.2%		55.4%
Ending ownership percentage	55.2%		55.0%
Change in ownership percentage	--		(0.4)%

Net gain on capital transactions of Digital Angel (1)	--		$286
Loss attributable to changes in minority interest as a result of capital transactions of Digital Angel (1)	$(130	)(2)	$(594)

InfoTech	Three-Months Ended March 31,	Three-Months Ended March 31,
	2007	2006
Issuances of common stock for restricted stock and stock options to employees	50	5
Total issuances of common stock	50	5

Proceeds from stock issuances	--	$2
Average price per share	--	$0.34
Beginning ownership percentage	52.0%	52.5%
Ending ownership percentage	50.9%	52.4%
Change in ownership percentage	(1.1)%	(0.1)%

Net loss on capital transactions of InfoTech (1)	$(21)	$--
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$25	$(45)

(1)
We have not provided a tax provision/benefit for the net gain on capital transactions of subsidiary and the loss attributable to changes in minority interest as a result of capital transactions of subsidiaries due to our current tax position and significant net operating loss carry forwards.

(2)	Amount resulted from changes in Digital Angel’s equity resulting from stock options and unvested restricted stock.

8. Stock Options and Restricted Stock

As of March 31, 2007, we have six stock-based employee stock plans (four of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively had eight stock-based employee compensation plans, all of which are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended 2006. We adopted the provisions of  SFAS, No. 123R Share Based Payment or, FAS 123R, on January 1, 2006 using the modified prospective application method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of those awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the three-months ended March 31, 2007 and 2006 were based on our historical experience. Upon adoption of FAS 123R, we elected to continue using the Black-Scholes valuation model.

On December 12, 2005, our, VeriChip's and Digital Angel’s boards of directors approved a proposal that provided for vesting on December 30, 2005 of substantially all of our then outstanding and unvested stock options previously awarded to our directors, employees and consultants. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The purpose of the accelerated vesting of the options granted was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006.

During the three-months ended March 31, 2007 and 2006, we recorded approximately $0.3 million and $0.3 million, respectively, in compensation expense related to stock options granted to our subsidiaries’ employees.

All of our and InfoTech’s stock options were fully vested as of December 31, 2006, and we and InfoTech did not grant any options during the three-months ended March 31, 2007. A summary of the status of our subsidiaries’ nonvested stock options as of March 31, 2007, and changes during the three-months ended March 31, 2007, is presented below (in thousands, except per share amounts):

VeriChip	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	50	$10.00
Granted	307	5.42
Vested	--	--
Forfeited or Expired	(17)	5.75
Nonvested at March 31, 2007	340	$6.36

Digital Angel	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	2,458	$2.64
Granted	260	1.86
Vested	--	--
Forfeited or Expired	(160)	2.24
Nonvested at March 31, 2007	2,558	$2.55

Thermo Life Energy Corp.	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	333	$0.11
Granted	--	--
Vested	(167)	0.11
Nonvested at March 31, 2007	166	$0.11

The weighted average per share fair value of options granted by our subsidiaries during the three-months ended March 31, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions (we, InfoTech and Thermo Life did not grant any options during the three-months ended March 31, 2007 and 2006):

VeriChip	Three-Months Ended March 31, 2007	Three-Months Ended March 31, 2006
Weighted-average per share fair value	$5.73	$15.77
Estimated option life	6.0 years	5.0 years
Risk free interest rate	4.51%	4.29%
Expected volatility	50.00%	60.00%
Expected dividend yield	0.00%	0.00%

Digital Angel	Three-Months Ended March 31, 2007	Three-Months Ended March 31, 2006
Weighted-average per share fair value	$1.86	--
Estimated option life	5.0 years	--
Risk free interest rate	4.60%	--
Weighted average volatility	83.76%	--
Expected dividend yield	0.00%	--

The computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility was determined based on historical volatility.

A summary of option activity under our option plans and the stock option plans of our subsidiaries as of March 31, 2007, and changes during the quarter then ended is presented below (in thousands, except per share amounts):

Applied Digital	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	6,166	$3.27
Granted	--	--
Exercised	(10)	1.50
Forfeited or Expired	(160)	7.70
Outstanding at March 31, 2007	5,996	$3.16	5.0	$42	*
Exercisable at March 31, 2007	5,996	$3.16	5.0	$42	*

__________
* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $1.57 at March 31, 2007, based upon its closing price on the NASDAQ.

VeriChip	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	2,099	$2.10
Granted	307	5.42
Exercised	--	--
Forfeited or Expired	(17)	5.75
Outstanding at March 31, 2007	2,389	$2.54	4.7	$8,690	*
Exercisable at March 31, 2007	2,049	$1.91	4.4	$8,750	*
__________
* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of VeriChip’s common stock was $6.18 at March 31, 2007 based upon its closing price on the NASDAQ.

Digital Angel	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	11,705	$3.84
Granted	260	2.75
Exercised	--	--
Forfeited or Expired	(345)	3.85
Outstanding at March 31, 2007	11,620	$3.81	7.37	$795	*
Exercisable at March 31, 2007	9,062	$3.99	6.84	$795	*
__________
* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s stock was $1.99 at March 31, 2007 based upon its closing price on the AMEX.

InfoTech	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	3,975	$0.38	4.2
Granted	--	--	--
Exercised	--	--	--
Forfeited or Expired	--	--	--
Outstanding at March 31, 2007	3,975	$0.38	3.9	$44	*
Exercisable at March 31, 2007	3,975	$0.38	3.9	$44	*
_________
* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.21 at March 31, 2007 based upon its closing price on the OTC.

Thermo Life Energy Corp.	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	4,390	$0.06
Granted	--
Exercised	--
Forfeited or Expired	--
Outstanding at March 31, 2007	4,390	$0.06	4.31	$--	*
Exercisable at March 31, 2007	4,223	$0.05	4.15	$--	*
__________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated market value of Thermo Life’s stock was $0.05 at March 31, 2007.

The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $3,100 and $0.5 million, respectively.

As of March 31, 2007, there was $4.9 million of total unrecognized compensation cost related to nonvested stock options granted under our subsidiaries’ plans.  That cost is expected to be recognized over a weighted-average period of 4.93 years.  The total fair value of options vested during the quarter ended March 31, 2007 and 2006, was $8,333 and $17,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the three-months ended March 31, 2007 and 2006, was $15,000 and $0.5 million, respectively.

Restricted Stock

In December 2006, we issued 0.1 million shares of our restricted common stock to our chief executive officer. Fifty percent (50%) of the restricted stock vested immediately and 50% will vest on December 31, 2008. We determined the value of the stock to be $0.2 million based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three month period ended March 31, 2007, $12,000 of compensation expense was recorded in connection with the restricted stock.

In December 2006, VeriChip issued 0.5 million shares of its restricted common stock to Mr. Scott Silverman, its chairman of the board and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or VeriChip terminates his employment for cause on or before December 31, 2008. VeriChip determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three month period ended March 31, 2007, VeriChip recorded compensation expense of approximately $0.5 million in connection with the restricted stock.

In March 2007, the VeriChip issued 0.1 million shares of its restricted common stock to two officers, which will vest on March 2, 2009. VeriChip determined the value of the stock to be $0.6 million based on the estimated value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. VeriChip recorded compensation expense of approximately $0.1 million in the three months ended March 31, 2007 associated with this restricted stock.

In March 2005, Digital Angel granted ours and Digital Angel’s chairman of the board, 0.1 million shares of its restricted stock. The restricted stock vested 50% on March 7, 2006 and 50% on March 7, 2007. Digital Angel determined the value of the stock to be $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock was amortized as compensation expense over the two year vesting period. In the three month period ended March 31, 2007 and 2006, Digital Angel recorded approximately $42,000 and $0.1 million of compensation expense, respectively, in connection with the restricted stock.

In February 2005, Digital Angel granted an employee 0.1 million shares of its restricted stock. The restricted stock vests 30% on February 25, 2006, 30% on February 25, 2007 and 40% on February 25, 2008. Digital Angel determined the value of the stock to be $0.3 million based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three month period March 31, 2007 and 2006, Digital Angel recorded approximately $21,000 and $17,000 of compensation expense, respectively, in connection with the restricted stock.

In January 2006, InfoTech granted ours and InfoTech’s chairman of the board and InfoTech’s chief executive officer 0.1 million and 0.1 million shares of its restricted stock, respectively. The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. InfoTech determined the aggregate value of the stock to be $0.1 million based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three-months ended March 31, 2007 and 2006, InfoTech recorded approximately $12,500 and $12,500 of compensation expense, respectively, in connection with the restricted stock.

9. Agreement With Former Chief Executive Officer

On December 5, 2006, we finalized and entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman, our chairman of the board and former chief executive officer. The agreement was entered into to (i) induce Mr. Silverman to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman in order to motivate him to accept the position as VeriChip’s chief executive officer, to maintain his status on our, Digital Angel’s, VeriChip's and InfoTech’s boards and to motivate him to improve the value of VeriChip.

On March 14, 2007, we made a partial payment of our obligation to Mr. Silverman under the December 5, 2006 Agreement in the form of 503,768 shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, and in cash.  These shares were issued under a letter agreement between Mr. Silverman and us dated March 14, 2007.  The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 Agreement, including our election to satisfy a portion of our obligation by issuing the 503,768 shares with a value as of March 14, 2007 of $735,501 and a cash payment of $264,499.  These shares were issued to Mr. Silverman outright with no risk of forfeiture.  Per the terms of the letter agreement, Mr. Silverman further agreed that he will not require us to make the remaining portion of the payment due to him under the December 5, 2006 Agreement of $2.3 million in cash until the earlier of April 1, 2008 or the receipt of funds by us in excess of $4.0 million in a single transaction resulting from (i) the issuance of our equity; or (ii) the sale of one of our assets, including the shares of Digital Angel or VeriChip common stock that we own.

Per the terms of the December 5, 2006 Agreement, we, at our sole discretion, subject to shareholder approval, may pay Mr. Silverman the remaining $2.3 million owed to him as of March 31, 2007 under the December 5, 2006 Agreement in shares of our common stock in lieu of cash, providing that we receive shareholder approval to issue the shares on or before August 2, 2007. If we do not obtain shareholder approval in such timeframe, the payment must be made in cash. In the event that we issue our common stock in payment of the remaining $2.3 million obligation, such stock shall be restricted (that is, subject to a substantial risk of forfeiture in the event that Mr. Silverman voluntarily resigns as the chairman and chief executive officer of VeriChip on or before December 31, 2008, or in the event that VeriChip terminates its employment agreement with Mr. Silverman for cause in accordance with that agreement). We have requested that our shareholders approve the payment in shares of our common stock at our annual meeting of shareholders, which is scheduled to be held on June 16, 2007. Our common stock issuable under the terms of the December 5, 2006 Agreement is subject to registration rights and price protection provisions.

10.  Income Taxes

We had an effective income tax rate of 2.9% and 0.7% in the three-months ended March 31, 2007 and 2006, respectively. Differences in our effective income tax rates from the statutory federal income tax rate arose primarily from state taxes, net of federal benefits, the increase of valuation allowances related to net operating loss carryforwards and foreign tax differences. As of March 31, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2007 and 2006.

•
Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•
If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

Upon adoption of FIN 48 on January 1, 2007, the opening balances of other long-term liability for income taxes and accumulated deficit were adjusted for the cumulative effect of applying the provisions of FIN 48:

	Other Long-Term Liability for Income Taxes	Accumulated Deficit
	(in thousands)
Balance at December 31, 2006	$--	$(468,596)
Remeasurement of income tax liability upon adoption of FIN 48	89	(89)
Balance at January 1, 2007	$89	$(468,685)

The impact upon adoption was to increase accumulated deficit by approximately $89,000, the total amount of unrecognized other long-term liabilities. This amount includes $75,000 of income taxes and $14,000 of tax-related interest and penalties (these tax related interest and penalties represented the total amounts of accrued income tax-related interest and penalties in other long-term liabilities as of March 31, 2007). If we had recorded the $89,000 as income tax expense it would have impacted our effective tax rate.

We, in combination with our various consolidated subsidiaries, Verichip, Digital Angel and InfoTech file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we, Verichip, Digital Angel and InfoTech are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003, 2001, 2003 and 2003, respectively. We do not currently have any examinations ongoing.

11. Related Party Transactions

The following related party transactions are eliminated in consolidation of ours and our subsidiaries results of operations to the extent of our ownership interest.

Agreement between VeriChip and Digital Angel

VeriChip and Digital Angel executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007, or the supply and development agreement. Under this agreement, Digital Angel is VeriChip’s sole supplier of human-implantable microchips.

VeriChip’s purchases of product under the supply and development agreement were approximately $0.0 million and $0.2 million in the three-months ended March 31, 2007 and 2006, respectively. Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008. As long as VeriChip continues to meet minimum purchase requirements, the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for the VeriChip’s customers for a fee as provided. VeriChip does not currently utilize this service.

The terms of the original supply and development agreement and each amendment to the agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.

Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by us. This new agreement expires on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party.

We do not anticipate generating more than nominal revenue from the sale of our human implantable microchips prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our human implantable systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

Transition Services Agreement Between Us and VeriChip

During the four years ended December 31, 2005, we provided certain general and administrative services to VeriChip including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are eliminated in consolidation, were determined based on VeriChip’s use of such services.

On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip's initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. There is no stated expiration date to the transition services agreement. The term of the amended and restated agreement will continue until such time as VeriChip requests that we cease performing the transition services, provided that we are not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by VeriChip that we cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in our delivery of the transition services or in VeriChip’s payment for those services. The services to be provided by us under the amended and restated transition services agreement are the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services.

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

The cost of these services to VeriChip was $0.2 million and $0.2 million in the three-months ended March 31, 2007 and 2006, respectively.

Loan Agreement with VeriChip

We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including accrued interest, into a $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

On October 6, 2006, we and VeriChip entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and changed the interest rate to a fixed rate of 12% per annum. Previously, VeriChip’s indebtedness to us bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. The amendment further provided that the loan matured in July 2008 but could be extended at our option through December 27, 2010.

On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8, 2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007, resulting in a balance due of approximately $11.6 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of March 31, 2007 approximately $11.8 million was outstanding under the loan.

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

The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:

Legal Fees Paid to Akin Gump Strauss Hauer & Feld LLP

During the three-months ended March 31, 2007 and 2006, VeriChip incurred legal fees of $0.0 million and $0.7 million, respectively, to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, had been a member of VeriChip’s board of directors since July 2005, and, as a result of his directorship services, holds fully vested options to purchase 0.1 million shares of our common stock. Effective March 8, 2007, Mr. Thompson resigned his directorship position with VeriChip.

Digital Angel’s subsidiary, DSD Holdings A/S, leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holdings’ administrative and production operations. The lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD Holdings. DSD Holdings leases the building from LANO Holding ApS. LANO Holding Aps is 100% owned by Lasse Nordfjeld, DSD Holdings’ CEO.

12. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of March 31, 2007, we have recorded approximately $3.1 million in reserves with respect to such claims, which includes a de minimus amount recorded during the three-months ended March 31, 2007 and 2006. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially adversely affected by changes in our estimates.

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

On April 12, 2007, pursuant to the Court’s mandatory settlement conference procedures, the parties entered into a settlement in principle as between us and PDSC, on the one hand, and Maudlin on the other hand. Under the parties’ agreement, we will be required to pay $450,000 in cash to Maudlin and his lawyers on or before May 14, 2007. We will also be required to deliver unrestricted shares of our common stock to Maudlin valued at $800,000 over the next two years on a schedule agreed to by the parties. We and Maudlin are in the process of formally documenting the settlement agreement. Upon completion of the documentation and our payment of the initial cash payment, the suit will be dismissed with prejudice. We may have a reduction of a portion of our accrued liability reserves as a result of this settlement.

Digital Angel Corporation v. Corporativo SCM, S.A. de C.V.

On or about June 2, 2005, Digital Angel filed a declaratory judgment action in the U.S. District Court for the District of Minnesota seeking to have the Court determine the rights and liabilities of Digital Angel under a 2002 distribution agreement with Corporativo SCM, S.A. de C.V., a Mexican company, that entered into a distribution agreement for a product that was then under development by Digital Angel but the development of which was subsequently abandoned. Since filing the declaratory judgment action, Digital Angel has entered into a settlement agreement and the Court dismissed the case on May 1, 2007.

13. Supplemental Cash Flow Information

In the three-months ended March 31, 2007 and 2006, we had the following non-cash investing and financing activities (in thousands):

	Three-Months Ended March 31, 2007	Three-Months Ended March 31, 2006

Issuance of shares for purchase of minority interest	$--	$907
Offering costs	284	440
Issuance of warrants in connection with debt	1,253	--
Financing of equipment through capital lease	112	--
Issuance of shares for services	745	--

Cash paid for:
Interest	485	96
Taxes	293	148

14. Subsequent Events

Acquisition of the Assets of McMurdo

On April 5, 2007, Digital Angel’s subsidiary, Signature, completed the acquisition of certain assets and customer contracts of McMurdo, a manufacturer of emergency location beacons. Signature purchased McMurdo for approximately $5.7 million in cash and will make an additional deferred payment ranging up to $3 million. The deferred payment will be determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007 and payable when the parties finalize a statement of the sales.

Signature entered into the Asset Sale and Purchase Agreement (the "Agreement") on December 14, 2006 with McMurdo, Digital Angel and Chemring. Pursuant to the Agreement, Signature acquired certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility which Signature has a license to occupy for a period of nine months from the Completion Date (as defined in the Agreement). Under the terms of the Agreement, Signature retained McMurdo’s employees related to the marine electronics business. Additionally, pursuant to the terms of the Agreement, Digital Angel guarantees to McMurdo, Signature's obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guarantees to Signature, McMurdo's obligations and liabilities to Signature under the Guaranteed Agreements.

Sale of OuterLink Corporation

On May 7, 2007, Digital Angel and Newcomb entered into the Stock Agreement under which Newcomb has agreed to purchase 100% of the issued and outstanding shares of stock of OuterLink, a wholly-owned subsidiary of Digital Angel. Newcomb has delivered a deposit and initial payment of one hundred thousand dollars ($100,000) in the form of a promissory note. If the closing does not take place by June 15, 2007 (other than because Newcomb failed to comply with its obligations under the

Agreement), the purchase price will be adjusted upward by an amount equal to 60% of the aggregate actual operating expenses of OuterLink, including operating expenses that may be paid or covered by Digital Angel for the period between June 16, 2007 and the closing, as mutually determined in good faith by the parties and assuming operations in the ordinary course of business.

The Stock Agreement contains customary representations and warranties of the parties and customary conditions to each party’s obligation to consummate the transaction. In addition to customary conditions, Newcomb’s obligation to consummate the transaction is subject to Newcomb obtaining all required financing in order to consummate the transaction and fund its working capital requirements by May 21, 2007, the Federal Communications Commission consenting to the transfer of control over OuterLink to Newcomb by June 29, 2007 and Digital Angel entering into a non-competition agreement with OuterLink effective from closing. In addition to customary conditions, Digital Angel’s obligation to consummate the transaction is subject to it receiving from Imperium, a discharge or release of any security interests, liens or encumbrances, including any pledge obligations, with respect to the shares of OuterLink’s stock, on terms and conditions that would not have a material adverse effect on the business, financial condition, operations, assets and liability of Digital Angel, taken as a whole.

If the closing does not take place prior to July 3, 2007, the Stock Agreement will be deemed terminated without further action by the parties. Additionally, if Digital Angel’s board of directors determines on or before June 29, 2007 that the sale of the shares of OuterLink’s stock pursuant to the Stock Agreement is inferior to any other bona fide offer made and that based on the advice of legal counsel Digital Angel is duty bound to accept the other bona fide offer, Digital Angel may terminate the Stock Agreement. If Digital Angel terminates the Stock Agreement for this reason, Digital Angel must return and cancel the initial deposit note and pay Newcomb $100,000 and reimburse Newcomb for its aggregate out of pocket costs and reasonable expenses in connection with the Stock Agreement.

Mr. Paul F. Newcomb, President of Newcomb, was the founder and President of the predecessor company to OuterLink, which Digital Angel acquired in January 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2006 Annual Report on Form 10-K, as amended.

Overview

We currently engage in the following principal business activities:

•	developing, marketing and selling RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications;

•
marketing visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing and marketing GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	developing and marketing service relationship management software and services and call center software;

•	marketing information technology, or IT, hardware and services; and

•	selling vibration monitoring systems.

Recent Events

Effective February 6, 2007, Digital Angel entered into the Debenture and Purchase Agreement with Imperium, and on April 5, 2007, Digital Angel used the majority of the proceeds from the Debenture to acquire the assets of McMurdo. On February 14, 2007, VeriChip completed an initial public offering of its common stock. Effective April 20, 2007, we changed our state of incorporation from Missouri to Delaware, and on May 7, 2007, Digital Angel entered into an agreement to sell the stock of its wholly-owned subsidiary, OuterLink. Each of these events is more fully described in Note 1 to our unaudited condensed consolidated financial statements.

Recent Financial Results

During the three-months ended March 31, 2007, we reported a loss of approximately $5.1 million as compared to a loss of approximately $3.0 million for the three-months ended March 31, 2006. Our operating activities used cash of $1.4 million and $0.5 million during the three-months ended March 31, 2007 and 2006, respectively. Historically, we have suffered losses and have not generated positive cash flows from operations. As of March 31, 2007, we had an accumulated deficit of approximately $473.8 million. Income (loss) by operating segment for the three-months ended March 31, 2007 and 2006 is presented below under the heading “Results of Operations.”

We operate in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology, and InfoTech.

Revenues from each of our segments for the three-months ended March 31, 2007 and 2006 were as follows:

	Three-Months Ended March 31,
Revenue:	2007	2006
	(in thousands)
Healthcare	$5,310	$4,846
Security and Industrial	2,063	1,704
Animal Applications	10,260	11,502
GPS and Radio Communications	5,739	4,320
Advanced Technology	4,993	6,211
InfoTech	3,041	3,919
“Corporate/Eliminations”	--	(160)
Total	$31,406	$32,342

Our sources of revenue consist of sales of products and services from our six operating segments. Our sources of revenue for the three-months ended March 31, 2007 and 2006 were as follows:

	Percentage of Total Revenue

Sources of Revenue:	Three-Months Ended March 31, 2007	Three-Months Ended March 31, 2006
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	16.9%	15.0%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial Segment	6.6%	5.3%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	32.7%	35.1%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	18.3%	13.4%

Voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	7.9%	13.5%

Service relationship management software and services from our Advanced Technology segment	5.3%	3.6%

Call center software and services from our Advanced Technology segment	2.6%	2.0%

IT hardware and services from our InfoTech segment	9.7%	12.1%
Total	100.0%	100.0%

Our significant sources of gross profit and gross profit percentage by product type for the three-months ended March 31, 2007 and 2006 were as follows:

Gross Profit and Percent of Total Gross Profit by Product Type For the Three-Months Ended March 31, 2007:	Gross Profit (in thousands)	Percent of Total Gross Profit

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$2,704	21.5%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	1,159	9.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	2,974	23.6%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	2,919	23.2%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	622	4.9%

Service relationship management software and services from our Advanced Technology segment	1,172	9.3%

Call center software and services from our Advanced Technology segment	428	3.5%

IT hardware and services from our InfoTech segment	601	4.8%
Total	$12,579	100.0%

Gross Profit and Percent of Total Gross Profit by Product Type For the Three-Months Ended March 31, 2006:	Gross Profit (in thousands)	Percent of Total Gross Profit

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$2,942	21.1%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	1,039	7.5%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	4,552	32.6%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	2,125	15.2%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	1,420	10.2%

Service relationship management software and services from our Advanced Technology segment	879	6.3%

Call center software and services from our Advanced Technology segment	263	1.9%

IT hardware and services from our InfoTech segment	723	5.2%
Total	$13,943	100.0%

The following table summarizes our results of operations as a percentage of revenue for the three-months ended March 31, 2007 and 2006, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to Revenue
	Three-Months Ended March 31,
	2007	2006
	%	%
Product revenue	84.2	85.4
Service revenue	15.8	14.6
Total revenue	100.0	100.0
Cost of products sold	51.1	50.5
Cost of services sold	8.8	6.4
Total cost of products and services sold	59.9	56.9

Gross profit	40.1	43.1

Operating costs and expenses:
Selling, general and administrative expense	54.6	44.6
Research and development	10.1	6.7
Total operating costs and expenses	64.7	51.3

Operating loss before other items	(24.6)	(8.2)

Interest and other income	3.2	0.9
Interest expense	(3.1)	(2.1)
Total other items	0.1	(1.2)

Loss before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(24.5)	(9.4)
Provision for income taxes	(0.5)	--
Loss before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(25.0)	(9.4)
Minority interest	6.9	1.4
Net gain on capital transactions of subsidiaries	17.0	0.9
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	(15.3)	(2.0)
Net loss	(16.4)	(9.1)

Results of Operations

(Loss) income before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments for the three-months ended March 31, 2007 and 2006 is set forth below (we evaluate segment performance based on stand-alone segment income as presented below):

	Three-Months Ended March 31,
	2007	2006
(Loss) income before taxes, minority interest and gain (loss) attributable to capital
transactions of subsidiaries by segment:	(in thousands)
Healthcare	$(2,517)	$(674)
Security and Industrial	(752)	(347)
Animal Applications	(2,458)	(70)
GPS and Radio Communications	(1,004)	(560)
Advanced Technology	626	836
InfoTech	(232)	(366)
“Corporate/Eliminations” (1)	(1,376)	(1,849)
Total	$(7,713)	$(3,030)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes also includes certain expense reductions and other income associated with companies sold or closed in 2001 and 2002, and certain interest expense and other expenses associated with corporate activities and functions.

Healthcare Segment

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three-Months Ended March 31, 2007	% Of Revenue	Three-Months Ended March 31, 2006	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,200	97.9%	$4,777	98.6%	$423	8.9%
Service	110	2.1	69	1.4	41	59.4
Total revenue	5,310	100.0	4,846	100.0	464	9.6
Gross Profit:
Product (1)	2,680	51.5	2,912	61.0	(232)	(8.0)
Service (2)	24	21.8	30	43.5	(6)	(20.0)
Total gross profit	2,704	50.9	2,942	60.7	(238)	(8.1)
Selling, general and administrative expense	3,989	75.1	2,989	61.7	1,000	33.5
Research and development	1,065	20.1	581	12.0	484	83.3
Interest and other income	31	0.6	18	0.4	13	72.2
Interest expense	(198)	(3.7)	(64)	(1.3)	134	NM (3)
Loss before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,517)	(47.4)%	$(674)	(13.9)%	$1,843	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our Healthcare segment’s revenue increased approximately $0.5 million in the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. The increase in revenue was due to an increase in sales of our infant protection systems of approximately $0.4 million, primarily reflecting our efforts to consolidate and rationalize our dealer network to increase the sales volumes our key dealers generate. Additionally, we experienced revenue growth associated with sales of RFID tags and other consumables relating to our infant protection systems.

Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit decreased approximately $0.2 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 primarily due to an increase in inventory and warranty reserves resulting from the consolidation of the operations of VeriChip's Canadian-based businesses. Gross profit margin decreased to 50.9% in the three-months ended March 31, 2007 compared to 60.7% in the three-months ended March 31, 2006 primarily as a result of the excess inventory and warranty reserves.

Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $1.0 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. The increase was primarily a result of increased staffing and associated costs related to the build out of our VeriMed infrastructure, stock-based compensation expense, additional costs associated with VeriChip being a public company (VeriChip completed its initial public offering on February 14, 2007) and expenses relating to the consolidation of the operations of VeriChip's Canadian-based businesses. As a percentage of our Healthcare segment’s revenue, selling, general and administrative expense was 75.1% and 61.7% in the three-months ended March 31, 2007 and 2006, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the previously mentioned increased costs in the three-months ended March 31, 2007.

Research and Development - Our Healthcare segment’s research and development expense increased approximately $0.5 million for the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. As a percentage of revenue, research and development expense was 20.1% in the three-months ended March 31, 2007 compared to 12.0% in the three-months ended March 31, 2006. The increase in our Healthcare segment’s research and development expense was primarily due to the continued development of our asset/staff location and identification system, and our initiative to integrate virtually all of our healthcare security systems on to a common technology platform.

Interest Expense - Our Healthcare segment’s interest expense increased approximately $0.1 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 due primarily to the increase in intercompany borrowings from Applied Digital.

Security and Industrial Segment

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three- Months Ended March 31, 2007	% Of Revenue	Three- Months Ended March 31, 2006	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$1,641	79.5%	$1,380	81.0%	$261	18.9%
Service	422	20.5	324	19.0	98	30.2
Total revenue	2,063	100.0	1,704	100.0	359	21.1
Gross Profit:
Product (1)	922	56.2	877	63.6	45	5.1
Service (2)	237	56.2	162	50.0	75	46.3
Total gross profit	1,159	56.2	1,039	61.0	120	11.5
Selling, general and administrative expense	1,410	68.3	1,018	59.7	392	38.5
Research and development	342	16.6	304	17.9	38	12.5
Interest and other income	31	1.5	--	--	31	--
Interest expense	(190)	(9.2)	(64)	(3.8)	126	NM	(3)
Loss before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(752)	(36.5)%	$(347)	(20.4)%	$405	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our Security and Industrial segment’s revenue increased approximately $0.4 million in the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. The increase in revenue reflects continued strong demand in the worldwide construction market. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments. Partially offsetting the increase in revenue during the three-months ended March 31, 2007 was a decrease in sales of our VeriGuard and VeriTrace implantable microchips of approximately $0.1 million. Currently, we are focusing our efforts on the build out of our VeriMed infrastructure rather than our promoting our VeriGuard and VeriTrace systems.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.1 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 primarily as a result of the increase in sales of our vibration monitoring instruments. Gross profit margin decreased to 56.2% in the three-months ended March 31, 2007 from 61.0% in the three-months ended March 31, 2006. The decrease in gross profit margin was due to an increase in materials handling and labor rates in the three-months ended March 31, 2007.

Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $0.4 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 68.3% and 59.7% in the three-months ended March 31, 2007 and 2006, respectively. The increase in selling, general and administrative expense and in selling, general and administrative expense as a percentage of revenue was primarily a result of sales and marketing initiatives during the three-months ended March 31, 2007 related to our vibration monitoring systems and stock based compensation expense.

Interest Expense - Our Security and Industrial segment’s interest expense increased approximately $0.1 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 due primarily to the increase in intercompany borrowings from Applied Digital.

Animal Applications Segment

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three- Months Ended March 31, 2007	% Of Revenue	Three- Months Ended March 31, 2006	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$10,207	99.5%	$10,925	95.0%	$(718)	(6.6)%
Service	53	0.5	417	3.6	(364)	(87.3)
Intercompany product	--	--	160	1.4	(160)	(100.0)
Total revenue	10,260	100.0	11,502	100.0	(1,242)	(10.8)
Gross Profit:
Product (1)	2,921	28.6	4,135	37.3	(1,214)	(29.4)
Service (2)	53	100.0	417	100.0	(364)	(87.3)
Intercompany product	--	--	99	61.9	(99)	(100.0)
Total gross profit	2,974	29.0	4,651	40.4	(1,677)	(36.1)
Selling, general and administrative expense	5,001	48.7	3,952	34.4	1,049	26.5
Research and development	602	5.9	795	6.9	(193)	(24.3)
Interest and other income	470	4.6	108	0.9	362	NM (3)
Interest expense	(299)	(2.9)	(82)	(0.7)	217	NM (3)
Loss before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,458)	(24.0)%	$(70)	(0.6)%	$2,388	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our Animal Applications segment’s revenue decreased approximately $1.2 million in the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. The decrease in revenue was principally due to a decrease in electronic identification and visual product sales to livestock customers of $0.7 million, a decrease in sales to fish and wildlife customers of $0.5 million and a decrease in sales to VeriChip Corporation of $0.2 million. The decrease in sales to livestock customers was primarily associated with a decrease in demand. U.S. livestock owners delayed entry of their cattle into the feed lots due to a rise in feed costs associated with drought conditions and to the use of corn to make ethanol products. The decrease in sales to fish and wildlife customers resulted from the completion of a large scale transponder project during 2006. These decreases were partially offset by an increase in visual product sales to livestock customers in South America of $0.1 million.

Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit decreased approximately $1.7 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 primarily as a result of decreased sales in the current period. Gross profit margin decreased to 29.0% in the three-months ended March 31, 2007 compared to 40.4% in the three-months ended March 31, 2006. The decrease in gross profit margin was due to a decrease in high margin engineering service revenue, a decrease in the average sales price for companion pet product shipped in the United States, higher material costs associated with fulfilling demand for companion pet products in the United States, warranty costs for e-tags shipped to Canada and increased overhead costs associated with the startup of molding operations in our St. Paul facility.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $1.0 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. The increase was primarily a result of legal expenses of $0.8 million related primarily to the maintenance and protection of the Company’s intellectual property, $0.1 million of stock-based compensation expense and increased selling, general and administrative expenses in our South American subsidiaries of $0.1 million. As a percentage of our Animal Applications segment’s revenue, selling, general and administrative expense was 48.7% and 34.4% in the three-months ended March 31, 2007 and 2006, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the increase in expenses and decrease in sales in the current period.

Research and Development - Our Animal Applications segment’s research and development expense decreased approximately $0.2 million for the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. As a percentage of revenue, research and development expense was 5.9% for the three-months ended March 31, 2007 compared to 6.9% for the three-months ended March 31, 2006. Research and development expense for the three-months ended March 31, 2007 was primarily due to new product development related to RFID microchips and associated scanners.

Interest and Other Income - Our Animal Applications segment’s interest and other income increased approximately $0.4 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. The increase is primarily a result of the revaluation of the Warrants that were issued to Imperium in February 6, 2007. The Warrants were required to be recorded as a liability under the applicable accounting pronouncements, and the liability is required to be revalued at each reporting period. Increases and decreases in the value of the warrant liability result in increases and decreases in other income.

Interest Expense - Our Animal Applications segment’s interest expense increased approximately $0.2 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 due primarily to interest, discount amortization and deferred debt cost amortization associated with Digital Angel’s Debenture with Imperium, which was issued in February 2007.

GPS and Radio Communications Segment

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three- Months Ended March 31, 2007	% Of Revenue	Three- Months Ended March 31, 2006	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,265	91.7%	$4,057	93.9%	$1,208	29.8%
Service	474	8.3	263	6.1	211	80.2
Total revenue	5,739	100.0	4,320	100.0	1,419	32.8
Gross Profit:
Product (1)	2,847	54.1	2,141	52.8	706	33.0
Service (2)	72	15.2	(16)	(6.1)	88	NM (3)
Total gross profit	2,919	50.9	2,125	49.2	794	37.4
Selling, general and administrative expense	2,826	49.2	2,280	52.8	546	23.9
Research and development	1,071	18.7	395	9.1	676	NM (3)
Interest and other income	--	--	3	0.1	(3)	(100.0)
Interest expense	(26)	(0.5)	(13)	(0.3)	13	(92.3)
Loss before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,004)	(17.5)%	$(560)	(13.0)%	$444	79.3%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)	NM = Not meaningful because the percentage is greater than 100%.

Revenue - Our GPS and Radio Communications segment’s revenue increased approximately $1.4 million in the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. The increase primarily relates to increased revenue at Signature of $1.2 million and at OuterLink of $0.2 million. The increase at Signature relates to an increase in sales of Signature’s SARBE products of $0.6 million, an increase in sales of Signature’s alarm products of $0.3 million and an increase in sales at Signature’s Radio Hire division of $0.3 million. The increase in revenue at OuterLink relates primarily to the contract with the South Carolina National Guard to provide a satellite-based automatic flight following system.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $0.8 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 primarily as a result of increased sales in the current period. Gross profit margin increased to 50.9% in the three-months ended March 31, 2007 compared to 49.2% in the three-months ended March 31, 2006. The increase in gross profit margin was due to lower material costs as a percentage of revenue at Signature.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $0.5 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. The increase was primarily due to increased selling, general and administrative expenses at Signature. As a percentage of our GPS and Radio Communications segment’s revenue, selling general and administrative expense was 49.2% and 52.8% in the three-months ended March 31, 2007 and 2006, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the increase in sales in the current period.

Research and Development - Our GPS and Radio Communications segment’s research and development expense increased approximately $0.7 million for the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. As a percentage of revenue, research and development expense was 18.7% for the three-months ended March 31, 2007 compared to 9.1% in the three-months ended March 31, 2006. Research and development expense for the three-months ended March 31, 2007 was primarily due to the development of the 406.6MHz product family at Signature, which will replace the URT33 beacon. The URT33 will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by the COSPAS-SARSAT Satellite System on February 1, 2009.

Advanced Technology Segment

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three- Months Ended March 31, 2007	% Of Revenue	Three- Months Ended March 31, 2006	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$1,502	30.1%	$2,990	48.1%	$(1,488)	(49.8)%
Service	3,491	69.9	3,221	51.9	270	8.4
Total revenue	4,993	100.0	6,211	100.0	(1,218)	(19.6)
Gross Profit:
Product (1)	509	33.9	628	21.0	(119)	(18.9)
Service (2)	1,713	49.1	1,934	60.0	(221)	(11.4)
Total gross profit	2,222	44.5	2,562	41.2	(340)	(13.3)
Selling, general and administrative expense	1,706	34.2	1,730	27.9	(24)	(1.4)
Research and development	96	1.9	97	1.6	(1)	(1.0)
Interest and other income	231	4.6	131	2.1	100	76.3
Interest expense	(25)	(0.5)	(30)	(0.5)	(5)	(16.7)
Income before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$626	12.5%	$836	13.5%	$(210)	(25.1)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Our Advanced Technology segment’s revenue decreased approximately $1.2 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. Sales of our voice, data and video telecommunications networks decreased approximately $1.9 million. This decrease was partially offset by increased sales of our service relationship management software and related services and sales of our call center software of approximately $0.4 million and $0.1 million, respectively. During the three-months ended March 31, 2006, we recognized approximately $0.7 million of revenue from a U.S. Postal Service, or USPS, contract, which had been terminated by the USPS for convenience in the first quarter of 2005. Per the terms of the contract, we were entitled to be paid for work performed under the contract. We are in the process of finalizing our settlement with the USPS for the recovery of additional amounts that we incurred. We estimate that we will receive approximately $1.5 million in the second quarter of 2007 as a result of the settlement.

Gross Profit and Gross Profit Margin - Advanced Technology’s gross profit decreased approximately $0.3 million in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 primarily as a result of decreased gross profit on sales of our voice, data and video telecommunications networks, which was partially offset by increased gross profit on sales of our customer relationship management software and services. Sales of voice, data and video telecommunications networks generated gross profit of approximately $0.7 million in the three-months ended March 31, 2007, representing 28.0% of the gross profit generated by our Advanced Technology segment in the three-months ended March 31, 2007, compared to $1.4 million, or 55.4% of the segment’s gross profit in the three-months ended March 31, 2006. Approximately $0.5 million of the gross profit from our voice, data and video telecommunications networks business in the three-months ended March 31, 2006, resulted from the profit earned on the revenue from the USPS contract, as discussed above. Sales of our service relationship management software and services generated gross profit of approximately $1.2 million in the three-months ended March 31, 2007, representing 52.7% of the gross profit generated by our Advanced Technology segment in the three-months ended March 31, 2007, compared to $0.9 million, or 34.3%, of the segment’s gross profit in the three-months ended March 31, 2006.

The gross profit margin for our Advanced Technology segment’s voice, data and video telecommunications networks business was 25.1% in the three-months ended March 31, 2007 compared to 32.6% in three-months ended March 31, 2006. The higher gross profit margin in the three-months ended March 31, 2006 resulted from the profit realized on the USPS contract. The gross profit margin for our service relationship management software and services was 70.0% in the three-months ended March 31, 2007 compared to 72.9% in three-months ended March 31, 2006. The overall gross profit margin for the Advanced Technology segment was 44.5% in the three-months ended March 31, 2007 compared to 41.2% in the three-months ended March 31, 2006. The increase in the gross profit margin primarily reflected increased sales from our service relationship management software business.

Selling, General and Administrative Expense and Research and Development- Advanced Technology’s selling, general and administrative expense and research and development expense remained relatively constant in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006.

Interest and Other Income - Advanced Technology’s interest and other income increased approximately $0.1 million in the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006. The increase related primarily to intercompany interest income for our service relationship management software business. This intercompany income is fully eliminated in consolidation of our financial statements.

InfoTech Segment

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three- Months Ended March 31, 2007	% Of Revenue	Three- Months Ended March 31, 2006	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,614	86.0%	$3,504	89.4%	$(890)	(25.4)%
Service	427	14.0	415	10.6	12	2.9
Total revenue	3,041	100.0	3,919	100.0	(878)	(22.4)
Gross Profit:
Product (1)	488	18.7	609	17.4	(121)	(19.9)
Service (2)	113	26.5	114	27.5	(1)	(0.9)
Total gross profit	601	19.8	723	18.4	(122)	(16.9)
Selling, general and administrative expense	814	26.8	1,068	27.3	(254)	(23.8)
Interest and other income	42	1.4	38	(1.0)	4	10.5
Interest expense	(61)	(2.0)	(59)	(1.5)	2	3.4
Loss before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(232)	(7.6)%	$(366)	(9.3)%	$(134)	(36.6)%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - InfoTech’s product revenue for the three-months ended March 31, 2007 decreased approximately $0.9 million as compared to the three-months ended March 31, 2006 primarily as a result of an overall decrease in sales to our large customers. Service revenue was relatively constant in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006.

Gross Profit and Gross Profit Margin - InfoTech’s gross profit decreased in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006 due primarily to the decrease in product revenue. Total gross profit margin increased from 18.4% in the three-months ended March 31, 2006 to 19.8% in the three-months ended March 31, 2007. The increase was due to improved product margins.

Selling, General and Administrative Expense - InfoTech’s selling, general and administrative expense decreased approximately $0.3 million primarily due to the one time charge of $0.1 in the quarter ended March 31, 2006 for stock based compensation expense stemming from the adoption of FAS 123(R), as well as a decrease in severance and accounting expenses in the three-months ended March 31, 2007 compared to the three-months ended March 31, 2006. As a percentage of InfoTech’s revenue, selling, general and administrative expense was 26.8% and 27.3% in the three-months ended March 31, 2007 and 2006, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to the decrease in expenses.

“Corporate/Eliminations”

Three-Months Ended March 31, 2007 Compared to the Three-Months Ended March 31, 2006

	Three- Months Ended March 31, 2007	Three- Months Ended March 31, 2006	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$--	$(160)	$(160)	(100.0)%
Total	--	(160)	(160)	(100.0)
Gross Profit:
Elimination of intercompany product gross profit	--	(99)	(99)	(100.0)
Total	--	(99)	(99)	(100.0)
Selling, general and administrative expense	1,402	1,385	17	1.2
Research and development	--	(1)	1	100.0
Interest and other income (expense)	203	(7)	210	NM (1)
Interest expense	(177)	(359)	(182)	(50.7)
Loss before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,376)	$(1,849)	$(473)	(25.6)%
(1) NM = Not meaningful because the percentage is greater than 100%.

Interest and Other Income - Corporate/Elimination’s interest and other income is primarily a function of short-term investments and interest earned on notes receivable. The increase in interest and other income of approximately $0.2 million during the three-months ended March 31, 2007 as compared to the three-months ended March 31, 2006 was due primarily to the reversal in the three-months ended March 31, 2007 of certain liabilities of a business unit closed during 2002.

Interest Expense - Corporate/Elimination’s interest expense was approximately $0.2 million during the three-months ended March 31, 2007 compared to $0.4 million in the three-months ended March 31, 2006. The decrease in interest expense is a function of the elimination of additional inter-company interest expense, primarily as a result of increased intercompany borrowings by VeriChip.

Income Taxes

We had an effective income tax rate of 2.9% and 0.7% in the three-months ended March 31, 2007 and 2006, respectively. Differences in our effective income tax rates from the statutory federal income tax rate arose primarily from state taxes, net of federal benefits, the increase of valuation allowances related to net operating loss carryforwards and foreign tax differences. As of March 31, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses.

Net Gain/Loss on Capital Transactions of Subsidiaries and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries

 Gains where realized and losses on issuances of shares of stock by VeriChip, Digital Angel and InfoTech are reflected in our unaudited condensed consolidated statements of operations. We determined that such recognition of gains and losses on issuances of shares of stock by VeriChip, Digital Angel and

InfoTech was appropriate because we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended March 31, 2007 and 2006, we recorded a gain of $5.3 million and $0.3 million, respectively, on the issuances of shares of VeriChip’s, Digital Angel’s and InfoTech’s common stock. The gains and loss resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip, Digital Angel and InfoTech and the net proceeds from the issuances of the stock.

In addition, we recorded a loss of $4.8 million and $0.6 million during the three-months ended March 31, 2007 and 2006, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip, Digital Angel and InfoTech. These gains and losses are more fully described in Note 7 to our unaudited condensed consolidated financial statements.

Net Income

We reported net loss of approximately $5.1 million and $3.0 million for the three-months ended March 31, 2007 and 2006, respectively. The increase in the net loss resulted primarily from the (i) decrease in product sales; (ii) increase in research and development related to our locator beacons and RFID healthcare systems: (iii) increase in stock-based compensation expense due primarily to the issuance of stock options; (iv) additional investment in our VeriMed patient identification infrastructure; and (v) costs associated with defending our implantable microchip patent. Each of these items is more fully discussed above in the context of the appropriate segment.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, cash and cash equivalents totaled $26.1 million, an increase of $18.7 million from $7.4 million at December 31, 2006. The increase in cash resulted from financing activities of VeriChip and Digital Angel as discussed below.

Operating activities used cash of $1.4 million and $0.5 million during the three-months ended March 31, 2007 and 2006, respectively. During the three-months ended March 31, 2007, cash was used primarily to fund losses and for payment of accounts payable, accrued expenses and other liabilities as well as for purchases of inventory. During the three-months ended March 31, 2006, cash was used primarily to fund losses and for payment of accounts payable, accrued expenses and other liabilities as well as for purchases of inventory.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $5.4 million, or 23.6%, to $17.5 million at March 31, 2007, from $22.9 million at December 31, 2006. The decrease was primarily due to improved collections during the three-months ended March 31, 2007.

•	Inventories remained relatively constant at $14.5 million and $14.3 million at March 31, 2007 and December 31, 2006, respectively.

•
Accounts payable decreased $1.4 million, or 7.4%, to $17.3 million at March 31, 2007 compared to $18.7 million at December 31, 2006. The decrease was primarily due to payments of initial public offering costs by VeriChip during the three-months ended March 31, 2007.

•
Accrued expenses decreased $1.8 million, or 9.4%, to $17.3 million at March 31, 2007 compared to $19.1 million at December 31, 2006. The decrease was primarily a result of the payment of initial public offering costs that were accrued by VeriChip as of December 31, 2006 and paid during the three-months ended March 31, 2007.

Investing activities used cash of $0.7 million and $0.4 million during the three-months ended March 31, 2007 and 2006, respectively. During the three-months ended March 31, 2007 cash was used primarily to purchase approximately $0.7 million of property and equipment. During the three-months ended March 31, 2006, cash of $0.2 million was provided by notes receivable and other assets, and cash of $0.6 million was used to purchase property and equipment.

Financing activities provided cash of $20.9 million and $0.5 million during the three-months ended March 31, 2007 and 2006, respectively. During the three-months ended March 31, 2007 cash of approximately $15.8 million was provided by VeriChip’s initial public offering and cash of $6.0 million was provided by Digital Angel’s loan with Imperium. During the three-months ended March 31, 2006, cash of $0.5 million was provided from the issuances of common shares and exercise of subsidiary options, $1.0 million of cash was provided by proceeds from long-term debt, offset by $1.5 million used for payments of debt and $0.5 million in deferred offering cost related to VeriChip’s initial public offering.

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

Royal Bank of Canada Credit Agreement

VeriChip's subsidiary, VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately USD $1.3 million based on the exchange rate as of March 31, 2007, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement of VHI. At March 31, 2007, approximately $1.2 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and are guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets.

Loan Agreement with VeriChip

We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including accrued interest, into a $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

On October 6, 2006, we and VeriChip entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and changed the interest rate to a fixed rate of 12% per annum. Previously, VeriChip’s indebtedness to us bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. The amendment further provided that the loan matured in July 2008 but could be extended at our option through December 27, 2010.

On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip may have incurred to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8,

2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007, leaving a balance due on February 14, 2007 of approximately $11.6 million. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of March 31, 2007 approximately $11.8 million was outstanding under the loan.

The loan is collateralized by interests in all property and assets of VeriChip, including the stock of VeriChip’s subsidiaries, but is not secured by any of the property or assets of VeriChip’s subsidiaries.

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement

Digital Angel entered into a 10.25% $6.0 million Debenture and corresponding Purchase Agreement with Imperium, dated effective February 6, 2007. The Debenture and Purchase Agreement are more fully described in Note 5 to our condensed consolidated financial statements. The proceeds of the Debenture were used by Digital Angel primarily to fund its acquisition of certain assets of McMurdo, as more fully described in Note 14 to our unaudited condensed consolidated financial statements.

The Debenture contains certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that Digital Angel and its subsidiary, Signature Industries Limited, or Signature, are required to maintain. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default. Upon the occurrence of a default, Imperium can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. At March 31, 2007, Digital Angel was not in compliance with certain of these covenants. Digital Angel received a waiver and entered into an amendment in connection with these covenant violations as more fully described in Note 5 to our unaudited condensed consolidated financial statements.

Revolving Invoice Funding Facility

On March 23, 2007, Digital Angel entered into a revolving invoice funding facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A (Greater Bay). Pursuant to the agreement, Digital Angel agreed to sell and assign to Greater Bay all rights, title and interest in the accounts receivable of it subsidiaries, Digital Angel Technology Corporation and OuterLink. Under the agreement, Greater Bay agreed to advance 80% of the eligible receivables, as defined, not to exceed a maximum of $5.0 million at any given time, and to advance the remaining 20% of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank prime rate (8.25% at March 31, 2007) plus 3.00%. The facility has an initial term of 12 months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to Digital Angel’s accounts receivable. As of March 31, 2007, approximately $4.0 million of Digital Angel’s receivables were financed under the invoice funding facility.

Line of Credit - DSD Holdings

DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, or Daploma, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately USD

$2.1 million at March 31, 2007) to DKK 18 million (approximately $3.2 million at March 31, 2007). In connection with the amendment, Digital Angel executed a Letter of Support which confirms that Digital Angel shall maintain their holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At March 31, 2007, the annual interest rate on the facility was 6.2%. Borrowing availability under the credit facility considers guarantees outstanding. At March 31, 2007, the borrowing availability on the credit agreement was DKK 0.3 million (approximately $53,000 at March 31, 2007). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.

Note Payable-DSD Holdings

As of March 31, 2007, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million (USD $59,000 at March 31, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 6.0% at March 31, 2007.

Mortgage Notes Payable

Digital Angel is a party to a mortgage note payable collateralized by land and building. Principal and interest payments totaling approximately $30,000 are payable monthly. Payments are due through November of 2010. The interest rate on the note is fixed at 8.2%. As of March 31, 2007, the amount outstanding under the mortgage note payable was $2.2 million.

Equipment Loans

DSD Holdings is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.5 million ($79,300 at March 31, 2007) are payable monthly. Payments are due through July 2010. The interest rate on the loans is variable and range from 6.00% to 8.14% as of March 31, 2007.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo, as amended from time to time, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2008, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of March 31, 2007, the borrowing base was approximately $0.4 million, the letters of credit were approximately $0.8 million, $0.2 million in borrowings were outstanding under the credit facility, and approximately $0.2 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent.

In connection with the execution of the Wells Fargo credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit LLC. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party by written notice. As of March 31, 2007, $0.2 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheet in accounts payable and accrued expenses.

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

Financial Condition

As of March 31, 2007, our consolidated cash and cash equivalents totaled $26.1 million. VeriChip had a cash balance of $12.2 million, Digital Angel had a cash balance of $8.7 million, InfoTech had a cash balance of $0.2 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of approximately $5.0 million.

We believe that we have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

•	First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

•	Second, we will attempt to develop an effective marketing and sales strategy in order to grow our businesses and compete successfully in our markets;

•	Third, we will attempt to expand the market for our Bio Thermo™ and VeriMed products; and

•	Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel in order to provide us with an appropriate return on our investment.

Our management believes that the above plan can be effectively implemented.

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

Outlook

We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases that complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.

During the remainder of 2007, and during 2008, we expect to reverse certain liabilities in amounts up to $8.7 million related to businesses that we sold or closed during 2001 and 2002. A significant portion of these liabilities related to our discontinued operations. These liabilities have not been guaranteed by us and we do not intend to repay these liabilities. The reversal of these liabilities will have a favorable impact on our financial condition and results of operation.

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or FAS 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS 156 - Accounting for Servicing of Financial Assets, or FAS 156, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. FAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of FAS 156 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon our adoption of FIN 48 on January 1, 2006, we recorded a charge of $89,000 to accumulated deficit. The impact of FIN 48 is more fully disclosed in Note 10 to our unaudited condensed consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our results of operations or financial condition.

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

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™ and Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to maintain compliance with the covenants under our credit facilities;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences; and

•	all statements referring to the future or future events.

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

The information in this Form 10-Q is as of March 31, 2007, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with our Canadian, European and South American subsidiaries, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of March 31, 2007, our debt consisted of a senior secured note with Laurus with a fixed interest rate, VeriChip’s borrowings under its credit agreement with the RBC bearing interest at the Bank of Canada prime plus 1%, InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, Digital Angel’s borrowings under the Debenture with a fixed interest rate, its borrowings under Danish credit facilities bearing interest at prime plus 2%, an equipment loan bearing variable interest rates ranging from 6.00% to 8.14%, and a mortgage and capitalized leases with fixed or implicit interest rates.

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

The table below presents the principal amount and weighted-average interest rate for our debt portfolio (the fair value of our debt with variable interest rates reflects its carrying value):

Dollars in Thousands	Carrying Value at March 31, 2007
Total notes payable and long-term debt	$26,486
Notes payable bearing interest at fixed interest rates	$21,517
Weighted-average interest rate during the three-months ended March 31, 2007	14.5%

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended March 31, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s first fiscal quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of March 31, 2007, we have recorded approximately $3.1 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected by changes in our estimates. See Note 12 to our unaudited condensed consolidated financial statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Maudlin Suit

On October 22, 2003, Melvin Maudlin, a former employee of PDSC, filed suit in the Superior Court of the State of California for the County of Orange against PDSC, Hark Vasa, a former employee at PDSC, and us in connection with a purported trust agreement involving PDSC which, according to Mr. Maudlin, provided that he was to receive monthly payments of $10,000 for approximately 17 years. The suit is more fully discussed in Part I., Item 12. Legal Proceedings in this Form 10-Q. On April 12, 2007, the parties entered into a settlement in principle as between us and PDSC, on the one hand, and Maudlin on the other hand. Under the parties’ agreement, we will be required to pay $450,000 in cash to Maudlin and his lawyers on or before May 14, 2007. We will also be required to deliver unrestricted shares of our common stock to Maudlin valued at $800,000 over the next two years on a schedule agreed to by the parties. We and Maudlin are in the process of formally documenting the settlement agreement. Upon completion of the documentation and our payment of the initial cash payment, the suit will be dismissed with prejudice.

Sale of OuterLink Corporation

On May 7, 2007, Digital Angel Corporation and Newcomb Communications, Inc., or Newcomb, entered into a Stock Purchase Agreement, or the Stock Agreement, under which Newcomb has agreed to purchase 100% of the issued and outstanding shares of stock of OuterLink Corporation, a wholly-owned subsidiary of Digital Angel Corporation. Newcomb has delivered a deposit and initial payment of one hundred thousand dollars ($100,000) in the form of a promissory note. If the closing does not take place by June 15, 2007 (other than because Newcomb failed to comply with its obligations under the Agreement), the purchase price will be adjusted upward by an amount equal to 60% of the aggregate actual operating expenses of OuterLink, including operating expenses that may be paid or covered by Digital Angel for the period between June 16, 2007 and the closing, as mutually determined in good faith by the parties and assuming operations in the ordinary course of business.

The Stock Agreement contains customary representations and warranties of the parties and customary conditions to each party’s obligation to consummate the transaction. In addition to customary conditions, Newcomb’s obligation to consummate the transaction is subject to Newcomb obtaining all required financing in order to consummate the transaction and fund its working capital requirements by May 21, 2007, the Federal Communications Commission consenting to the transfer of control over OuterLink to Newcomb by June 29, 2007 and Digital Angel entering into a non-competition agreement with OuterLink effective from closing. In addition to customary conditions, Digital Angel’s obligation to consummate the transaction is subject to it receiving from Imperium, a discharge or release of any security interests, liens or encumbrances, including any pledge obligations, with respect to the shares of OuterLink’s stock, on terms and conditions that would not have a material adverse effect on the business, financial condition, operations, assets and liability of Digital Angel, taken as a whole.

If the closing does not take place prior to July 3, 2007, the Stock Agreement will be deemed terminated without further action by the parties. Additionally, if Digital Angel’s board of directors determines on or before June 29, 2007 that the sale of the shares of OuterLink’s stock pursuant to the Stock Agreement is inferior to any other bona fide offer made and that based on the advice of legal counsel Digital Angel is duty bound to accept the other bona fide offer, Digital Angel may terminate the Stock Agreement. If Digital Angel terminates the Stock Agreement for this reason, Digital Angel must return and cancel the initial deposit note and pay Newcomb $100,000 and reimburse Newcomb for its aggregate out of pocket costs and reasonable expenses in connection with the Stock Agreement.

Mr. Paul F. Newcomb, President of Newcomb, was the founder and President of the predecessor company to OuterLink, which Digital Angel acquired in January 2004.

The Stock Agreement is included as Exhibit 10.17 to this form 10-Q.

Waiver and Amendment No. 4 to Securities Purchase Agreement

Effective February 6, 2007, Digital Angel entered into a Securities Purchase Agreement, or Purchase Agreement, with Imperium Master Fund, Ltd., or Imperium. Under the terms of the Purchase Agreement, Digital Angel sold to Imperium a 10.25% Senior Secured Debenture, or the Debenture, in the original principal amount of $6.0 million and a five-year warrant to purchase 699,600 shares of Digital

Angel’s common stock. The Debenture contains certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that Digital Angel and its subsidiary, Signature Industries Limited, or Signature, are required to maintain. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default. Upon the occurrence of a default, Imperium can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. On March 31, 2007, Digital Angel was not in compliance with a minimum net tangible asset ratio under the terms of its Debenture and Purchase Agreement with Imperium. Imperium waived the requirement as of March 31, 2007. Digital Angel regained compliance with the minimum net tangible asset ratio covenant on April 5, 2007, as a result of its acquisition of McMurdo. Also, on March 31, 2007, Digital Angel was not in compliance with the limitation on the amount of Signature’s liabilities, which under the Purchase Agreement were required at all times to be less than $2.0 million. On May 7, 2007, Imperium and Digital Angel entered into Amendment No. 4 to the Purchase Agreement, or the Amendment, to reset the amount of liabilities that Signature could incur. In addition, the Amendment provides that Digital Angel enter into a revised and restructured Purchase Agreement with Imperium, with a binding term sheet setting forth mutually acceptable terms executed by June 7, 2007 and a revised Purchase Agreement executed by July 7, 2007. The failure to meet either of these deadlines would be considered an event of default under the Purchase Agreement, and thereafter the interest rate would be increased from 10.25% to 15.25% per annum. The increase in the interest rate would be the sole and exclusive remedy for such an event of default. The Amendment is included as Exhibit 10.18 to this Form 10-Q.

First Amendment to Amended and Restated Supply, License and Development Agreement

On May 9, 2007, Digital Angel Corporation and VeriChip Corporation entered into a First Amendment to Amended and Restated Supply, License and Development Agreement. Under the terms of the amendment, Digital Angel has agreed to extend the minimum purchase requirement due to be purchased by VeriChip Corporation under the agreement by one year and to extended the term of the original agreement by one year. The amendment is included as Exhibit 10.16 to this Form 10-Q.

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

Applied Digital Solutions, Inc. (Registrant)

Dated: May 10, 2007	By:	/S/ LORRAINE M. BREECE
Lorraine M. Breece Senior Vice President, Acting Chief Financial Officer

EXHIBITS
Exhibit
No.	Description

2.1
Reincorporation Agreement and Plan of Merger dated March 30, 2007 between Applied Digital Solutions, Inc., a Missouri corporation, and Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 the registrant’s Form 8-K filed with the Commission on April 25, 2007)

3.1	Certificate of Incorporation of Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 the registrant’s Form 8-K filed with the Commission on April 25, 2007)

3.2	Bylaws of Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 the registrant’s Form 8-K filed with the Commission on April 25, 2007)

10.1
Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.1 the registrant’s Form 8-K filed with the Commission on February 12, 2007)

10.2
10.25% Senior Secured Debenture payable to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.2 the registrant’s Form 8-K filed with the Commission on February 12, 2007)

10.3
Warrant to Purchase Common Stock issued to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.3 the registrant’s Form 8-K filed with the Commission on February 12, 2007)

10.4
Securities Agreement between Digital Angel Corporation, Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC, Imperium Advisers, LLC and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.4 the registrant’s Form 8-K filed with the Commission on February 12, 2007)

10.5
Subsidiary Guarantee between Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC and Imperium Advisers, LLC dated February 6, 2007 (incorporated by reference to Exhibit 10.5 the registrant’s Form 8-K filed with the Commission on February 12, 2007)

10.6
Registration Rights Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.6 the registrant’s Form 8-K filed with the Commission on February 12, 2007)

10.7
Second Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.1 the registrant’s Form 8-K filed with the Commission on January 24, 2007)

10.8
Second Amended and Restated Revolving Line of Credit Note between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.2 the registrant’s Form 8-K filed with the Commission on January 24, 2007)

10.9
Second Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.3 the registrant’s Form 8-K filed with the Commission on January 24, 2007)

10.10
Third Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on February 14, 2007)

10.11
Third Amended and Restated Revolving Line of Credit Note Working Capital between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on February 14, 2007)

10.12
Third Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on February 14, 2007)

10.13
Fourth Amendment to Commercial Loan Agreement and Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 13, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on February 14, 2007)

10.14
Underwriting Agreement among Merriman Curhan Ford & Co., C.E. Unterberg, Towbin, LLC and Kaufman Bros., L.P., as the representatives of the underwriters, VeriChip Corporation and Applied Digital Solutions, Inc. dated February 9, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the Commission on February 14, 2007)

10.15	VeriChip Corporation Executive Management Change in Control Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on March 8, 2007)

10.16†	First amendment to Amended and Restated Supply, License and Development Agreement dated May 9, 2007 between Digital Angel Corporation and VeriChip Corporation*

10.17	Stock Purchase Agreement dated May 7, 2007 between Digital Angel Corporation and Newcomb Communications, Inc.*

10.18	Amendment No. 4 to Securities Purchase Agreement dated May 7, 2007 by and between Digital Angel Corporation and Imperium Master Fund, Ltd.*

31.1	Certification by Michael E. Krawitz, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Acting Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______
* - Filed herewith
† - Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities Exchange Commission.