Form 10-Q
period 2007-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2007-08-09
CIK 924642

As Filed with the Securities and Exchange Commission on August 9, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 0-26020
APPLIED DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	43-1641533
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445
(561) 805-8000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 6, 2007:

Class	Number of Shares
Common Stock: $.01 Par Value	70,444,085

APPLIED DIGITAL SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2007	2006
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$15,515	$7,271
Restricted cash	127	81
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $658 in 2007 and $778 in 2006)	20,996	18,408
Inventories	16,513	13,663
Deferred taxes	376	697
Other current assets	3,870	3,827
Current assets from discontinued operations	5,886	6,213

Total Current Assets	63,283	50,160

Property and Equipment, net	12,620	11,751

Goodwill, net	84,417	82,385

Intangibles, net	19,238	20,200

Deferred Offering Costs	—	5,079

Other Assets, net	1,265	1,104

Other Assets from discontinued operations	1,170	672

Total Assets	$181,993	$171,351

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$13,439	$7,262
Accounts payable	20,184	17,424
Accrued expenses	12,492	17,330
Deferred revenue	2,072	2,418
Current liabilities of discontinued operations	9,465	10,517

Total Current Liabilities	57,652	54,951

Long-Term Debt and Notes Payable	12,708	14,211
Deferred Taxes	5,092	5,803
Other Liabilities	1,420	1,199
Deferred Revenue	1,660	1,189
Other Liabilities from discontinued operations	2,585	1,060

Total Liabilities	81,117	78,413

Commitments and Contingencies

Minority Interest	56,859	47,984
Minority Interest, discontinued operations	904	1,090

Total Minority Interest	57,763	49,074

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2006 and 2005 of $10 par value; special voting, no shares issued or outstanding in 2006 and 2005
Common shares: Authorized 125,000 shares in 2007 and 2006, of $.01 par value; 69,214 shares issued and 68,422 shares outstanding in 2007 and 67,088 shares issued and 66,988 shares outstanding in 2006	692	671
Additional paid-in capital	521,131	513,242
Accumulated deficit	(476,556)	(468,596)
Accumulated other comprehensive income (loss)	434	324

Subtotal	45,701	45,641
Treasury stock (carried at cost, 792 shares in 2007 and 100 shares in 2006)	(2,588)	(1,777)

Total Stockholders’ Equity	43,113	43,864

	$181,993	$171,351

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three-Months		For The Six-Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Product revenue	$29,691	$21,631	$53,279	$45,520
Service revenue	4,089	4,135	8,166	8,167
Other revenue	1,550	—	1,550	—

Total revenue	35,330	25,766	62,995	53,687

Cost of products sold	17,697	12,475	31,583	25,857
Cost of services sold	1,689	2,113	3,737	3,602
Cost of other revenue	—	—	—	—

Total cost of products and services sold	19,386	14,588	35,320	29,459

Gross profit	15,944	11,178	27,675	24,228

Selling, general and administrative expense	15,994	12,853	32,016	25,921
Research and development	2,631	1,756	5,351	3,532

Total operating costs and expenses	18,625	14,609	37,367	29,453

Operating loss before other items	(2,681)	(3,431)	(9,692)	(5,225)

Interest and other income	1,047	180	2,015	400
Interest expense	(1,252)	(646)	(2,167)	(1,258)

Total other (expense) income	(205)	(466)	(152)	(858)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(2,886)	(3,897)	(9,844)	(6,083)

(Provision) benefit for income taxes	(310)	16	(460)	(5)

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(3,196)	(3,881)	(10,304)	(6,088)

Minority interest	2,378	681	4,207	728

Net (loss) gain on capital transactions of subsidiaries	(604)	36	4,750	322

(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(1,040)	342	(5,860)	(183)

Loss from continuing operations	(2,462)	(2,822)	(7,207)	(5,221)

Loss from discontinued operations	(260)	(431)	(664)	(987)

Net loss	$(2,722)	$(3,253)	$(7,871)	$(6,208)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.04)	$(0.04)	$(0.11)	$(0.08)
Loss from discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)

Net loss per common share — basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.09)

Weighted average number of common shares outstanding — basic and diluted	67,567	67,395	67,353	67,197

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June, 2007
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
Balance — December 31, 2006	67,088	$671	$513,242	$(468,596)	$324	$(1,777)	$43,864
Net loss	—	—	—	(7,871)	—	—	(7,871)
Comprehensive income (loss) - Foreign currency translation	—	—	—	—	110	—	110

Total comprehensive income	—	—	—	(7,871)	110	—	(7,761)

Effect of adopting FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes”	—	—	—	(89)	—	—	(89)
Issuance of common shares for partial settlement of severance liability	504	5	729	—	—	—	734
Liability to be settled in shares of common stock	—	—	2,300	—	—	—	2,300
Reclassification of warrant payable	—	—	1,240	—	—	—	1,240
Issuance of restricted stock for services	50	—	24	—	—	—	24
Issuance of common stock for option exercise	10	—	15	—	—	—	15
Issuance of common stock for settlement	729	7	793	—	—	—	800
Issuance of common stock to InfoTech for payment of note payable	833	9	991	—	—	(811)	189
Stock issuance costs	—	—	(37)	—	—	—	(37)
VeriChip options and restricted stock issued for services	—	—	1,290	—	—	—	1,290
Digital Angel options and restricted stock issued for services	—	—	518	—	—	—	518
InfoTech options and restricted stock issued for services	—	—	26	—	—	—	26

Balance — June 30, 2007	69,214	$692	$521,131	$(476,556)	$434	$(2,588)	$43,113

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six-Months
	Ended June 30,
	2007	2006

Cash Flows From Operating Activities
Net loss	$(7,871)	$(6,208)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	664	987
Non-cash compensation and administrative expenses	1,844	508
Depreciation and amortization	2,551	2,278
Allowance for doubtful accounts	139	28
Allowance for inventory excess and obsolescence	395	67
Amortization of debt discount and financing costs	687	82
Deferred income taxes	(12)	(275)
Reduction in derivative warrant liability	(296)	—
Net gain on capital transactions of subsidiaries	(4,750)	(322)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	5,860	183
Minority interest	(4,207)	(728)
Loss (gain) on sale of equipment	8	(163)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(46)	195
(Increase) decrease in accounts receivable	(2,378)	3,520
Increase in inventories	(932)	(1,503)
Increase in other current assets	(29)	(446)
Increase (decrease) in accounts payable, accrued expenses and other long-term liabilities	3,578	(2,105)
Net cash (used in) provided by discontinued operations	(592)	116

Net Cash Used In Operating Activities	(5,387)	(3,786)

Cash Flows From Investing Activities
Decrease in notes receivable	60	142
(Increase) decrease in other assets	(191)	204
Proceeds from sale of assets	—	755
Payments for costs of business acquisitions	(4,215)	(1,000)
Payments for property and equipment	(1,169)	(1,169)
Net cash used in discontinued operations	(438)	(134)

Net Cash Used In Investing Activities	(5,953)	(1,202)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	276	647
Proceeds from long-term debt	6,000	2,427
Payments on long-term debt	(1,573)	(2,014)
VeriChip initial public offering costs	(2,879)	(1,087)
Loan acquisition costs	(686)	—
Proceeds from VeriChip Corporation’s initial public offering, net of underwriter fees	18,337	—
Payment of dividend to minority shareholder	(53)	(140)
Issuance of common shares	15	—
Stock issuance costs	(37)	(58)
Proceeds from subsidiary issuance of common stock	272	648
Net cash used in discontinued operations	(96)	(17)

Net Cash Provided By Financing Activities	19,576	406

Net Increase (Decrease) In Cash And Cash Equivalents	8,236	(4,582)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	8	27

Cash And Cash Equivalents — Beginning Of Period	7,271	22,062

Cash And Cash Equivalents — End Of Period	$15,515	$17,507

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation
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
The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”, “Registrant”, “us”, “we”, or “our”) as of June 30, 2007, and December 31, 2006 (the December 31, 2006 financial information included in this report has been extracted from our audited financial statements included in our 2006 Annual Report on Form 10-K, as amended), and for the three and six-months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. The unaudited condensed consolidated statements of operations for the three and six-months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. Certain items in the 2006 periods have been reclassified for comparative purposes.
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
Currently, we operate in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, and Advanced Technology. Our Healthcare and Security and Industrial segments represent the business operations of VeriChip Corporation, or VeriChip, and our Animal Applications and GPS and Radio Communications segments represent the business operations of Digital Angel Corporation, or Digital Angel. Our segments are discussed in Note 6.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Recent Events
Purchase of Certain Assets of McMurdo Limited
On April 5, 2007, Digital Angel acquired certain assets and customer contracts of McMurdo Limited, or McMurdo, a United Kingdom-based subsidiary of Chemring Group Plc, or Chemring, and manufacturer of emergency location beacons. Pursuant to the agreement, Signature Industries Limited, or Signature, Digital Angel’s London-based subsidiary operating in our GPS and Radio Communication business segment, acquired certain assets of McMurdo’s marine electronics business, including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. For further discussion of the acquisition, see Note 7.
Amendment to Securities Purchase Agreement
On June 28, 2007, Digital Angel, in connection with the planned sale of its subsidiary, OuterLink, entered into amendments of its Securities Purchase Agreement between Digital Angel and Imperium Master Fund, Ltd., or Imperium, and Gemini Master Fund, Ltd., or Gemini, as more fully discussed in Note 5.
Sale of OuterLink Corporation
On July 2, 2007, Digital Angel completed the sale of its wholly-owned subsidiary, OuterLink Corporation, or OuterLink, to Newcomb Communications, Inc., or Newcomb. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. For further discussion of the sale, see Note 8.
Scott R. Silverman resigns from our Board
On July 3, 2007, Scott R. Silverman resigned as the Chairman of our board of directors to focus his attention on VeriChip Corporation, our majority-owned subsidiary. Daniel E. Penni, an existing member of our board of directors, has become Chairman of our board. Our board of directors appointed Michael E. Krawitz, the Company’s Chief Executive Officer, to fill the vacancy of Mr. Silverman and to serve as a member of the Company’s board of directors effective July 3, 2007.
Discontinued Operations
During the quarter ended June 30, 2007, we made a decision to sell our 50.9%-owned subsidiary, InfoTech USA, Inc., or InfoTech. In addition, on July 2, 2007, Digital Angel sold its subsidiary, OuterLink. As a result, InfoTech and OuterLink are now classified as discontinued operations for all periods presented herein. InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements as if it operated on a calendar year basis. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc. and various other non-core businesses. Therefore, certain liabilities associated with these businesses are included in the net liabilities of discontinued operations. Discontinued operations are more fully discussed in Note 8.
Accounting Pronouncements Not Yet Adopted
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 157 — Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
In September 2006, the FASB issued SFAS 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 amends FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for us as of the end of our first fiscal year ending after December 15, 2006. The initial adoption did not have an impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February, 2007, FASB issued SFAS No. 159-The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS 159 and have not yet determined the impact that the adoption of FAS 159 will have on our results of operations or financial position, if any.
2.	Principles of Consolidation
The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our approximately 57.5% owned subsidiary, VeriChip (NASDAQ:CHIP), and our approximately 55.0% owned subsidiary, Digital Angel (AMEX:DOC). The minority interest represents the portion of the outstanding voting stock of these subsidiaries that we do not own. All significant intercompany accounts and transactions have been eliminated in consolidation. During the quarter ended June 30, 2007, we made a decision to sell our subsidiary, InfoTech (OTC:IFTH), and, accordingly, its accounts are included in our financial statements in discontinued operations. As of June 30, 2007, we owned approximately 50.9% of InfoTech.
3.	Inventory
Inventory consists of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$7,391	$4,779
Work in process	2,827	2,275
Finished goods	8,127	7,904

	18,345	14,958
Allowance for excess and obsolescence	(1,832)	(1,295)

	$16,513	$13,663

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
4.	Loss Per Share
The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share amounts):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted loss per share -
Net loss from continuing operations	$(2,462)	$(2,822)	$(7,207)	$(5,221)
Net loss from discontinued operations	(260)	(431)	(664)	(987)

Net loss attributable to common stockholders	$(2,722)	$(3,253)	$(7,871)	$(6,208)

Denominator:
Denominator for basic and diluted loss per share -
Basic and diluted weighted-average shares	67,567	67,395	67,353	67,197

Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.04)	$(0.11)	$(0.08)
Discontinued operations	(0.0)	(0.01)	(0.01)	(0.01)

Total — Basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.09)

(1)	The following stock options, warrants and restricted stock outstanding as of June 30, 2007 and 2006 were not included in the computation of diluted loss per share because the net effect would have been anti-dilutive:

	June 30,
	2007	2006
	(in thousands)
Stock options	5,973	6,386
Warrants	4,229	2,943
Restricted stock	50	—
Common stock to be issued in settlement of liability	1,885	—

	12,137	9,329

5.	Financings
Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement
Effective February 6, 2007, Digital Angel entered into a debenture and corresponding Securities Purchase Agreement, or Purchase Agreement, with Imperium and Gemini, collectively, the Investors. Under the terms of the Purchase Agreement, Digital Angel sold to the Investors a 10.25% senior secured debenture in the original principal amount of $6.0 million and five-year warrants to purchase an aggregate of 699,600 shares of Digital Angel’s common stock at an exercise price of 2.973 per share. The proceeds of the debenture were used by Digital Angel primarily to fund its acquisition of certain assets of McMurdo’s marine electronics business, which is more fully discussed in Note 7.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Concurrently with the Purchase Agreement, Digital Angel executed a Registration Rights Agreement (the “Registration Agreement”), pursuant to which Digital Angel is obligated to register for resale shares of its common stock sufficient to cover the shares necessary to pay the principal and interest payments due on the debenture and the shares underlying the warrants. If Digital Angel does not comply with certain timing provisions, Digital Angel is obligated to pay each Investor, pro rata, a default payment equal to 1% of the aggregate purchase price of the debenture for each month the default is not cured, capped at 9%.
In connection with the debenture, Digital Angel and its direct subsidiaries also entered into a Security Agreement, whereby the Investors were granted a security interest in certain assets and properties of Digital Angel and its direct subsidiaries. In addition, Digital Angel’s direct subsidiaries entered into a Subsidiary Guarantee, under which the Subsidiaries guaranteed Digital Angel’s obligations.
On June 28, 2007, Digital Angel, in connection with its planned sale of OuterLink, entered into amendments of the Purchase Agreement and the Registration Agreement, the Investors delivered a waiver letter to Digital Angel waiving certain of their rights under the Subsidiary Guaranty, executed by OuterLink in favor of the Investors, and the Security Agreement (collectively, the amendments and the waiver letter are referred to herein as the “OuterLink Amendments”).
Pursuant to the terms of the OuterLink Amendments, the Investors (1) consented to the sale of OuterLink, (2) waived all existing defaults, if any, under Section 4.10(b) of the Purchase Agreement, (3) released the outstanding shares of OuterLink owned by Digital Angel from the pledge and security interest granted to the Investors and (4) released OuterLink from its obligations arising under the Subsidiary Guaranty. In addition, the parties agreed to extend the registration deadline provided in the Registration Agreement to October 1, 2007. As consideration, Digital Angel exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701 per share.
The warrants contain certain anti-dilution provisions and accordingly we have accounted for the fair value of the warrant as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 699,600 warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions: volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and the discount is being amortized to interest expense over the life of the debenture. The fair value of the warrants is revalued at each balance sheet date using the Black-Scholes valuation model. Increases in the fair value are recorded in the statement of operations as expense and decreases are recorded in the statement of operations as income. At June 30, 2007, the warrant derivative fair value for the 841,000 seven-year warrants then outstanding was approximately $1.0 million using the following assumptions: volatility of 73.91%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 7 years. Approximately $0.1 million of expense and approximately $0.3 million of income is included in the statement of operations for the three and six-months ended June 30, 2007, respectively, as a result of the changes in the fair value of the warrants. On July 27, 2007, the Investors and Digital Angel entered into a letter agreement, which amended and restated Section 6(b) of the 630,750 warrant issued to Imperium. Under that section, the warrant provides that in the event of a major transaction, as defined, the warrant holder has the option of being paid the Black-Scholes value of the warrant in cash. The amendment with Imperium provides that the Black-Scholes value of such warrant will be set at $565,152 on the closing date of the Agreement and Plan of Reorganization, which is more fully discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. No change was made to the 210,250 warrants held by Gemini.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The debenture was originally scheduled to mature on February 6, 2010, but Digital Angel, at its option, had the right to prepay the debenture in cash at any time by paying a premium of 2% of the outstanding principal amount of the debenture. Digital Angel was obligated to make monthly payments of principal plus accrued but unpaid interest (including default interest, if any) beginning on September 4, 2007. On June 28, 2007, Digital Angel delivered its sixty-day prepayment notice to the Investors and, pursuant to the terms of the debenture, is required to pay 102% of the outstanding principal amount of the debenture upon termination plus all accrued and unpaid interest. Based on Digital Angel’s election to prepay the debenture, Digital Angel will be required to expense approximately $1.5 million of deferred financing costs and debt discount in the third quarter of 2007.
As long as the debenture is outstanding, Digital Angel and Signature are required to comply with certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that exist at each entity and on a combined basis. As of June 30, 2007, Digital Angel and Signature were in compliance with each of the financial covenants. A breach of any of these covenants, after notice from the Investors and if not remedied within the specified period, could result in an event of default. Upon the occurrence of any default, the Investors can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable. Furthermore, if such an event of default occurs or a change of control of Digital Angel occurs, as defined in the Purchase Agreement, the Investors have the right to require Digital Angel to redeem the debenture for a cash amount equal to 110% of the outstanding principal balance plus accrued interest.
Factored Accounts Receivable

	June 30,	December 31,
	2007	2006
	(in thousands)

Receivables assigned to factors	$4,490	$$1,094

Advances from factors	(3,592)	(875)

Amounts due from factors	898	219
Unfactored accounts receivable	20,756	18,967

Allowance for doubtful accounts	(658)	(778)

Total accounts receivable	$20,996	$18,408

On March 23, 2007, Digital Angel entered into a revolving invoice funding facility, or the Greater Bay Facility, with Greater Bay Business Funding, a division of Greater Bay Bank N.A, or Greater Bay. The Greater Bay Facility requires that Digital Angel sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of its subsidiary, Digital Angel Technology Corporation. Under the Greater Bay Facility, Greater Bay advances 80% of the eligible receivables, as defined in the Greater Bay Facility, not to exceed a maximum of $5.0 million at any given time. Greater Bay pays the remainder of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank prime rate (8.25% at June 30, 2007) plus 3.00%. The Facility has an initial term of 12 months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to Digital Angel’s accounts receivable. As of June 30, 2007, $2.7 million of receivables were factored under the Greater Bay Facility. Digital Angel had $0.4 million of advances available under the Greater Bay Facility at June 30, 2007.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Signature entered into an Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited, or RBS, on April 9, 2003, as amended October 28, 2003, June 21, 2005, July 27, 2006 and May 23, 2007 (the “Invoice Discounting Agreement”), which provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement. Under the Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2,000,000 (approximately $4.0 million at June 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables that remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the Invoice Discounting Agreement (5.75% at June 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $33,000 and $57,000 are included in interest expense for the three and six months ended June 30, 2007. As of June 30, 2007, $1.5 million of receivables were factored under the Invoice Discounting Agreement.
VeriChip’s Initial Public Offering and Underwriting Agreement
On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with the initial public offering, 3,100,000 shares of its common stock were sold. We, VeriChip, and Merriman Curhan Ford & Co., as representative of the several underwriters, entered into a underwriting agreement. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.
The underwriting agreement required VeriChip to reimburse the underwriters for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price. In addition, the Company reimbursed the underwriters $150,000 of their legal fees incurred in connection with the offering.
A reconciliation of net proceeds from VeriChip’s initial public offering is provided as follows:

Amount

Gross proceeds from public offering	$20,150

Less fees and offering costs:
Underwriter discounts and fees	1,814
Offering costs paid prior to 2007	3,350
Offering costs paid in 2007	2,879

Net proceeds from public offering	$12,107

The effects of the capital transactions of VeriChip and of Digital Angel on our results of operations are described in Note 9.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
6. Segment Information
We operate in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, and Advanced Technology.
Healthcare Segment
Our Healthcare segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:
•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents;

•	asset/staff location and identification systems used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment; and

•	VeriMed system designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room.
Security and Industrial Segment
Our Security and Industrial segment principal products encompass the sale of:
•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
GPS and Radio Communications Segment
Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of aircraft and maritime vehicles in remote locations. This segment’s principal products are:
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
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain expense reductions and other income associated with companies sold or closed in 2001 and 2002, and general and administrative, interest expense and income and other expenses associated with corporate activities and functions.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K, as amended, except that inter-segment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment income as presented below.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Following is the selected segment data as of and for the three-months ended June 30, 2007:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	"Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations"	Operations
	(in thousands)
Net revenue from external customers:
Product	$5,708	$1,946	$11,028	$8,504	$2,505	$—	$29,691
Service	155	381	1	—	3,552	—	4,089
Other	—	—	—	—	1,550	—	1,550
Inter-segment revenue — product	—	—	—	—	—	—	—

Total revenue	$5,863	$2,327	$11,029	$8,504	$7,607	$—	$35,330

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,976)	$(603)	$(1,972)	$(439)	$3,381	$(1,277)	$(2,886)

Total assets from continuing operations	$44,925	$9,063	$79,114	$18,301	$26,884	$(3,350)	$174,937

Following is the selected segment data as of and for the three-months ended June 30, 2006:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	"Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations"	Operations
	(in thousands)
Net revenue from external customers:
Product	$5,059	$1,505	$8,189	$4,053	$2,825	$—	$21,631
Service	145	267	172	—	3,551	—	4,135

Inter-segment revenue — product	—	—	14	—	—	(14)	—

Total revenue	$5,204	$1,772	$8,375	$4,053	$6,376	$(14)	$25,766

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,121)	$(151)	$(1,404)	$(143)	$503	$(1,579)	$(3,897)

Total assets from continuing operations	$37,824	$10,842	$82,185	$8,602	$36,936	$493	$178,882

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Following is the selected segment data as of and for the six-months ended June 30, 2007:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	"Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations"	Operations
	(in thousands)
Net revenue from external customers:
Product	$10,909	$3,587	$21,235	$13,542	$5,556	$—	$53,279
Service	265	802	54	—	7,045	—	8,166

	—	—	—	—	1,550	—	1,550
Inter-segment revenue — product	—	—	—	—	—	—	—

Total revenue	$11,174	$4,389	$21,289	$13,542	$12,601	$—	$62,995

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(4,472)	$(1,375)	$(4,430)	$(923)	$4,012	$(2,656)	$(9,844)

Total assets from continuing operations	$44,925	$9,063	$79,114	$18,301	$25,884	$(2,350)	$174,937

Following is the selected segment data as of and for the six-months ended June 30, 2006:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	"Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations"	Operations
	(in thousands)
Net revenue from external customers:
Product	$9,836	$2,884	$19,115	$7,870	$5,815	$—	$45,520
Service	214	592	589	—	6,772	—	8,167

Inter-segment revenue — product	—	—	173	—	—	(173)	—

Total revenue	$10,050	$3,476	$19,877	$7,870	$12,587	$(173)	$53,687

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,795)	$(498)	$(1,475)	$(193)	$1,340	$(3,462)	$(6,083)

Total assets from continuing operations	$37,824	$10,842	$82,185	$8,602	$36,936	$493	$178,882

7.	Acquisitions
In April 2007, Signature, Digital Angel’s London based subsidiary operating in the GPS and Radio Communications business segment, acquired certain assets and customer contracts of McMurdo, a United Kingdom based subsidiary of Chemring and manufacturer of emergency location beacons. McMurdo is a leader in the development and manufacturing of safety equipment technology. Its products, including the original EPIRB (Emergency Position Indicating Radio Beacon) and the first GMDSS (Global Maritime Distress and Safety System) approved Search and Rescue Transponder, have become standard, lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Digital Angel’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to our GPS and Radio Communication segment’s revenue base.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Pursuant to the Asset Sale and Purchase Agreement (the “Agreement”) entered into in December 2006, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility that Signature has a license to occupy for a period of nine months from the Completion Date (as defined in the Agreement). Under the terms of the Agreement, Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, Digital Angel guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. We paid an initial consideration of approximately $4.7 million in cash, net of a purchase price adjustment paid by Chemring in July 2007, and we will make one additional deferred payment up to $3.0 million. The deferred payment will be determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007 and payable when the parties finalize a statement of the sales.
The estimated fair values of assets acquired at the date of acquisition were as follows:

April 5, 2007
(in thousands)

Inventory	$592
Fixed assets	2,178
Goodwill and other intangibles	1,972

Total assets acquired	$4,742

The required purchase accounting adjustments, including the allocation of the purchase price based on the fair values of the assets acquired have been made based upon preliminary valuations, which are still in review and are subject to change. Based upon our final valuation and review we may determine that additional assets exist or their estimated useful lives require revision. We anticipate that we will finalize the purchase price allocation within the next several months. Any adjustments to the purchase price allocation will be recorded as an increase or decrease in goodwill.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The acquisition was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of McMurdo from the date of acquisition. Unaudited pro forma results of operations for the six-months ended June 30, 2007 and the three and six-months ended June 30, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2007 and 2006, respectively, and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro Forma for
	the Three
	Months Ended	Pro Forma for the
	June 30,	Six Months Ended June 30,
	2006	2007	2006
	(unaudited, in thousands)

Net operating revenue	$28,603	$67,173	$59,126
Net loss from continuing operations	(3,201)	(6,863)	(6,154)
Net loss from continuing operations per common share — basic and diluted	(0.05)	(0.10)	(0.09)
8.	Discontinued Operations
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. In addition, on July 2, 2007, Digital Angel completed its previously announced sale of its wholly-owned subsidiary, OuterLink, to Newcomb. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, Digital Angel sold all of the issued and outstanding shares of stock of OuterLink for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which matures on December 31, 2007. The Stock Purchase Agreement contains customary representations and warranties of the parties and indemnification provisions. In connection with the closing, Digital Angel also executed a one-year non-competition agreement with OuterLink. Paul F. Newcomb, President of Newcomb, was the founder and president of the predecessor company to OuterLink, which Digital Angel acquired in January 2004.
As a result of our board of directors’ decision to sell InfoTech and Digital Angel’s board of directors’ decision to sell OuterLink, the financial condition, results of operations and cash flows of InfoTech and OuterLink and have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses, and accordingly, the businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following discloses the operating losses from discontinued operations for the three and six-months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
InfoTech	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Product revenue	$2,499	$3,271	$5,113	$6,775
Service revenue	319	371	746	785

Total net revenue	2,818	3,642	5,859	7,560

Cost of products sold	2,089	2,725	4,215	5,620
Cost of service sold	234	284	548	584

Gross profit	495	633	1,096	1,356

Selling, general and administrative expenses	622	873	1,436	1,941
Interest income	32	—	72	70
Interest expense	(60)	(58)	(121)	(117)

Loss from continuing operations minority interest and gain (loss) attributable to capital transactions of subsidiary	(155)	(298)	(389)	(632)
Minority interest	75	128	189	302
Net gain on capital transactions of subsidiary	—	5	—	5
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	—	34	2	(80)

Loss from discontinued operations	$(80)	$(131)	$(198)	$(405)

	Three Months Ended		Six Months Ended
OuterLink	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Product revenue	$231	$247	$457	$487
Service revenue	485	281	960	544

Total net revenue	716	528	1,417	1,031

Cost of products sold	65	57	115	111
Cost of service sold	336	275	738	554

Gross profit	315	196	564	366

Selling, general and administrative expenses	361	317	737	603
Research and development expenses	274	425	667	820
Interest income	—	—	—	1

Loss from continuing operations minority interest and gain (loss) attributable to capital transactions of subsidiary	(320)	(546)	(840)	(1,056)
Minority interest	140	246	374	474

Loss from discontinued operations	$(180)	$(300)	$(466)	$(582)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
Total Discontinued Operations	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Product revenue	$2,730	$3,518	$5,570	$7,262
Service revenue	804	652	1,706	1,329

Total net revenue	3,534	4,170	7,276	8,591

Cost of products sold	2,154	2,782	4,330	5,731
Cost of service sold	570	559	1,286	1,138

Gross profit	810	829	1,660	1,722

Selling, general and administrative expense	983	1,190	2,173	2,544
Research and development	274	425	667	820
Interest income	32	—	72	71
Interest expense	(60)	(58)	(121)	(117)

Loss from continuing operations minority interest and gain (loss) attributable to capital transactions of subsidiary	(475)	(844)	(1,229)	(1,688)
Minority interest	215	374	563	776
Net gain on capital transaction of subsidiary	—	5	2	5
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	—	34	—	(80)

Loss from discontinued operations	$(260)	$(431)	$(664)	$(987)

Loss from discontinued operations per common share—basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding -basic and diluted (see Note 4)	67,567	67,395	67,353	67,197

The results above do not include any allocated or common overhead expenses and do not reflect the gain on the sale of OuterLink, which is expected to be approximately $1.7 million, after taking into account potential future purchase price adjustments. Given Digital Angel’s current tax status, the gain on the sale of OuterLink is not expected to result in a provision for income taxes due to federal and state net operating losses and carry forwards. This gain is expected to be recorded in our actual results of operations in the three-months ended September 30, 2007. In accordance with FAS 144, the gain on the sale of OuterLink and any additional operating losses for InfoTech or OuterLink or changes in the values of their assets or liabilities, as well as any gain or loss on the sale of InfoTech will be reflected in our financial condition and results of discontinued operations as incurred.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The net liabilities of discontinued operations as of June 30, 2007 and December 31, 2006, were comprised of the following:

	June 30,	December 31,
InfoTech	2007	2006
(in thousands)	(unaudited)
Current assets
Cash	$156	$132
Accounts receivable	2,225	3,491
Inventory	77	165
Other current assets	359	91

Total current assets	2,817	3,879

Property and equipment, net	94	106
Other assets, net	36	35

Total non-current assets	130	141

Total assets	$2,947	$4,020

Current liabilities
Accounts payable	366	973
Accrued expenses and other current liabilities	1,321	1,521
Deferred revenue	112	168

Total current liabilities	1,799	2,662

Total liabilities	$1,799	$2,662

Minority interest	904	1,090

Net assets from discontinued operations	$244	$268

	June 30,	December 31,
OuterLink	2007	2006
(in thousands)	(unaudited)
Current assets
Cash	$152	$1
Accounts receivable	1,645	956
Inventory	608	503
Other current assets	664	874

Total current assets	3,069	2,334

Property and equipment, net	345	274
Other assets, net	695	257

Total non-current assets	1,040	531

Total assets	$4,109	$2,865

Current liabilities
Accounts payable	274	408
Accrued expenses and other current liabilities	439	270
Deferred revenue	1,553	1,770

Total current liabilities	2,266	2,448
Other long-term liabilities	2,585	1,060

Total liabilities	$4,851	$3,508

Net liabilities from discontinued operations	$(742)	$(643)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	December 31,
Intellesale and Other Non-Core Businesses	2007	2006
(in thousands)	(unaudited)
Current liabilities
Accounts payable	4,115	4,122
Accrued expenses and other current liabilities	1,285	1,285

Total current liabilities	5,400	5,407

Total liabilities	$5,400	$5,407

Net liabilities from discontinued operations	$5,400	$5,407

	June 30,	December 31,
Total Discontinued Operations	2007	2006
(in thousands)	(unaudited)
Current assets
Cash	$308	$133
Accounts receivable	3,870	4,447
Inventory	685	668
Other current assets	1,023	965

Total current assets	5,886	6,213

Property and equipment, net	439	380
Other assets, net	731	292

Total non-current assets	1,170	672

Total assets	$7,056	$6,885

Current liabilities
Accounts payable	4,755	5,503
Accrued expenses and other current liabilities	3,045	3,076
Deferred revenue	1,665	1,938

Total current liabilities	9,465	10,517
Other long-term liabilities	2,585	1,060

Total liabilities	$11,654	$11,577

Minority Interest	904	1,090

Net liabilities from discontinued operations	$(5,898)	$(5,782)

During the remainder of 2007, we expect to reverse the liabilities associated with our Intellesale and other non-core businesses totaling approximately $5.4 million. These liabilities have not been guaranteed by us and we do not intend to repay these liabilities. The reversal of these liabilities will have a favorable impact on our financial condition and results of operation.
9.	Capital Transactions of Subsidiaries
Net Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by VeriChip and Digital Angel are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by VeriChip and Digital Angel was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
During the three-months ended June 30, 2007 and 2006, we recorded a loss of $0.6 million and a gain of $36,000, respectively, on the issuances of common stock by VeriChip and Digital Angel. During the six-months ended June 30, 2007 and 2006, we recorded a gain of $4.8 million and $0.3 million, respectively, on the issuances of common stock by VeriChip and Digital Angel. The net gains (losses) resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and Digital Angel and the net proceeds from the issuances of the stock.
In addition, Digital Angel issued 0.3 million shares of its common stock to us during the three-months ended June 30, 2006 under the terms a share exchange agreement between Digital Angel and us. The share exchange related to a purchase price payment made by Digital Angel in connection with its acquisition of its subsidiary, DSD Holdings AS, or DSD. Under the terms of the acquisition agreement pursuant to which Digital Angel acquired DSD, at any time between the closing date of the acquisition and December 31, 2006, Digital Angel had the right to buy out the remaining purchase price. On April 13, 2006, Digital Angel exercised its right to buy out the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buy out price was satisfied by a cash payment of $1.0 million made on April 13, 2006 and the issuance on June 8, 2006 of $1.0 million worth of Digital Angel’s unregistered common stock, or 282,115 shares. The $2.0 million buy out price was recorded as additional goodwill. We and the former shareholders of DSD agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of Digital Angel’s common stock paid by Digital Angel to the former shareholders of DSD pursuant to the buy out agreement. Based on the substance of the transaction and the fact that the shares were exchanged in connection with an acquisition, the shares issued by Digital Angel under the share exchange did not result in a gain or loss on issuance.
We recorded a loss of $1.0 million and a gain of $0.3 million during the three-months ended June 30, 2007 and 2006, respectively, and loss of $5.9 million and $0.2 million during the six-months ended June 30, 2007 and 2006, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip and Digital Angel.
The details of the capital transactions of Digital Angel and VeriChip for the three and six-months ended June 30, 2007 and 2006 are presented in the table below:

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Three-Months Ended		Three-Months Ended
	June 30, 2007		June 30, 2006
	(in thousands except per share amounts)
	Digital		Digital
	Angel	VeriChip	Angel	VeriChip
Issuances of common stock for stock options	—	397	42		—
Issuances of common stock for restricted stock and employee severance payments	126	—	—		—
Issuances of common stock under share exchange agreement between Digital Angel and us	—	—	282		—

Total issuances of common stock	126	397	324		—

Proceeds from stock issuances	$—	$272	$1,061		$—
Average price per share	$—	$.68	$3.27	$
Beginning ownership percentage	55.2%	60.02%	55.0%		100.0%
Ending ownership percentage	55.0%	57.55%	55.2%		100.0%

Change in ownership percentage	(0.2)%	(2.47)%	0.2%		—

Net loss on capital transactions of subsidiaries (1)	$(58)	$(546)	$36		$—

(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$(384)	$(656)	$342		$—

	Six-Months Ended		Six-Months Ended
	June 30, 2007		June 30, 2006
	(in thousands except per share amounts)
	Digital		Digital
	Angel	VeriChip	Angel	VeriChip
Issuance of common stock in initial public offering	—	3,100	—		—
Issuances of common stock for stock options	—	397	320		—
Issuances of common stock for restricted stock and employee severance payments	126	100	66		—
Issuances of common stock under share exchange agreement between Digital Angel and us	—	—	282		—

Total issuances of common stock	126	3,597	668		—

Proceeds from stock issuances	$—	$12,391	$1,561	$
Average price per share	$—	$3.44	$2.34	$
Beginning ownership percentage	55.2%	91.7%	55.4%		100.0%
Ending ownership percentage	55.0%	57.5%	55.2%		100.0%

Change in ownership percentage	(0.2)%	(34.2)%	(0.2)%		—

Net (loss) gain on capital transactions of subsidiaries (1)	$(58)	$4,808	$322		$—

(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries (1)	$(514)	$(5,346)	$(183)		$—

(1)	The tax provision/benefit for the net gain (loss) on capital transactions of subsidiaries and the gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries have been fully reserved due to our current tax position and significant net operating loss carry forwards.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
10.	Stock Options, Restricted Stock and Warrants Settleable in Shares of Subsidiary Stock
As of June 30, 2007, we have six stock-based employee stock plans (four of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively have nine stock-based employee compensation plans. Our plans and the plans of our subsidiaries, which were outstanding as of December 31, 2006, are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. On June 17, 2007, VeriChip adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of June 30, 2007, no options were granted under the VeriChip 2007 Plan.
We adopted the provisions of SFAS No. 123R Share Based Payment or, FAS 123R, on January 1, 2006 using the modified prospective application method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of those awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the three and six-months ended June 30, 2007 and 2006 were based on our historical experience. Upon adoption of FAS 123R, we elected to continue using the Black-Scholes valuation model. Prior to the adoption of FAS 123R, we presented all tax benefits related to stock-based compensation as an operating cash inflow. FAS 123R requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We did not record any excess income tax benefits relating to FAS 123R during three and six-months ended June 30, 2007 and 2006.
On December 29, 2005, our board of directors approved a proposal that provided for vesting on December 30, 2005 of substantially all of our then outstanding and unvested stock options previously awarded to our employees and employees of our affiliates. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The purpose of the accelerated vesting of the options granted was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. The board of directors of VeriChip approved a similar proposal, with the same stipulations regarding sale, on December 12, 2005. On November 17, 2005, the board of directors of Digital Angel approved a proposal that provided for vesting on December 30, 2005 of all of its then-outstanding and unvested stock options that were issued prior to November 17, 2005 with an exercise price above the fair market value of Digital Angel’s common stock on December 30, 2005 and with the same stipulations regarding sale.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and six-months ended June 30, 2007 and 2006, we recorded approximately $0.3 million, $0.6 million, $0.1 million and $0.2 million, respectively, in compensation expense related to stock options granted to our and our subsidiaries’ employees.
All of InfoTech’s stock options were fully vested as of December 31, 2006, and InfoTech did not grant any options during the six-months ended June 30, 2007. A summary of the status of our and our subsidiaries’ nonvested stock options as of June 30, 2007, and changes during the six-months ended June 30, 2007, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
Applied Digital	Stock Options	Fair Value

Nonvested at January 1, 2007	—	$—
Granted	10	0.81
Vested	—	—

Nonvested at June 30, 2007	10	$0.81

		Weighted Average
		Grant-Date
VeriChip	Stock Options	Fair Value

Nonvested at January 1, 2007	50	$10.00
Granted	307	5.42
Vested	—	—
Forfeited or expired	(17)	5.75

Nonvested at June 30, 2007	340	$6.36

		Weighted Average
		Grant-Date
Digital Angel	Stock Options	Fair Value

Nonvested at January 1, 2007	2,458	$2.64
Granted	280	1.81
Vested	(283)	2.24
Forfeited	(574)	2.06

Nonvested at June 30, 2007	1,881	$2.59

		Weighted Average
		Grant-Date
Thermo Life Energy Corp.	Stock Options	Fair Value

Nonvested at January 1, 2007	333	$0.11
Granted	—	—
Vested	(167)	0.11

Nonvested at June 30, 2007	166	$0.11

The weighted average per share fair value of options granted or modified by us and our subsidiaries during the three and six-months ended June 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions. (We, InfoTech and Thermo Life Energy Corp. did not grant any options during the three and six-months ended June 30, 2007 and 2006):

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Applied Digital

	Three-Months Ended June 30, 2007	Three-Months Ended June 30, 2006
Weighted-average per share fair value	$0.81	—
Estimated option life	5 years	—
Risk free interest rate	4.97%	—%
Expected volatility	60.00%	—%
Expected dividend yield	—%	—%
VeriChip

	Three-Months Ended June 30, 2007	Three-Months Ended June 30, 2006
Weighted-average per share fair value	—	$15.77
Estimated option life	—	5 years
Risk free interest rate	—%	4.29%
Expected volatility	—%	60.00%
Expected dividend yield	—%	—%
Digital Angel

	Three-Months Ended June 30, 2007	Three-Months Ended June 30, 2006
Weighted-average per share fair value	—	—
Estimated option life	—	—
Risk free interest rate	—%	—%
Weighted average volatility	—%	—%
Expected dividend yield	—%	—%
Applied Digital

	Six-Months Ended June 30, 2007	Six-Months Ended June 30, 2006
Weighted-average per share fair value	$0.81	—
Estimated option life	5 years	—
Risk free interest rate	4.97%	—%
Expected volatility	60.00%	—%
Expected dividend yield	—%	—%
VeriChip

	Six-Months Ended June 30, 2007	Six-Months Ended June 30, 2006
Weighted-average per share fair value	$2.93	$15.77
Estimated option life	6 years	5 years
Risk free interest rate	4.51%	4.29%
Expected volatility	50.00%	60.00%
Expected dividend yield	—%	—%
Digital Angel

	Six-Months Ended June 30, 2007	Six-Months Ended June 30, 2006
Weighted-average per share fair value	$1.81	$2.73
Estimated option life	5 years	4-10 years
Risk free interest rate	5.18 — 4.62%	4.89%
Weighted average volatility	83.57%	87.19%
Expected dividend yield	—%	—%
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of option activity under our option plans and the stock option plans of our subsidiaries as of June 30, 2007, and changes during the six-months ended June 30, 2007 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
Applied Digital	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	6,166	$3.27
Granted	10	1.52
Exercised	(10)	1.50
Forfeited or Expired	(191)	8.23

Outstanding at June 30, 2007	5,975	$3.11	4.7	$8	*

Exercisable at June 30, 2007	5,963	$3.12	5.0	$8	*

• The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $1.37 at June 30, 2007 based upon its closing price on the NASDAQ.

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
VeriChip	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	2,099	$2.10
Granted	307	5.73
Exercised	(397)	0.69
Forfeited or Expired	(22)	5.75

Outstanding at June 30, 2007	1,987	$2.91	4.7	$11,293	*

Exercisable at June 30, 2007	1,652	$2.20	4.3	$10,547	*

• The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of VeriChip’s common stock was $8.59 at June 30, 2007 based upon its closing price on the NASDAQ.

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
Digital Angel	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	11,705	$3.84
Granted	280	2.68
Exercised	—	—
Forfeited or Expired	(1,246)	3.85

Outstanding at June 30, 2007	10,739	$3.81	7.04	$596	*

Exercisable at June 30, 2007	8,858	$3.94	6.63	$596	*

• The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s stock was $1.60 at June 30, 2007 based upon its closing price on the AMEX.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
Thermo Life Energy Corp.	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	4,390	$0.06
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at June 30, 2007	4,390	$0.06	4.31	$—	*

Exercisable at June 30, 2007	4,223	$0.05	4.15	$—	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated market value of Thermo Life Energy Corp.’s stock was $0.05 at June 30, 2007.
The total intrinsic value of options exercised during the six-months ended June 30, 2007 and 2006 was $2.0 million and $0.6 million, respectively.
As of June 30, 2007, there was $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our subsidiaries’ plans. That cost is expected to be recognized over a weighted-average period of 5.30 years. The total fair value of shares vested during the six-months ended June 30, 2007, was $0.7 million.
Cash received from option exercise under all share-based payment arrangements for the six-months ended June 30, 2007 and 2006, was $0.2 million and $0.6 million, respectively.
Restricted Stock
In December 2006, we issued 0.1 million shares of our restricted common stock to our chief executive officer. Fifty percent (50%) of the restricted stock vested immediately and 50% will vest on December 31, 2008. We determined the value of the stock to be $0.2 million based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the six-month period ended June 30, 2007, $24,000 of compensation expense was recorded in connection with the restricted stock.
In December 2006, VeriChip issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its chairman of the board and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or VeriChip terminates his employment for cause on or before December 31, 2008. VeriChip determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. For the three and six-month period ended June 30, 2007, VeriChip recorded compensation expense of approximately $0.5 million and $1.0 million in connection with the restricted stock.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
In March 2007, VeriChip issued 0.1 million shares of its restricted common stock to two officers, which will vest on March 2, 2009. VeriChip determined the value of the stock to be $0.6 million based on the estimated value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. VeriChip recorded compensation expense of approximately $0.1 million in the three and six-months ended June 30, 2007 associated with this restricted stock.
In March 2005, Digital Angel granted ours and Digital Angel’s chairman of the board, 0.1 million shares of its restricted stock. Fifty percent (50%) of the restricted stock vested on March 7, 2006 and 50% vested on March 7, 2007. Digital Angel determined the value of the stock to be $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock was recorded as deferred compensation and was amortized as compensation expense over the two year vesting period. In the six-months ended June 30, 2007 and 2006, $42,000 and approximately $0.1 million, respectively, of compensation expense was recorded in connection with the restricted stock.
In February 2005, Digital Angel granted an employee 0.1 million shares of its restricted stock. The restricted stock vested 30% on February 25, 2006, 30% on February 25, 2007 and 40% will vest on February 25, 2008. Digital Angel determined the value of the stock to be $250,000 based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period. In the six-months ended June 30, 2007 and 2006, $44,000 and $37,000, respectively, of compensation expense was recorded in connection with the restricted stock.
Warrants Settleable in Shares of Subsidiary Stock
Previously, we had issued warrants that were exercisable into 433,323 shares of our common stock or exchangeable into 769,648 shares of the Digital Angel common stock that we own or exercisable/exchangeable into a combination of shares from both companies at the holders’ option. Therefore, in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary,” the value of the warrants was required to be recorded as a liability and marked to market each reporting period. We determine the value of the liability each quarter using the Black Scholes valuation model. The liability was subject to a floor amount equal to the original value ascribed to the warrants. On June 30, 2007, the warrants expired. As a result, the value of the warrant liability of approximately $1.2 million was reclassified to additional paid-in-capital.
11.	Agreement With Former Chief Executive Officer
On December 5, 2006, we finalized and entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman, which provided that we pay Mr. Silverman $3.3 million. The agreement was entered into to (i) induce Mr. Silverman to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman in order to motivate him to accept the position as VeriChip’s chief executive officer, to maintain his status on our, Digital Angel’s, VeriChip’s and InfoTech’s boards and to motivate him to improve the value of VeriChip.

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
On June 16, 2007, our stockholders approved eliminating the remaining $2.3 million cash obligation by issuing Mr. Silverman an equal value of shares of common stock. The shares of common stock were issued to Mr. Silverman on July 5, 2007 without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The shares were registered on a registration statement which became effective on July 27, 2007. The shares are subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment with VeriChip or VeriChip terminates his employment for cause on or before December 31, 2008.
12.	Income Taxes
We have recorded certain state and foreign income taxes (benefits) during the three and six-months ended June 30, 2007 and 2006. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of June 30, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three and six-months ended June 30, 2007 and 2006.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.
FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Upon adoption of FIN 48 on January 1, 2007, the opening balances of other long-term liability for income taxes and accumulated deficit were adjusted for the cumulative effect of applying the provisions of FIN 48:

	Other Long-
	Term
	Liability for	Accumulated
	Income Taxes	Deficit
	(in thousands)
Balance at December 31, 2006	$—	$(468,596)
Re-measurement of income tax liability upon adoption of FIN 48	89	(89)

Balance at January 1, 2007	$89	$(468,685)

The impact upon adoption was to increase accumulated deficit by approximately $89,000, which is the total amount of unrecognized other long-term liabilities. This amount includes $75,000 of income taxes and $14,000 of tax-related interest and penalties (these tax related interest and penalties represented the total amounts of accrued income tax-related interest and penalties in other long-term liabilities as of June 30, 2007). If we had recorded the $89,000 as income tax expense it would have impacted our effective tax rate.
We, in combination with our various consolidated subsidiaries, VeriChip, Digital Angel and InfoTech file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we, VeriChip, Digital Angel and InfoTech are no longer subject to U.S. federal, state or local income tax examinations for years before 2003. VeriChip is no longer subject to non-U.S. income tax examinations for years before 2001. We do not currently have any examinations ongoing.
13.	Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Net loss	$(2,722)	$(3,253)	$(7,871)	$(6,208)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	131	145	110	176

Total comprehensive loss	$(2,591)	$(3,108)	$(7,761)	$(6,032)

14.	Related Party Transactions
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
VeriChip’s purchases of product under the supply and development agreement were approximately $0.0 million and $0.2 million in the six-months ended June, 2007 and 2006, respectively. Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008. As long as VeriChip continues to meet minimum purchase requirements, the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee as provided. VeriChip does not currently utilize this service.
The terms of the original supply and development agreement and each amendment to the agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company, for the manufacture of its human-implantable microchip products. The RME utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by us expiring on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders,” which we refer to as the ‘129 patent. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party.
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
We are aware that Digital Angel and the successor to HID are in the process of finalizing a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to the successor’s rights to the implantable human applications of the ‘129 patent, for which it claims certain ownership rights to. That agreement is anticipated to have no cost to us.
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
On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip’s initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. There is no stated expiration date to the transition services agreement. The term of the amended and restated agreement will continue until such time as VeriChip requests that we cease performing the transition services, provided that we are not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by VeriChip that we cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in our delivery of the transition services or in VeriChip’s payment for those services. The services to be provided by us under the amended and restated transition services agreement are the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services.
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
The costs of these services to VeriChip were $0.1 million and $0.3 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively.
Loan Agreement with VeriChip
We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including accrued interest, into an $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

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
On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8, 2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007, resulting in a balance due of approximately $11.6 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of June 30, 2007, approximately $12.2 million was outstanding under the loan.
The loan is collateralized by interests in all property and assets of VeriChip, including the stock of VeriChip’s subsidiaries, but is not secured by any of the property or assets of VeriChip’s subsidiaries.
Satisfaction of Loan Agreement
On May 15, 2007, we and InfoTech entered into a Satisfaction of Loan Agreement, or SLA. On or about June 27, 2003, InfoTech, our majority-owned subsidiary, made a loan to us in the original principal amount of $1.0 million. The loan was scheduled to mature on June 30, 2007. In full satisfaction of our obligations under the loan and the related documents, we and InfoTech entered into the SLA where we agreed to issue and deliver to InfoTech 833,333 shares of our common stock. We were obligated to continue to pay InfoTech interest in cash on the sum of $1.0 million at the existing rate per annum under the note, which was 16%, until the date the shares are registered. The shares were registered on June 11, 2007. Since the value of the 833,333 shares issued to InfoTech exceeded $1.0 million on the effective date of the registration statement, InfoTech is required to promptly return to us the number of shares valued in excess of the $1.0 million as of that date, or approximately 129,603 shares. As of June 30, 2007, InfoTech has sold 141,065 of these shares for net proceeds of $189,128 and it has recorded a loss on the sale of the shares of approximately $11,000. In addition, during the three-months ended June 30, 2007, InfoTech was required to record an unrealized loss of approximately $29,000 representing the reduction in the fair market value of the shares on the date of the effectiveness of the registration statement, which value was $1.41 per share, and the value of the 562,665 unsold shares as of June 30, 2007, of $1.37 per share. Because such realized and unrealized losses resulted from transactions in our own common stock, they were eliminated upon the consolidation of InfoTech and our operating results, and accordingly, they are not reflected in the unaudited condensed consolidated financial statements. The fair value of our common stock held by InfoTech as of June 30, 2007, including the 129,603 shares that InfoTech had not yet returned to us, was approximately $0.8 million and these shares are reflected in the unaudited condensed consolidated balance sheet as treasury stock.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
During the six-months ended June 30, 2006, VeriChip incurred legal fees of $0.8 million to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, had been a member of VeriChip’s board of directors since July 2005, and, as a result of his directorship services, holds fully vested options to purchase 0.1 million shares of our common stock. Effective March 8, 2007, Mr. Thompson resigned his directorship position with VeriChip.
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
15.	Legal Proceedings
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of June 30, 2007, we have recorded approximately $0.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.
Maudlin Suit
On October 22, 2003, Melvin Maudlin, a former employee of PDSC, filed suit in the Superior Court of the State of California for the County of Orange against PDSC, Hark Vasa, a former employee and owner at PDSC, and us in connection with a purported trust agreement involving PDSC which, according to Mr. Maudlin, provided that he was to receive monthly payments of $10,000 for approximately 17 years. Mr. Maudlin obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which we successfully appealed and had overturned. The case proceeded to a bench trial before the Superior Court, which resulted in a judgment in favor of PDSC on the grounds that the purported trust was illegal and void. Mr. Maudlin appealed the judgment. On March 21, 2006, the Court of Appeal of the State of California, Fourth Appellate District, reversed the trial court judgment and remanded the case for further proceedings in the Superior Court. PDSC’s and our Petition for Review with the California Supreme Court was denied on July 12, 2006. On July 21, 2006, the Court of Appeal’s opinion became final. On April 12, 2007, pursuant to the Court’s mandatory settlement conference procedures, the parties entered into a settlement in principle as between us and PDSC, on the one hand, and Maudlin on the other hand. Under the parties’ agreement, we paid $450,000 in cash to Maudlin and his lawyers on June 26, 2007. We are also required to deliver unrestricted shares of our common stock to Maudlin valued at $800,000 over the next two years. On July 27, 2007, a registration statement registering these shares was declared effective by the SEC. On June 27, 2007, the suit was dismissed with prejudice. We have recorded the excess liability of $0.9 million as other income during the three-months ended June 30, 2007 as a result of this settlement during the three-months ended June 30, 2007. This income is included in our Advanced Technology segment.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Vasa Suit
On or about July 6, 2004, Hark Vasa, a former owner and employee of PDSC, filed a complaint against PDSC and us in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for equitable contribution and indemnity. The plaintiff seeks damages against PDSC and us arising from the purported failure to deliver his shares of our common stock on a timely basis under the agreement by which we acquired PDSC’s predecessor from the plaintiff and others. The trial has been set for October 15, 2007. We intend to vigorously defend this suit. Given the uncertainties associated with all litigation and the nature of this particular suit, we are unable to offer any assessment on the potential liability exposure, if any, to us from this lawsuit.
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
VeriChip Stock Option Claims
VeriChip has received demand letters from attorneys for several former employees and/or consultants of ours and VeriChip’s asserting claims related to stock options to acquire 0.5 million shares of VeriChip’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with us and/or VeriChip. We believe that all of these potential claims are without merit and intend to vigorously defend them in the event the claims are asserted or litigated.
Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.
On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are or have been sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement, injunctive relief, and actual and, punitive damages. Digital Angel believes that the suit is well-grounded in law and fact. On February 28, 2006, the Court conducted a hearing (the “Markman Hearing”) in which each of the parties presented the Court with their views regarding the scope of the claims set forth in the subject patent. On May 22, 2006, the Court issued its order on the Markman Hearing, largely adopting Digital Angel’s views on the scope of the claims in the subject patent. On July 27, 2007, pursuant to the Court’s settlement conference procedures, the parties reached agreement on the terms of a global settlement, which settlement would, among other things, result in a dismissal of all claims with prejudice. Such final settlement is subject to execution of definitive settlement documentation and entry of appropriate orders with the Court.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Crystal Import Corporation v. Digital Angel, et al.
On or about December 29, 2004, The Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel in the United States District Court for the Northern District of Alabama. Crystal’s complaint primarily asserted federal and state antitrust and related claims against AVID, though it also asserted similar claims against Digital Angel. On October 12, 2005, the Alabama Court transferred the action to Minnesota. Following the docketing of the action in Minnesota, Digital Angel and AVID filed a motion seeking to stay the case until the corresponding patent infringement actions have been resolved. On July 27, 2007, pursuant to the Court’s settlement conference procedures, the parties reached agreement on the terms of a global settlement, which settlement would, among other things, result in a dismissal of all claims with prejudice. Such final settlement is subject to execution of definitive settlement documentation and entry of appropriate orders with the Court.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
16.	Supplemental Cash Flow Information
In the six-months ended June 30, 2007 and 2006, we had the following non-cash investing and financing activities (in thousands):

	Six-Months	Six-Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Issuance of shares for purchase of minority interest	$—	$907
Adjustment to acquisition purchase price	932	—
Financing of equipment through capital lease	546	352
Deferred offering costs	—	440
Reclassification of other assets to acquisition cost	494	—
Issuance of shares for legal settlement	784	—
Issuance of shares for payment of note with InfoTech	1,000	—
Issuance of shares for services	745	—
Issuance of warrants in connection with debt	1,253	—
Issuance of shares under a share exchange agreement	—	973
Issuance of shares to former shareholders of DSD Holdings	—	1,000

Cash paid for:
Interest	1,037	963
Taxes	317	269
17.	Subsequent Events
Sale of Outerlink
On July 2, 2007, Digital Angel completed the sale of its wholly-owned subsidiary, OuterLink, to Newcomb Communications. The sale is more fully described in Note 9.
Consulting Agreement of VeriChip
On August 8, 2007, VeriChip entered into a consulting agreement with Randolph K. Geissler. Mr. Geissler, who is the former Chief Executive Officer of Digital Angel, possesses considerable industry knowledge and experience, has agreed to perform consulting work with respect to identifying, contacting and introducing strategic partners to VeriChip, identifying potential merger and/or acquisition opportunities for VeriChip to consider and participating on a committee established for the development of certain products (the “Services”). Under the terms of the consulting agreement, Mr. Geissler will receive 107,000 shares of VeriChip’s common stock and will be reimbursed for all actual reasonable and necessary expenses, which are directly related to the Services, provided that VeriChip grants prior approval of any expenditure. The term of the agreement is for one year. The consulting agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Merger Agreement
On August 8, 2007, we and our 55.0% owned subsidiary, Digital Angel, entered into an Agreement and Plan of Reorganization by and among us, Digital Angel and Digital Angel Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Applied Digital (the “Acquisition Subsidiary”), pursuant to which the Acquisition Subsidiary will be merged with and into Digital Angel, with Digital Angel surviving and becoming a wholly-owned subsidiary of ours (the “Merger”). Upon the consummation of the Merger, each outstanding share of Digital Angel’s common stock not currently owned by us will be converted into 1.4 shares of our common stock. This amount represents a premium for Digital Angel’s common stock of approximately 21% over the average closing price of Applied Digital and Digital Angel’s stock as of the previous twenty trading days ending on August 7, 2007. The acquisition will be accounted for under purchase accounting.
Appointment of Barry Edelstein as President and Chief Executive Officer to Replace Kevin McGrath
Effective August 6, 2007, Kevin McGrath resigned as Digital Angel’s president, chief executive officer and director. The board of directors of Digital Angel approved a severance payment for Mr. McGrath in the total amount of $750,000, which will result in a third quarter charge. In exchange for the severance payment, Mr. McGrath was required to enter into a severance agreement with Digital Angel containing a general release and waiver and non-competition and non-solicitation provisions. On August 6, 2007, Digital Angel, with Board approval, appointed Barry Edelstein, as president and chief executive officer. The resignation of Mr. McGrath and appointment of Mr. Edelstein is more fully discussed in Item 5 to this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2006 Annual Report on Form 10-K.
Overview
We currently engage in the following principal business activities:
•	developing, marketing and selling RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications;

•	marketing visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing and marketing GPS enabled products used for location tracking of maritime vehicles, pilots and aircraft in remote locations;

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•	developing and marketing service relationship management software and services and call center software; and

•	selling vibration monitoring systems.
Recent and Other Events
Effective February 6, 2007, Digital Angel issued a 10.25% debenture to the Investors, and on April 5, 2007, Digital Angel used the majority of the proceeds from the debenture to acquire the assets of McMurdo. On June 28, 2007, Digital Angel, in connection with the planned sale of its subsidiary, OuterLink, entered into amendments of its Securities Purchase Agreement between Digital Angel and the Investors.
On February 14, 2007, VeriChip completed an initial public offering of its common stock. Effective April 20, 2007, we changed our state of incorporation from Missouri to Delaware, and on July 2, 2007, Digital Angel sold OuterLink. In addition, during the quarter ended June 30, 2007, our board of directors made a decision to sell InfoTech. As a result, OuterLink and InfoTech are now classified as discontinued operations for all periods presented.
Each of these events is more fully described in the notes to our unaudited condensed consolidated financial statements.

Merger Agreement
On August 8, 2007, we and our 55.0% owned subsidiary, Digital Angel, entered into an Agreement and Plan of Reorganization by and among us, Digital Angel and Digital Angel Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Applied Digital (the “Acquisition Subsidiary”), pursuant to which the Acquisition Subsidiary will be merged with and into Digital Angel, with Digital Angel surviving and becoming a wholly-owned subsidiary of ours (the “Merger”). Upon the consummation of the Merger, each outstanding share of Digital Angel’s common stock not currently owned by us will be converted into 1.4 shares of our common stock. This amount represents a premium for Digital Angel’s common stock of approximately 21% over the average closing price of Applied Digital and Digital Angel’s stock as of the previous twenty trading days ending on August 7, 2007. The acquisition will be accounted for under purchase accounting.
USPS Agreement
On May 10, 2007, GTI and the United States Postal Service (the “USPS”) entered into an agreement, under which GTI received approximately $1.5 million from USPS relating to a contract between GTI and the USPS dated June 20, 2003, which was terminated by the USPS for convenience in January of 2005. Per the terms of the contract, GTI was entitled to be paid for work performed under the contract.
Scott R. Silverman resigns from our Board
On July 3, 2007, Scott R. Silverman resigned as the Chairman of our board of directors to focus his attention on VeriChip Corporation, our majority-owned subsidiary. Daniel E. Penni, an existing member of our board of directors, has become Chairman of our board. Our board of directors appointed Michael E. Krawitz, the Company’s Chief Executive Officer, to fill the vacancy of Mr. Silverman and to serve as a member of the Company’s board of directors effective July 3, 2007.
Recent Financial Results
During the three-months ended June 30, 2007, we reported a loss from continuing operations of approximately $2.5 million as compared to a loss from continuing operations of approximately $2.8 million for the three-months ended June 30, 2006, and during the six-months ended June 30, 2007, we reported a loss from continuing operations of approximately $7.2 million as compared to a loss from continuing operations of approximately $5.2 million for the six-months ended June 30, 2006. Our operating activities used cash of $5.4 million and $3.8 million during the six-months ended June 30, 2007 and 2006, respectively. Historically, we have suffered losses and have not generated positive cash flows from operations. As of June 30, 2007, we had an accumulated deficit of approximately $476.6 million. (Loss) income by operating segment for the three and six-months ended June 30, 2007 and 2006 is presented below under the heading “Results of Continuing Operations.”
We operate in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, and Advanced Technology. VeriChip’s operations comprise our Healthcare and Security and Industrial segments, and Digital Angel’s operations comprise our Animal Applications and GPS and Radio Communications segments.

Revenues from each of our segments for the three-months ended June 30, 2007 and 2006 were as follows:

	Three-Months Ended
	June 30,
Revenue:	2007	2006
	(in thousands)
Healthcare	$5,863	$5,204
Security and Industrial	2,327	1,772
Animal Applications	11,029	8,375
GPS and Radio Communications	8,504	4,053
Advanced Technology	7,607	6,376
“Corporate/Eliminations”	—	(14)

Total	$35,330	$25,766

Revenues from each of our segments for the six-months ended June 30, 2007 and 2006 were as follows:

	Six-Months Ended
	June 30,
Revenue:	2007	2006
	(in thousands)
Healthcare	$11,174	$10,050
Security and Industrial	4,389	3,476
Animal Applications	21,289	19,877
GPS and Radio Communications	13,542	7,870
Advanced Technology	12,601	12,587
“Corporate/Eliminations”	—	(173)

Total	$62,995	$53,687

Our sources of revenue consist of sales of products and services from our five operating segments. Our significant sources of revenue for the three-months ended June 30, 2007 and 2006 were as follows:

	Percentage of Total Revenue
	Three-Months	Three-Months
	Ended June 30,	Ended June 30,
Sources of Revenue:	2007	2006

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	16.6%	20.2%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	6.6%	6.9%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	31.2%	32.4%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	24.1%	15.7%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	14.2%	15.7%

Service relationship management software and services from our Advanced Technology segment	5.4%	5.9%

Call center software and services from our Advanced Technology segment	1.9%	3.2%

Total	100.0%	100.0%

Our sources of revenue consist of sales of products and services from our five operating segments. Our significant sources of revenue for the six-months ended June 30, 2007 and 2006 were as follows:

	Percentage of Total Revenue
	Six-Months Ended	Six-Months Ended
Sources of Revenue:	June 30, 2007	June 30, 2006

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	17.7%	18.7%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	7.0%	6.5%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	33.8%	36.7%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	21.5%	14.7%

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	11.9%	15.6%

Service relationship management software and services from our Advanced Technology segment	5.7%	5.1%

Call center software and services from our Advanced Technology segment	2.4%	2.7%

Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended June 30, 2007 and 2006 were as follows:

	Three-Months Ended		Three-Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
Gross Profit and Gross Profit Margin by Product	Gross Profit	Total Gross	Gross Profit	Total Gross
Type For:	(in thousands)	Margin	(in thousands)	Margin
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$3,043	19.1%	$2,973	26.6%
RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	1,187	7.4%	1,129	10.1%
Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	3,815	23.9%	2,800	25.0%
GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	3,863	24.2%	2,060	18.4%
Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	2,406	15.1%	857	7.7%
Service relationship management software and services from our Advanced Technology segment	1,363	8.5%	1,113	10.0%
Call center software and services from our Advanced Technology segment	267	1.8%	246	2.2%

Total	$15,944	100.0%	$11,178	100.0%

Our significant sources of gross profit and gross profit margin by product type for the six-months ended June 30, 2007 and 2006 were as follows:

	Six-Months Ended		Six-Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
Gross Profit and Gross Profit Margin by Product	Gross Profit	Total Gross	Gross Profit	Total Gross
Type For:	(in thousands)	Margin	(in thousands)	Margin
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$5,767	20.8%	$5,914	24.4%
RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	2,326	8.4%	2,168	8.9%
Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	6,789	24.5%	7,352	30.3%
GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	6,533	23.6%	4,015	16.6%
Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	3,029	10.9%	2,278	9.4%
Service relationship management software and services from our Advanced Technology segment	2,535	9.2%	1,992	8.2%
Call center software and services from our Advanced Technology segment	696	2.6%	509	2.2%

Total	$27,675	100.0%	$24,228	100.0%

RESULTS OF CONTINUING OPERATIONS
The following table summarizes our results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 2007 and 2006, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to		Relationship to
	Revenue		Revenue
	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	%	%	%	%
Product revenue	84.0	84.0	84.5	84.8
Service revenue	11.6	16.0	13.0	15.2
Other revenue	4.4	—	2.5	—

Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	50.1	48.4	50.1	48.2
Cost of services sold	4.8	8.2	5.9	6.7
Cost of other revenue	—	—	—	—

Total cost of products and services sold	54.9	56.6	56.0	54.9

Gross profit	45.1	43.4	44.0	45.1

Operating costs and expenses:
Selling, general and administrative expense	45.3	49.9	50.8	48.3
Research and development	7.4	6.8	8.5	6.6

Total operating costs and expenses	52.7	56.7	59.3	54.9

Operating loss before other items	(7.6)	(13.3)	(15.3)	(9.8)
Interest and other income	3.0	0.7	3.2	0.7
Interest expense	(3.5)	(2.5)	(3.4)	(2.3)

Total other expense	(0.5)	(1.8)	(0.2)	(1.6)
Loss from continuing operations before taxes, minority interest and losses attributable to capital transactions of subsidiaries	(8.1)	(15.1)	(15.5)	(11.4)
(Provision) benefit for income taxes	(0.9)	0.1	(0.7)	—

Loss from continuing operations before minority interest and (loss) gain attributable to capital transactions of subsidiaries	(9.0)	(15.0)	(16.2)	(11.4)
Minority interest	6.7	2.6	6.7	2.8
Net (loss) gain on capital transactions of subsidiaries	(1.7)	0.1	7.5	0.6
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(2.9)	1.3	(9.3)	(0.5)

Loss from continuing operations	(6.9)	(11.0)	(11.3)	(8.5)
Loss from discontinued operations	(0.7)	(1.7)	(1.1)	(3.1)

Net loss	(7.6)	(12.7)	(12.4)	(11.6)

Results of Operations from Continuing Operations
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments for the three-months ended June 30, 2007 and 2006 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Three-Months Ended
(Loss) income from continuing operations before taxes,	June 30,
minority interest and gain (loss) attributable to capital	2007	2006
transactions of subsidiaries by segment:	(in thousands)
Healthcare	$(1,976)	$(1,121)
Security and Industrial	(603)	(151)
Animal Applications	(1,972)	(1,406)
GPS and Radio Communications	(439)	(143)
Advanced Technology	3,381	503
“Corporate/Eliminations” (1)	(1,277)	(1,579)

Total	$(2,886)	$(3,897)

(1)	The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments for the six-months ended June 30, 2007 and 2006 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Six-Months Ended
(Loss) income from continuing operations before taxes,	June 30,
minority interest and gain (loss) attributable to capital	2007	2006
transactions of subsidiaries by segment:	(in thousands)
Healthcare	$(4,472)	$(1,795)
Security and Industrial	(1,375)	(498)
Animal Applications	(4,506)	(1,475)
GPS and Radio Communications	(847)	(193)
Advanced Technology	4,012	1,340
“Corporate/Eliminations” (1)	(2,656)	(3,462)

Total	$(9,844)	$(6,083)

(1)	The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other income/expenses associated with corporate activities and functions.

Healthcare Segment
Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

	Three-		Three-
	Months		Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,708	97.4%	$5,059	97.2%	$649	12.8%
Service	155	2.6	145	2.8	10	6.9

Total revenue	5,863	100.0	5,204	100.0	659	12.7

Gross Profit:
Product (1)	3,002	52.6	2,894	57.2	108	3.7
Service (2)	41	26.5	79	54.5	(38)	(48.1)

Total gross profit	3,043	51.9	2,973	57.1	70	2.4

Selling, general and administrative expense	4,043	69.0	3,217	61.8	826	25.7
Research and development	656	11.2	724	13.9	(68)	(9.4)
Interest and other income (expense)	(133)	(2.2)	(74)	(1.4)	59	79.7
Interest expense	(187)	(3.2)	(79)	(1.5)	108	NM (3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,976)	(33.7)%	$(1,121)	(21.5)%	$855	76.3%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our Healthcare segment’s revenue increased approximately $0.7 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase in revenue was primarily due to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006.
Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit increased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. Gross profit margin decreased to 51.9% in the three-months ended June 30, 2007 compared to 57.1% in the three-months ended June 30, 2006. The decrease in gross profit margin was due to increased warranty costs related to our former Vancouver operations. We have implemented a process to reduce these costs and management believes that the process will result in gross margins increasing by the end of 2007.
Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $0.8 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase was primarily a result of increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and fees related to our market development efforts. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 69.0% and 61.8% in the three-months ended June 30, 2007 and 2006, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the aforementioned increase in costs associated with our VeriMed business.

Research and Development - Our Healthcare segment’s research and development decreased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. As a percentage of our Healthcare segment’s revenue, research and development was 11.2% and 13.9% in the three-months ended June 30, 2007 and 2006, respectively. The decrease in research and development expense was primarily due to the savings realized from the consolidation of our Vancouver research and development efforts into our Ottawa location, which was completed in the first quarter of 2007.
Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

	Six-Months		Six-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	10,909	97.6%	$9,836	97.9%	$1,073	10.9%
Service	265	2.4	214	2.1	51	23.8

Total revenue	11,174	100.0	10,050	100.0	1,124	11.2

Gross Profit:
Product (1)	5,702	52.3	5,805	59.0	(103)	(1.8)
Service (2)	65	24.5	109	50.9	(44)	(40.4)

Total gross profit	5,767	51.6	5,914	58.8	(147)	(2.5)

Selling, general and administrative expense	8,030	71.9	6,206	61.8	1,824	29.4
Research and development	1,721	15.4	1,304	13.0	417	32.0
Interest and other expense	(103)	(0.9)	(56)	0.6	47	83.9
Interest expense	(385)	(3.4)	(143)	1.4	242	NM (3)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(4,472)	(40.0)%	$(1,795)	(17.9)%	$2,677	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our Healthcare segment’s revenue increased approximately $1.1 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. The increase was due primarily to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006.

Gross Profit and Gross Profit Margin — Our Healthcare segment’s gross profit decreased approximately $0.1 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. Our Healthcare segment’s gross profit margin was 51.6% and 58.8% in the six-months ended June 30, 2007 and 2006, respectively. The decrease in gross profit and gross profit margin was principally due to increased warranty costs related to our former Vancouver operations. We have implemented a process to reduce these costs and management believes that the process will result in gross margins increasing by the end of 2007.
Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $1.8 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 71.9% and 61.8% in the six-months ended June 30, 2007 and 2006, respectively. The increase was primarily a result of the additional costs resulting from equity based compensation and increased costs related to VeriChip becoming a public entity during the six-months ended June 30, 2007.
Research and Development - Our Healthcare segment’s research and development increased approximately $0.4 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. As a percentage of our Healthcare segment’s revenue, research and development was 15.4% and 13.0% in the six-months ended June 30, 2007 and 2006, respectively. The increase in research and development was primarily due to a charge of $0.3 million related to the relocation of a component of our research and development efforts from Vancouver to Ottawa and the cost of duplicative staffing during the transition period.

Security and Industrial Segment
Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$1,946	83.6%	$1,505	84.9%	$441	29.3%
Service	381	16.4	267	15.1	114	42.7

Total revenue	2,327	100.0	1,772	100.0	555	31.3

Gross Profit:
Product (1)	1,010	51.9	1,027	68.2	(17)	(1.7)
Service (2)	177	46.5	102	38.2	75	73.5

Total gross profit	1,187	51.0	1,129	63.7	58	5.1

Selling, general and administrative expense	1,301	55.9	1,008	56.9	293	29.1
Research and development	300	12.9	209	11.8	91	43.5
Interest and other (expense) income	(11)	(0.5)	12	0.7	(23)	NM	(3)
Interest expense	(178)	(7.6)	(75)	(4.2)	103	NM	(3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(603)	(25.9)%	$(151)	(8.5)%	$452	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Security and Industrial segment’s revenue increased $0.6 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase was primarily due to continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006 as a result of the increase in service revenue. Our Security and Industrial segment’s gross profit margin was 51.0% in the three-months ended June 30, 2007 compared to 63.7% in the three-months ended June 30, 2006. The decrease in gross profit margin was primarily due to increased inventory reserves for slower moving inventory and due to increased revenues from tool management products compared to the three-months ended June 30, 2006, which have a lower gross margin than our vibration monitoring products.
Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $0.3 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 55.9% and 56.9% in the three-months ended June 30, 2007 and 2006, respectively. We attribute the decrease in selling, general and administrative expense as a percentage of revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. As a percentage of our Security and Industrial segment’s revenue, research and development was 12.9% and 11.8% in the three-months ended June 30, 2007 and 2006, respectively. Our Security and Industrial’s research and development efforts relate primarily to the development of a new family of vibration monitoring products.
Interest Expense - Our Security and Industrial segment’s interest expense increased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006 due primarily to the increase in intercompany borrowings from Applied Digital.
Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

	Six-Months		Six-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$3,587	81.7%	$2,884	83.0%	$703	24.4%
Service	802	18.3	592	17.0	210	35.5

Total revenue	4,389	100.0	3,476	100.0	913	26.3

Gross Profit:
Product (1)	1,913	53.3	1,903	66.0	10	0.5
Service (2)	413	51.5	265	44.8	148	55.8

Total gross profit	2,326	53.0	2,168	62.4	158	7.3

Selling, general and administrative expense	2,712	61.8	2,026	58.3	686	33.9
Research and development	641	14.6	513	14.8	128	25.0
Interest and other income	20	0.5	12	0.3	8	66.7
Interest expense	(368)	(8.4)	139	4.0	229	NM	(3)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,375)	(59.1)%	$(498)	(14.3)	$877	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Security and Industrial segment’s revenue increased approximately $0.9 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. The increase was primarily due to continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.2 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2007. Our Security and Industrial segment’s gross profit margin was 53.0% in the six-months ended June 30, 2007 compared to 62.4% in the six-months ended June 30, 2006. The decline in gross margin was due to increased inventory reserves for slower moving inventory and due to increased revenues from tool management products compared to the six-months ended June 30, 2006, which have a lower gross margin that our vibration monitoring products.
Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $0.7 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 61.8% in the six-months ended June 30, 2007 compared to 58.3% in the six-months ended June 30, 2006. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the additional costs resulting from equity based compensation and increased costs related to becoming a public entity during the six-months ended June 30, 2007.
Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.1 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. As a percentage of our Security and Industrial segment’s revenue, research and development was 14.6% and 14.8% in the six-months ended June 30, 2007 and 2006, respectively. Our Security and Industrial’s research and development efforts relate primarily to the development of a new family of vibration monitoring products.
Interest Expense - Our Security and Industrial segment’s interest expense increased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006 due primarily to the increase in intercompany borrowings from Applied Digital.

Animal Applications Segment
Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$11,028	100.0%	$8,189	97.8%	$2,839	34.7%
Service	1	—	172	2.1	(171)	(99.4)
Intercompany — product	—	—	14	0.1	(14)	(100.0)

Total revenue	11,029	100.0	8,375	100.0	2,654	31.7

Gross Profit:
Product (1)	3,814	34.6	2,629	32.1	1,185	45.1
Service (2)	1	100.0	171	99.4	(170)	(99.4)
Intercompany — product	—	—	6	42.9	(6)	(100.0)

Total gross profit	3,815	34.6	2,806	33.5	1,009	36.0

Selling, general and administrative expense	4,422	40.1	3,494	41.7	928	26.6
Research and development	677	6.1	726	8.7	(49)	(6.7)
Interest and other income (expense)	(67)	(0.6)	110	1.3	(177)	NM (3)
Interest expense	(621)	(5.6)	(100)	1.2	521	NM (3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,972)	(17.9)%	$(1,404)	(16.8)%	$568	40.5%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our Animal Applications segment’s revenue increased approximately $2.7 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase was principally due to an increase in microchip sales of approximately $2.9 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. Schering-Plough, who markets the chips under the brand name Home Again, has been investing significant resources in marketing and advertising the chip. We expect orders for 2007 to exceed 4 million pet chips by year end, which is more than twice the units sold in 2006. This increase was partially offset by a decrease of electronic identification and visual product sales to livestock customers of $0.2 million.
Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit increased approximately $1.0 million, in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The gross profit margin increased to 34.6% in the three-months ended June 30, 2007 compared to 33.5% in the three-months ended June 30, 2006. We attribute the increase in gross profit and gross profit margin to increased sales in the current period.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $0.9 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase in selling, general and administrative expenses relates primarily to legal expenses of $0.5 million related to the maintenance and protection of our intellectual property and compensation expense associated with an increase in our sales and marketing force in the United States. Selling, general and administrative expense as a percentage of revenue decreased to 40.1% from 41.7% in the same respective periods as a result of the increase in revenue. We have reached a tentative settlement in the lawsuit that we initiated to protect our intellectual property and, as a result, we expect that our legal expenses will decrease going forward.
Research and Development — Our Animal Applications segment’s research and development remained relatively constant in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. Our Animal Applications segment’s research and development expense relates to new product development related to RFID microchips and related scanners.
Interest Expense — Our Animal Applications segment’s interest expense increased approximately $0.5 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase in interest expense relates primarily to interest, discount amortization and deferred debt cost amortization associated with our 10.25% senior secured debenture issued in February 2007.

Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

	Six-Months		Six-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$21,235	99.7%	$19,115	96.1%	$2,120	11.1%
Service	54	0.3	589	3.0	(535)	(90.8)
Intercompany — product	—	—	173	0.9	(173)	(100.0)

Total revenue	21,289	100.0	19,877	100.0	1,412	7.1

Gross Profit:
Product (1)	6,735	31.6	6,763	35.4	(28)	(0.4)
Service (2)	54	100.0	589	100.0	(535)	(90.8)
Intercompany — product	—	—	105	60.7	(105)	(100.0)

Total gross profit	6,789	31.9	7,457	37.5	(668)	(9.0)

Selling, general and administrative expense	9,422	44.3	7,446	37.5	1,976	26.5
Research and development	1,279	6.0	1,521	7.7	(242)	(15.9)
Interest and other income	404	1.9	217	(1.1)	187	86.2
Interest expense	(922)	(4.3)	(182)	0.9	(740)	NM (3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(4,430)	(20.8)%	$(1,475)	(7.4)%	$2,955	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our Animal Applications segment’s revenue increased approximately $1.4 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. The increase was principally due to the aforementioned increase in microchip sales of approximately $3.0 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet, implantable microchips. Partially offsetting the increase was a decrease of electronic identification and visual product sales to livestock customers of $1.0 million. This decrease was the result of a decrease in demand as U.S. livestock owners delayed entry of their cattle into the feed lots due to a rise in feed costs associated with drought conditions and to the use of corn to make ethanol products. We also experienced a decrease in sales to fish and wildlife customers of $0.5 million and a decrease in sales to VeriChip of $0.1 million.
Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit decreased approximately $0.7 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. The gross margin was 31.9% in the six-months ended June 30, 2007 compared to 37.5% in the six-months ended June 30, 2006. We attribute the decrease in gross profit margin in the six-months ended June 30, 2007 to a decrease in high margin engineering service revenue, a decrease in the average sales price for companion pet products shipped in the United States, higher material and freight costs associated with fulfilling the increased demand for companion pet products in the United States, warranty costs for e-tags shipped to Canada and increased overhead costs related to the startup of molding operations in our St. Paul facility. A significant portion of these additional costs were incurred during the first quarter of 2007.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $2.0 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. This was attributable to an increase of $1.2 million in legal expenses related to the maintenance and protection of our intellectual property, an increase of $0.3 million related to increased salary expense for the addition of new personnel, as well as general salary increases and a severance payment, and an increase of $0.3 million for consulting and other fees. Selling, general and administrative expense as a percentage of revenue increased to 44.3% from 37.5% in the same respective periods as a result of the increase in expenses. We have reached a tentative settlement in the lawsuit that we initiate to protect our intellectual property and, as a result, we expect that our legal expenses will decrease going forward.
Research and Development — Our Animal Applications segment’s research and development expense decreased approximately $0.2 million in the six-months ended June 30, 2007, compared to the six-months ended June 30, 2006. Our Animal Applications segment’s research and development expense relates to new product development related to RFID microchips and related scanners.
Interest Expense — Our Animal Applications segment’s interest expense increased approximately $0.7 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. The increase in interest expense relates primarily to interest, discount amortization and deferred debt cost amortization associated with our 10.25% senior secured debenture issued in February 2007.

GPS and Radio Communications Segment
Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$8,504	100.0%	$4,053	100.0%	$4,451	NM (3)
Service	—	—	—	—	—	—

Total revenue	8,504	100.0	4,053	100.0	4,451	NM (3)

Gross Profit:
Product (1)	3,863	45.4	2,060	50.8	1,803	87.5%
Service (2)	—	—	—	—	—	—

Total gross profit	3,863	45.4	2,060	50.8	1,803	87.5
Selling, general and administrative expense	3,341	39.3	2,192	54.1	1,149	52.4
Research and development	909	10.7	—	—	909	—
Interest and other income	—	—	—	—	—	—
Interest expense	(52)	(0.6)	(11)	(0.3)	41	NM	(3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(439)	(5.2)%	$(143)	(3.5)%	$296	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our GPS and Radio Communication segment’s revenue increased approximately $4.5 million, in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase in revenue was principally due to an increase in sales of SARBE products of $0.1 million, an increase in sales of alarm products of $0.1 million, an increase in Radio Hire division sales of $0.3 million and the inclusion of $3.9 million of sales from our McMurdo division. McMurdo was acquired on April 5, 2007. We believe that McMurdo will provide us with more predictable profits in our search and rescue beacon business going forward.
Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $1.8 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. Of this increase, $1.5 million is attributable to McMurdo, which was acquired in April 2007, and the increased SARBE and Radio Hire division sales. The gross profit margin was 45.4% in the three-months ended June 30, 2007 as compared to 50.8% in the three-months ended June 30, 2006. The decrease in gross profit margin relates primarily to a shift in the mix of products in the three-months ended June 30, 2007 to lower margin products from our Scotland operations as well as the addition of the McMurdo operations. Currently, we earn lower margins from McMurdo sales than we do on our existing business lines.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $1.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The increase in selling, general and administrative expense relates primarily to the addition of McMurdo which had expenses of $0.8 million in the second quarter. The remaining $0.4 million is due to an increase in compensation expense associated with the addition of new personnel and general salary increases. As a percentage of revenue, selling, general and administrative expense decreased to 39.3% in the three-months ended June 30, 2007 from 54.1% in the three-months ended June 30, 2006. The decrease in selling, general and administrative expense as a percentage of revenue resulted primarily from the increase in revenue and lower selling and general administrative expenses as a percentage of revenue at McMurdo.
Research and Development — Our GPS and Radio Communications segment’s research and development increased $0.9 million in the three-months ended June 30, 2007 as compared to three-months ended June 30, 2006. This increase was driven by the addition of McMurdo and the costs associated with the development of a new search and rescue beacon, which were not included in the same period in 2006. The development of the new pilot location beacon was our first contract with a branch of the U.S. military. Previously, sales of our location beacons have been to foreign governments. Revenue from the contract, totaling approximately $0.9 million, is expected to be earned in the three-months ended September 30, 2007, when we deliver to the U.S. Air Force a replacement for its current URT 33 search and rescue beacon.
Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

	Six-Months		Six-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$13,542	100.0%	$7,870	100.0%	$5,672	72.1%
Service	—	—	—	—	—	—

Total revenue	13,542	100.0	7,870	100.0	5,672	72.1

Gross Profit:
Product (1)	6,533	48.2	4,015	51.0	2,518	62.7
Service (2)	—	—	—	—	—	—

Total gross profit	6,533	48.2	4,015	51.0	2,518	62.7
Selling, general and administrative expense	5,855	43.2	4,186	53.2	1,669	39.9
Research and development	1,525	11.3	—	—	1,525	—
Interest and other income	—	—	2	—	(2)	(100.0)
Interest expense	(76)	(0.6)	(24)	(0.3)	52	NM	(3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(923)	(6.8)%	$(193)	(2.5)%	$730	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.

Revenue — Our GPS and Radio Communication segment’s revenue increased approximately $5.7 million, in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. The increase in revenue was due to an increase in sales of SARBE product’s of $0.8 million, an increase in sales of alarm products of $0.4 million, an increase in Radio Hire division sales of $0.6 million and the inclusion of $3.9 million of sales from our McMurdo division, which was acquired on April 5, 2007.
Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $2.5 million in the six-months ended June 30, 2007 as compared to the six-months ended June 30, 2006. The increase in gross profit relates to the previously mentioned increase in sales from our existing businesses and the inclusion of approximately $1.5 million of gross profit from McMurdo. The gross profit margin decreased to 48.2% in the six-months ended June 30, 2007 compared to 51.0% in the six-month ended June 30, 2006. The decrease in gross profit margin relates to the product mix. Currently we earn lower margins at our McMurdo division than we do for our existing business lines.
Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $1.7 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. Excluding the $0.8 million of expenses related to McMurdo, the remaining increase is due primarily to an increase in exhibition and advertising expenses as well as an increase in compensation expense associated with the addition of new personnel and general salary increases. As a percentage of revenue, selling, general and administrative expense decreased to 43.2% in the six-months ended June 30, 2007 from 53.2% in the six-months ended June 30, 2006. The decrease in selling, general and administrative expense as a percentage of revenue resulted primarily from the increase in sales and lower selling and general administrative expenses as a percentage of revenue at McMurdo.
Research and Development — Our GPS and Radio Communications segment’s research and development increased approximately $1.5 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. This increase was driven by the addition of $1.2 million of development costs for the development of a new search and rescue beacon, which were not included in the same period in 2006. The development of the new pilot location beacon is more fully discussed in the comparison of our GPS and Radio Communications segment’s results of operations for the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. In addition, we incurred approximately $0.3 million in research and development expense related to McMurdo, which was acquired on April 5, 2007.

Advanced Technology Segment
Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,505	32.9%	$2,825	44.3%	$(320)	(11.3)%
Service	3,552	46.7	3,551	55.7	1	—
Other	1,550	20.4	—	—	1,550	NM	(4)

Total revenue	7,607	100.0	6,376	100.0	1,231	19.3

Gross Profit:
Product (1)	305	12.2	546	19.3	(241)	(44.1)
Service (2)	2,181	61.4	1,670	47.0	511	30.6
Other (3)	1,550	100.0	—	—	1,550	NM	(4)

Total gross profit	4,036	53.1	2,216	34.8	1,820	82.1
Selling, general and administrative expense	1,770	23.3	1,727	27.1	43	2.5
Research and development	89	1.2	96	1.5	(7)	(7.3)
Interest and other income	1,229	16.2	152	2.4	1,077	NM	(4)
Interest expense	(25)	(0.3)	(42)	(0.7)	17	40.5

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$3,381	44.4%	$503	7.9%	$2,878	NM	(4)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	The percentage of revenue is calculated as a percentage of other revenue.

(4)	NM = Not meaningful.
Revenue — Our Advanced Technology segment’s product revenue increased approximately $1.2 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006 primarily as a result of the receipt of approximately $1.5 million of revenue (reflected above in other revenue) from the United States Postal Service, or USPS. In January 2005, the USPS terminated a contract between GTI and the USPS for convenience. Under the terms of the contract, we were entitled to receive reimbursement for costs incurred under the contract.
Gross Profit and Gross Profit Margin — Our Advanced Technology segment’s gross profit on product, service and other sales increased approximately $1.8 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. Gross profit from call center and voice, data and video telecommunications networks increased by approximately $1.5 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006 as a result of the aforementioned revenue from the USPS. Sales of our service relationship management software generated gross profit of approximately $1.4 million in the three-months ended June 30, 2007 compared to $1.1 million in the three-months ended June 30, 2006. The gross profit margin for our Advanced Technology segment was 53.1% in the three-months ended June 30, 2007 compared to 34.8% in the three-months ended June 30, 2006. The increase in the gross profit margin primarily resulted from the USPS revenue.

Selling, General and Administrative Expense — Our Advanced Technology segment’s selling, general and administrative expense remained relatively constant in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006.
Interest and Other Income — Our Advanced Technology segment’s interest and other income for the three-months ended June 30, 2007 increased approximately $1.1 million compared to the three-months ended June 30, 2006. The increase in interest and other income related primarily to the settlement of a lawsuit during the three-months ended June 30, 2007. The settlement amount was approximately $0.9 million less than the amount that we had previously reserved.
Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

	Six-Months		Six-Months
	Ended		Ended
	June 30,	% Of	June 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$4,006	31.8%	$5,815	46.2%	$(1,809)	(31.1)%
Service	7,045	55.9	6,772	53.8	273	4.0
Other	1,550	12.3	—	—	1,550	NM	(4)

Total revenue	12,601	100.0	12,587	100.0	14	0.1

Gross Profit:
Product (1)	813	20.3	443	7.6	(364)	(30.9)
Service (2)	3,897	55.3	4,336	64.0	295	8.2
Other (3)	1,550	100.0	—	—	1,550	NM	(4)

Total gross profit	6,260	49.7	4,779	38.0	1,481	31.0
Selling, general and administrative expense	3,474	27.6	3,456	27.5	18	0.5
Research and development	185	1.5	194	1.5	(9)	(4.6)
Interest and other income	1,460	11.6	283	(2.2)	1,177	NM	(4)
Interest expense	(49)	(0.4)	(72)	0.6	(23)	(31.9)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$4,012	31.8%	$1,340	10.6%	$2,672	NM	(4)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	The percentage of revenue is calculated as a percentage of other revenue.

(4)	NM = Not meaningful.
Revenue — Our Advanced Technology segment’s product revenue decreased approximately $1.8 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006 primarily as a result of a decrease in revenue associated with our voice, data and video telecommunications networks. Included in the product revenue for the six months ended June 30, 2006 was approximately $0.6 million associated with the USPS contract that was terminated for convenience in January 2005. We recorded $1.5 million of revenue related to additional funds associated with the terminated USPS contract in the six-months ended June 30, 2007, which has been recorded other revenue. Our Advanced Technology segment’s service relationship management software revenue increased approximately $0.3 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006.

Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit on product, service and other sales increased approximately $1.5 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. Approximately $0.8 million of the increase was due to the increase in the USPS revenue in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006. Gross profit from service relationship management software sales and related services increased by approximately $0.5 million in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006, and gross profit from sales of call center software increased approximately increased approximately $0.2 million during the same periods. The gross profit margin for our Advanced Technology segment was 49.7% in the six-months ended June 30, 2007 compared to 38.0% in the six-months ended June 30, 2006. The increase in the gross profit margin primarily resulted from the USPS revenue.
Selling, General and Administrative Expense — Our Advanced Technology segment’s selling, general and administrative expense remained relatively constant in the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006.
Interest and Other Income — Our Advanced Technology segment’s interest and other income for the six-months ended June 30, 2007 increased approximately $1.2 million compared to the six-months ended June 30, 2006. The increase in interest and other income related primarily to the settlement of a lawsuit during the three-months ended June 30, 2007. The settlement amount was approximately $0.9 million less than the amount that we had previously reserved.

“Corporate/Eliminations”
Three-Months Ended June 30, 2007 Compared to the Three-Months Ended June 30, 2006

	Three-Months	Three-Months
	Ended	Ended
	June 30,	June 30,	Change
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$—	$(14)	$14	100.0%

Total	—	(14)	14	100.0

Gross Profit:
Elimination of intercompany product gross profit	—	(6)	6	100.0

Total	—	(6)	6	100.0
Selling, general and administrative expense	1,117	1,215	(98)	(8.1)
Research and development	—	1	(1)	(100.0)
Interest and other income	29	(18)	(47)	NM (1)
Interest expense	(189)	(339)	(150)	(44.2)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,277)	$(1,579)	$(302)	(9.1)%

(1)	NM = Not meaningful.
Selling, General and Administrative Expense — Corporate/Elimination’s selling, general and administrative expense decreased approximately $0.1 million in the three-months ended June 30, 2007 compared to the three-months ended June 30, 2006. The decrease was principally due to a reduction in salary expense.
Interest Expense — Corporate/Elimination’s interest expense was approximately $0.2 million during the six-months ended June 30, 2007 compared to $0.3 million in the six-months ended June 30, 2006. The decrease in interest expense is a function of the elimination of additional inter-company interest expense, primarily as a result of increased intercompany borrowings by VeriChip.

Six-Months Ended June 30, 2007 Compared to the Six-Months Ended June 30, 2006

	Six-Months	Six-Months
	Ended	Ended
	June 30,	June 30,	Change
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$—	$(173)	$173	100.0%

Total	—	(173)	173	100.0

Gross Profit:
Elimination of intercompany product gross profit	—	(105)	105	100.0

Total		(105)	105	100.0
Selling, general and administrative expense	2,523	2,601	(78)	(3.0)
Research and development	—	—	—	—
Interest and other income	234	(58)	292	NM (1)
Interest expense	(367)	(698)	(331)	(47.4)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,656)	$(3,462)	$(806)	(23.3)%

(1)	NM = Not meaningful.
Interest and Other Income — The increase in Corporate/Elimination’s interest and other income of approximately $0.3 million during the six-months ended June 30, 2007 as compared to the six-months ended June 30, 2006 was due primarily to the reversal in the six-months ended June 30, 2007 of certain liabilities incurred in 2002 that were no longer owed.
Interest Expense — Corporate/Elimination’s interest expense was approximately $0.4 million during the six-months ended June 30, 2007 compared to $0.7 million in the six-months ended June 30, 2006. The decrease in interest expense is a function of the elimination of additional inter-company interest expense, primarily as a result of increased intercompany borrowings by VeriChip.
Income Taxes
We have recorded certain state and foreign income taxes (benefits) during the three and six-months ended June 30, 2007 and 2006. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of June 30, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three and six-months ended June 30, 2007 and 2006.

Net Gain/Loss on Capital Transactions of Subsidiaries and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by Digital Angel and VeriChip are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel and VeriChip was appropriate because we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.
During the three-months ended June 30, 2007 and 2006, we recorded a loss of $0.6 million and a gain of $36,000, respectively, on the issuances of common stock by Digital Angel and VeriChip. During the six-months ended June 30, 2007 and 2006, we recorded a gain of $4.8 million and $0.3 million, respectively, on the issuances of common stock by Digital Angel and VeriChip. The net gains (losses) resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and VeriChip and the net proceeds from the issuances of the stock.
In addition, Digital Angel issued 0.3 million shares of its common stock to us during the three-months ended June 30, 2006 under the terms a share exchange agreement between Digital Angel and us. The share exchange related to a purchase price payment made by Digital Angel in connection with its acquisition of its subsidiary, DSD Holdings AS, or DSD. Under the terms of the acquisition agreement pursuant to which Digital Angel acquired DSD, at any time between the closing date of the acquisition and December 31, 2006, Digital Angel had the right to buy out the remaining purchase price. On April 13, 2006, Digital Angel exercised its right to buy out the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buy out price was satisfied by a cash payment of $1.0 million made on April 13, 2006 and the issuance on June 8, 2006 of $1.0 million worth of Digital Angel’s unregistered common stock, or 282,115 shares. The $2.0 million buy out price was recorded as additional goodwill. We and the former shareholders of DSD agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of Digital Angel’s common stock paid by Digital Angel to the former shareholders of DSD pursuant to the buy out agreement. Based on the substance of the transaction and the fact that the shares were exchanged in connection with an acquisition, the shares issued by Digital Angel under the share exchange did not result in a gain or loss on issuance.
We recorded a loss of $1.0 million and a gain of $0.3 million during the three-months ended June 30, 2007 and 2006, respectively, and loss of $5.9 million and $0.2 million during the six-months ended June 30, 2007 and 2006, respectively, attributable to changes in the minority interest ownership of Digital Angel and VeriChip as a result of their capital transactions.
The details of the capital transactions of Digital Angel and VeriChip for the three and six-months ended June 30, 2007 and 2006 are presented in Note 9 to our unaudited condensed consolidated financial statements.
Net Loss
During the three-months ended June 30, 2007 and 2006, we reported a loss from continuing operations of approximately $2.5 million and $2.8 million, respectively. Included in the loss from continuing operations for the three-months ended June 30, 2007 was approximately $1.6 million of loss attributable to capital transactions of subsidiaries as compared to a gain attributable to capital transactions of subsidiaries of approximately $0.4 million in the three-months ended June 30, 2006. Excluding the gain/loss attributable to capital transactions of subsidiaries, the loss from continuing operations was $0.9 million and $3.2 million, respectively, for the three-months ended June 30, 2007 and 2006. The improvement relates primarily to $1.5 million of revenue realized from the USPS contract, and approximately $0.9 million in income from the reversal of an excess legal accrual, among other items.

During the six-months ended June 30, 2007 and 2006, we reported loss from continuing operations of approximately $7.2 million and $5.2 million, respectively. The increase in the loss for the six-months ended June 30, 2007 compared to the six-months ended June 30, 2006 resulted primarily from the (i) increase in research and development related to our locator beacons and RFID healthcare systems; (ii) increase in stock-based compensation expense due primarily to the issuance of stock options; (iii) additional investment in our VeriMed patient identification infrastructure; and (iv) costs associated with defending our implantable microchip patent. Each of these items is more fully discussed above in the context of the appropriate segment.
LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS
As of June 30, 2007, cash and cash equivalents totaled $15.5 million, an increase of $8.2 million, or 112.3%, from $7.3 million at December 31, 2006.
Operating activities used cash of $5.4 million and $3.8 million during the six-months ended June 30, 2007 and 2006, respectively. During the six-months ended June 30, 2007, cash was used primarily to fund losses and for payment of accounts payable, accrued expenses and other liabilities as well as for purchases of inventory. During the six-months ended June 30, 2006, cash was used primarily for payment of inventory.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $2.6 million, or 14.1%, to $21.0 million at June 30, 2007, from $18.4 million at December 31, 2006. The increase was primarily the increase in revenue in the three-months ended June 30, 2007 as compared to the last quarter of 2006.

•	Inventories increased 20.9% to $16.5 million at June 30, 2007 from $13.7 million at June 30, 2007 and December 31, 2006.

•	Accounts payable increased $2.8 million, or 15.8%, to $ 20.2 million at June 30, 2007 compared to $17.4 million at December 31, 2006. The increase was primarily due to accounts payable associated with McMurdo. McMurdo was acquired in April 2007.

•	Accrued expenses decreased $4.8 million, or 27.7%, to $12.5 million at June 30, 2007 compared to $17.3 million at December 31, 2006. The decrease was primarily a result of the payment of initial public offering costs that were accrued by VeriChip as of December 31, 2006 and paid during the six-months ended June 30, 2007 and to the settlement of the $3.3 million obligation to our former CEO during the six-months ended June 30, 2007. Approximately $3.0 million of the settlement was paid in shares of our common stock.

Investing activities used cash of $6.0 million and $1.2 million during the six-months ended June 30, 2007 and 2006, respectively. During the six-months ended June 30, 2007, cash was used primarily to purchase approximately $1.2 million of property and equipment, cash of $4.2 million was used for business acquisition, and cash of $0.4 million was used by discontinued operations. During the six-months ended June 30, 2006, cash of $1.0 million was used for business acquisitions, net of cash acquired, cash of approximately $1.2 million was used to purchase property and equipment and cash of $0.1 million was used by discontinued operations.
Financing activities provided cash of $19.6 million and $0.4 million during the six-months ended June 30, 2007 and 2006, respectively. During the six-months ended June 30, 2007, cash of approximately $15.8 million was provided by VeriChip’s initial public offering, cash of $6.0 million was provided by Digital Angel’s loan with Imperium, offset by $1.6 million used for payments on long term debt. During the six-months ended June 30, 2006, $3.7 million was provided by borrowings and proceeds from issuance of common stock, offset by $2.0 million used for payment of long term debt.
Laurus Master Fund, Ltd. Financing
On August 24, 2006, we closed a $13.5 million non-convertible debt financing transaction with Laurus Master Fund, Ltd. (“Laurus”) pursuant to the terms of a Securities Purchase Agreement (the “Agreement”) dated August 24, 2006, between us and Laurus. Under the terms of the Agreement, Laurus extended financing to us in the form of a $13.5 million secured term note (the “Note”). The Note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of August 24, 2009. We are obligated to make monthly principal payments ranging from $200,000 to $300,000 beginning on April 1, 2007. The terms of the Note allow for optional redemption by paying 102% of the principal amount. The Note also provides for certain events of default, including (i) failure to pay principal and interest when due; (ii) a violation of a covenant; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note, among others. The covenants in the Agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, creating new indebtedness not specifically allowed under the terms of the agreement, among others. In the event of default, Laurus is entitled to additional interest on the outstanding principal balance of the Note and on all outstanding obligations under the Note and the related agreements entered into in conjunction with the Note in an amount equal to 1% per month.
To secure our obligations under the Agreement, we have granted Laurus a first priority security interest in substantially all of our assets, and we have pledged all of the issued and outstanding capital stock owned by us in InfoTech and Digital Angel and certain of our other wholly-owned subsidiaries and 65% and of the outstanding stock that we own in VeriChip.
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

Royal Bank of Canada Credit Agreement
VeriChip’s subsidiary, VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately USD $1.4 million based on the exchange rate as of June 30, 2007, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement of VHI, or CDN$3.8 million at June 30, 2007. At June 30, 2007, approximately $1.1 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and are guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets.
Loan Agreement with VeriChip
We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including accrued interest, into an $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.
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
On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip may have incurred to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8, 2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007, leaving a balance due on February 14, 2007 of approximately $11.6 million. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of June 30, 2007 approximately $12.2 million was outstanding under the loan.
The loan is collateralized by interests in all property and assets of VeriChip, including the stock of VeriChip’s subsidiaries, but is not secured by any of the property or assets of VeriChip’s subsidiaries.

Digital Angel’s 10.25% Senior Secured Debenture and Securities Purchase Agreement
Digital Angel entered into a 10.25% $6.0 million Debenture and corresponding Purchase Agreement with Imperium, dated effective February 6, 2007. The Debenture and Purchase Agreement, as amended, are more fully described in Note 5 to our condensed consolidated financial statements. The proceeds of the Debenture were used by Digital Angel primarily to fund its acquisition of certain assets of McMurdo, as more fully described in Note 7 to our unaudited condensed consolidated financial statements.
The Debenture contains certain financial covenants including minimum net tangible asset ratios and limits on the total amount of liabilities that Digital Angel and its subsidiary, Signature Industries Limited, or Signature, are required to maintain. As of June 30, 2007, Digital Angel was in compliance with these covenants. A breach of any of these covenants, if not remedied within the specified period, could result in an event of default. Upon the occurrence of a default, Imperium can elect to declare all amounts of principal outstanding under such debenture, together with all accrued interest, to be immediately due and payable.
On June 28, 2007, Digital Angel delivered its sixty-day prepayment notice and, pursuant to the terms of the Debenture, will pay 102% of the outstanding principal amount of the Debenture upon termination plus all accrued and unpaid interest.
Revolving Invoice Funding Facility
On March 23, 2007, Digital Angel entered into a revolving invoice funding facility, or the Greater Bay Facility, with Greater Bay Business Funding, a division of Greater Bay Bank N.A, or Greater Bay. The Greater Bay Facility requires that Digital Angel sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of its subsidiary, Digital Angel Technology Corporation. Under the Greater Bay Facility, Greater Bay advances 80% of the eligible receivables, as defined in the Greater Bay Facility, not to exceed a maximum of $5.0 million at any given time. Greater Bay pays the remainder of the receivable upon collection. Interest is payable on the daily outstanding balance of funds drawn and is equal to the Greater Bay Bank prime rate (8.25% at June 30, 2007) plus 3.00%. The Greater Bay Facility has an initial term of 12 months and is guaranteed by security interests covering all accounts, contract rights, and general intangibles relating to Digital Angel’s accounts receivable. As of June 30, 2007, $2.1 million of receivables were financed under the Greater Bay facility, and $0.4 million was available for funding under the Facility.
Invoice Discounting Agreement
Signature entered into an Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited, or RBS, on April 9, 2003, as amended October 28, 2003, June 21, 2005, July 27, 2006 and May 23, 2007 (the “Invoice Discounting Agreement”), which provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement. Under the Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2,000,000 (approximately $4.0 million at June 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables that remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the Invoice Discounting Agreement (5.75% at June 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $33,000 and $57,000 are included in interest expense for the three and six months ended June 30, 2007. As of June 30, 2007, $1.5 million of receivables were financed under the Invoice Discounting Agreement.

Line of Credit — DSD Holdings
DSD Holdings and its wholly-owned subsidiary, Daploma International A/S, or Daploma, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD Holdings and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately USD $2.2 million at June 30, 2007) to DKK 18 million (approximately $3.3 million at June 30, 2007). In connection with the amendment, Digital Angel executed a Letter of Support which confirms that Digital Angel shall maintain their holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce our influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At June 30, 2007, the annual interest rate on the facility was 6.5%. Borrowing availability under the credit facility considers guarantees outstanding. At June 30, 2007, the borrowing availability on the credit agreement was DKK 1.1 million (approximately $270,000 at June 30, 2007). The credit agreement shall remain effective until further notice. DSD Holdings can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Note Payable-DSD Holdings
As of June 30, 2007, DSD Holdings is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million (USD $55,000 at June 30, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.5% at June 30, 2007.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
Financial Condition
As of June 30, 2007, our consolidated cash and cash equivalents totaled $15.5 million. VeriChip had a cash balance of $10.2 million, Digital Angel had a cash balance of $1.0 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of approximately $4.3 million.
We believe that we will have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:
•	first, we will attempt to successfully implement our business plans, manage expenditures according to our budget, streamline our manufacturing processes, and generate positive cash flow from operations;

•	second, we will continue to develop an effective marketing and sales strategy in order to grow our businesses and compete successfully in our markets;

•	third, we will attempt to expand the market for our Bio Thermo™ and VeriMed products; and

•	fourth, we will continue to focus on acquisitions of complementary business that generate positive cash flow, such as the McMurdo business that we acquired in April 2007, and/or divest those business that are no longer strategic or that do not generate positive cash flow from operations.

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
On June 20, 2007, Digital Angel delivered its sixty-day prepayment notice to the holders of its 10.25% debentures. Digital Angel will be required to generate funds to repay the debentures through a combination of operating cash flow, borrowings under the existing invoice discounting agreement and other financing arrangements and/or third party financings. Digital Angel’s historical sources of liquidity have included proceeds from the sale of common stock, proceeds from the issuance of debt, proceeds from the sale of one of its businesses, proceeds from the sale of shares of our common stock under share exchange agreements, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities and proceeds from the sale of additional businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. Accordingly, these conditions indicate that Digital Angel may be unable to continue as a going concern.
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
During the remainder of 2007, and during 2008, we expect to reverse certain liabilities in amounts up to approximately $8.0 million related to businesses that we sold or closed during 2001 and 2002. A significant portion of these liabilities related to our discontinued operations. These liabilities have not been guaranteed by us and we do not intend to repay these liabilities. The reversal of these liabilities will have a favorable impact on our financial condition and results of operation.
Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS 157 — Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 amends FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for us as of the end of our first fiscal year ending after December 15, 2006. The initial adoption did not have any impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS 159 and have not yet determined the impact that the adoption of FAS 159 will have on our results of operations or financial position, if any.
FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS
This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:
•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™ and Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to maintain compliance with the covenants under our credit facilities;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	borrowings under VeriChip’s existing bank facility are payable on demand and the facility could be terminated at any time without notice;

•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•	the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, asset/staff location and identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	our ability to complete our efforts to introduce new vibration monitoring instrumentation products;

•	uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•	our reliance on third-party dealers to successfully market and sell our products;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed and Evitrace systems will develop and whether we will be able to generate more than a nominal level of revenue from the sale of these systems;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed and Evitrace systems from our sister company Digital Angel and other risks related to our supply agreement with Digital Angel;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	conflict of interest risks related to our continued affiliation with our majority-owned subsidiaries;

•	our ability to establish and maintain proper and effective internal accounting and financial controls; and

•	all statements referring to the future or future events.
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
The information in this Form 10-Q is as of June 30, 2007, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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
We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of June 30, 2007, our debt consisted of a senior secured note with Laurus with a fixed interest rate, VeriChip’s borrowings under its credit agreement with the RBC bearing interest at the Bank of Canada prime plus 1%, Digital Angel’s borrowings under its debenture with a fixed interest rate, its borrowings under Danish credit facilities bearing interest at prime plus 2%, an equipment loan bearing variable interest rates ranging from 6.00% to 8.14%, and a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt portfolio (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value at June 30, 2007
(dollars in thousands)
Total notes payable and long-term debt	$26,147
Notes payable bearing interest at fixed interest rates	$20,902
Weighted-average interest rate during the three-months ended June 30, 2007	15.5%

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 240.15d — 15(e)) as of the end of the quarterly period ended June 30, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of June 30, 2007, we have recorded approximately $0.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 15 to our unaudited condensed consolidated financial statements for a description of certain of these proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual meeting of our stockholders was held on June 16, 2007 to:
(1) Elect one director to hold office until the 2010 Annual Meeting of Shareholders and until his successor is duly elected and qualified. The directors whose term of office continued after the meeting were Daniel E. Penni, Dennis G. Rawan, J. Michael Norris and Constance K. Weaver. The result of the vote to elect one director was as follows:

	For	Withheld

Scott R. Silverman	51,030,547	1,526,117
(2) To ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2007. The proposal received 51,850,423 votes for, 513,081 votes against, and 193,157 abstentions; and
(3) To approve the elimination of a $2.3 million cash obligation to Scott R. Silverman, our former chairman of the board of directors and chief executive officer, by issuing an equal value of shares of our common stock, per the terms of an agreement between Mr. Silverman and us dated December 5, 2006 and as amended on March 14, 2007. The proposal received 9,672,549 votes for, 1,091,123 votes against, and 272,590 abstentions.
All three proposals were approved.
ITEM 5. OTHER INFORMATION
Amendment to Bylaws of the Company
On August 8, 2007, our board of directors adopted and approved amendments to Article IV, Section 4.2 of our bylaws to allow the chairman of our board to be either an executive or non-executive position of the Company. The board of directors also adopted and approved amendments to Article V, Sections 5.1, 5.2 and 5.4 of our bylaws to provide stockholders with the ability to hold Company securities in book-entry form. Such amendments were required in order for us to comply with Securities Exchange Commission (“SEC”) rules requiring that listed securities be eligible to participate in a direct registration system (“DRS”) operated by a registered clearing agency. Under an SEC rule, we are required to be “DRS eligible” no later than January 1, 2008. Our Amended and Restated Bylaws are filed as an exhibit to this Quarterly Report on Form 10-Q.
Consulting Agreement of VeriChip
On August 8, 2007, VeriChip entered into a consulting agreement with Randolph K. Geissler. Mr. Geissler, who is the former Chief Executive Officer of Digital Angel, possesses considerable industry knowledge and experience, has agreed to perform consulting work with respect to identifying, contacting and introducing strategic partners to VeriChip, identifying potential merger and/or acquisition opportunities for VeriChip to consider and participating on a committee established for the development of certain products (the “Services”). Under the terms of the consulting agreement, Mr. Geissler will receive 107,000 shares of VeriChip’s common stock and will be reimbursed for all actual reasonable and necessary expenses, which are directly related to the Services, provided that VeriChip grants prior approval of any expenditure. The term of the agreement is for one year. The consulting agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

Appointment of Barry Edelstein as President and Chief Executive Officer to Replace Kevin McGrath
Effective August 6, 2007, Kevin McGrath resigned as Digital Angel’s president, chief executive officer and director. The board of directors of Digital Angel approved a severance payment for Mr. McGrath in the total amount of $750,000, which will result in a third quarter charge, of which $320,000 shall be payable in cash over the next twelve months in accordance with Digital Angel’s ordinary payroll practices, less required deductions and withholdings, and $430,000 shall be payable through the issuance of restricted stock, which restrictions would lapse in one year from the date of issuance. The number of shares of restricted stock to be granted shall be determined by dividing $430,000 by the closing price of Digital Angel’s common stock at the close of business on August 8, 2007. Digital Angel will pay all of Mr. McGrath’s accrued benefits through September 7, 2007, including unused vacation time, reimbursement of outstanding business expenses, accrued but unpaid salary or bonus amounts, and the like. In addition, Digital Angel will reimburse Mr. McGrath the cost of COBRA contributions through September 7, 2008. In exchange for the severance payment, Mr. McGrath was required to enter into a severance agreement with Digital Angel containing a general release and waiver and non-competition and non-solicitation provisions.
On August 6, 2007, Digital Angel, with Board approval, appointed Barry Edelstein, as President and Chief Executive Officer. In connection with his appointment, Mr. Edelstein will receive a salary in the amount of $40,000 per month, plus incentive bonus of up to $120,000. Mr. Edelstein will also receive a grant of 100,000 stock options, exercisable at a strike price equal to the closing market price of Digital Angel’s common stock on the American Stock Exchange as of August 6, 2007. The stock options granted shall have an exercise term of 10 years, and shall vest and become exercisable as to 10% per year for eight years, beginning on August 6, 2008, and 20% on August 6, 2016. Mr. Edelstein will be entitled to participate in such other benefits programs as are made available to officers Digital Angel from time to time.
Mr. Edelstein, 44, has been a Director of Digital Angel since June 2005. Mr. Edelstein has served as President and Chief Executive Officer of ScentSational Technologies, Inc. since January 2003. From 2000 to 2002, Mr. Edelstein was Vice President, Sales and Sales Operations for Comcast Business Communications Inc. where he managed the integration of Comcast Telecommunications Inc. with two other subsidiaries and led a team that oversaw the sales, marketing, customer care, billing operations and supplier management function of the company. From 1997 to 2000, he was Vice President, Sales and Marketing for Comcast Telecommunications Inc., a provider of long distance, internet and private network services in the mid-Atlantic region of the U.S. From 1992 to 1997, he was President and Founding Principal of GlobalCom Telecommunications, a regional reseller of long distance, private network and internet services which was sold to Comcast in June 1997. Prior to that, he was an associate at Rubin, Shapiro & Wiese, a Philadelphia law firm specializing in real estate and corporate commercial litigation. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law, Wilmington, Delaware.
Mr. Edelstein has not been involved in any related party transactions with Digital Angel and there are no other arrangements or understandings between Mr. Edelstein and any other person pursuant to which he was selected as an officer.
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

Applied Digital Solutions, Inc. (Registrant)
Dated: August 9, 2007	By:	/S/ lorraine m. breece
Lorraine M. Breece
Senior Vice President and Acting Chief Financial Officer

EXHIBITS

Exhibit
No.	Description
2.1	Agreement and Plan of Reorganization by and among Applied Digital Solutions, Inc., Digital Angel Corporation and Digital Angel Acquisition Corp. dated August 8, 2007 (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on August 9, 2007)
3.1	Certificate of Incorporation of Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on April 25, 2007)
3.2	Bylaws of Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the Commission on April 25, 2007)
3.3	Amended and Restated Bylaws of Applied Digital Solutions, Inc.*
10.1	Satisfaction of Loan Agreement by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc., dated May 15, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2007)
10.2	Consent to Satisfaction of Loan Agreement among Wells Fargo Bank, National Association, InfoTech USA, Inc., and Information Technology Services, Inc., dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2007)
10.3	VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2007)
10.4	Amendment No. 5 to Securities Purchase Agreement among Digital Angel Corporation, Imperium Master Fund, Ltd. and Gemini Master Fund, Ltd., dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)
10.5	Amendment No. 2 to Registration Rights Agreement among Digital Angel Corporation, Imperium Master Fund, Ltd. and Gemini Master Fund, Ltd., dated June 28, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)
10.6	Form of Warrant to Purchase Common Stock of Digital Angel Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)
10.7	Consulting Agreement between VeriChip Corporation and Randolph K. Geissler dated August 8, 2007*
10.8	Letter Agreement between Digital Angel Corporation and Kevin McGrath dated August 6, 2007*
31.1	Certification by Michael K. Krawitz, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*
31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith