Form 10-Q
period 2007-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2007-11-09
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                                                         Accelerated filer ☑                                            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 5, 2007:

Class	Number of Shares
Common Stock: $.01 Par Value	70,870,866

APPLIED DIGITAL SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$14,361	$7,068
Restricted cash	137	81
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $330 in 2007 and $483 in 2006)	19,037	16,020
Inventories	16,457	12,958
Deferred taxes	381	697
Other current assets	3,357	3,522
Current assets of discontinued operations	6,272	9,814

Total Current Assets	60,002	50,160

Property and Equipment, net	12,967	11,532
Goodwill, net	74,408	72,306
Intangibles, net	18,767	20,200
Deferred Offering Costs	—	5,079
Other Assets, net	3,143	997
Other Assets of discontinued operations	5,442	11,076

Total Assets	$174,729	$171,350

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$15,142	$7,250
Accounts payable	13,569	12,874
Accrued expenses	11,601	16,245
Deferred revenue	1,782	1,638
Current liabilities of discontinued operations	13,437	16,944

Total Current Liabilities	55,531	54,951

Long-Term Debt and Notes Payable	16,746	14,203
Deferred Taxes	5,092	5,803
Other Liabilities	3,211	1,199
Deferred Revenue	521	1,091
Other Liabilities of discontinued operations	96	1,165

Total Liabilities	81,197	78,412

Commitments and Contingencies

Minority Interest	57,585	47,984
Minority Interest, discontinued operations	667	1,090

Total Minority Interest	58,252	49,074

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2007 and 2006 of $10 par value; special voting, no shares issued or outstanding in 2007 and 2006
Common shares: Authorized 125,000 shares in 2007 and 2006, of $.01 par value; 70,971 shares issued and 70,416 shares outstanding in 2007 and 67,088 shares issued and 66,988 shares outstanding in 2006	710	671
Additional paid-in capital	524,190	513,242
Accumulated deficit	(487,855)	(468,596)
Accumulated other comprehensive income	658	324

Subtotal	37,703	45,641
Treasury stock (carried at cost, 555 shares in 2007 and 100 shares in 2006)	(2,423)	(1,777)

Total Stockholders’ Equity	35,280	43,864

	$174,729	$171,350

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three-Months		For The Nine-Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Product revenue	$28,195	$19,527	$78,052	$59,232
Service revenue	1,976	1,396	6,085	5,509

Total revenue	30,171	20,923	84,137	64,741

Cost of products sold	15,166	9,970	43,557	31,189
Cost of services sold	971	653	2,597	1,812

Total cost of products and services sold	16,137	10,623	46,154	33,001

Gross profit	14,034	10,300	37,983	31,740

Selling, general and administrative expense	17,106	11,678	46,665	35,104
Gain on sale of assets	(691)	—	(691)	—
Research and development	1,971	1,649	7,137	4,987

Total operating costs and expenses	18,386	13,327	53,111	40,091

Operating loss before other items	(4,352)	(3,027)	(15,128)	(8,351)

Interest and other (expense) income	(958)	223	1,050	698
Interest expense	(2,698)	(1,191)	(4,911)	(2,408)

Total other income and (expense)	(3,656)	(968)	(3,861)	(1,710)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(8,008)	(3,995)	(18,989)	(10,061)

(Provision) benefit for income taxes	(144)	343	(488)	382

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(8,152)	(3,652)	(19,477)	(9,679)

Minority interest	2,570	516	6,777	1,244

Net (loss) gain on capital transactions of subsidiaries	(1,118)	—	3,632	322

(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(857)	160	(6,717)	(23)

Loss from continuing operations	(7,557)	(2,976)	(15,785)	(8,136)

Loss from discontinued operations	(3,742)	(623)	(3,385)	(1,671)

Net loss	$(11,299)	$(3,599)	$(19,170)	$(9,807)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.11)	$(0.04)	$(0.23)	$(0.12)
Loss from discontinued operations	$(0.05)	(0.01)	$(0.05)	(0.03)

Net loss per common share — basic and diluted	$(0.16)	$(0.05)	$(0.28)	$(0.15)

Weighted average number of common shares outstanding — basic and diluted	70,017	67,726	68,251	67,375

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2007
(In Thousands)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance — December 31, 2006	67,088	$671	$513,242	$(468,596)	$324	$(1,777)	$43,864
Net loss	—	—	—	(19,170)	—	—	(19,170)
Comprehensive income (loss) -
Foreign currency translation	—	—	—	—	334	—	334

Total comprehensive income (loss)	—	—	—	(19,170)	334	—	(18,836)

Effect of adopting FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes”	—	—	—	(89)	—	—	(89)
Issuance of common shares for settlement of severance liabiltiy	2,391	25	3,009	—	—	—	3,034
Reclassification of warrant payable	—	—	1,240	—	—	—	1,240
Issuance of restricted stock and options for services	50	—	49	—	—	—	49
Issuance of common stock for option exercise	10	—	15	—	—	—	15
Issuance of common stock for settlement	729	7	793	—	—	—	800
Net issuances of common stock to InfoTech for payment of note payable	703	7	970	—	—	(646)	331
Stock issuance costs	—	—	(59)	—	—	—	(59)
Repricing of common stock warrants for financing transaction			158				158
VeriChip options and restricted stock issued for services	—	—	2,598	—	—	—	2,598
Exercise of VeriChip warrant			(4)				(4)
Digital Angel issuance of common stock warrants			1,044				1,044
Digital Angel options and restricted stock issued for services	—	—	1,176	—	—	—	1,176
Purchase of treasury stock by VeriChip			(79)				(79)
InfoTech options and restricted stock issued for services	—	—	38	—	—	—	38

Balance — September 30, 2007	70,971	$710	$524,190	$(487,855)	$658	$(2,423)	$35,280

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine-Months
	Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(19,170)	$(9,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,385	1,671
Equity compensation and other administrative expenses	3,827	938
Depreciation and amortization	3,787	3,378
Amortization of debt discount and financing costs	2,629	354
Allowance for doubtful accounts	139	44
Allowance for inventory excess and obsolescence	396	—
Deferred income taxes	—	(847)
Reduction in derivative warrant liability	(537)	—
Net gain on capital transactions of subsidaries	(3,632)	(322)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	6,717	23
Minority interest	(6,777)	(1,244)
Gain on sale of assets	(691)	(160)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(57)	187
(Increase) decrease in accounts receivable	(2,695)	1,071
Increase in inventories	(1,347)	(2,364)
Increase in other current assets	(79)	(946)
Increase (decrease) in accounts payable, accrued expenses and other short-term and long-term liabilities	2,464	(182)
Net cash provided by discontinued operations	265	3,560

Net Cash Used In Operating Activities	(11,376)	(4,646)

Cash Flows From Investing Activities
Decrease in notes receivable	88	208
Decrease (increase) in other assets	10	(447)
Proceeds from sale of assets	—	755
Payments for costs of business acquisitions, net of cash acquired	(4,277)	(1,000)
Payments for property and equipment	(1,981)	(2,587)
Net cash provided by (used in) discontinued operations	556	(340)

Net Cash Used In Investing Activities	(5,604)	(3,411)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	5,127	419
Proceeds from long term debt	13,022	16,587
Payment of debt	(8,290)	(14,124)
VeriChip’s IPO costs	(2,879)	(1,133)
Proceeds from VeriChip’s IPO	18,336	—
Other financing costs	(1,207)	—
Payment of dividend to subsidiaries’ minority shareholder	(106)	(140)
Issuance of common shares and warrants	15	—
Stock issuance costs	(59)	(68)
Proceeds from subsidiary issuance of common stock	291	657
Net cash used in discontinued operations	(6)	(805)

Net Cash Provided By Financing Activities	24,244	1,393

Net Increase (Decrease) In Cash And Cash Equivalents	7,264	(6,664)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	29	27

Cash And Cash Equivalents — Beginning Of Period	7,068	22,027

Cash And Cash Equivalents — End Of Period	$14,361	$15,390

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.      Basis of Presentation
We develop innovative identification, location and software products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide safety for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems and global positioning satellite communications systems.
The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”, “Registrant”, “us”, “we”, or “our”) as of September 30, 2007, and December 31, 2006 (the December 31, 2006 financial information included in this report has been extracted from our audited financial statements included in our 2006 Annual Report on Form 10-K, as amended), and for the three and nine-months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. The unaudited condensed consolidated statements of operations for the three and nine-months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. Certain items in the 2006 periods have been reclassified for comparative purposes.
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
Continuing Operations
Currently, we operate in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, and Advanced Technology. Our Healthcare and Security and Industrial segments represent the business operations of our majority-owned subsidiary, VeriChip Corporation, or VeriChip. Our Animal Applications and GPS and Radio Communications segments represent the business operations of our majority-owned subsidiary, Digital Angel Corporation, or Digital Angel. Our Advanced Technology segment represents the business operations of our wholly-owned subsidiaries, Pacific Decision Sciences Corporation, or PDSC, and Thermo Life Energy Corp., or Thermo Life. Our segments are discussed in Note 6.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Discontinued Operations
During the three-months ended June 30, 2007, we made a decision to sell our 50.9%-owned subsidiary, InfoTech USA, Inc., or InfoTech, and during the three-months ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity Corporation, or Computer Equity, and Perimeter Acquisition Corp., or Perimeter. This decision was made as part of management’s strategy to streamline its operations in order to focus more of its efforts on the RFID and GPS and radio communication markets. This action was also taken in anticipation of the planned merger with Digital Angel, which is discussed below. Digital Angel currently operates in the RFID and GPS and radio communications sectors. In addition, on July 2, 2007, Digital Angel sold its subsidiary, OuterLink Corporation, or OuterLink. As a result, InfoTech, Computer Equity, Perimeter and OuterLink are now classified as discontinued operations for all periods presented in this quarterly report. InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements reflect their activities for the same periods reported herein. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc. and various other non-core businesses. Therefore, certain liabilities associated with these sold or closed businesses are included in the net liabilities of discontinued operations. In connection with our decision to sell Computer Equity and our current estimate of its fair market value, we wrote down approximately $5.0 million of Computer Equity’s goodwill during the three-months ended September 30, 2007. Discontinued operations are more fully discussed in Note 12.
Recent Events
Changes in Our Officers and Directors
On July 3, 2007, Scott R. Silverman resigned as chairman of our board of directors. Daniel E. Penni, an existing member of our board of directors, has replaced Mr. Silverman as chairman of our board. On July 2, 2007, our board of directors appointed Michael E. Krawitz, our chief executive officer, or CEO, to fill the vacancy of Mr. Silverman and to serve as a member of our board of directors effective July 3, 2007.
Appointment of Barry Edelstein as Digital Angel’s Interim President and Chief Executive Officer to Replace Kevin McGrath
Effective August 6, 2007, Kevin McGrath resigned as Digital Angel’s president, CEO and director. The board of directors of Digital Angel approved a severance package for Mr. McGrath in the total amount of $750,000, which has been recorded in the three-months ended September 30, 2007 in selling, general and administrative expense. In exchange for the severance package, Mr. McGrath was required to enter into a severance agreement with Digital Angel containing a general release and waiver and non-competition and non-solicitation provisions. On August 6, 2007, Digital Angel’s board of directors appointed Barry Edelstein as interim president and CEO. Mr. Edelstein has served on the board of directors of Digital Angel since June 2005. Digital Angel’s board of directors has initiated a search for a new CEO.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Merger Agreement Between Us and Digital Angel
On August 8, 2007, we and Digital Angel entered into an Agreement and Plan of Reorganization by and among us, Digital Angel and Digital Angel Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Acquisition Subsidiary”), pursuant to which the Acquisition Subsidiary will be merged with and into Digital Angel, with Digital Angel surviving and becoming a wholly-owned subsidiary of ours (the “Merger”). Each of our and Digital Angel’s boards of directors unanimously approved the Merger, but the consummation of the transaction remains subject to customary conditions, including the approval of the issuance of shares of our common stock in connection with the merger by our stockholders and approval of the merger by the holders of a majority of the outstanding shares of Digital Angel common stock and by the holders of a majority of the outstanding shares of Digital Angel common stock not held by us or our affiliates. A special meeting of our stockholders and a special and annual meeting of Digital Angel’s stockholders is scheduled to be held on November 27, 2007, to approve the Merger. If the Merger is approved, upon the consummation thereof, each outstanding share of Digital Angel’s common stock not currently owned by us will be converted into 1.4 shares of our common stock. The shares of our common stock to be issued to Digital Angel stockholders in connection with the Merger are expected to represent approximately 28.7% of the outstanding shares of our common stock immediately following the consummation of the Merger, based on the number of shares of our common stock and Digital Angel common stock outstanding on November 5, 2007. In addition, at the effective time, each of Digital Angel’s stock options and warrants existing on the effective date will be converted into 1.4 options and warrants to acquire shares of our common stock.
Kallina Financings
Effective August 31, 2007, we and Digital Angel entered into financings with Kallina Corporation, or Kallina. Kallina is a wholly-owned subsidiary of our current senior secured lender, Laurus Master Fund, Ltd. or Laurus. Digital Angel closed on a $6.0 million revolving asset-based financing transaction with Kallina and we entered into a $7.0 million secured term loan with Kallina. In connection with the term loan, Digital Angel entered into an intercompany secured term note in the amount of $7.0 million with us. Proceeds from the loans were used by Digital Angel to repay existing debt and for working capital purposes. As a result of the refinancings, which are more fully discussed in Note 5, Digital Angel’s domestic operations are now funded by Digital Angel, us and our lender. The refinancings, which resulted in the elimination of two of Digital Angel’s existing lenders, are expected to streamline the lending functions of the two companies in anticipation of the proposed Merger. Effective October 31, 2007, we and Kallina entered into an amendment to the $7.0 million secured term note. The amendment is more fully discussed in Note 5.
Vasa Settlement
On September 28, 2007, we and Hark M. Vasa and his family partnerships, the majority shareholder of PDSC’s predecessor at the time that we acquired that company, entered into a memorandum of settlement related to a complaint that had been filed against us and PDSC on or about January 21, 2004. On November 8, 2007, the parties entered into a Settlement Agreement and General Release. The terms of the settlement are more fully discussed in Note 15.
McMurdo Revenue Recognition
Consistent with Digital Angel’s existing policy, we recognize revenue for the McMurdo operations at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligation is revenue is recognized upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel offers a warranty on its products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Recent and Accounting Pronouncements Not Yet Adopted
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
In February, 2007, FASB issued SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS 159 and have not yet determined the impact that the adoption of FAS 159 will have on our results of operations or financial position, if any.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company will prospectively adopt EITF 07-3 on January 1, 2008. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
2.      Principles of Consolidation
The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our approximately 52.1% owned subsidiary, VeriChip (NASDAQ:CHIP), and our approximately 56.0% owned subsidiary, Digital Angel (AMEX:DOC). The minority interest represents the portion of the outstanding voting stock of these subsidiaries that we do not own. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.      Inventory
Inventory consists of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$6,306	$4,779
Work in process	1,380	1,657
Finished goods	10,705	7,912

	18,391	14,348
Allowance for excess and obsolescence	(1,934)	(1,390)

	$16,457	$12,958

At September 30, 2007 and December 31, 2006, we had $11.9 million and $8.9 million of its inventory at non-domestic locations.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
4.      Loss Per Share
The following is a reconciliation of the numerator and denominator of basic and diluted loss per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted loss per share -
Net loss from continuing operations	$(7,557)	$(2,976)	$(15,785)	$(8,136)
Net loss from discontinued operations	(3,742)	(623)	(3,385)	(1,671)

Net loss	$(11,299)	$(3,599)	$(19,170)	$(9,807)

Denominator:
Denominator for basic and diluted loss per share -
Basic and diluted weighted-average shares	70,017	67,726	68,251	67,375

Basic and diluted loss per share:
Continuing operations	$(0.11)	$(0.04)	$(0.23)	$(0.12)
Discontinued operations	(0.05)	(0.01)	(0.05)	(0.03)

Total – Basic and diluted	$(0.16)	$(0.05)	$(0.28)	$(0.15)

(1)	The following stock options, warrants and restricted stock outstanding as of September 30, 2007 and 2006 were not included in the computation of diluted loss per share because the net effect would have been anti-dilutive:

	September 30,
	2007	2006
	(in thousands)
Stock options	5,920	6,196
Warrants	4,229	4,663
Restricted stock	50	—

	10,199	10,859

5.      Financings
10.25% Senior Secured Debenture and Related Common Stock Warrants
On February 6, 2007, Digital Angel entered into a Securities Purchase Agreement pursuant to which it sold its 10.25% senior secured debenture (“debenture”) in the original principal amount of $6.0 million and issued five-year warrants to purchase 699,600 shares of its common stock at a per share exercise price of $2.973. Concurrently with the Securities Purchase Agreement, Digital Angel executed a Registration Rights Agreement (the “Registration Agreement”), pursuant to which Digital Angel is obligated to register for resale shares of its common stock sufficient to cover the shares necessary to pay the principal and interest payments due on the debenture and the shares underlying the warrants. If Digital Angel does not comply with the registration deadlines set forth in the Registration Agreement, Digital Angel will be obligated to pay each Investor, pro rata, a default payment equal to 1% of the aggregate purchase price of the debenture for each month the registration default is not cured, capped at 9%, and the exercise price is subject to certain reset provisions. The Registration Agreement has been amended to extend the registration deadline to either: (1) 60 days following the earlier of the closing of the Merger transaction or December 31, 2007; or (2) 120 days following the earlier of the closing of the Merger transaction or December 31, 2007 if the Registration Statement is subject to a full review by the SEC.
On June 28, 2007, Digital Angel entered into an amendment of the Securities Purchase Agreement in connection with the planned sale of OuterLink and as consideration, Digital Angel exchanged the 699,600 existing warrants for 841,000 newly issued seven-year warrants with an exercise price of $1.701. During the three-months ended September 30, 2007, Digital Angel fully repaid the debenture as more fully discussed below.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
The warrants contain certain anti-dilution and cash settlement provisions and, accordingly, Digital Angel has accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 699,600 five-year warrants, as calculated using the Black-Scholes valuation model, was approximately $1.3 million using the following assumptions: volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and was amortized to interest expense over the life of the debenture. The debenture was repaid with the proceeds of a $7.0 million secured term note issued effective August 31, 2007, as is more fully discussed below. Upon issuance of the 841,000 seven-year warrants in exchange for the five-year warrants, we recognized approximately $127,000 of additional interest expense. The warrants fair value is required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in its value recorded in the condensed consolidated statement of operations as income or expense. At September 30, 2007, the warrants derivative fair value for the 841,000 seven-year warrants then outstanding was $717,000 using the following assumptions: volatility of 73.27%, risk free interest rate of 4.4%, dividend rate of 0.0% and expected life of 6.75 years. Approximately $241,000 and $537,000 of income net of the expense related to the exchange of the warrants, is included in the condensed consolidated statement of operations for the three and nine-months ended September 30, 2007, respectively, as a result of the changes in the fair value and replacement of the warrants.
$6.0 Million Revolving Asset-Based Financing with Kallina
On August 31, 2007, Digital Angel and certain of its wholly-owned subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively, the “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, Digital Angel may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by Digital Angel and its Eligible Subsidiaries. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. At September 30, 2007, approximately $4.3 million was outstanding under the Revolving Facility, approximately $0.7 million was available for borrowing and the interest rate was 10.0%. The Revolving Facility matures on August 31, 2010. Digital Angel and its Eligible Subsidiaries have pledged all of their respective assets, including the stock that Digital Angel holds in Signature, but excluding the stock of all other foreign subsidiaries, in support of the obligations under the Revolving Facility. Digital Angel used a portion of the proceeds from the Revolving Facility to repay all obligations under a then existing revolving invoice funding facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A., or Greater Bay (the “Greater Bay Facility”). The Greater Bay Facility is more fully discussed below.
In connection with the Revolving Facility, Digital Angel issued to Kallina seven-year warrants to purchase 967,742 shares of its common stock at a per share exercise price of $1.69. The value of the warrants of approximately $1.0 million was recorded as a discount to the Revolving Facility and an increase in paid-in-capital and is being amortized to interest expense over the life of the Revolving Facility. Digital Angel also entered into a registration rights agreement with Kallina pursuant to which Digital Angel has agreed to file a registration statement no later than December 31, 2007 covering the resale by Kallina of the common shares underlying the warrants. In addition, Digital Angel paid Kallina an upfront fee equal to 3.5% of the $6.0 million Revolving Facility, which is also being amortized over the life of the Revolving Facility as interest expense.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
$7.0 Million Secured Non-Convertible Term Note
Concurrently with the closing of the Revolving Facility, we entered into a $7.0 million non-convertible term note, or the 2007 Note, with Kallina pursuant to the terms of a Securities Purchase Agreement between us and Kallina. Digital Angel and its Eligible Subsidiaries have guaranteed our obligations under the 2007 Note and we have guaranteed the obligations of Digital Angel and its Eligible Subsidiaries under the Revolving Facility.
The 2007 Note accrues interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0% (11.0% as of September 30, 2007), calls for monthly principal payments of $0.2 million beginning on March 1, 2008 and originally matured on August 31, 2009. The terms of the 2007 Note were amended effective October 31, 2007, as is more fully discussed below. In connection with the 2007 Note, we issued Laurus 200,000 shares of the VeriChip common stock that we owned valued at approximately $1.2 million on August 31, 2007 and repriced approximately 1.7 million warrants that we had previously issued to Laurus in August 2006 from an exercise price of $1.88 per share to an exercise price of $1.35 per share. No other terms of the warrants were modified. The value of the VeriChip common stock and the repricing of the warrants, which totaled approximately $1.3 million, has been recorded as debt issue costs and is being amortized over the life of the 2007 Note as additional interest expense. In addition, we paid Kallina an upfront fee equal to 3.5% of the 2007 Note, which is also being amortized over the life of the 2007 Note as interest expense.
Omnibus Amendment and Waiver
On October 31, 2007, we entered into an Omnibus Amendment and Waiver, or the Amendment Agreement, among us, Laurus, Kallina and certain affiliates of Laurus and Kallina (collectively, the “Lenders”) and VeriChip. The Amendment Agreement amends outstanding financing arrangements, specifically (a) a secured term note, dated as of August 31, 2006, in favor of Laurus (the “2006 Note”), and the related agreements entered into in connection therewith, and (b) the 2007 Note (the “2007 Note” and together with the 2006 Note, the “Notes”), and the related agreements entered into in connection therewith.
The Amendment Agreement provides, among other things, that (i) the aggregate of the monthly amount due on each of the Notes will be reduced by a total of $50,000 effective November 1, 2007, (ii) the maturity date on each of the Notes is extended until February 1, 2010, and (iii) the prepayment penalty provision in each of the Notes is no longer applicable. In addition, in connection with an inter-company loan between us and VeriChip under which approximately $12.7 million was outstanding on October 31, 2007 (the “VeriChip Loan”), the Lenders agreed that such loan may be satisfied in full by VeriChip for no less than $10 million plus accrued interest if the satisfaction of the VeriChip Loan is made on or prior to November 1, 2008 and $6 million of such payment amount is paid by us to the Lenders in satisfaction of the Notes. If the VeriChip Loan is satisfied, the aggregate of the monthly amount due on the Notes will be reduced by an additional $50,000 per month.
In connection with the Amendment Agreement, we issued warrants to the Lenders to purchase a total of 2,976,198 shares of our common stock, at a price of $1.00 per share, which warrants were immediately exercisable and expire on October 31, 2014. The value of the warrants of approximately $1.7 million will be recorded as debt discount and will be amortized to interest expense over the life of the Notes. We are required to register the shares underlying the warrants on our next registration statement filed after December 31, 2007.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Under the Amendment Agreement, the Lenders also agreed to amend a Registration Rights Agreement, dated August 31, 2007, between VeriChip and Kallina to extend the filing deadline to April 30, 2008, for a registration statement that VeriChip must file for the resale of 200,000 shares of VeriChip common stock that we issued to Kallina in connection with the 2007 Note.
$7.0 Million Secured Intercompany Note Between Us and Digital Angel
Effective August 31, 2007, Digital Angel entered into a $7.0 million secured term note with us, or the IC Note. The IC Note accrues interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0%, and matures on August 31, 2009. As consideration for the IC Note, Digital Angel issued us 921,402 shares of its common stock. The value of the stock issued by Digital Angel was approximately $1.4 million, based on the closing price of Digital Angel’s stock on the issuance date. The value is being amortized by Digital Angel as interest expense and accreted by us as interest income over the life of the IC Note. Accordingly, this intercompany interest expense and intercompany interest income has been eliminated in the consolidation of our financial statements. Digital Angel used the proceeds of the IC Note to repay all amounts due under the debenture. Based on Digital Angel’s election to prepay the debenture and Greater Bay Facility, it wrote off approximately $1.5 million of deferred financing costs and debt discount associated with the debenture and the Greater Bay Facility in the third quarter of 2007.
Accounts Receivable

	September 30,	December 31,
	2007	2006
	(in thousands)

Receivables assigned to factors	$2,249	$1,094
Advances from factors	(1,799)	(875)

Amounts due from factors	450	219
Unfactored accounts receivable	18,917	16,284
Allowance for doubtful accounts	(330)	(483)

Total accounts receivable	$19,037	$16,020

On March 23, 2007, Digital Angel entered into the Greater Bay Facility with Greater Bay. The Greater Bay Facility required that Digital Angel sell and assign to Greater Bay, all rights, title, and interest in the accounts receivable of its subsidiary, Digital Angel Technology Corporation. Under the Greater Bay Facility, Greater Bay advanced 80% of the eligible receivables, as defined in the Greater Bay Facility, not to exceed a maximum of $5.0 million at any given time. Greater Bay paid the remainder of the receivable upon collection. Interest was payable on the daily outstanding balance of funds drawn and was equal to the Greater Bay Bank prime rate plus 3.00%. On August 31, 2007, Digital Angel used a portion of the proceeds from the Revolving Facility to terminate and pay-off all obligations under the Greater Bay Facility.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Signature entered into an Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited, or RBS, on April 9, 2003, as amended (the “Invoice Discounting Agreement”), which provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement. Under the Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.0 million (approximately $4.1 million at September 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables that remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the Invoice Discounting Agreement (5.3% at September 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $28,000 and $78,000 are included in interest expense for the three and nine-months ended September 30, 2007, respectively. As of September 30, 2007, $1.8 million of receivables were factored under the Invoice Discounting Agreement.
VeriChip’s Initial Public Offering and Underwriting Agreement
On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with the initial public offering, 3,100,000 shares of its common stock were sold. We, VeriChip, and Merriman Curhan Ford & Co., as representative of the several underwriters, entered into an underwriting agreement. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.
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

The effects of the capital transactions of VeriChip and of Digital Angel on our results of operations are described in Note 8.
In addition to the financings discussed above, we have additional loans and credit facilities, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources from Continuing Operations,” which are presented below.
Financial Condition
As of September 30, 2007, our consolidated cash and cash equivalents totaled $14.4 million. VeriChip had a cash balance of $9.7 million, Digital Angel had a cash balance of $1.5 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of approximately $3.2 million.
We believe that we will generate sufficient funds from operations and through financing activities to operate our business over the next twelve months, and, if necessary, we intend to provide funds to Digital Angel during that time period. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:
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
Debt Compliance
On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo Business Credit, Inc., or Wells Fargo, as amended from time to time, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2008, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under a credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of September 30, 2007, the borrowing base was approximately $0.4 million, the letters of credit were approximately $0.8 million and $2,000 was outstanding under the credit facility. The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. On November 8, 2007, InfoTech notified Well Fargo that as of September 30, 2007 it was not in compliance with certain financial covenants under the credit agreement. InfoTech is seeking to obtain a waiver of its non-compliance. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
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
Animal Applications Segment
Our Animal Applications segment develops, manufactures and markets visual and electronic identification tags and RFID microchips, primarily for identification, tracking and location of companion pets, fish, equine and wildlife, and livestock markets worldwide, and more recently, for animal bio-sensing applications, such as temperature reading for companion pet, horse and livestock applications. Our Animal Applications segment’s proprietary products provide security for companion pets, and food chains. This segment’s principal products are:
•	visual ear tags for livestock; and
•	implantable microchips and RFID scanners for the companion pet, equine, fish, livestock and wildlife industries.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
GPS and Radio Communications Segment
Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of aircraft, and maritime vehicles and people in remote locations. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBE™ brand, which serve commercial and military markets; and
•	alarm sounders for industrial use and other electronic components.
Advanced Technology Segment
The principal product and service in our Advanced Technology segment are service relationship management software and services.
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
Following is the selected segment data as of and for the three-months ended September 30, 2007:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	“Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations”	Operations
	(in thousands)
Net revenue from external customers:
Product	$5,768	$1,646	$10,346	$9,989	$446	$—	$28,195
Service	158	344	—	—	1,474	—	1,976

	5,926	1,990	10,346	9,989	1,920	—	30,171
Inter-segment revenue — product	—	—	—	—	—	—	—

Total revenue	$5,926	$1,990	$10,346	$9,989	$1,920	$—	$30,171

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,999)	$(1,123)	$(4,019)	$1,163	$1,103	$(3,133)	$(8,008)

Total assets from continuing operations	$43,012	$8,958	$82,678	$19,513	$1,776	$7,078	$163,015

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Following is the selected segment data as of and for the three-months ended September 30, 2006:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	“Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations”	Operations
	(in thousands)
Net revenue from external customers:
Product	$4,948	$1,406	$8,233	$4,146	$794	$—	$19,527
Service	147	317	—	—	932	—	1,396

	5,095	1,723	8,233	4,146	1,726		20,923
Inter-segment revenue — product	—	—	21	—	—	(21)	—

Total revenue	$5,095	$1,723	$8,254	$4,146	$1,726	$(21)	$20,923

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,369)	$(330)	$(944)	$(231)	$937	$(2,058)	$(3,995)

Total assets from continuing operations	$37,636	$11,561	$81,575	$8,303	$3,853	$(17,181)	$125,747

Following is the selected segment data as of and for the nine-months ended September 30, 2007:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	“Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations”	Operations
	(in thousands)
Net revenue from external customers:
Product	$16,676	$5,233	$31,635	$23,531	$977	$—	$78,052
Service	424	1,146	—	—	4,515	—	6,085

	17,100	6,379	31,635	23,531	5,492	—	84,137
Inter-segment revenue — product	—	—	—	—	—	—	—

Total revenue	$17,100	$6,379	$31,635	$23,531	$5,492	$—	$84,137

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(6,331)	$(2,638)	$(8,449)	$240	$3,947	$(5,758)	$(18,989)

Total assets from continuing operations	$43,012	$8,958	$82,678	$19,513	$1,776	$7,078	$163,015

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Following is the selected segment data as of and for the nine-months ended September 30, 2006:

	Segments
							Total from
		Security and	Animal	GPS and Radio	Advanced	“Corporate/	Continuing
	Healthcare	Industrial	Applications	Communications	Technology	Eliminations”	Operations
	(in thousands)
Net revenue from external customers:
Product	$14,774	$4,300	$27,348	$12,016	$794	$—	$59,232
Service	282	988	589	—	3,650	—	5,509

	15,056	5,288	27,937	12,016	4,444	—	64,741
Inter-segment revenue — product	—	—	194	—	—	(194)	—

Total revenue	$15,056	$5,288	$28,131	$12,016	$4,444	$(194)	$64,741

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(3,255)	$(737)	$(2,419)	$(424)	$2,299	$(5,525)	$(10,061)

Total assets from continuing operations	$37,636	$11,561	$81,575	$8,303	$3,853	$(17,181)	$125,747

7.       Merger and Acquisition
Merger Agreement Between Us and Digital Angel
On August 8, 2007, we and Digital Angel entered into an Agreement and Plan of Reorganization by and among us, Digital Angel and Acquisition Subsidiary pursuant to which the Acquisition Subsidiary will be merged with and into Digital Angel, with Digital Angel surviving and becoming a wholly-owned subsidiary of ours. The Merger is more fully discussed in Note 1.
McMurdo Acquisition
In April 2007, Digital Angel, through its wholly-owned subsidiary, Signature, acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo is a leader in the development and manufacturing of safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon and the first Global Maritime Distress and Safety System approved Search and Rescue Transponder, have become standard, lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Digital Angel’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to our GPS and Radio Communication segment’s revenue base.
Pursuant to the Asset Sale and Purchase Agreement (the “Sale and Purchase Agreement”) entered into in December 2006, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility that Signature has a license to occupy for a period of nine months from the Completion Date (as defined in the Sale and Purchase Agreement). Signature is currently in the process of formalizing a sublease with Chemring to extend the lease of the McMurdo facility until 2022, with an opt-out provision after two to three years. Under the terms of the Sale and Purchase Agreement, Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Sale and Purchase Agreement, Digital Angel

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Sale and Purchase Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. Digital Angel paid consideration of approximately $4.7 million in cash, net of a purchase price adjustment paid by Chemring in July 2007, and will make one additional purchase payment of up to $3.0 million during the fourth quarter of 2007. The purchase price payment will be determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007 and payable when the parties finalize a statement of the sales. Digital Angel expects to pay approximately $2.2 million in additional purchase price consideration as McMurdo’s revenue is expected to exceed the threshold.
The estimated fair values of assets acquired are as follows:

April 5, 2007
(in thousands)

Inventory	$592
Fixed assets	2,178
Goodwill and other intangibles	1,972

Total assets acquired	$4,742

The required purchase accounting adjustments, including the allocation of the purchase price based on the fair values of the assets acquired have been made based upon preliminary valuations, which are still in review and are subject to change. Based upon our final valuation and review, we may determine that additional tangible assets exist or their estimated useful lives require revision. We anticipate that we will finalize the purchase price allocation within the next several months. Any adjustments to the purchase price allocation will be recorded as an increase or decrease in goodwill. In addition, the purchase price payment of approximately $2.2 million that Digital Angel anticipates paying in the fourth quarter of 2007 is expected to be recorded as additional goodwill or other intangible assets.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
The acquisition was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of McMurdo from the date of acquisition. Unaudited pro forma results of operations for the three-months ended September 30, 2006 and the nine-months ended September 30, 2007 and 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2007 and 2006, respectively, and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Pro Forma for the	Pro Forma for the
	Three Months Ended	Nine-Months Ended
	September 30,	September 30,
	2006	2007	2006
	(unaudited, in thousands)
Net operating revenue	$24,230	$88,315	$73,486
Net loss from continuing operations	(3,119)	(15,595)	(8,795)
Net loss from continuing operations per common share — basic and diluted	(0.05)	(0.23)	(0.13)
8.      Capital Transactions of Subsidiaries
Net Loss on Capital Transactions of Subsidiaries and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by Digital Angel and VeriChip are reflected in the unaudited condensed consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel and VeriChip was appropriate since we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. In conjunction with the contemplated merger with Digital Angel, there will no longer be gains or losses associated with the issuance of shares of stock by Digital Angel.
During the three-months ended September 30, 2007 and 2006, we recorded a loss of $1.1 million and nil, respectively, on the issuances of common stock by Digital Angel and VeriChip. During the nine-months ended September 30, 2007 and 2006, we recorded a gain of $3.6 million and $0.3 million, respectively, on the issuances of common stock by Digital Angel and VeriChip. The net gains (losses) resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and VeriChip and the net proceeds from the issuances of the stock.
During the three-months ended September 30, 2007, in connection with the IC Note between us and Digital Angel, which is more fully discussed in Note 5, Digital Angel issued approximately 0.9 million shares of its common stock to us. In addition, Digital Angel issued 0.3 million shares of its common stock to us during the three-months ended June 30, 2006 under the terms a share exchange agreement between Digital Angel and us. The share exchange related to a purchase price payment made by Digital Angel in connection with its acquisition of its subsidiary, DSD Holding A/S, or DSD. Based on the substance of these transactions and the fact that the shares were issued to us in connection with a financing and exchanged in connection with an acquisition, the shares did not result in a gain or loss on issuance.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
We recorded a loss of $0.9 million and a gain of $0.2 million during the three-months ended September 30, 2007 and 2006, respectively, and loss of $6.7 million and $23,000 during the nine-months ended September 30, 2007 and 2006, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip and Digital Angel.
The details of the capital transactions of Digital Angel and VeriChip for the three and nine-months ended September 30, 2007 and 2006 are presented in the table below:

	Three-Months Ended		Three-Months Ended
	September 30, 2007		September 30, 2006
	(in thousands except per share amounts)
	Digital		Digital
	Angel	VeriChip	Angel	VeriChip
Issuances of common stock for stock options	—	139	—	—
Issuances of common stock for restricted stock and employee severance payments	307	109	—	—
Issuance of common stock to us under financing agreement	921	—	—	—
Issuances of warrants (1)	—	395	—

Total issuances of common stock	1,228	643	—	—

Proceeds from stock issuances	$—	$103	$—	$—
Average price per share	$—	$0.16	$—	$—
Beginning ownership percentage	55.0%	57.5%	55.2%	100.0%
Ending ownership percentage	55.6%	52.1%	55.2%	100.0%

Change in ownership percentage	0.6%	(5.4)%	—%	—

Net loss on capital transactions of subsidiaries (2)	$(138)	$(980)	$—	$—

Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries (2)	$(234)	$(623)	$160	$—

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	Nine-Months Ended		Nine-Months Ended
	September 30, 2007		September 30, 2006
	(in thousands except per share amounts)
	Digital		Digital
	Angel	VeriChip	Angel	VeriChip
Issuance of common stock in initial public offering	—	3,100	—	—
Issuances of common stock for stock options	—	536	386	—
Issuances of common stock for restricted stock, consulting services and employee severance payments	433	209	—	—
Issuances of warrants (1)	—	395	—	—
Issuances of common stock under financing agreement and share exchange agreement between Digital Angel and us	921	—	282	—

Total issuances of common stock	1,354	4,240	668	—

Proceeds from stock issuances	$—	$12,494	$1,561	$—
Average price per share	$—	$2.95	$2.34	$—
Beginning ownership percentage	55.2%	91.7%	55.4%	100.0%
Ending ownership percentage	55.6%	52.1%	55.2%	100.0%

Change in ownership percentage	0.4%	(39.6)%	(0.2)%	—

Net (loss) gain on capital transactions of subsidiaries (2)	$(196)	$3,828	$322	$—

Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries (2)	$(748)	$(5,969)	$(23)	$—

(1)	Warrants were issued by VeriChip under the cashless exercise provision of the warrant agreement, thus no proceeds were realized.

(2)	The tax provision/benefit for the net gain (loss) on capital transactions of subsidiaries and the loss attributable to changes in minority interest as a result of capital transactions of subsidiaries have been fully reserved due to our current tax position and significant net operating loss carry forwards.
9.      Stock Options, Restricted Stock, Stock Issued for Consulting Agreement and Warrants Settleable in Shares of Subsidiary Stock
As of September 30, 2007, we have six stock-based employee stock plans (four of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively have nine stock-based employee compensation plans. Our plans and the plans of our subsidiaries, which were outstanding as of December 31, 2006, are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. On June 17, 2007, VeriChip adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of September 30, 2007, options to purchase 128,667 shares of VeriChip common stock were granted under the VeriChip 2007 Plan.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
We adopted the provisions of SFAS No. 123R Share Based Payment or, FAS 123R, on January 1, 2006 using the modified prospective application method of adoption, which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of those awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the three and nine-months ended September 30, 2007 and 2006 were based on our historical experience. Upon adoption of FAS 123R, we elected to continue using the Black-Scholes valuation model. Prior to the adoption of FAS 123R, we presented all tax benefits related to stock-based compensation as an operating cash inflow. FAS 123R requires the cash flows resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We did not record any excess income tax benefits relating to FAS 123R during three and nine-months ended September 30, 2007 and 2006.
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
During the three and nine-months ended September 30, 2007 and 2006, we recorded approximately $0.7 million, $1.3 million, $0.4 million and $0.8 million, respectively, in compensation expense related to stock options granted to our and our subsidiaries’ employees.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
All of InfoTech’s stock options were fully vested as of December 31, 2006, and InfoTech did not grant any options during the nine-months ended September 30, 2007. A summary of the status of our and our subsidiaries’ nonvested stock options as of September 30, 2007, and changes during the nine-months ended September 30, 2007, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
Applied Digital	Stock Options	Fair Value
Nonvested at January 1, 2007	—	$—
Granted	110	0.77
Vested	—	—

Nonvested at September 30, 2007	110	$0.77

		Weighted Average
		Grant-Date
VeriChip	Stock Options	Fair Value
Nonvested at January 1, 2007	50	$10.00
Granted	422	5.89
Vested	(17)	10.00
Forfeited or expired	—	—

Nonvested at September 30, 2007	455	$6.20

		Weighted Average
		Grant-Date
Digital Angel	Stock Options	Fair Value
Nonvested at January 1, 2007	2,458	$2.64
Granted	520	1.39
Vested	(303)	2.19
Forfeited or expired	(633)	2.11

Nonvested at September 30, 2007	2,042	$1.94

		Weighted Average
		Grant-Date
Thermo Life Energy Corp.	Stock Options	Fair Value
Nonvested at January 1, 2007	333	$0.11
Granted	—	—
Vested	(167)	0.11

Nonvested at September 30, 2007	166	$0.11

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
The weighted average per share fair value of options granted or modified by us and our subsidiaries during the three and nine-months ended September 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions. (Thermo Life Energy Corp. did not grant any options during the nine-months ended September 30, 2007 and 2006. We did not grant any options during the nine-months ended September 30, 2006):

	Nine-Months Ended	Nine-Months Ended
Applied Digital	September 30, 2007	September 30, 2006
Weighted-average per share fair value	$0.77	—
Estimated option life	5.00 years	—
Risk free interest rate	5.0%	—%
Expected volatility	60.00%	—%
Expected dividend yield	0.00%	—%

	Nine-Months Ended	Nine-Months Ended
VeriChip	September 30, 2007	September 30, 2006
Weighted-average per share fair value	$2.98	$5.97
Estimated option life	6.00 years	5.00 years
Risk free interest rate	4.51%	4.29%
Expected volatility	50.00%	60.00%
Expected dividend yield	0.00%	0.00%

	Nine-Months Ended	Nine-Months Ended
Digital Angel	September 30, 2007	September 30, 2006
Weighted-average per share fair value	$1.39	$2.69
Estimated option life	5.00 years	8.41 years
Risk free interest rate	4.5 – 5.2%	5.0%
Expected volatility	80.9 – 131.2%	106.1 – 113.3%
Weighted average volatility	95.9%	108.8%
Expected dividend yield	0.00%	0.00%
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
A summary of option activity under our option plans and the stock option plans of our subsidiaries as of September 30, 2007, and changes during the nine-months ended September 30, 2007 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
Applied Digital	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	6,166	$3.27
Granted	110	1.38
Exercised	(10)	1.50
Forfeited or Expired	(346)	5.32

Outstanding at September 30, 2007	5,920	$3.12	4.7	$—	*

Exercisable at September 30, 2007	5,810	$3.15	5.0	$—	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Applied Digital’s common stock was $0.92 at September 30, 2007 based upon its closing price on the NASDAQ.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
VeriChip	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	2,099	$2.10
Granted	422	5.88
Exercised	(536)	0.70
Forfeited or Expired	(22)	5.75

Outstanding at September 30, 2007	1,963	$3.26	5.00	$1,496	*

Exercisable at September 30, 2007	1,530	$2.42	4.09	$2,443	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of VeriChip’s common stock was $4.02 at September 30, 2007 based upon its closing price on the NASDAQ.

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
Digital Angel	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	11,705	$3.84
Granted	520	2.11
Exercised	—	—
Forfeited or Expired	(1,614)	3.87

Outstanding at September 30, 2007	10,611	$3.75	6.85	$470	*

Exercisable at September 30, 2007	8,569	$3.93	6.59	$470	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of Digital Angel’s stock was $1.29 at September 30, 2007 based upon its closing price on the AMEX.

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
Thermo Life Energy Corp.	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	4,390	$0.06
Granted	—	—
Exercised	—	—
Forfeited or Expired	—	—

Outstanding at September 30, 2007	4,390	$0.06	4.31	$—	*

Exercisable at September 30, 2007	4,224	$0.05	4.15	$—	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The estimated market value of Thermo Life’s stock was $0.05 at September 30, 2007.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
The total intrinsic value of options exercised during the nine-months ended September 30, 2007 and 2006 was $2.7 million and $0.7 million, respectively.
As of September 30, 2007, there was $4.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our and our subsidiaries’ plans. That cost is expected to be recognized over a weighted-average period of 5.1 years. The total fair value of shares vested during the nine-months ended September 30, 2007, was nil.
Cash received from option exercise under all share-based payment arrangements for the nine-months ended September 30, 2007 was $0.4 million.
Restricted Stock
As more fully discussed in Note 1, effective August 6, 2007, Kevin McGrath resigned as Digital Angel’s president, CEO and director. In connection with Mr. McGrath’s resignation, Digital Angel issued 307,143 shares of its restricted stock valued at $430,000 to Mr. McGrath as a portion of his severance payment. The restriction will lapse one year from the date of issuance. The number of shares of restricted stock was determined by dividing $430,000 by the closing price of Digital Angel’s common stock at the close of business on August 8, 2007.
In August 2007, Digital Angel granted its chairman of the board 25,000 shares of its restricted stock. The restricted stock vested 100% on October 15, 2007. Digital Angel determined the value of the stock to be $39,000 based on the closing price of its stock on the date of the grant. The value of the restricted stock was recorded as compensation expense. In the nine- months ended September 30, 2007, $29,000 was recognized as compensation expense related to the restricted stock.
In December 2006, we issued 0.1 million shares of our restricted common stock to our chief executive officer. Fifty percent (50%) of the restricted stock vested immediately and 50% will vest on December 31, 2008. We determined the value of the stock to be $0.2 million based on the closing price of our stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the nine-month period ended September 30, 2007, $32,421 of compensation expense was recorded in connection with the restricted stock.
In December 2006, VeriChip issued 0.5 million shares of its restricted common stock to its chairman of the board and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or VeriChip terminates his employment for cause on or before December 31, 2008. VeriChip determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. For the three and nine-month period ended September 30, 2007, VeriChip recorded compensation expense of approximately $0.5 million and $1.6 million, respectively, in connection with the restricted stock.
In March 2007, VeriChip issued 0.1 million shares of its restricted common stock to two officers, which will vest on March 2, 2009. VeriChip determined the value of the stock to be $0.6 million based on the estimated value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. VeriChip recorded compensation expense of approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2007 associated with this restricted stock.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
In March 2005, Digital Angel granted its and our former chairman of the board, 0.1 million shares of its restricted stock. Fifty percent (50%) of the restricted stock vested on March 7, 2006 and 50% vested on March 7, 2007. Digital Angel determined the value of the stock to be approximately $0.5 million based on the closing price of Digital Angel’s stock on the date of grant. The value of the restricted stock was recorded as deferred compensation and was amortized as compensation expense over the two year vesting period. In the nine-months ended September 30, 2007 and 2006, $42,000 and approximately $0.2 million, respectively, of compensation expense was recorded in connection with the restricted stock.
In February 2005, Digital Angel granted an employee 54,230 shares of its restricted stock. The restricted stock vested 30% on February 25, 2006, 30% on February 25, 2007 and 40% will vest on February 25, 2008. Digital Angel determined the value of the stock to be $250,000 based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period. In the nine-months ended September 30, 2007 and 2006, $69,000 and $56,000, respectively, of compensation expense was recorded in connection with the restricted stock.
Consulting Agreement With Former CEO of Digital Angel
In August 2007, VeriChip entered into a consulting agreement with an individual, who was the former Chief Executive Officer of Digital Angel. The consulting agreement provides for identifying, contacting and introducing strategic partners to VeriChip, identifying potential merger and/or acquisition opportunities for VeriChip to consider and participating on a committee established by VeriChip for the development of certain VeriChip products. The term of the agreement is for one year. Under this consulting agreement, VeriChip issued 0.1 million shares of its common stock in August 2007, which resulted in a non-cash equity compensation charge of approximately $0.7 million during the three-months ended September 30, 2007.
Warrants Settleable in Shares of Subsidiary Stock
Previously, we had issued warrants that were exercisable into 433,323 shares of our common stock or exchangeable into 769,648 shares of the Digital Angel common stock that we own or exercisable/exchangeable into a combination of shares from both companies at the holders’ option. Therefore, in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary,” the value of the warrants was required to be recorded as a liability and marked to market each reporting period. We determine the value of the liability each quarter using the Black Scholes valuation model. The liability was subject to a floor amount equal to the original value ascribed to the warrants. On June 30, 2007, the warrants expired. As a result, the value of the warrant liability of approximately $1.2 million was reclassified to additional paid-in-capital in the nine-months ended September 30, 2007.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
10.    Agreement With Former Chief Executive Officer
On December 5, 2006, we finalized and entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman, our former chairman of the board and CEO, which provided that we pay Mr. Silverman $3.3 million. The agreement was entered into to (i) induce Mr. Silverman to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman in order to motivate him to accept the position as VeriChip’s chief executive officer, to maintain his status on our, Digital Angel’s, VeriChip’s and InfoTech’s boards and to motivate him to improve the value of VeriChip. In connection with the aforementioned agreement the Company record a charge of $3.3 million in the fourth quarter of 2006.
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
11.    Income Taxes
We have recorded certain state and foreign income taxes (benefits) during the three and nine-months ended September 30, 2007 and 2006. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three and nine-months ended September 30, 2007 and 2006.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
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

The impact upon adoption was to increase accumulated deficit by approximately $89,000, which is the total amount of unrecognized other long-term liabilities. This amount includes $75,000 of income taxes and $14,000 of tax-related interest and penalties (these tax related interest and penalties represented the total amounts of accrued income tax-related interest and penalties in other long-term liabilities as of September 30, 2007). If we had recorded the $89,000 as income tax expense it would have impacted our effective tax rate.
During the three-months ended September 30, 2007, we recorded an additional FIN 48 long-term liability of $294,000 and an increase in our income tax expense. This liability for unrecognized tax benefits is related to certain current state income tax positions of our subsidiaries, taken in the third quarter of 2007.
Our total FIN 48 long-term liability is $383,000. The total amount of tax benefits, if recognized, which would impact our effective tax rate was $383,000.
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
12.   Discontinued Operations
During the three-months ended September 30, 2007, our board of directors approved the sale of InfoTech. InfoTech provides information technology products and services. In addition, on July 2, 2007, Digital Angel completed its previously announced sale of its wholly-owned subsidiary, OuterLink, to Newcomb. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, Digital Angel sold all of the issued and outstanding shares of stock of OuterLink for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million, which matures on December 31, 2007. The Stock Purchase Agreement contains customary representations and warranties of the parties and indemnification provisions. In connection with the closing, Digital Angel also executed a one-year non-competition agreement with OuterLink. Paul F. Newcomb, President of Newcomb, was the founder and president of the predecessor company to OuterLink, which Digital Angel acquired in January 2004.
On September 30, 2007, our board of directors made a decision to sell two of our wholly-owned subsidiaries: Computer Equity and Perimeter. Our decision was made as part of management’s strategy to streamline its operations in order to focus more of its efforts on the RFID, and the GPS and radio communication markets. Computer Equity provides voice, data and video telecommunications products and services and Perimeter sells call center software and related services. We currently anticipating selling these businesses within the next six months.
As a result of our board of directors’ decisions to sell InfoTech, Computer Equity, and Perimeter and Digital Angel’s board of directors’ decision to sell OuterLink, the financial condition, results of operations and cash flows of InfoTech, Computer Equity, Perimeter and OuterLink and have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses, and accordingly, certain liabilities of these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
The following discloses the operating losses from discontinued operations for the three and nine-months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
InfoTech	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Product revenue	$1,438	$2,960	$6,551	$9,735
Service revenue	297	274	1,043	1,059

Total net revenue	1,735	3,234	7,594	10,794

Cost of products sold	1,186	2,430	5,401	8,050
Cost of service sold	209	257	757	841

Gross profit	340	547	1,436	1,903

Selling, general and administrative expenses	538	925	1,974	2,866
Interest income	(142)	(6)	(5)	(15)
Interest expense	(47)	(56)	(168)	(173)

Loss from continuing operations minority interest and gain (loss) attributable to capital transactions of subsidiary	(387)	(440)	(711)	(1,151)
Minority interest	121	190	310	492
Net gain on capital transactions of subsidiary	(21)	—	(21)	5
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	134	—	134	(80)

Loss from discontinued operations	$(266)	$(250)	$(288)	$(734)

	Three Months Ended		Nine Months Ended
OuterLink	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Product revenue	$—	$266	$457	$753
Service revenue	—	525	960	1,069
Total net revenue		791	1,417	1,822

Cost of products sold	—	59	115	170
Cost of service sold	—	342	738	896

Gross profit	—	390	564	756

Selling, general and administrative expenses	—	313	730	916
Research and development expenses	—	332	667	1,152
Gain on sale of business	1,705	—	1,705	—
Interest income	—	—	—	1
Loss from continuing operations minority interest and gain (loss) attributable to capital transactions of subsidiary	1,705	(255)	872	(1,311)
Minority interest	(765)	114	(391)	588
Income (loss) from discontinued operations	$940	$(141)	$481	$(723)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	Three Months Ended		Nine Months Ended
Computer Equity	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Product revenue	$2,348	$2,020	$5,463	$7,450
Service revenue	1,353	1,465	4,188	4,432
Other revenue	—		1,550

Total net revenue	3,701	3,485	11,201	11,882

Cost of products sold	1,959	1,718	4,960	6,142
Cost of service sold	567	860	2,036	2,554

Gross profit	1,175	907	4,205	3,186

Selling, general and administrative expenses	1,091	948	3,036	2,740
Goodwill impairment	5,000	—	5,000	—
Interest and other income (expense).	(4)	—	(11)	—
Interest expense	(1)	(25)	(2)	(66)
Benefit (provision) for income taxes	116	2		(42)

(Loss) income from discontinued operations	$199	$(64)	$(3,844)	$338

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	Three Months Ended		Nine Months Ended
Perimeter	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Product revenue	$584	$90	$891	$476
Service revenue	608	509	1,830	1,596

Total net revenue	1,192	599	2,721	2,072

Cost of products sold	362	45	554	261
Cost of service sold	409	332	1,051	1,081

Gross profit	421	222	1,116	730

Selling, general and administrative expenses	289	319	801	1,022
Research and development expenses	99	73	284	267
Interest and other income	—	2	—	7
Provision for income taxes	—	—	(1)	—

Income (loss) from discontinued operations	$33	$(168)	$30	$(552)

	Three Months Ended		Nine Months Ended
Intellesale and other Non-core businesses	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Selling, general and administrative expenses	$—	$—	$7	$—
Interest and other income	243	—	243	—

Income from discontinued operations	$243	$—	$236	$—

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	Three Months Ended		Nine Months Ended
Total Discontinued Operations	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Product revenue	$4,370	$5,336	$13,362	$18,414
Service revenue	2,258	2,773	8,021	8,156
Other revenue	—		1,550

Total net revenue	6,628	8,109	22,933	26,570

Cost of products sold	3,507	4,252	11,030	14,623
Cost of service sold	1,185	1,791	4,582	5,372

Gross profit	1,936	2,066	7,321	6,575

Selling, general and administrative expense	1,918	2,505	6,548	7,554
Goodwill impairment	5,000	—	5,000	—
Research and development	99	405	951	1,419
Interest and other income	97	(4)	227	(7)
Interest expense	(48)	(81)	(170)	(239)
Gain on sale of business	1,705	—	1,705	—
Benefit (provision) for income taxes	116	2	(1)	(42)

Loss from continuing operations minority interest and gain (loss) attributable to capital transactions of subsidiary	(3,211)	(927)	(3,417)	(2,676)
Minority interest	(644)	304	(81)	1,080
Net (loss) gain on capital transaction of subsidiary	(21)	—	(21)	5
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	134	—	134	(80)

Loss from discontinued operations	$(3,742)	$(623)	$(3,385)	$(1,671)

Loss from discontinued operations per common share–basic and diluted	$(0.05)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding -basic and diluted (see Note 4)	70,017	67,726	68,251	67,375

The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. We realized a gain on the sale of OuterLink of approximately $1.7 million during the three and nine-months ended September 30, 2007. The gain on the sale of OuterLink did not result in a provision for income taxes due to federal and state net operating losses and carry forwards. As a result of our decision to sell Computer Equity and our current estimate of its fair market value, we recorded a goodwill impairment charge of approximately $5.0 million during the three-months ended September 30, 2007.
In accordance with FAS 144, any additional operating losses for InfoTech, Computer Equity, Perimeter or OuterLink or changes in the values of their assets or liabilities, as well as any gain or loss on the sale of InfoTech will be reflected in our financial condition and results of discontinued operations as incurred.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
The net assets/liabilities of discontinued operations as of September 30, 2007 and December 31, 2006, were comprised of the following:

	September 30,	December 31,
InfoTech	2007	2006
(in thousands)	(unaudited)

Current assets
Cash	$405	$132
Accounts receivable	1,477	3,491
Inventory	106	165
Other current assets	60	91

Total current assets	2,048	3,879

Property and equipment, net	90	106
Other assets, net	30	35

Total non-current assets	120	141

Total assets	$2,168	$4,020

Current liabilities
Accounts payable	552	973
Accrued expenses and other current liabilities	455	1,521
Deferred revenue	114	168

Total current liabilities	1,121	2,662

Total liabilities	$1,121	$2,662

Minority interest	667	1,090

Net assets from discontinued operations	$380	$268

	September 30,	December 31,
OuterLink	2007	2006
(in thousands)		(unaudited)

Current assets
Cash	$—	$1
Accounts receivable	—	956
Inventory	—	503
Other current assets	—	874

Total current assets	—	2,334

Property and equipment, net	—	274
Other assets, net	—	257
Total non-current assets	—	531

Total assets	$—	$2,865

Current liabilities
Accounts payable	—	408
Accrued expenses and other current liabilities	—	270
Deferred revenue	—	1,770

Total current liabilities	—	2,448

Other long-term liabilities	—	1,059

Total liabilities	$—	$3,508

Net liabilities from discontinued operations	$—	$(642)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	September 30,	December 31,
Computer Equity	2007	2006
(in thousands)	(unaudited)

Current assets
Cash	$77	$202
Accounts receivable	1,869	1,921
Inventory	938	687
Other current assets	43	3

Total current assets	2,927	2,813

Property and equipment, net	155	192
Goodwill	4,538	9,549
Other assets, net	4	4

Total non-current assets	4,697	9,745

Total assets	$7,624	$12,558

Current liabilities
Accounts payable	4,230	4,438
Accrued expenses and other current liabilities	1,403	937

Total current liabilities	5,633	5,375

Other long-term liabilities	1	9

Total liabilities	$5,634	$5,384

Net assets from discontinued operations	$1,990	$7,174

	September 30,	December 31,
Perimeter	2007	2006
(in thousands)	(unaudited)

Current assets
Cash	$1	$1
Accounts receivable	892	467
Inventory	51	18
Other current assets	353	302

Total current assets	1,297	788

Property and equipment, net	25	27
Goodwill	530	530
Other assets, net	70	102

Total non-current assets	625	659

Total assets	$1,922	$1,447

Current liabilities
Accounts payable	281	112
Accrued expenses and other current liabilities	357	160
Deferred revenue	887	780

Total current liabilities	1,525	1,052

Other long-term liabilities	95	97

Total liabilities	$1,620	$1,149

Net assets from discontinued operations	$302	$298

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	September 30,	December 31,
Intellesale and Other Non-Core Businesses	2007	2006
(in thousands)	(unaudited)

Current liabilities
Accounts payable	3,887	4,122
Accrued expenses and other current liabilities	1,271	1,285

Total current liabilities	5,158	5,407

Total liabilities	$5,158	$5,407

Net liabilities from discontinued operations	$(5,158)	$(5,407)

	September 30,	December 31,
Total Discontinued Operations	2007	2006
(in thousands)	(unaudited)

Current assets
Cash	$483	$336
Accounts receivable	4,238	6,835
Inventory	1,095	1,373
Other current assets	456	1,270

Total current assets	6,272	9,814

Property and equipment, net	270	599
Goodwill	6,568	10,079
Other assets, net	104	398

Total non-current assets	5,442	11,076

Total assets	$11,714	$20,890

Current liabilities
Accounts payable	8,950	10,053
Accrued expenses and other current liabilities	3,486	4,173
Deferred revenue	1,001	2,718

Total current liabilities	13,437	16,944
Other long-term liabilities	96	1,165

Total liabilities	$13,533	$18,109

Minority Interest	667	1,090

Net (liabilities) assets from discontinued operations	$(2,486)	$1,691

During the three and nine-months ended September 30, 2007, we extinguished approximately $0.2 million associated with our Intellesale and other non-core businesses. During the remainder of 2007, the statute of limitations of certain liabilities totaling approximately $5.2 million is scheduled to expire. These liabilities have not been guaranteed by us and we do not intend to repay these liabilities. The reversal of these liabilities will have a favorable impact on our financial condition and results of operation during the fourth quarter of 2007.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
13.	Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Net loss	$(11,299)	$(3,599)	$(19,170)	$(9,807)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	224	163	334	339

Total comprehensive loss	$(11,075)	$(3,436)	$(18,836)	$(9,468)

14.	Related Party Transactions
The following related party transactions are eliminated in consolidation of ours and our subsidiaries results of operations to the extent of our ownership interest.
Intercompany Term Note
On August 31, 2007, we entered into the IC Note with Digital Angel, as is more fully discussed in Note 5.
Agreement between VeriChip and Digital Angel
VeriChip and Digital Angel executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007, or the supply and development agreement. Under this agreement, Digital Angel is VeriChip’s sole supplier of human-implantable microchips.
VeriChip’s purchases of product under the supply and development agreement were approximately $0.0 million and $0.2 million in the nine-months ended September, 2007 and 2006, respectively. Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008. As of September 30, 2007, VeriChip has satisfied approximately $0.4 million of the minimum purchase requirements for 2008. As long as VeriChip meets the minimum purchase requirements, the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee as provided. VeriChip does not currently utilize this service.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
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
VeriChip does not anticipate generating more than nominal revenue from the sale of its human implantable microchips prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against VeriChip asserting that VeriChip is violating its rights. If such a claim is successful, sales of VeriChip’s human implantable systems could be enjoined, and VeriChip could be required to cease its efforts to create a market for these systems, until the patent expires in April 2008. In addition, VeriChip could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, VeriChip would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to its reputation and the potential impairment in the marketability of its systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.
Digital Angel and the successor to HID have executed a cross-license that includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, to which it purports certain ownership rights. Digital Angel has, in turn, sublicensed those rights to VeriChip.
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
(continued)
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
The costs of these services to VeriChip were $0.1 million and $0.4 million for the three and nine-months ended September 30, 2007, respectively, and $0.2 million and $0.5 million for the three and nine-months ended September 30, 2006, respectively.
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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
On January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip could incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to VeriChip by us during the first week of January 2007. Upon the consummation of VeriChip’s initial public offering on February 14, 2007, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness to us under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement as amended on February 8, 2007, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of its offering. VeriChip paid the $3.5 million on February 14, 2007, resulting in a balance due of approximately $11.6 million on February 14, 2007. VeriChip is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, VeriChip is obligated to repay $0.3 million on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. As of September 30, 2007, approximately $12.5 million was outstanding under the loan.
The loan is collateralized by interests in all property and assets of VeriChip, including the stock of VeriChip’s subsidiaries, but is not secured by any of the property or assets of VeriChip’s subsidiaries.
Satisfaction of Loan Agreement
On May 15, 2007, we and InfoTech entered into a Satisfaction of Loan Agreement, or SLA. On or about June 27, 2003, InfoTech, our majority-owned subsidiary, made a loan to us in the original principal amount of $1.0 million. The loan was scheduled to mature on June 30, 2007. In full satisfaction of our obligations under the loan and the related documents, we and InfoTech entered into the SLA where we agreed to issue and deliver to InfoTech 833,333 shares of our common stock. We were obligated to continue to pay InfoTech interest in cash on the sum of $1.0 million at the existing rate per annum under the note, which was 16%, until the date the shares are registered. The shares were registered on June 11, 2007. Since the value of the 833,333 shares issued to InfoTech exceeded $1.0 million on the effective date of the registration statement, InfoTech was required to promptly return to us the number of shares valued in excess of the $1.0 million as of that date, or approximately 129,603 shares. As of September 30, 2007, InfoTech has sold 249,266 of these shares for net proceeds of $330,840 and it has recorded a loss on the sale of the shares of approximately $23,000. In addition, during the nine-months ended September 30, 2007, InfoTech was required to record an unrealized loss of approximately $0.2 million representing the reduction in the fair market value of the shares on the date of the effectiveness of the registration statement, which value was $1.41 per share, and the value of the 454,464 unsold shares as of September 30, 2007, of $0.92 per share. Because such realized and unrealized losses resulted from transactions in our own common stock, they were eliminated upon the consolidation of InfoTech and our operating results, and accordingly, they are not reflected in the unaudited condensed consolidated financial statements. The value of our common stock held by InfoTech as of September 30, 2007, was approximately $0.6 million and these shares are reflected in the unaudited condensed consolidated balance sheet as treasury stock.
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
During 2006, VeriChip incurred legal fees of $0.8 million to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, had been a member of VeriChip’s board of directors since July 2005, and, as a result of his directorship services, as of September 30, 2007, holds fully vested options to purchase 55,556 shares of our common stock. Effective March 8, 2007, Mr. Thompson resigned his directorship position with VeriChip.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Digital Angel’s subsidiary, DSD, leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD’s administrative and production operations. The lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD. DSD leases the building from LANO Holding ApS. LANO Holding Aps is 100% owned by Lasse Nordfjeld, president of Digital Angel’s animal applications group.
15.	Legal Proceedings
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates.
Vasa Suit
 On or about January 21, 2004, Hark M. Vasa and his family partnerships, the majority shareholder of PDSC’s predecessor at the time we acquired that company, filed a complaint against us and PDSC, in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for breach of contract and the implied covenant of good faith and fair dealing. Plaintiffs sought damages arising from the purported delay in the registration of the shares they received in connection with our acquisition of PDSC’s predecessor. Trial in this case was set to commence on October 15, 2007. On September 28, 2007, the parties entered into a memorandum of settlement, and on November 8, 2007 the parties entered into a Settlement Agreement and General Release. Under the parties’ agreement, we agreed to issue shares of our common stock to Mr. Vasa valued at $2.1 million, with issuances spread over five payments ($500,000 this year, $500,000 in 2008, $400,000 in 2009, $400,000 in 2010 and $300,000 in 2011), with the shares actually issued based on the value at the time of each issuance. We will file one or more registration statements registering the resale of such shares within 180 days of each issuance. If the value of the shares received by Mr. Vasa exceeds the values set forth above on the applicable date of registration, Mr. Vasa must return to us those shares representing the excess value. If the number of shares issued on any specific issuance date does not have the values set forth above on the date the shares are required to be registered, we will be required to issue additional shares to Mr. Vasa to cover the difference or pay the difference in cash. We also agreed to fund a project with Mr. Vasa for potential business development. We will provide $250,000 per year for three years beginning in 2007. We will also provide an amount not to exceed $50,000 per year for three years to cover certain associated expenses. We accrued and charged to expense approximately $2.5 million during the three-months ended September 30, 2007, which represented the aggregate present value of these payments.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
Verizon Suit
On August 14, 2006, our subsidiary Government Telecommunication, Inc., or GTI, filed an action against Verizon Federal, Inc. in Fairfax County Circuit Court in Virginia asserting damages arising from Verizon’s wrongful usurpation of GTI’s business opportunity with the District of Columbia Public Schools for the supply and installation of internal connection wiring and cabling equipment and related goods and services. The complaint pleads two counts: Count I — Breach of Contract, for which it is seeking lost profits of approximately $1.9 million, and Count II — Tortious Interference with Contractual Relations, for which it is seeking restitution damages of $7.0 million. On October 27, 2006, Verizon filed a motion to dismiss GTI’s complaint. Following oral arguments on the matter, on December 1, 2006, the court denied the motion. Also in December 2006, Verizon filed a counterclaim against GTI seeking $4.1 million in monies that Verizon claims are owed it by GTI on related work. Trial is set for December 3, 2007. GTI intends to vigorously pursue its case against Verizon and to vigorously defend the counterclaim action. Given the uncertainties associated with all litigation and we are unable to offer any assessment of the outcome of the complaint and Verizon’s counterclaim.
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
Datamars and Crystal Import Settlements
On July 27, 2007, pursuant to the Court’s settlement conference procedures, the parties in the above described legal proceedings reached agreement on the terms of a global settlement, which settlement would, among other things, result in a dismissal of all claims with prejudice. On August 27, 2007 Digital Angel finalized a global settlement of this matter. Under the terms of the settlement agreement, Datamars made a lump sum payment to Digital Angel, the parties granted mutual releases, Digital Angel dismissed the infringement claims against Datamars, and Digital Angel was dismissed from the antitrust litigation. Digital Angel also granted a non-exclusive license to Datamars for syringe-implantable identification transponders that could reasonably be alleged to be covered by the patent at issue in the litigation. The financial terms of the settlement have not been disclosed.
Interest and other income (expense) for the three and nine-month periods ended September 30, 2007 includes the following amounts relating to settlement of patent and other litigation:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Payments and other charges	$(2.5) million	$(2.5) million
Receipts and other credits	$0.8 million	$1.8 million

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(continued)
16.	Supplemental Cash Flow Information
In the nine-months ended September 30, 2007 and 2006, we had the following non-cash investing and financing activities (in thousands):

	Nine-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Issuance of shares for purchase of minority interest	$—	$907
Financing of equipment through capital lease	684	440
Deferred offering costs	—	1,278
Reclass of deferred financing costs to acquisition cost	494	—
Issuance of shares for legal settlement	800	—
Issuance of shares for payment of note with InfoTech	1,000	—
Issuance of shares for services	3,034	—
Issuance of shares under a share exchange agreement	—	973
Issuance of shares to former shareholders of DSD Holding	—	1,000
Issuance of Digital Angel warrants as a debt discount	1,044	—
Issuance of Digital Angel warrants to Investors	1,253	—
Issuance of VeriChip common stock and re-pricing of warrants as deferred financing costs	1,328	—

Cash paid for:
Interest	2,383	340
Taxes	617	290
17.	Subsequent Events
On October 31, 2007, we entered into the Amendment Agreement among us, the Lenders and VeriChip as discussed in Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2006 Annual Report on Form 10-K.
Overview
We currently engage in the following principal business activities:
•	developing, marketing and selling RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications;

•	developing, manufacturing and marketing visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	designing, manufacturing and marketing GPS enabled products used for location tracking and message monitoring of maritime vehicles, aircraft and people in remote locations;

•	developing and marketing service relationship management software and services; and

•	selling vibration monitoring systems.
Recent and Other Events
During the three-months ended September 30, 2007, we entered into a merger agreement with Digital Angel, we appointed Daniel Penni as our chairman of the board of directors following the resignation of Scott Silverman, we appointed Michael Krawitz to our board of directors, Digital Angel appointed Barry Edelstein as interim president and CEO of Digital Angel to replace Kevin McGrath, we and Digital Angel entered into financing arrangements with Kallina, we settled a lawsuit with Mr. Hark Vasa and made a decision to sell our wholly-owned subsidiaries, Computer Equity and Perimeter. In addition on October 31, 2007, we entered into an amendment to certain loan agreements. Each of these events is more fully described in the Notes 1, 5, 12 and 17 to our unaudited condensed consolidated financial statements.
Recent Financial Results
During the three-months ended September 30, 2007 and 2006, we reported a loss from continuing operations of approximately $7.6 and $3.0 million, respectively, and during the nine-months ended September 30, 2007, we reported a loss from continuing operations of approximately $15.8 million as compared to a loss from continuing operations of approximately $8.1 million for the nine-months ended September 30, 2006. Our operating activities used cash of $11.4 million and $4.6 million during the nine-months ended September 30, 2007 and 2006, respectively. Historically, we have suffered losses and have not generated positive cash flows from operations. As of September 30, 2007, we had an accumulated deficit of approximately $487.9 million. (Loss) income by operating segment for the three and nine-months ended September 30, 2007 and 2006 is presented below under the heading “Results of Continuing Operations.”

We operate in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, and Advanced Technology. VeriChip’s operations comprise our Healthcare and Security and Industrial segments, and Digital Angel’s operations comprise our Animal Applications and GPS and Radio Communications segments.
Revenues from each of our segments for the three-months ended September 30, 2007 and 2006 were as follows:

	Three-Months Ended
	September 30,
	2007	2006
Revenue:	(in thousands)

Healthcare	$5,926	$5,095
Security and Industrial	1,990	1,723
Animal Applications	10,346	8,254
GPS and Radio Communications	9,989	4,146
Advanced Technology	1,920	1,726
“Corporate/Eliminations”	—	(21)

Total	$30,171	$20,923

Revenues from each of our segments for the nine-months ended September 30, 2007 and 2006 were as follows:

	Nine-Months Ended
	September 30,
	2007	2006
Revenue:	(in thousands)

Healthcare	$17,100	$15,056
Security and Industrial	6,379	5,288
Animal Applications	31,635	28,131
GPS and Radio Communications	23,531	12,016
Advanced Technology	5,492	4,444
“Corporate/Eliminations”	—	(194)

Total	$84,137	$64,741

Our sources of revenue consist of sales of products and services from our five operating segments. Our significant sources of revenue for the three-months ended September 30, 2007 and 2006 were as follows:

	Percentage of Total Revenue
	Three-Months	Three-Months
	Ended	Ended
Sources of Revenue:	September 30,	September 30,
	2007	2006
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	19.6%	24.4%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	6.6%	8.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	34.3%	39.3%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	33.1%	19.8%

Service relationship management software and services from our Advanced Technology segment	6.4%	8.3%

Total	100.0%	100.0%

Our significant sources of revenue for the nine-months ended September 30, 2007 and 2006 were as follows:

	Percentage of Total Revenue
	Nine-Months	Nine-Months
Sources of Revenue:	Ended	Ended
	September 30, 2007	September 30, 2006
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	20.3%	23.3%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	7.6%	8.2%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	37.6%	43.2%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	28.0%	18.6%

Service relationship management software and services from our Advanced Technology segment	6.5%	6.7%

Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended September 30, 2007 and 2006 were as follows:

	Three-Months Ended		Three-Months Ended
	September 30, 2007		September 30, 2006
		Percentage of		Percentage of
Gross Profit and Gross Profit Margin by Product Type	Gross Profit	Total Gross	Gross Profit	Total Gross
For:	(in thousands)	Margin	(in thousands)	Margin

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$3,397	24.2%	$2,753	26.7%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	1,139	8.1%	1,015	9.9%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	3,216	22.9%	3,092	30.0%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	5,024	35.8%	2,148	20.9%

Service relationship management software and services from our Advanced Technology segment	1,258	9.0%	1,292	12.5%

Total	$14,034	100.0%	$10,300	100.0%

Our significant sources of gross profit and gross profit margin by product type for the nine-months ended September 30, 2007 and 2006 were as follows:

	Nine-Months Ended		Nine-Months Ended
	September 30, 2007		September 30, 2006
		Percentage of		Percentage of
Gross Profit and Gross Profit Margin by	Gross Profit	Total Gross	Gross Profit	Total Gross
Product Type For:	(in thousands)	Margin	(in thousands)	Margin

RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	$9,164	24.1%	$8,657	27.3%

RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	3,465	9.1%	3,193	10.1%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Animal Applications segment	10,003	26.3%	10,444	32.9%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our GPS and Radio Communications segment	11,558	30.4%	6,163	19.4%

Service relationship management software and services from our Advanced Technology segment	3,793	10.1%	3,283	10.3%

Total	$37,983	100.0%	$31,740	100.0%

RESULTS OF CONTINUING OPERATIONS
The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 2007 and 2006, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to		Relationship to
	Revenue		Revenue
	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	%	%	%	%
Product revenue	93.5	93.3	92.8	91.5
Service revenue	6.5	6.7	7.2	8.5

Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	50.3	47.7	51.8	48.2
Cost of services sold	3.2	3.1	3.1	2.8

Total cost of products and services sold	53.5	50.8	54.9	51.0

Gross profit	46.5	49.2	45.1	49.0

Operating costs and expenses:
Selling, general and administrative expense	56.7	55.8	55.4	54.2
Gain on sale of assets	(2.3)	—	(0.8)	—
Research and development	6.5	7.9	8.5	7.7

Total operating costs and expenses	60.9	63.7	63.1	61.9

Operating loss before other items	(14.4)	(14.5)	(18.0)	(12.9)

Interest and other (expense) income	(3.2)	1.1	1.2	1.1
Interest expense	(8.9)	(5.7)	(5.8)	(3.7)

Total other expense	(12.1)	(4.6)	(4.6)	(2.6)

Loss from continuing operations before taxes, minority interest and losses attributable to capital transactions of subsidiaries	(26.5)	(19.1)	(22.6)	(15.5)
(Provision) benefit for income taxes	(0.5)	1.6	(0.6)	0.6

Loss from continuing operations before minority interest and (loss) gain attributable to capital transactions of subsidiaries	(27.0)	(17.5)	(23.2)	(14.9)
Minority interest	8.5	2.5	8.1	1.9
Net (loss) gain on capital transactions of subsidiaries	(3.7)	—	4.3	0.5
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(2.8)	0.8	(8.0)	—

Loss from continuing operations	(25.0)	(14.2)	(18.8)	(12.5)
Loss from discontinued operations	(12.4)	(3.0)	(4.0)	(2.6)

Net loss	(37.4)	(17.2)	(22.8)	(15.1)

Results of Operations from Continuing Operations

(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments for the three and nine-months ended September 30, 2007 and 2006 was as follows (we evaluate performance based on stand-alone segment income as presented below):

	Three-Months Ended
	September 30,
	2007	2006
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries by segment:	(in thousands)

Healthcare	$(1,999)	$(1,369)
Security and Industrial	(1,123)	(330)
Animal Applications	(4,019)	(944)
GPS and Radio Communications	1,163	(231)
Advanced Technology	1,103	937
“Corporate/Eliminations” (1)	(3,133)	(2,058)

Total	$(8,008)	$(3,995)

	Nine-Months Ended
	September 30,
	2007	2006
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries by segment:	(in thousands)

Healthcare	$(6,331)	$(3,255)
Security and Industrial	(2,638)	(737)
Animal Applications	(8,449)	(2,419)
GPS and Radio Communications	240	(424)
Advanced Technology	3,947	2,299
“Corporate/Eliminations” (1)	(5,758)	(5,525)

Total	$(18,989)	$(10,061)

(1)	The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense, general administrative expense and other income/expenses associated with corporate activities and functions.

Healthcare Segment
Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,768	97.3%	$4,948	97.1%	$820	16.6%
Service	158	2.7	147	2.9	11	7.5

Total revenue	5,926	100.0	5,095	100.0	831	16.3

Gross Profit:
Product (1)	3,350	58.1	2,692	54.4	658	24.4
Service (2)	47	29.7	61	1.2	(14)	(23.0)

Total gross profit	3,397	57.3	2,753	54.0	644	23.4
Selling, general and administrative expense	4,472	75.5	3,466	68.0	1,006	29.0
Research and development	672	11.3	503	9.9	169	33.6
Interest and other income (expense)	(47)	(0.8)	(13)	(0.3)	(34)	NM (3)
Interest expense	(205)	(3.5)	(140)	(2.7)	(65)	46.4

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,999)	(33.7)%	$(1,369)	(26.9)%	$630	46.0%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our Healthcare segment’s revenue increased approximately $0.8 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in revenue was primarily due to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006.
Gross Profit and Gross Profit Margin - Our Healthcare segment’s gross profit increased approximately $0.6 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. Gross profit margin increased to 57.3% in the three-months ended September 30, 2007 compared to 54.0% in the three-months ended September 30, 2006. The increase in gross profit margin was due to improved inventory management as a result of the consolidation of operations from Vancouver to Ottawa.
Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $1.0 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase was a result of increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and fees related to our market development efforts. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 75.5% and 68.0% in the three-months ended September 30, 2007 and 2006, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the additional costs resulting from equity based compensation and increased costs related to becoming a public entity in February 2007.

Research and Development - Our Healthcare segment’s research and development increased approximately $0.2 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. As a percentage of our Healthcare segment’s revenue, research and development was 11.3% and 9.9% in the three-months ended September 30, 2007 and 2006, respectively. The increase in research and development expense was primarily due to higher compensation costs related to changes in the foreign exchange rate relating to our Canadian employees.
Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

	Nine-Months		Nine-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$16,676	97.5%	$14,774	98.1%	$1,902	12.9%
Service	424	2.5	282	1.9	142	50.4

Total revenue	17,100	100.0	15,056	100.0	2,044	13.6

Gross Profit:
Product (1)	9,051	54.3	8,566	58.0	485	5.7
Service (2)	113	26.7	91	0.6	22	24.2

Total gross profit	9,164	53.6	8,657	57.5	507	5.9
Selling, general and administrative expense	12,361	72.3	9,752	64.8	2,609	26.8
Research and development	2,394	14.0	1,807	12.0	587	32.5
Interest and other expense	(150)	(0.9)	(69)	(0.5)	(81)	NM	(3)
Interest expense	(590)	(3.5)	(284)	(1.9)	(306)	NM	(3)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(6,331)	(37.0)%	$(3,255)	(21.6)%	$3,076	94.5%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue – Our Healthcare segment’s revenue increased approximately $2.0 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The increase was due primarily to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006.

Gross Profit and Gross Profit Margin – Our Healthcare segment’s gross profit increased approximately $0.5 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. Our Healthcare segment’s gross profit margin was 53.6% and 57.5% in the nine-months ended September 30, 2007 and 2006, respectively. The decrease in gross profit and gross profit margin was principally due to increased warranty costs related to our former Vancouver operations, which we closed in early 2007. We have implemented a process to reduce these costs and management believes that the process will result in gross margins increasing by the end of 2007.
Selling, General and Administrative Expense - Our Healthcare segment’s selling, general and administrative expense increased approximately $2.6 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. As a percentage of our Healthcare segment’s revenue, selling general and administrative expense was 72.3% and 64.8% in the nine-months ended September 30, 2007 and 2006, respectively. The increase was a result of increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and fees related to our market development efforts.
Research and Development - Our Healthcare segment’s research and development increased approximately $0.6 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. As a percentage of our Healthcare segment’s revenue, research and development was 14.0% and 12.0% in the nine-months ended September 30, 2007 and 2006, respectively. The increase in research and development was primarily due to the costs of duplicative staffing during the period that we were closing our Vancouver facility in early 2007.
Interest Expense - Our Healthcare segment’s interest expense increased approximately $0.3 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006 due primarily to the increased amount owed and increased interest rate under VeriChip’s loan agreement with us, and VeriChip’s increased borrowings under its revolving credit facility with the Royal Bank of Canada.

Security and Industrial Segment
Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$1,646	82.7%	$1,406	81.6%	$240	17.1%
Service	344	17.3	317	18.4	27	8.5

Total revenue	1,990	100.0	1,723	100.0	267	15.5

Gross Profit:
Product (1)	993	60.3	831	59.1	162	19.5
Service (2)	146	42.4	184	9.0	(38)	(20.7)

Total gross profit	1,139	57.2	1,015	58.9	124	12.2
Selling, general and administrative expense	1,620	81.4	882	51.2	738	83.7
Research and development	468	23.5	380	22.1	88	23.2
Interest and other income (expense)	10	0.5	(4)	(0.2)	14	NM	(3)
Interest expense	(184)	(9.2)	(79)	(4.6)	105	NM	(3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,123)	(56.4)%	$(330)	(19.2)%	$793	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Security and Industrial segment’s revenue increased $0.3 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase was primarily due to continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.1 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. Our Security and Industrial segment’s gross profit margin was 57.2% in the three-months ended September 30, 2007 compared to 58.9% in the three-months ended September 30, 2006. The decrease in gross profit margin was primarily due to increased revenues from tool management products compared to the three-months ended September 30, 2006, which have a lower gross margin than our vibration monitoring products.
Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $0.7 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 81.4% and 51.2% in the three-months ended September 30, 2007 and 2006, respectively. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the additional costs resulting from the issuance of equity based compensation and increased costs related to becoming a public entity.

Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.1 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. As a percentage of our Security and Industrial segment’s revenue, research and development was 23.5% and 22.1% in the three-months ended September 30, 2007 and 2006, respectively. Our Security and Industrial’s research and development efforts relate primarily to the development of a new family of vibration monitoring products.
Interest Expense - Our Security and Industrial segment’s interest expense increased approximately $0.1 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006 due primarily to the increased amount owed and increased interest rate under VeriChip’s loan agreement with us, and VeriChip’s increased borrowings under its revolving credit facility with the Royal Bank of Canada.
Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

	Nine-Months		Nine-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$5,233	82.0%	$4,300	81.3%	$933	21.7%
Service	1,146	18.0	988	18.7	158	16.0

Total revenue	6,379	100.0	5,288	100.0	1,091	20.6

Gross Profit:
Product (1)	2,906	55.5	2,665	62.0	241	9.0
Service (2)	559	48.8	528	8.4	31	5.9

Total gross profit	3,465	54.3	3,193	60.4	272	8.5
Selling, general and administrative expense	4,472	70.1	2,828	53.5	1,644	58.1
Research and development	1,109	17.4	893	16.9	216	24.2
Interest and other income	30	0.5	8	0.2	22	NM	(3)
Interest expense	(552)	(8.7)	(217)	(4.1)	(335)	NM	(3)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(2,638)	(41.4)%	$(737)	(13.9)%	$1,901	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Security and Industrial segment’s revenue increased approximately $1.1 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The increase was primarily due to continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.

Gross Profit and Gross Profit Margin - Our Security and Industrial segment’s gross profit increased approximately $0.3 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2007. Our Security and Industrial segment’s gross profit margin was 54.3% in the nine-months ended September 30, 2007 compared to 60.4% in the nine-months ended September 30, 2006. The decline in gross margin was due to increased inventory reserves for slower moving inventory and due to increased revenues from tool management products compared to the nine-months ended September 30, 2006, which have a lower gross margin than our vibration monitoring products.
Selling, General and Administrative Expense - Our Security and Industrial segment’s selling, general and administrative expense increased approximately $1.6 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 70.1% in the nine-months ended September 30, 2007 compared to 53.5% in the nine-months ended September 30, 2006. We attribute the increase in selling, general and administrative expense as a percentage of revenue primarily to the additional costs resulting from the issuance of equity based compensation and increased costs related to becoming a public entity.
Research and Development - Our Security and Industrial segment’s research and development increased approximately $0.2 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. As a percentage of our Security and Industrial segment’s revenue, research and development was 17.4% and 16.9% in the nine-months ended September 30, 2007 and 2006, respectively. Our Security and Industrial’s research and development efforts relate primarily to the development of a new family of vibration monitoring products.
Interest Expense - Our Security and Industrial segment’s interest expense increased approximately $0.3 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006 due primarily to the increased amount owed and increased interest rate under VeriChip’s loan agreement with us, and VeriChip’s increased borrowings under the revolving credit facility with the Royal Bank of Canada.

Animal Applications Segment
Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$10,346	100.00%	$8,233	99.7%	$2,113	25.7%
Service	—	—	—	—	—	—
Intercompany — product	—	—	21	0.3	(21)	(100.0)

Total revenue	10,346	100.0	8,254	100.0	2,092	25.3

Gross Profit:
Product (1)	3,216	31.1	3,092	37.5	124	4.0
Service (2)	—	—	—	—	—	—
Intercompany — product	—	—	10	0.1	(10)	(100.0)

Total gross profit	3,216	31.1	3,102	37.6	114	3.7
Selling, general and administrative expense	5,502	53.2	3,459	41.9	2,043	59.1
Research and development	586	5.7	576	7.0	10	1.7
Interest and other income	1,107	10.7	89	1.1	1,018	NM
Interest expense	(2,254)	(21.8)	(100)	(1.2)	2,154	NM

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(4,019)	(38.8)%	$(944)	(11.4)%	$3,075	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Animal Applications segment’s revenue increased approximately $2.1 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase was principally due to an increase in microchip sales of approximately $2.6 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. This increase was partially offset by a decrease of electronic identification and visual product sales to livestock customers of approximately $0.4 million as a result of increased competition.
Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit increased approximately $0.1 million, in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The gross profit margin decreased to 31.1% in the three-months ended September 30, 2007 compared to 37.6% in the three-months ended September 30, 2006. We attribute the increase in gross profit to increased sales in the current period as well as the decrease in gross profit margin primarily due to a decrease in the average selling price for companion pet product sold in the U.S., higher freight costs for air shipments and increased depreciation expense on new machinery.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $2.0 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in selling, general and administrative expense relates primarily to merger expenses of approximately $0.6 million, severance expenses for Digital Angel’s former CEO of approximately $0.8 million, higher compensation expense related to an increase in compensation expense for additional personnel, as well as to approximately $0.1 million in expenses associated with Digital Angel’s executive search for a new CEO. Selling, general and administrative expense as a percentage of revenue increased to 53.2% from 41.9% in the same respective periods. For consistency in presentation, Digital Angel’s corporate and administrative expenses have been allocated to our Animal Applications segment.
Interest and Other Income - Our Animal Applications segment’s interest and other income increased approximately $1.0 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in interest and other income relates primarily to the settlement of a lawsuit during the three-months ended September 30, 2007 that we initiated to protect certain of our intellectual property.
Interest Expense - Our Animal Applications segment’s interest expense increased approximately $2.2 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in interest expense relates primarily to interest payments on higher debt balances, discount amortization and deferred debt cost amortization and the write off of $1.5 million of deferred financing and debt discount costs associated with the early payoff of Digital Angel’s 10.25% debenture and Greater Bay Facility debt.

Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

	Nine-Months		Nine-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$31,635	100.0%	$27,348	97.2%	$4,287	15.7%
Service	—	—	589	2.1	(589)	(100.0)
Intercompany — product	—	—	194	2.4	(194)	(100.0)

Total revenue	31,635	100.0	28,131	100.0	3,504	12.5

Gross Profit:
Product (1)	10,003	31.6	9,855	35.8	148	1.5
Service (2)	—	—	589	100.0	(589)	(100.0)
Intercompany — product	—	—	115	0.4	(115)	(100.0)

Total gross profit	10,003	31.6	10,559	37.5	(556)	(5.3)
Selling, general and administrative expense	14,924	47.2	10,905	38.8	4,019	36.9
Research and development	1,864	5.9	2,097	7.5	(233)	(11.1)
Interest and other income	1,511	4.8	306	1.1	1,205	NM (3)
Interest expense	(3,175)	(10.0)	(282)	(1.0)	2,893	NM (3)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(8,449)	(26.7)%	$(2,419)	(8.6)%	$6,030	NM (3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Animal Applications segment’s revenue increased approximately $3.5 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The increase was principally due to an increase in microchip sales of approximately $5.6 million to Schering-Plough, Digital Angel’s exclusive distributor in the U.S. of our companion pet, implantable microchips. Partially offsetting the increase was a decrease of electronic identification and visual product sales to livestock customers of $1.3 million. The decrease in e-tag sales in the U.S. is primarily due to the U.S. Department of Agriculture’s decision to continue the national identification system as voluntary. We also experienced a decrease in sales to fish and wildlife customers of $0.5 million, due to decreased service revenue, and a decrease in sales to VeriChip of $0.2 million.
Gross Profit and Gross Profit Margin - Our Animal Applications segment’s gross profit decreased approximately $0.6 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The gross margin was 31.6% in the nine-months ended September 30, 2007 compared to 37.5% in the nine-months ended September 30, 2006. We attribute the decrease in gross profit and gross profit margin in the nine-months ended September 30, 2007 to a decrease in high margin engineering service revenue, a decrease in the average sales price for companion pet products in the U.S., higher material and freight costs associated with fulfilling demand for companion pet products in the U.S., warranty costs for e-tags shipped to Canada, and increased overhead costs related to the startup of molding operations in our St. Paul facility, which we have begun to offset by a decrease in the visual product material cost.

Selling, General and Administrative Expense - Our Animal Applications segment’s selling, general and administrative expense increased approximately $4.0 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. This was attributable to an increase of $1.0 million in legal expenses related to the maintenance and protection of our intellectual property, an increase of $0.3 million related to consulting services, severance expenses to Digital Angel’s former CEO of approximately $0.8 million, approximately $0.8 million of merger expenses associated with the planned merger between us and Digital Angel, approximately $0.1 million related to the executive search for a new CEO of Digital Angel and an increase related to compensation expense for the addition of new personnel. Selling, general and administrative expense as a percentage of revenue increased to 47.2% from 38.8% in the same respective periods as a result of the increase in expenses. During the three-months ended September 30, 2007, Digital Angel reached a settlement in the lawsuit that it initiated to protect certain intellectual property and as a result, we expect that our legal expenses in this segment will decrease going forward. For consistency in presentation, Digital Angel’s corporate and administrative expenses have been allocated to our Animal Applications segment.
Research and Development - Our Animal Applications segment’s research and development expense decreased approximately $0.2 million in the nine-months ended September 30, 2007, compared to the nine-months ended September 30, 2006, and as a percentage of revenue, research and development decreased to 5.9% from 7.5%. The decrease is primarily due to the completion of a large scale RFID antenna project in 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Interest and Other Income - Our Animal Applications segment’s interest and other income increased approximately $1.2 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in interest and other income relates primarily to the settlement of a lawsuit during the nine-months ended September 30, 2007 that we initiated to protect certain of our intellectual property.
Interest Expense - Our Animal Applications segment’s interest expense increased approximately $2.9 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The increase in interest expense relates primarily to interest payments on higher debt balances, discount amortization and deferred debt cost amortization and the write off of $1.5 million of deferred financing and debt discount costs associated with the early payoff of Digital Angel’s 10.25% debenture and Greater Bay Facility debt.

GPS and Radio Communications Segment
Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$9,989	100.0%	$4,146	100.0%	$5,843	NM	(3)
Service	—	—	—	—	—	—

Total revenue	9,989	100.0	4,146	100.0	5,843	NM	(3)

Gross Profit:
Product (1)	5,024	50.3	2,148	51.8	2,876	NM	(3)
Service (2)	—	—	—	—	—	—

Total gross profit	5,024	50.3	2,148	51.8	2,876	NM	(3)
Selling, general and administrative expense	3,575	35.8	2,174	52.4	1,401	64.4%
Research and development	245	2.5	190	4.6	55	28.9
Interest and other income	—	—	2	—	(2)	(100.0)
Interest expense	(41)	(0.4)	(17)	(0.4)	24	NM	(3)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$1,163	11.6%	$(231)	(5.6)	$1,394	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our GPS and Radio Communication segment’s revenue increased approximately $5.8 million, in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in revenue was principally due to an increase in sales of SARBETM products of $0.8 million, an increase in sales of alarm products of $0.2 million and the inclusion of $4.4 million of sales from our McMurdo division that was acquired on April 5, 2007. We believe that McMurdo will provide us with more predictable revenue in our search and rescue beacon business going forward.
Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $2.9 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. Of this increase, $1.9 million is attributable to McMurdo, which was acquired in April 2007, with the remaining increase due to increase SARBETM and alarm products sales. The gross profit margin was 50.3% in the three-months ended September 30, 2007 as compared to 51.8% in the three-months ended September 30, 2006. The decrease in gross profit margin relates primarily to the addition of the McMurdo operations as currently, we earn lower margins at our McMurdo division than we do at our existing business lines. Excluding McMurdo, Signature’s gross profit margin increased due to the increase in sales and favorable product mix.

Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $1.4 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase in selling, general and administrative expense relates primarily to compensation expense due to the addition of McMurdo which had expenses of $0.8 million in the third quarter. The remaining $0.6 million is due to an increase in bonus accruals and commission expense relating to the increased sales. As a percentage of revenue, selling, general and administrative expense decreased to 35.8% in the three-months ended September 30, 2007 from 52.4% in the three-months ended September 30, 2006. The decrease in selling, general and administrative expense as a percentage of revenue resulted primarily from the increase in revenue and lower selling, general and administrative expense as a percentage of revenue at McMurdo.
Research and Development - Our GPS and Radio Communications segment’s research and development expenses remained relatively consistent in the three-months ended September 30, 2007 as compared to the three-months ended September 30, 2006. The expense includes an increase of $0.2 million of additional McMurdo research and development expense, and decreased expense of $0.2 million at Signature. This decrease is due to the substantial completion of the development of a new search and rescue beacon for the U.S. Air Force. The development of the new pilot location beacon was our first contract with a branch of the U.S. Military, as previous sales of our location beacons have been to foreign governments. Revenue from the contract, totaling approximately $0.9 million, is expected to be earned in the three-months ended December 31, 2007.
Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

	Nine-Months		Nine-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$23,531	100.0%	$12,016	100.0%	$11,515	95.8%
Service	—	—	—	—	—	—

Total revenue	23,531	100.0	12,016	100.0	11,515	95.8

Gross Profit:
Product (1)	11,558	49.1	6,163	51.3	5,395	87.5
Service (2)	—	—	—	—	—	—

Total gross profit	11,558	49.1	6,163	51.3	5,395	87.5
Selling, general and administrative expense	9,430	40.1	6,360	52.9	3,070	48.3
Research and development	1,770	7.5	190	1.6	1,580	NM	(3)
Interest and other income	—	—	4	—	(4)	(100.0)
Interest expense	(118)	(0.5)	(41)	(0.3)	77	NM	(3)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$240	1.0%	$(424)	(3.5)%	$664	NM	(3)

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue — Our GPS and Radio Communication segment’s revenue increased approximately $11.5 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The increase in revenue was primarily due to an increase in sales of SARBETM product’s of $1.6 million, an increase in sales of alarm products of $0.7 million, an increase in Radio Hire division sales of $0.7 million and the inclusion of $8.2 million of sales from our McMurdo division, which was acquired on April 5, 2007.

Gross Profit and Gross Profit Margin - Our GPS and Radio Communications segment’s gross profit increased approximately $5.4 million in the nine-months ended September 30, 2007 as compared to the nine-months ended September 30, 2006. The increase in gross profit relates to the previously mentioned increase in sales from our existing businesses and the inclusion of approximately $3.5 million of gross profit from McMurdo. The gross profit margin decreased to 49.1% in the nine-months ended September 30, 2007 compared to 51.3% in the nine-months ended September 30, 2006. The decrease primarily relates to the inclusion of McMurdo as currently we earn lower margins at our McMurdo division than we do for our existing business lines. Excluding McMurdo, Signature’s gross profit margin increased slightly due to the increased sales and favorable product mix.
Selling, General and Administrative Expense - Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $3.2 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. Excluding the $1.6 million of expenses related to McMurdo, the remaining increase is due primarily to an increase in exhibition and advertising expenses, increased overseas travel related to SARBETM sales, increased bonus and commission expense, as well as an increase in compensation expense associated with the addition of new personnel and general salary increases. As a percentage of revenue, selling, general and administrative expense decreased to 40.1% in the nine-months ended September 30, 2007 from 52.9% in the nine-months ended September 30, 2006. The decrease in selling, general and administrative expense as a percentage of revenue resulted primarily from the increase in sales and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.
Research and Development - Our GPS and Radio Communications segment’s research and development increased approximately $1.6 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. This increase was driven by the addition of $1.1 million of development costs for the development of a new search and rescue beacon. The development of the new pilot location beacon is more fully discussed in the comparison of our GPS and Radio Communications segment’s results of operations for the three-months ended September 30, 2007. In addition, we incurred approximately $0.5 million in research and development expense related to the acquisition of McMurdo, which was acquired on April 5, 2007.

Advanced Technology Segment
Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

	Three-Months		Three-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$446	23.2%	$794	46.0%	$(348)	(43.8)%
Service	1,474	76.8	932	54.0	542	58.2

Total revenue	1,920	100.0	1,726	100.0	194	11.2

Gross Profit:
Product (1)	446	100.0	794	100.0	(348)	(43.8)
Service (2)	812	55.1	498	53.4	314	63.1

Total gross profit	1,258	65.5	1,292	74.9	(34)	(2.6)
Selling, general and administrative expense	311	16.2	414	24.0	(103)	(24.9)
Interest and other income	157	8.2	59	3.4	98	NM
Interest expense	(1)	(0.1)	—	—	(1)	NM

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$1,103	57.4%	$937	54.3%	$166	17.7%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Advanced Technology segment’s revenue increased approximately $0.2 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006 primarily as a result of an increase in billings for services.
Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s gross profit on product sales decreased approximately $0.4 million during the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. This decrease was partially offset by an increase in gross profit on service revenue. The decrease in product gross profit was due to a change, during the fourth quarter of 2006, in the estimated time period to complete the delivery of a software system to our Advance Technology segment’s major customer. The increase in gross profit on service revenue was due to additional billings during the three-months ended September 30, 2007. The gross profit margin for our Advanced Technology segment was 65.5% in the three-months ended September 30, 2007 compared to 74.7% in the three-months ended September 30, 2006. The decrease in the gross profit margin resulted from the change in mix to more service revenue than product revenue during the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006.
Selling General and Administrative Expense - Our Advanced Technology segment’s selling, general and administrative expense decreased approximately $0.1 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. As a percentage of revenue our Advanced Technology segment’s revenue, selling general and administrative expense was 16.2% and 24.0% in the three-months ended September 30, 2007 and 2006, respectively.
Interest and Other Income - Our Advanced Technology segment’s interest and other income for the three-months ended September 30, 2007 increased approximately $0.1 million compared to the three-months ended September 30, 2006. The increase in interest and other income related primarily to an increase in intercompany interest income.

Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

	Nine-Months		Nine-Months
	Ended		Ended
	September 30,	% Of	September 30,	% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$977	17.8%	$794	17.9%	$183	23.0%
Service	4,515	82.2	3,650	82.1	865	23.7

Total revenue	5,492	100.0	4,444	100.0	1,048	23.6

Gross Profit:
Product (1)	977	100.0	794	100.0	183	23.0
Service (2)	2,816	62.4	2,489	68.2	327	13.1

Total gross profit	3,793	69.1	3,283	73.9	510	15.5
Selling, general and administrative expense	1,058	19.3	1,073	24.1	(15)	(1.4)
Interest and other income	1,212	22.1	91	2.0	1,121	NM
Interest expense	—	—	(2)	—	2	NM

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$3,947	71.9%	$2,299	51.7%	$1,648	71.7%

(1)	The percentage of revenue is calculated as a percentage of product revenue.

(2)	The percentage of revenue is calculated as a percentage of service revenue.

(3)	NM = Not meaningful.
Revenue - Our Advanced Technology segment’s service relationship management software revenue increased approximately $1.0 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006, primarily as a result of an increase in billings for services.
Gross Profit and Gross Profit Margin - Our Advanced Technology segment’s service relationship management software gross profit on product and service increased approximately $0.5 million in the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 as a result of the increase in revenue. The gross profit margin for our Advanced Technology segment was 69.1% in the nine-months ended September 30, 2007 compared to 73.9% in the nine-months ended September 30, 2006. The decrease in gross profit margin is primarily related to lower margins earned on service revenue.
Interest and Other Income - Our Advanced Technology segment’s interest and other income for the nine-months ended September 30, 2007 increased approximately $1.1 million compared to the nine-months ended September 30, 2006. The increase in interest and other income related primarily to the settlement of a lawsuit during the nine-months ended September 30, 2007. The settlement amount was approximately $0.9 million less than the amount that we had previously reserved.

“Corporate/Eliminations”
Three-Months Ended September 30, 2007 Compared to the Three-Months Ended September 30, 2006

	Three-Months	Three-Months
	Ended	Ended
	September 30,	September 30,	Change
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$—	$(21)	$21	NM	%

Total	—	(21)	21	NM

Gross Profit:
Elimination of intercompany product gross profit	—	(10)	10	NM

Total	—	(10)	10	NM
Selling, general and administrative expense	1,626	1,283	343	26.7
Gain on sale of asset	691	—	691	NM
Interest and other (expense) income	(2,185)	90	(2,275)	NM
Interest expense	(13)	(855)	(842)	98.5

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(3,113)	$(2,058)	$1,055	(51.3)%

(1)	NM = Not meaningful.
Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense increased approximately $0.3 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase was principally due to legal expenses related to a lawsuit that we settled in the three-months ended September 30, 2007.
Gain on Sale of Asset - Corporate/Elimination’s gain on sale of asset resulted from our giving 200,000 shares of the VeriChip common stock that we owned to our lender under the terms of a loan agreement dated August 31, 2007. The gain represents the difference between the fair market value and the book value of the 200,000 shares.
Interest and Other (Expense) Income — Corporate/Elimination’s interest and other (expense) income increased approximately $2.3 million in the three-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase was primarily as a result of the cost of settlement of a lawsuit during the three-months ended September 30, 2007.
Interest Expense - Corporate/Elimination’s interest expense decreased approximately $0.8 million during the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The decrease in interest expense is due to lower average borrowings and an increase in intercompany borrowings.

Nine-Months Ended September 30, 2007 Compared to the Nine-Months Ended September 30, 2006

	Nine-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,	Change
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$—	$(194)	$194	NM	%

Total	—	(194)	194	NM

Gross Profit:
Elimination of intercompany product gross profit	—	(115)	115	NM

Total	—	(115)	115	NM
Selling, general and administrative expense	4,420	4,186	234	NM
Gain on sale of assets	691	—	691	NM
Interest and other (expense) income	(1,553)	358	1,911	NM
Interest expense	(476)	(1,582)	(1,106)	NM

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(5,758)	$(5,525)	$(233)	NM	%

(1)	NM = Not meaningful.
Selling, General and Administrative Expense - Corporate/Elimination’s selling, general and administrative expense increased approximately $0.2 million in the three-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The increase was principally due to legal expenses related to a lawsuit that we settled in the nine-months ended September 30, 2007.
Gain on Sale of Asset - Corporate/Elimination’s gain on sale of asset resulted from our giving 200,000 shares of the VeriChip common stock that we owned to our lender under the terms of a loan agreement dated August 31, 2007. The gain represents the difference between the fair market value and the book value of the 200,000 shares.
Interest and Other (Expense) Income - Corporate/Elimination’s interest and other (expense) income increased approximately $1.9 million in the nine-months ended September 30, 2007 compared to the three-months ended September 30, 2006. The increase was primarily the result of the cost of settlement of a lawsuit during the 2007 period.
Interest Expense - Corporate/Elimination’s interest expense decreased approximately $1.1 million during the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006. The decrease in interest expense is due to a lower average borrowings and an increase in intercompany borrowings.
Income Taxes
We have recorded certain state and foreign income taxes (benefits) during the three and nine-months ended September 30, 2007 and 2006. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three and nine-months ended September 30, 2007 and 2006.

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
During the three-months ended September 30, 2007 and 2006, we recorded a loss of $1.1 million and nil, respectively, on the issuances of common stock by Digital Angel and VeriChip. During the nine-months ended September 30, 2007 and 2006, we recorded a gain of $3.6 million and $0.3 million, respectively, on the issuances of common stock by Digital Angel and VeriChip. The net gains (losses) resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and Digital Angel and the net proceeds from the issuances of the stock.
During the three-months ended September 30, 2007, in connection with the IC Note between us and Digital Angel, which is more fully discussed in Note 5 to our unaudited condensed consolidated financial statements, Digital Angel issued approximately 0.9 million shares of its common stock to us. In addition, Digital Angel issued 0.3 million shares of its common stock to us during the three-months ended June 30, 2006 under the terms a share exchange agreement between Digital Angel and us. The share exchange related to a purchase price payment made by Digital Angel in connection with its acquisition of its subsidiary, DSD. Based on the substance of these transactions and the fact that the shares were issued to us in connection with a financing and exchanged in connection with an acquisition, the shares did not result in a gain or loss on issuance.
We recorded a loss of $0.9 million and a gain of $0.2 million during the three-months ended September 30, 2007 and 2006, respectively, and loss of $6. million and $23,000 during the nine-months ended September 30, 2007 and 2006, respectively, attributable to changes in the minority interest ownership of VeriChip and Digital Angel as a result of their capital transactions.
The details of the capital transactions of Digital Angel and VeriChip for the three and nine-months ended September 30, 2007 and 2006 are presented in Note 8 to our unaudited condensed consolidated financial statements.
Net Loss
During the three-months ended September 30, 2007 and 2006, we reported a loss from continuing operations of approximately $7.6 million and $3.0 million, respectively. Included in the loss from continuing operations for the three-months ended September 30, 2007 was approximately $1.1 million of loss attributable to capital transactions of subsidiaries as compared to $0.0 million in the three-months ended September 30, 2006 and a loss of approximately $0.9 million due to changes in minority interest as a result of capital transactions of subsidiaries compared to a gain of $0.2 million in the three-months ended September 30, 2007 and 2006, respectively. Excluding these gains/losses, the loss from continuing operations was $5.6 million and $3.1 million, respectively, for the three-months ended September 30, 2007 and 2006. The increase in the loss for the three-months ended September 30, 2007 compared to September 30, 2006 relates primarily to (i) net litigation settlement expense; (ii) additional interest expense; (iii) merger expenses; (iv), severance expense; and (v) increased stock-based compensation expense’ among other items. Each of these items is more fully discussed above in the context of the appropriate segment.

During the nine-months ended September 30, 2007 and 2006, we reported loss from continuing operations of approximately $15.8 million and $8.1 million, respectively. The increase in the loss for the nine-months ended September 30, 2007 compared to the nine-months ended September 30, 2006 resulted primarily from (i) net litigation settlement expense; (ii) additional interest expense; (iii) merger expenses: (iv) severance expense; (v) increase in research and development related to our locator beacons and RFID healthcare systems; (vi) increase in stock-based compensation expense due primarily to the issuance of stock options; (vii) additional investment in our VeriMed patient identification infrastructure; and (viii) costs associated with defending our implantable microchip patent, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS
As of September 30, 2007, cash and cash equivalents totaled $14.4 million, an increase of $7.3 million, or 102%, from $7.1 million at December 31, 2006.
Operating activities used cash of $11.4 million and $4.6 million during the nine-months ended September 30, 2007 and 2006, respectively. During the nine-months ended September 30, 2007, cash was used primarily to fund losses and for payment of accounts payable, accrued expenses and other liabilities as well as for purchases of inventory. During the nine-months ended September 30, 2006, cash was used primarily to fund losses and to purchase inventory and for payments of other current assets.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $3.0 million, or 18.8%, to $19.0 million at September 30, 2007, from $16.0 million at December 31, 2006. The increase was primarily due to the increase in revenue in the three-months ended September 30, 2007 as compared to the fourth quarter of 2006.

•	Inventories increased 27.0% to $16.5 million at September 30, 2007 from $13.0 million at December 31, 2006. The increase was principally due to inventory associated with the acquisition of McMurdo in April 2007.

•	Accounts payable increased $0.7 million, or 5.4%, to $13.6 million at September 30, 2007 compared to $12.9 million at December 31, 2006. The increase was primarily due to accounts payable associated with McMurdo. McMurdo was acquired in April 2007.

•	Accrued expenses decreased $4.6 million, or 28.6%, to $11.6 million at September 30, 2007 compared to $16.2 million at December 31, 2006. The decrease was primarily a result of the payment of initial public offering costs that were accrued by VeriChip as of December 31, 2006 and paid during the nine-months ended September 30, 2007 and to the settlement of the $3.3 million obligation to our former CEO during the nine-months ended September 30, 2007. Approximately $3.0 million of the settlement was paid in shares of our common stock.
Investing activities used cash of $5.6 million and $3.4 million during the nine-months ended September 30, 2007 and 2006, respectively. During the nine-months ended September 30, 2007, cash was used primarily to purchase approximately $2.0 million of property and equipment, cash of $4.3 million was used for business acquisition, and cash of $0.6 million was used by discontinued operations. During the nine-months ended September 30, 2006, cash of $1.0 million was used for business acquisitions, net of cash acquired, cash of approximately $2.6 million was used to purchase property and equipment and cash of $0.3 million was used by discontinued operations.

Financing activities provided cash of $24.2 million and $1.4 million during the nine-months ended September 30, 2007 and 2006, respectively. During the nine-months ended September 30, 2007, cash of approximately $18.3 million was provided by VeriChip’s initial public offering, cash of $13.0 million was provided by long-term debt, offset by $8.3 million used for payments on long term debt and $5.1 million was provided by net borrowings on notes payable. During the nine-months ended September 30, 2006, $16.6 million was provided by borrowings, offset by $14.1 million used for payment of long term debt.
Laurus Master Fund, Ltd. Financing
On August 24, 2006, we closed a $13.5 million non-convertible debt financing transaction with Laurus pursuant to the terms of a Securities Purchase Agreement (the “Laurus Agreement”) dated August 24, 2006, between us and Laurus. On October 31, 2007, we entered into an amendment to the Laurus Agreement, which is more fully described in Note 5 to our unaudited condensed consolidated financial statements.
Under the terms of the Laurus Agreement, as amended on October 31, 2007, Laurus extended financing to us in the form of the 2006 Note. The 2006 Note accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of February 1, 2010. We are obligated to make monthly principal payments of $200,000 from November 1, 2007 to August 1, 2008 and $250,000 beginning on September 1, 2008 to the maturity date. The terms of the 2006 Note allow for optional redemption without a prepayment penalty. The 2006 Note also provides for certain events of default, including (i) failure to pay principal and interest when due; (ii) a violation of a covenant; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note, among others. The covenants in the Laurus Agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, creating new indebtedness not specifically allowed under the terms of the Laurus Agreement, among others. In the event of default, Laurus is entitled to additional interest on the outstanding principal balance of the 2006 Note and on all outstanding obligations under the 2006 Note and the related agreements entered into in conjunction with the 2006 Note in an amount equal to 1% per month.
To secure our obligations under the Laurus Agreement, we have granted Laurus a first priority security interest in substantially all of our assets, and we have pledged all of the issued and outstanding capital stock owned by us in InfoTech and Digital Angel and certain of our other wholly-owned subsidiaries and 65% and of the outstanding stock that we own in VeriChip.
$6.0 million Revolving Asset-Based Financing With Kallina
On August 31, 2007, Digital Angel and the Eligible Subsidiaries entered into a $6.0 million revolving asset-based financing transaction with Kallina pursuant to the terms of a Security Agreement and a Revolving Facility. At September 30, 2007, approximately $4.3 million was outstanding under the Revolving Facility and approximately $0.7 million was available for borrowing. The terms of the Revolving Facility are more fully described in Note 5 to our condensed consolidated financial statements.

$7.0 Million Non-Convertible Term Note and Intercompany Note
Concurrently with the closing of the Revolving Facility, we entered into the 2007 Note with Kallina pursuant to the terms of a Securities Purchase Agreement between us and Kallina. Digital Angel and its Eligible Subsidiaries have guaranteed our obligations under the 2007 Note and we have guaranteed the obligations of Digital Angel and its Eligible Subsidiaries under the Revolving Facility. The Revolving Facility is discussed above and the 2007 Note is discussed in Note 5 to our condensed consolidated financial statements.
Effective August 31, 2007, Digital Angel entered into the IC Note with us. The terms of the IC Note and the transactions entered into in connection therewith are more fully described in Note 5 to our condensed consolidated financial statements.
Royal Bank of Canada Credit Agreement
VeriChip’s subsidiary, VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately USD $1.5 million based on the exchange rate as of September 30, 2007, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement of VHI, or CDN $3.8 million at September 30, 2007. At September 30, 2007, approximately $1.1 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and are guaranteed by VHI’s subsidiary in the amount of CDN $2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets.
Loan Agreement with VeriChip
We have funded and financed VeriChip’s operations since it began operation in January 2002, which resulted in an amount due to us by VeriChip totaling approximately $8.6 million (which included $0.4 million of accrued interest) at December 31, 2005. On December 27, 2005, we and VeriChip converted the amounts due, including accrued interest, into an $8.5 million revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note. On October 6, 2006, January 19, 2007, February 8, 2007 and again on February 13, 2007, we and VeriChip entered into amendments to the loan documents. The terms of the loan documents are more fully discussed in Note 14 to our condensed consolidated financial statements.

Invoice Discounting Agreement
Signature entered into an Invoice Discounting Agreement with The Royal Bank of Scotland Commercial Services Limited, or RBS, on April 9, 2003, as amended (the “Invoice Discounting Agreement”), which provides for Signature to sell with full title guarantee most of its receivables, as defined in the Invoice Discounting Agreement. Under the Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.0 million (approximately $4.1 million at September 30, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables that remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the Invoice Discounting Agreement (5.3% at September 30, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $28,000 and $78,000 are included in interest expense for the three and nine-months ended September 30, 2007, respectively. As of September 30, 2007, $1.8 million of receivables were factored under the Invoice Discounting Agreement.
Line of Credit - DSD
DSD and its wholly-owned subsidiary, Daploma International A/S, or Daploma, are party to a credit agreement with Danske Bank. On June 1, 2006, DSD and Daploma International A/S amended the borrowing availability from DKK 12 million (approximately $2.3 million at September 30, 2007) to DKK 18 million (approximately $3.4 million at September 30, 2007). In connection with the amendment, Digital Angel executed a Letter of Support which confirms that Digital Angel will maintain their holding of 100% of the share capital of Daploma, and that Digital Angel shall neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce its influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At September 30, 2007, the annual interest rate on the facility was 6.6%. Borrowing availability under the credit facility considers guarantees outstanding. At September 30, 2007, the borrowing availability on the credit agreement was DKK 0.3 million (approximately $58,000 at September 30, 2007). The credit agreement will remain effective until further notice. DSD can terminate the credit agreement and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Note Payable-DSD
As of September 30, 2007, DSD is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($57,000 at September 30, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.5% at September 30, 2007.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.

Financial Condition
As of September 30, 2007, our consolidated cash and cash equivalents totaled $14.4 million. VeriChip had a cash balance of $9.7 million, Digital Angel had a cash balance of $1.5 million and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of approximately $3.2 million.
We believe that we will generate sufficient funds from operations and through financing activities to operate our business over the next twelve months, and, if necessary, we intend to provide funds to Digital Angel during that time period. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:
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
Debt Compliance
On June 30, 2004, InfoTech entered into a credit facility with Wells Fargo Business Credit, Inc., or Wells Fargo, as amended from time to time, providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2008, and automatically renews for successive one-year periods unless terminated by either party. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility; (ii) the $0.6 million letter of credit agreement outstanding under a credit facility which secures InfoTech’s obligations to IBM Credit LLC under a wholesale financing agreement; and (iii) the $0.2 million letter of credit agreement, which secures InfoTech’s borrowing under an invoicing credit facility with one of its vendors. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable; plus (ii) the amount of available funds on deposit at Wells Fargo; and minus (iii) certain specified reserves. As of September 30, 2007, the borrowing base was approximately $0.4 million, the letters of credit were approximately $0.8 million and $2,000 was outstanding under the credit facility. The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. On November 8, 2007, InfoTech notified Well Fargo that as of September 30, 2007 it was not in compliance with certain financial covenants under the credit agreement. InfoTech is seeking to obtain a waiver of its non-compliance. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech.
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

During the remainder of 2007, and during 2008, we expect to reverse certain liabilities in amounts up to approximately $5.9 million related to businesses that we sold or closed during 2001 and 2002. Approximately $5.2 million of these liabilities related to our discontinued operations. These liabilities have not been guaranteed by us and we do not intend to repay these liabilities. The reversal of these liabilities will have a favorable impact on our financial condition and results of operation.
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
In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company will prospectively adopt EITF 07-3 on January 1, 2008. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS
This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:
•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™ and Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to maintain compliance with the covenants under our credit facilities;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	borrowings under VeriChip’s and DSD’s existing bank facilities are payable on demand and the facilities could be terminated at any time without notice;

•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•	the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, asset/staff location and identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our reliance on a single source supplier for our implantable microchip;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed and Evitrace systems will develop and whether we will be able to generate more than a nominal level of revenue from the sale of these systems;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	the negative impact of the expiration of patents in 2008 and 2009 relating to our implantable microchip technology;

•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	conflict of interest risks related to our continued affiliation with our majority-owned subsidiaries;

•	our ability to comply with the obligations in our various registration rights agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls; and

•	all statements referring to the future or future events.

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
The information in this Form 10-Q is as of September 30, 2007, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
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
We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of September 30, 2007, our debt consisted of the following:
•	the 2006 Note with Laurus, which has a fixed interest rate;

•	the 2007 Note with Kallina that accrues interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus 3.0% (but such rate shall not at any time be less than 11.0%);

•	VeriChip’s borrowings under its credit agreement with the RBC bearing interest at the Bank of Canada prime plus 1%;

•	Digital Angel’s borrowings under Danish credit facilities bearing interest at prime plus 2%;

•	Digital Angel’s borrowings under the Revolving Facility with Kallina that accrues interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0% (but such rate shall not at any time be less than 10.0%);

•	an equipment loan bearing variable interest rates ranging from 6.00% to 8.14%; and

•	a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt portfolio (the fair value of our debt with variable interest rates reflects its carrying value):

	Carrying Value at September 30, 2007
	(dollars in thousands)
Total notes payable and long-term debt	$31,436
Notes payable bearing interest at fixed interest rates	$14,432
Weighted-average interest rate during the nine-months ended September 30, 2007	22.1	%(1)

(1)	Includes approximately $1.5 million of debt discount and debt issue costs associated with the repayment of Digital Angel’s debentures and the Greater Bay Facility effective August 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 240.15d — 15(e)) as of the end of the quarterly period ended September 30, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations and cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates. During the third quarter of 2007, we and Digital Angel entered into agreements for the settlement of legal proceedings. See Note 15 to our unaudited condensed consolidated financial statements, which is incorporated herein by reference, for a description of certain of these proceedings.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results. The information presented below is a discussion of the material changes and updates to these risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.
If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Capital Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “ADSX.” If we fail to meet any of the continued listing standards of the Nasdaq Capital Market, our common stock could be delisted from the Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:
•	a $1.00 minimum closing bid price;

•	shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.
On November 8, 2007, and for the eleven consecutive trading days before November 8, 2007, our common stock was below $1.00. For continued listing of our common stock on the Nasdaq, Nasdaq Marketplace Rule 4310(c)(4) requires that the minimum bid price of a share of our common stock be at least $1.00. If the closing bid price of our common stock does not increase to $1.00 and remain at $1.00 or more for 30 consecutive business days, the Nasdaq will promptly notify us and we will have a period of 180 calendar days from such notification to achieve compliance. To regain compliance, the closing bid price of our common stock would have to remain at $1.00 or more for a minimum of ten consecutive trading days. If we do not regain compliance during this first 180-day period, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria set out in Marketplace Rule 4310(c), except for the minimum bid price requirement. If at that time we meet the initial listing criteria (currently we do meet the initial listing criteria, except for the minimum bid price requirement), we will be eligible for an additional 180-day cure period. If we are not eligible for the additional cure period, Nasdaq will provide us with written notification that our common stock will be delisted. In such case, we will have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel. The 180-day cure period described above relates exclusively to our minimum bid price deficiency. We may be delisted during the 180-day period for failure to maintain compliance with any other continued listing requirements that occur during this period. Even if we are successful in curing a non-compliance, Nasdaq may seek to delist us for our failure to meet enumerated conditions for continued listing.
If our common stock is delisted from the Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.
Our stock prices and business may be adversely affected if the Merger is not completed.
If the Merger is not completed, the market price of our common stock may decline. If the Merger is not completed, we will still be required to pay significant costs incurred in connection with the Merger, including legal, accounting, and financial advisory fees. Additionally, if the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As part of the consideration for the IC Note, the terms of which are more fully described in Note 5 to our condensed consolidated financial statements, Digital Angel issued us 856,886 shares of its common stock and agreed to pay us a structuring fee of $100,000, which Digital Angel paid by issuing to us 64,516 shares of its common stock. Thus, the total number of shares of Digital Angel common stock received in connection with the IC Note was 921,402. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.
The following table provides information regarding repurchases made by VeriChip of its common stock under a stock repurchase program:
ISSUER PURCHASES OF EQUITY SECURITIES(1)

			(c) Total Number of	(d) Approximate Dollar
		(b) Average	Shares (or Units)	Value of Shares (or
	(a) Total Number	Price Paid per	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Share (or	Publicly Announced	Purchased Under the
Period	Units) Purchased(2)	Unit)(3)	Plans or Programs	Plans or Programs
9/20/2007 - 9/30/2007	18,000	$4.38	18,000	$1,420,000
10/1/2007 - 10/31/2007	163,199	$4.18	163,199	$740,000

Total	181,199	$4.20	181,199	$740,000

(1)	VeriChip’s stock repurchase program was announced on September 20, 2007. VeriChip’s board of directors unanimously authorized the repurchase of up to $1.5 million of VeriChip common stock over a four month period.

(2)	All shares were purchased through VeriChip’s publicly announced stock repurchase plan. The purchases were made in open market transactions.

(3)	The average price paid per share includes commissions paid to effect the transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On September 28, 2007, we and Hark M. Vasa and his family partnerships, the majority shareholder of PDSC’s predecessor at the time that we acquired that company, entered into a memorandum of settlement related to a complaint that had been filed against us on or about January 21, 2004. On November 8, 2007, the parties entered into a settlement Agreement and General Release. The terms of the settlement are more fully discussed in Note 15 to our condensed consolidated financial statements.

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

Applied Digital Solutions, Inc. (Registrant)
Dated: November 9, 2007	By:	/s/ lorraine m. breece
Lorraine M. Breece
Senior Vice President and Acting Chief Financial Officer

EXHIBITS

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization by and among Applied Digital Solutions, Inc., Digital Angel Corporation and Digital Angel Acquisition Corp., dated August 8, 2007 (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on August 9, 2007)

3.1	Certificate of Incorporation of Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on April 25, 2007)

3.2	Bylaws of Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the Commission on April 25, 2007)

3.3	Amended and Restated Bylaws of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

10.1*	Settlement Agreement and General Release among Applied Digital Solutions, Inc., Pacific Decision Sciences Corporation and Hark M. Vasa and his family partnerships, dated September 28, 2007

10.2	Consulting Agreement between VeriChip Corporation and Randolph K. Geissler, dated August 8, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

10.3	Letter Agreement between Digital Angel Corporation and Kevin McGrath, dated August 8, 2007 (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

10.4	Amendment No. 6 to Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd., dated August 24, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 30, 2007)

10.5	Omnibus Amendment and Waiver among Applied Digital Solutions, Inc., VeriChip Corporation, Laurus Master Fund, Ltd., Kallina Corporation, PSource Structured Debt Limited, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC, dated October 31, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 6, 2007)

10.6	Warrant Issued to PSource Structured Debt Limited to Purchase Common Stock of Applied Digital Solutions, Inc., dated October 31, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 6, 2007)

10.7	Warrant Issued to Valens Offshore SPV II, Corp. to Purchase Common Stock of Applied Digital Solutions, Inc., dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 6, 2007)

10.8	Warrant Issued to Valens U.S. SPV I, LLC to Purchase Common Stock of Applied Digital Solutions, Inc., dated October 31, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 6, 2007)

10.9	Securities Purchase Agreement between Applied Digital Solutions, Inc. and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.10	Secured Term Note between Applied Digital Solutions, Inc. and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

Exhibit
No.	Description

10.11	Master Security Agreement between Applied Digital Solutions, Inc. and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.12	Stock Pledge Agreement among Applied Digital Solutions, Inc., Kallina Corporation, Computer Equity Corporation, Digital Angel Corporation and Digital Angel Technology Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.13	Intellectual Property Security Agreement between Applied Digital Solutions, Inc. and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.14	Intercreditor Agreement among Applied Digital Solutions, Inc., Kallina Corporation, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, and Valens Offshore SPV II, Corp., dated August 31, 2007 (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.15	Guaranty by Applied Digital Solutions, Inc. in favor of Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.16	Amendment and Partial Assignment of Loans, Liens and Documents among Kallina Corporation, Valens U.S. SPV I, LLC, and certain other parties named therein, dated August 31, 2007 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.17	Amendment and Partial Assignment of Loans, Liens and Documents among Kallina Corporation, Valens Offshore SPV II, Corp., and certain other parties named therein, dated August 31, 2007 (incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.18	Amendment to Warrant among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., and Valens U.S. SPV I, LLC, dated August 31, 2007 (incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.19	Intellectual Property Security Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 31, 2007 (incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.20	Registration Rights Agreement between Kallina Corporation and VeriChip Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.21	Secured Term Note among Applied Digital Solutions, Inc., Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International, dated August 31, 2007 (incorporated by reference to Exhibit 10.13 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.22	Digital Angel Corporation Security Agreement among Applied Digital Solutions, Inc., Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International, dated August 31, 2007 (incorporated by reference to Exhibit 10.14 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.23	Subordination Agreement among Applied Digital Solutions, Inc., Kallina Corporation, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC, dated August 31, 2007 (incorporated by reference to Exhibit 10.15 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.24	Secured Revolving Note among Digital Angel Corporation, certain of Digital Angel Corporation’s subsidiaries and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.16 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

Exhibit
No.	Description

10.25	Security Agreement among Digital Angel Corporation, certain of Digital Angel Corporation’s subsidiaries and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.17 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.26	Stock Pledge Agreement among Digital Angel Corporation, Digital Angel Technology Corporation and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.18 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.27	Intellectual Property Security Agreement among Digital Angel Corporation, certain of Digital Angel Corporation’s subsidiaries and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.28	Registration Rights Agreement between Digital Angel Corporation and Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.20 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.29	Common Stock Purchase Warrant issued to Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

10.30	Subsidiary Guaranty by Digital Angel Corporation and certain of Digital Angel Corporation’s subsidiaries in favor of Kallina Corporation, dated August 31, 2007 (incorporated by reference to Exhibit 10.22 to the registrant’s Form 8-K filed with the Commission on November 7, 2007)

31.1	Certification by Michael K. Krawitz, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* - Filed herewith