Form 10-K
period 2007-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2008-03-17
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26020
APPLIED DIGITAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1690 South Congress Avenue, Suite 201
Delray Beach, Florida, 33445
(Address of principal executive offices, including zip code)
(561) 276-0477
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $68,377,755, computed by reference to the price at which the stock was last sold on that date of $1.37 per share reported on the National Association of Securities Dealers Automated Quotation System.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 12, 2008
Common Stock, $.01 par value per share	116,386,932 shares
Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on or about June 20, 2008, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

APPLIED DIGITAL SOLUTIONS, INC.

PART 1
ITEM 1. BUSINESS
Unless the context otherwise provides, when we refer to the “Company,” “we,” ” Digital Angel,” or “us,” we are referring to Applied Digital Solutions, Inc., doing business as Digital Angel, and its subsidiaries (either wholly- or majority-owned). When we refer to DAC, we are referring to our now wholly-owned subsidiary, Digital Angel Corporation, which formerly traded on the American Stock Exchange. We acquired the minority owners’ interests in DAC on December 28, 2007, as more fully discussed below.
Overview
We currently engage in the following principal business activities:
•	developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications;

•	developing and marketing global position systems (“GPS”) enabled products used for location tracking and message monitoring of pilots, aircraft and maritime vehicles in remote locations;

•	developing, marketing and selling Radio Frequency Identification (“RFID”) systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications;

•	developing and marketing service relationship management software and services; and

•	selling vibration monitoring systems.
As of December 31, 2007, our continuing business operations consisted of the operations of three wholly-owned subsidiaries, DAC, Pacific Decision Sciences Corporation (“PDSC”) and Thermo Life Energy Corp. (“Thermo Life”), and one majority-owned subsidiary, VeriChip Corporation (“VeriChip”) (NASDAQ: CHIP). On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. As of December 31, 2007, we owned approximately 52.8% of VeriChip’s outstanding common stock. As of March 12, 2008, we owned 49.3%, or less than 50% of VeriChip’s outstanding common stock.
Discontinued Operations
During the three-months ended June 30, 2007, we made a decision to sell our then majority-owned subsidiary, InfoTech USA, Inc. (“InfoTech”), and during the three-months ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity Corporation (“Computer Equity”) and Perimeter Acquisition Corp. (“Perimeter”). In addition, on July 2, 2007, DAC sold its subsidiary, OuterLink Corporation (“OuterLink”). As a result, InfoTech, Computer Equity, Perimeter and OuterLink are now classified as discontinued operations for all periods presented in this Annual Report. As of December 31, 2007 and March 12, 2008, we owned approximately 50.9% and 49.9% of InfoTech, respectively.
Merger Agreement Among DAC, Digital Angel Acquisition Corp. and Us
On August 8, 2007, as amended on December 4, 2007, we and DAC, entered into an Agreement and Plan of Reorganization, or the Merger Agreement, by and among us, DAC and Digital Angel Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, or the Acquisition Subsidiary, pursuant to which the Acquisition Subsidiary was merged with and into DAC, with DAC surviving and becoming a wholly-owned subsidiary of ours, which we refer to as the DA Merger. Our board of directors and DAC’s board of directors each unanimously approved the DA Merger.

At a Special and Annual Meeting of DAC’s stockholders that took place on November 27, 2007, DAC adjourned its Special and Annual Meeting to give stockholders additional time to consider the proposal to approve and adopt the DA Merger Agreement. While the votes cast for this proposal, which included our votes, were overwhelmingly in favor, DAC did not receive the approval of holders of a majority of the outstanding shares of DAC common stock not held by us and our affiliates, as required by the DA Merger Agreement. On December 4, 2007, the DA Merger Agreement was amended to provide that the unaffiliated vote required to approve and adopt the DA Merger Agreement is the affirmative vote of a majority of the votes cast at the Special and Annual Meeting by holders of DAC common stock, other than us and our affiliates, rather than holders of a majority of the outstanding shares not held by us and our affiliates. As a result, to complete the DA Merger, the holders of a majority of the outstanding shares of DAC common stock and the holders of a majority of the votes cast by holders other than us and our affiliates were required to approve and adopt the DA Merger Agreement. Since we owned as of the record date 55.6% of the outstanding shares of common stock of DAC, the first vote requirement, which meets the legal requirements of the state of Delaware, was met. On December 21, 2007, the holders of a majority of the votes cast by holders other than us and our affiliates approved and adopted the DA Merger Agreement, and thus, the second requirement was met.
In addition, at our Special Meeting of Stockholders on November 27, 2007, we adjourned our Special Meeting of Stockholders on the proposal relating to the increase in our number of shares of capital stock, from 130 million shares, of which 125 million shares were common stock, to 170 million shares, of which 165 million shares were to be common stock, to effectuate the DA Merger. While the votes cast were overwhelmingly in favor of this proposal, an insufficient number of shares were voted to approve this proposal and therefore we adjourned the meeting to solicit additional proxies. On December 21, 2007, our stockholders approved the proposal, and we amended our Certificate of Incorporation with the State of Delaware to reflect the increase in the number of shares of our capital stock.
On December 28, 2007, we consummated the DA Merger and each outstanding share of DAC’s common stock not owned by us was exchanged into 1.4 shares of our common stock. The shares of our common stock issued to DAC stockholders in connection with the DA Merger represented represent approximately 28% of the outstanding shares of our common stock immediately following the consummation of the DA Merger. In addition, at the effective time, each of DAC’s stock options and warrants existing on the effective date were converted into 1.4 options and warrants to acquire shares of our common stock.
Segments
During 2006 we operated in six business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, Advanced Technology and InfoTech. Currently, we operate in the following five business segments: Animal Applications, GPS and Radio Communications, Healthcare, Security and Industrial and Advanced Technology. Certain items in the segment information for the 2006 and 2005 periods have been reclassified to conform to the current period presentation.
Our Internet website address is www.digitalangel.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
**************
Effective April 20, 2007, we became a Delaware corporation. Previously, we were operated as a Missouri corporation. Currently, our principal executive offices are located at 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. Prior to the DA Merger, our principal executive offices were located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.
Recent and Other Events
Security Agreements
On February 29, 2008, VeriChip obtained financing in the form of a $8.0 million secured term note (the “VeriChip Note”), with Valens Offshore SPV II, Corp. (the “VeriChip Lender”). The VeriChip Lender is an affiliate of Kallina Corporation (“Kallina”) and Laurus Master Fund, Ltd. (“Laurus”), which are our lenders. In connection with the VeriChip financing, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, under which security provided by VeriChip to us to secure that certain Third Amended and Restated Revolving Line of Credit Note Working Capital dated as of February 8, 2007, from VeriChip in favor of us (the “Revolving Note”) is subordinated in right of payment and priority to the payment in full due to the VeriChip Lender by VeriChip. In addition, DAC entered into a letter agreement with VeriChip, dated February 29, 2008, which provides that, in connection with the Amended and Restated Supply, License, and Development Agreement, dated December 27, 2005, as amended on May 9, 2007 (the “Supply Agreement”), between DAC and VeriChip, the VeriChip Lender is entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by DAC and the right to require DAC to manufacture the Developed Products and supply such Developed Products, provided however, that the VeriChip Lender may not exercise any rights under the Supply Agreement unless an event of default has occurred and is continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complies with the Supply Agreement and all applicable laws.

VeriChip Letter Agreement
VeriChip used part of the proceeds of the financing with the VeriChip Lender to prepay $5.3 million of debt owed to us pursuant to the Revolving Note. In connection with the VeriChip financing, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.3 million to us, (ii) to amend the Revolving Note to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the Revolving Note and related agreements, and (iv) to amend that certain letter agreement between VeriChip and us dated as of December 20, 2007 (the “December 2007 Letter Agreement”), to provide that VeriChip will have until 5:00 p.m. EST on October 30, 2008 to prepay in full the entire Outstanding Principal Amount (as defined in the December 2007 Letter Agreement) to us by paying to us $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the Outstanding Principal Amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, VeriChip will not be required to make any further debt service payments to us until September 1, 2009. VeriChip is also required to register for resale all shares of VeriChip common stock that we own with the Securities and Exchange Commission and all applicable states within 120 days following the prepayment of Outstanding Principal Amount. If prepayment of the Outstanding Principal Amount is not made by October 30, 2008, the letter agreement will expire.
As consideration for providing financing to VeriChip, which in turn enabled VeriChip to make the $5.3 million prepayment us, we issued to the VeriChip Lender 230,000 shares of our common stock, par value $0.01 per share. The value of the shares was based on our stock price on February 28, 2008 and was approximately $0.2 million which will be recorded as interest expense in the first quarter of 2008.
Amendments to Secured Term Notes
We entered into a letter agreement, dated February 29, 2008, which amends the Secured Term Note, dated August 24, 2006 (the “2006 Note”), between us and Laurus, under which we agreed to make a prepayment in the amount of $1,866,376, and as a result, we will not be required to make a payment under the 2006 Note until October 1, 2008 at which time we will make a payment to Laurus of the principal under the 2006 Note of $21,833 and each month thereafter a payment of $273,532 per month. We entered into a similar letter agreement, dated February 29, 2008, which amends the Secured Term Note, dated August 31, 2007 (the “2007 Note”), between us and Kallina, under which we agreed to make a prepayment in the amount of $1,133,624, and as a result, we will not be required to make a payment under the 2007 Note until October 1, 2008, at which time we will make a payment to Kallina of the principal under the 2007 Note of $11,452 and each month thereafter a payment of $143,134 per month.
Amendment of Warrants and Conditional Consent to Asset Sales
We entered into an Amendment of Warrants and Conditional Consent to Asset Sales, dated February 29, 2008, among us and the Lenders pursuant to which the Lenders provided a conditional consent to the sale of the capital stock of certain of our wholly-owned subsidiaries, as is required under the Securities Purchase Agreement, dated August 24, 2006, among us and the Lenders and the Securities Purchase Agreement, dated August 31, 2007, among us and the Lenders. The consent is conditioned on us obtaining the Lenders’ approval of the terms of each proposed sale, that the purchase price be paid in cash, and that no event of default shall have occurred and be continuing under the 2006 Note and the 2007 Note. In addition, all net proceeds in excess of $1,500,000 generated from the sale of the capital stock of certain of the our wholly-owned subsidiaries must be paid to the Lenders. We also agreed to reduce the exercise price applicable to three warrants previously issued to the Lenders to $0.70 per share. The three warrants are collectively exercisable for a total of 4,344,015 shares of our common stock. As a result of repricing the warrants, we will record additional interest expense of approximately $0.5 million in the first quarter of 2008.

Merger with Geissler Technologies Corporation and Appointment of Randolph K. Geissler
On January 14, 2008, we entered into an Agreement and Plan of Merger (the “GTC Merger Agreement”) with GT Acquisition Sub, Inc., a Minnesota corporation and our wholly-owned subsidiary, Geissler Technologies Corporation, a Minnesota corporation (“GTC”), Donald R. Brattain, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler, pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned our ownership of GT Acquisition Sub, Inc. to DAC, a Delaware corporation and our wholly-owned subsidiary. We refer to Brattain & Associates, LLC, the limited liability company under which Donald R. Brattain held shares of GTC, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler collectively as the Holders. GTC did not have any significant assets or liabilities.
Under the terms of the GTC Merger Agreement, upon the closing of the GTC Merger, we were required to pay $6.0 million and an additional $0.2 million to the Holders either in cash, in shares of our common stock, or the common stock of VeriChip, that we own, or any combination thereof. Thus, on January 14, 2008, we issued 10.6 million shares of our common stock valued at an aggregate of $6.2 million to the Holders. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which at our option may also be paid in cash, in shares of our common stock or VeriChip common stock that we own, or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We were required to register for resale with the Securities and Exchange Commission the shares of Company common stock issued and that may be issued to the Holders.
In connection with the GTC Merger, Kallina Corporation and certain of its affiliates (“Kallina,” and together with its affiliates, the “Lenders”), required that GT Acquisition Sub, Inc., as the surviving company of the Merger, enter into Joinder Agreements with the Lenders. One of the Joinder Agreements provided that we pledge the stock of GT Acquisition Sub, Inc. to Kallina and join GT Acquisition Sub, Inc. as a party to the Security Agreement and IP Security Agreement, each dated August 31, 2007, entered into between DAC, certain of its subsidiaries and Kallina. The other Joinder Agreement provided that GT Acquisition Sub, Inc. become a guarantor under the Subsidiary Guaranty, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders and that the Stock Pledge Agreement, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders be amended to include the stock of GT Acquisition Sub, Inc.
In connection with the GTC Merger, on January 15, 2008, Mr. Geissler became the president of the Animal Applications segment of DAC, also referred to as our Animal Applications division. On January 15, 2008, DAC entered into an employment letter agreement with Mr. Geissler, which has a term of eighteen months and provides for an annual base salary of $275,000. Under the terms of the employment letter agreement, Mr. Geissler will be eligible for an annualized incentive award opportunity payable up to a maximum of 30% of his annual base salary based on performance metrics, goals and bonus amounts. The employment letter agreement also contains a non-competition provision which prevents Mr. Geissler from directly competing with the products and services under development or offered by our Animal Applications segment during the term of the employment letter agreement and for a period of thirty months thereafter.
Mr. Geissler is a party to the GTC Merger Agreement, as discussed above. In addition, on August 8, 2007, Mr. Geissler entered into a consulting agreement with VeriChip pursuant to which Mr. Geissler agreed to provide consulting work with respect to identifying, contacting and introducing strategic partners to VeriChip, identifying potential merger and/or acquisition opportunities for VeriChip to consider and participating on a committee established for the development of certain products (the “Services”). Under the terms of the consulting agreement, Mr. Geissler received 107,000 shares of VeriChip’s common stock and will be reimbursed for all actual reasonable and necessary expenses, which are directly related to the Services, provided that VeriChip grants prior approval of any expenditure. The term of the consulting agreement is for one year.
Amendment to Schering-Plough Supply and Distribution Agreement
On January 5, 2008, we entered into an amendment to a product supply and distribution agreement with Schering-Plough Home Again LLC (“Schering-Plough”). The amended agreement governs the terms pursuant to which we have agreed to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. The amended agreement is more full discussed below in our discussion of our Animal Applications operating segment.
Appointment/ Resignation of Directors to the Board Post DA Merger
On January 3, 2008, pursuant to the terms of the DA Merger Agreement, the board approved the appointment of John R. Block, Barry M. Edelstein, and Michael S. Zarriello, former members of the DAC board, to serve on our board effective immediately after the effective time of the DA Merger on December 28, 2007. Effective January 11, 2008, Mr. Edelstein resigned as a member of our board at which time he joined the board of VeriChip.

As a result of the DA Merger and the appointment of new directors to our board, on January 3, 2008, our board reviewed and revised its committee structure and composition. The new committees of the Board and its members are as follows:
•	Audit and Governance Committee — Mr. Zarriello (Chair and audit committee financial expert), Dennis G. Rawan and Daniel E. Penni

•	Compensation Committee — Constance K. Weaver (Chair), Messrs. Zarriello and Block

•	Nominating Committee — Messrs. Block (Chair), Rawan and Penni
Appointment of Joseph J. Grillo as Chief Executive Officer and President
On January 3, 2008, our board selected and approved Joseph J. Grillo as our chief executive officer, president and director. Mr. Grillo will not serve on any committees of our board. In connection with Mr. Grillo’s appointment, we entered into an employment agreement with Mr. Grillo, effective as of January 1, 2008 (the “Employment Agreement”), which provides that Mr. Grillo will receive a base salary of $375,000 and is eligible to receive an annual bonus, subject to approval of the Applied Digital Board, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus will be determined upon his performance in the following areas with related metrics and goals to be approved by the Board at the beginning of each performance year; company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that the board may establish. In addition, Mr. Grillo was given a stock option to purchase 550,000 shares of our common stock, which vests ratably over the next five years, at a price per share of $0.67, the closing price of a share of our common stock on the date of grant. The Employment Agreement also provides that, if we terminate Mr. Grillo’s employment without cause or Mr. Grillo terminates his employment for good reason or due to a change in control before January 1, 2009, Mr. Grillo will receive six months of base salary, and if after January 1, 2009, Mr. Grillo will receive a payment equal to the sum of one and a half times his base salary.
To exhibit his confidence in our future, Mr. Grillo has agreed to accept the balance of his salary for 2008, after customary withholdings, in unrestricted shares of our common stock. The calculations will be based on the closing price of a share of our common stock on March 20, 2008. The shares of common stock will be granted from the Amended and Restated Digital Angel Corporation Transition Stock Option Plan.
In addition, on January 30, 2008, pursuant to approval of the Compensation Committee of the Board of Directors, a stock option grant exercisable for 218,965 shares of our common stock was made to Mr. Grillo. The option has an exercise price of $0.63, the closing price of a share of our common stock on the grant date, and expires ten years after the grant date. The option vests in five equal installments of 43,793 shares on each of January 3, 2009, 2010, 2011, 2012 and 2013.
Departure of Applied Digital Board Members and Former CEO
On December 28, 2007, in connection with the DA Merger, Michael E. Krawitz and J. Michael Norris resigned from their positions as members of our board of directors. In addition, effective December 31, 2007, in connection with the DA Merger, Mr. Krawitz was terminated as our president and chief executive officer, and as a result, was entitled to severance in an amount equal to $1.7 million under the terms of an Employment and Non-Compete Agreement, dated December 6, 2006, between Mr. Krawitz and us. Pursuant to the terms of the agreement, on December 28, 2007, we established a Rabbi Trust and subsequently deposited 3.5 million shares of our common stock valued at $1.7 million into the Rabbi Trust and took an immediate charge in the fourth quarter of 2007. The number of shares of our common stock due was calculated based upon the average closing price of one (1) share of our common stock for the ten (10) trading days preceding the day in which the common stock was issued, or December 31, 2007. On July 2, 2008, $1.5 million worth of shares, less withholding taxes, will be released from the Rabbi Trust and issued to Mr. Krawitz and on January 2, 2009, $0.3 million worth of shares, less withholding taxes, will be released from the Rabbi Trust and issued to Mr. Krawitz. The shares to be issued to Mr. Krawitz are price protected through the later of: (i) the date on which a registration statement providing for the resale of the shares becomes effective, or the date on which the shares should otherwise become eligible for trading without restriction pursuant to an exemption from registration, or (ii) the date the shares are delivered to Mr. Krawitz from the Rabbi Trust. Going forward, if the value of the shares issued to the Rabbi Trust falls below $1.7 million, we will be required to record a liability and take a charge for the difference. The shares will be issued to Mr. Krawitz without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.
Verizon Settlement Agreement
On December 19, 2007, we, Government Telecommunications, Inc., a Virginia corporation and subsidiary of Computer Equity (“GTI”), and Verizon Federal Inc., a Delaware corporation (“Verizon”), entered into a Settlement Agreement and Release (the “Settlement Agreement”) related to a lawsuit that GTI filed against Verizon on August 14, 2006, in the Fairfax County Court of Virginia, alleging among other things, breach of contract and tortious interference arising from Verizon’s alleged usurpation of GTI’s business opportunity with the District of Columbia Public Schools. On October 19, 2006, Verizon filed a counterclaim against GTI for failure to pay invoices owed under a subcontract between GTI and Verizon. Pursuant to the Settlement Agreement, on December 19, 2007, GTI entered into a promissory note in the amount of $4.0 million in favor of Verizon, which provided that GTI must pay to Verizon $1.0 million on or before each of January 1, 2008, 2009, 2010 and 2011. We recorded amounts due greater than one year based on a weighted average discount rate of 12%. The discount amount of $0.6 million will be amortized over the life of the note as interest expense. We executed a Guaranty in favor of Verizon, under which it guaranteed payment to Verizon of the amounts agreed to be paid under the Settlement Agreement. In addition, Verizon entered into a Subordination Agreement with us and our lenders, Laurus Master Fund, Ltd., Kallina Corporation, and certain of their affiliates (collectively, the “Lenders”), which provides that we must meet certain requirements before we may make payments arising under the Guaranty to Verizon as is more fully outlined in the Subordination Agreement.

Notice of Nasdaq Delisting
On December 6, 2007, we received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because, for thirty (30) consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until June 2, 2008, to regain compliance with the Rule.
If, at any time before June 2, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 2, 2008, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Currently, except for the bid price requirement, we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c). Since December 6, 2007, our common stock has traded below $1.00.
Pacific Decision Sciences Corporation
In December 2007 and January 2008, all of the employees of PDSC resigned as employees, including PDSC’s two key employees. These key employees have strong relationships with PDSC’s significant customer, International Business Machines Corp. (“IBM”). As a result of the resignation of all of PDSC’s employees, on March 13, 2008, we held a mediation with the former key employees and their new business, Customer Service Delivery Platform Inc. (“CSDP”). The parties entered into a settlement in principle, which we are in the process of formally documenting. CSDP agreed to purchase the assets of PDSC from us for $2.0 million. The purchase price will be paid in equal monthly installments over a period of 48 months. The purchase price will be secured by the assets of CSDP. Final terms of the agreement and the accounting have yet to be determined.
Industry Overview
Our principal activities encompass the development and marketing of RFID and GPS-enabled identification and location products. We also provide service relationship management software and service and vibration monitoring, which comprise a smaller portion of our revenue.
RFID has become an important technology widely adopted and used in the automatic identification market, an industry characterized by identifying and locating objects electronically. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology seems to possess greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.
Our RFID businesses focus on companion pet and equine identification and safeguarding, livestock/fish identification tracking and food safety and traceability (e.g., livestock tracking), human healthcare (i.e., infant protection, wander prevention, asset/personnel location and identification, patient identification and medical records) and security applications.
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
Pet Identification and Safeguarding
Pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information through RFID scanners. We believe the pet identification and safeguarding market is expanding. A New York Times article dated July 23, 2005, indicates that the chipping of pets is reported to be most prevalent in Europe, where roughly 40% of pet owners in some European countries are believed to have had veterinarians implant RFID tracking devices and by some estimates, as many as half of the dogs in England are now implanted with a microchip. The U.S. pet market has significant growth potential, as we believe only about 3% to 5% of pet owners have opted to have their pets chipped. As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), we believe the market will expand even further.
Livestock/Fish Identification Tracking and Food Safety and Traceability
The use of RFID technology in the tracking of livestock in the U.S. received a boost in December 2003 when a cow in Mabton, Washington was found to have Chronic Wasting Disease (commonly referred to as Mad Cow Disease), resulting in the banning of the U.S. cattle industry’s exports. Since that time, the U.S. Department of Agriculture (“USDA”), other state agencies and the Canadian government, have been initiating pilot programs designed to test the viability of large-scale food animal identification and tracking systems. Currently, most livestock producers use visual rather than electronic identification tags. Cattle and other livestock tend to move from place to place, and from owner to owner. For this reason, visual tags have limitations in terms of the ability to trace where a diseased animal has been and what other animals could have been exposed to it. The USDA is targeting a national identification system that would allow such tracing within 48 hours, enabling the implementation of quarantines effectively and efficiently and helping to protect the value of farmers’ livestock investments. In addition, several proposals related to the establishment of a national electronic identification program for livestock are being considered by the government, although currently all participation is voluntary. We are hopeful that a national electronic identification program will be implemented in the U.S. We cannot estimate the impact a national identification program would have on our Animal Applications segment’s revenue. However, if implemented, we would expect the impact to be favorable.
Healthcare Industry
According to a 2006 report prepared by IDTechEx, a United Kingdom-based consulting firm, entitled “RFID in Healthcare 2006-2016,” the market for RFID tags and systems in the healthcare industry in 2006 amounts to $90 million, representing approximately 3% of the total RFID market. IDTechEx has forecast that by 2016 the market for RFID tags and systems in the healthcare industry will grow to approximately $2.1 billion, estimated to then represent 8% of the total market for RFID technology. The anticipated rapid growth in the healthcare industry’s adoption of RFID technology reflects the many healthcare-related applications envisioned and the benefits — for example, operational efficiencies, cost control and error prevention — to be derived from such applications.

Some of the major applications of RFID systems being deployed in the healthcare industry today include:
•	Infant Protection—At present, approximately 50% of maternity wards and other birthing facilities in the United States (“U.S.”) and 65-75% of maternity wards with greater than 1,000 births per year, have some type of infant protection system — though not necessarily an RFID system. Based on our experience, we anticipate that hospital maternity wards and birthing centers will continue to upgrade their security measures with RFID systems designed for these applications achieving greater market penetration. The adoption of security measures, such as the implementation of an RFID infant protection system, has been prompted by problems in dealing with mother-baby mismatching and infant abduction. The Journal of Healthcare Protection Management has reported that an estimated 20,000 mismatching incidents occur annually in the U.S. Between 1983 and 2004, 223 infants were recorded as being abducted in the U.S., with over 50% taken from healthcare facilities.

•	Wander Prevention—At present, we estimate that roughly 30% of the long-term care facilities in the U.S. have deployed an RFID-type wander prevention system. The level of system deployment varies by type of facility. Nursing homes reflect the highest level followed by assisted living facilities. The implementation of RFID wander prevention systems has been prompted by the significant number of individuals residing in long-term care facilities, including nursing homes and assisted living facilities, who are at risk of wandering away from their care facility. This can result in danger to the individual and subsequent liability to the healthcare facility and its insurer. According to the National Institute on Aging of the U.S. National Institutes of Health, in 2005 there were approximately 37 million people over the age of 65 in the U.S. alone, and that number is expected to grow to approximately 58 million by 2025. Furthermore, according to the National Nursing Home Survey, published by the Center for Disease Control in June 2002, as of 1999, there were 18,000 nursing homes in the U.S. in which approximately 27% of the residents suffered from Alzheimer’s disease, dementia or related disorders.
We believe that RFID technology may also be used to address the need of emergency room personnel and other first responder medical practitioners to identify uncommunicative patients and rapidly access their personal health records, and we believe that use of such technology has the potential to improve patient care, enhance productivity and lower costs. The IDTechEx report refers to a study performed by the U.S. Institute of Medicine that estimated that preventable medical errors in the U.S. cause between 44,000 and 98,000 deaths each year, due in part to mistaken patient identification and lack of information on a patient’s medical history, and results in losses, other than the loss of human life, of $17 billion to $29 billion annually. These losses include the expense of additional care needed because of mistakes, disability and lost productivity and income. One factor that can contribute to the occurrence of preventable medical errors is the inability to identify a patient and/or access his or her health records. Recognizing the problem of patient identification and access to medical records, the U.S. government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a National Health Information Technology Plan which features as one of its main initiatives a plan to establish electronic health records for a majority of Americans within the next ten years.
GPS and Radio Communications Industries
Global Navigation Satellite System (“GNSS”) is the standard generic term for satellite navigation systems that provide autonomous geospatial positioning with global coverage. The Navigation Satellite Timing and Ranging Global Position System (“NAVSTAR GPS”) which was developed by the U.S. Department of Defense, is the only fully operational GNSS. The satellite constellation is managed by the U.S. Air Force 50th Space Wing. Although the cost of maintaining the system is approximately $400 million per year, including the replacement of aging satellites, GPS is free for civilian use as a public good. In addition to NAVSTAR GPS, there is some indication that other nations may begin deploying GNSS. The Russian GLONASS is a GNSS in the process of being restored to full operation. The European Union Galileo positioning system is a next generation GNSS in the initial deployment phase, scheduled to be operational in a few years, and China has indicated it may expand its regional Beidou navigation system into a global system.
A GPS receiver calculates its position by measuring the distance between itself and three or more GPS satellites. Measuring the time delay between transmission and reception of each GPS radio signal gives the distance to each satellite, since the signal travels at a known speed. The signals also carry information about the satellites’ location. By determining the position of, and distance to, at least three satellites, the receiver can compute its position using trilateration. Receivers typically do not have perfectly accurate clocks and, therefore, track one or more additional satellites to correct the receiver’s clock error.
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
Our focus is in the areas of search and rescue and locator beacons and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of industries including the military, maritime, law enforcement agencies and energy companies. We believe that there is excellent growth potential in each of our markets and particularly, for us, in sales of our military and maritime personal location beacons due to recent technology improvements. However, each market in which we compete is highly competitive.
Operating Segments
DAC’s operations comprise two of our business segments: Animal Applications and GPS and Radio Communications. Each of these segments is presented below.
Animal Applications Segment
Principal Products and Services
Our Animal Applications segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Applications segment’s proprietary products focus on pet identification and safeguarding, as well as the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, horse, livestock, fish and wildlife industries.
The Animal Applications segment consists of DAC’s operations located in Minnesota, DSD Holding A/S (“DSD Holding”) and its wholly and majority-owned subsidiaries, located in Denmark and Poland, and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay.
We hold patents on our syringe-injectable microchip for use in animals. Each microchip is individually inscribed and programmed to store a unique, permanent 10 to 16-digit alphanumeric identification code. These microchips are tiny, passive electronic devices ranging in size from 12 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The smallest microchip is about the size of a grain of rice. The microchip is coupled with an antenna and placed either in a two-piece plastic e.Tag™ or in a glass-like injectable capsule. The e.Tag™ is typically affixed to the ear of the animal. The implantable microchip is injected under the skin using a hypodermic syringe, without requiring surgery. As with our human implantable microchips sold by VeriChip, each capsule is coated with a polymer, BioBondTM, to form adherence to tissue, thereby preventing migration in the host’s body. An associated scanner device uses radio frequency to interrogate the microchips and read the code. During 2006, we received a patent for our Bio-Thermo® implantable microchip product, which provides accurate temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner. See page 26 of this Annual Report for a discussion of our patents, including their expiration dates.
Our pet identification and location system involves the insertion of a microchip, with identifying information, in the animal. Scanners located at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. We have an established infrastructure with RFID scanners placed in approximately 70,000 global animal shelters and veterinary clinics. We believe that approximately 4.0 million companion animals in the U.S. have been enrolled in our distributor’s database, and a pet is recovered in the U.S. by that system every six minutes.

Our miniature RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish. During 2006, we installed what we believe is the world’s largest RFID ready system, a 16-foot by 16-foot RFID antenna designed to electronically track indigenous salmon populations. In addition, it launched its second generation unitary core transponders. These updated transponders are designed to provide greater reader reliability while increasing reader range.
In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, we also produce visual and RFID identification products, principally for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. DAC has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers and as part of various pilot studies for the USDA’s and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.
Growth Strategy
The principal components of our Animal Applications segment’s growth strategy are to:
•	focus on animal identification products in the growing livestock, fish and wildlife industries;

•	become a major player in the food source traceability and safety tracking systems arena; and

•	increase our market share in the pet identification and equine markets with enhanced products such as our Bio-Thermo® product.
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
In April, 2006, we were awarded a U.S. Patent for our Bio-Thermo® temperature sensing implantable RFID microchip designed for non-laboratory applications that uses RFID technology to determine the body temperature of its host animal. Potential applications for the Bio-Thermo® chip include non-invasive monitoring of temperatures in cats, dogs, livestock and horses. During 2006, we began a national initiative to target the use of our microchips to address the more than $100 million estimated U.S. equine market for identification products. There are approximately 9.2 million horses in the U.S. We believe that approximately 6.0 million are covered by identification and health status surveillance, which is required by local and state equine animal health professionals. Since late 2005, the California Horseracing Board, a division of the California Department of Agriculture, has been using federal funds to implant all new, in-coming young horses entering their racing career, with our microchips. The New York State Horse Health Assurance Program implemented a comprehensive health campaign that utilizes our microchips, and other state agencies are expected to launch similar programs. In addition, in March 2008, we entered into a non-exclusive distribution agreement with The Jockey Club, the official registry for North American Thoroughbred horses.
In addition, future product enhancements include read/write microchips and new scanning systems that will extend the capabilities of our products while integrating them with evolving animal management systems. We intend to continue to develop new products based on our customers’ needs. We plan to continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling and food traceability safety.

Sales, Marketing and Distribution
Our companion pet identification and location system is marketed in the U.S. by Schering-Plough Animal Health Corporation (“Schering-Plough”) under the brand name Home Again® Pet Recovery Service. In February 2007, we signed an exclusive product supply and distribution agreement with Schering-Plough Home Again LLC, a wholly owned subsidiary of Schering-Plough, to provide electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. Schering-Plough’s new network, which markets the complete electronic pet identification system under the brand name HomeAgain®, is the nation’s first comprehensive system to assist in the search for lost pets. On January 5, 2008, we entered into an amendment to the February 2007 agreement, where we have agreed to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. During the term of the amended agreement, we will exclusively manufacture, supply and sell to Schering-Plough and Schering-Plough will exclusively purchase from us certain products (as defined in the amended agreement). The amended agreement contains, among other things, minimum purchase requirements by Schering-Plough. The amended agreement prohibits us from manufacturing, supplying or selling the products to any other person, governmental authority or entity in the territory (as defined in the Amended Agreement). The initial term began February 13, 2007 for a period of 24 months with an option for Schering-Plough to extend the term for an additional 12 months. The amended agreement also grants to Schering-Plough exclusive distribution, marketing and sale rights to our RFID products in the companion animal market in the territory and non-exclusive distribution, marketing and sale rights to our RFID Biotherm Product in the designated animal market in the designated animal territory subject to a maximum amount of units of such RFID Biotherm Products.
Our product is also marketed by various other companies, including, but not limited to, (i) in some countries in Europe by Merial Pharmaceutical under the Indexel® brand; (ii) in the United Kingdom and Ireland by Animalcare under the idENTICHIP® brand; and (iii) in other European countries and in Australia, New Zealand and Japan by various distributors under the LifeChip® brand.
BioMark, Inc. is our exclusive U.S. distributor for our fish and wildlife RFID microchip products. Electronic identification products for livestock are sold directly to our customers under the Destron brand. We have multi-year supply and distribution agreements with its customers, which have varying expiration dates. The remaining terms of such agreements are between one and eight years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Our agreements generally do not have minimum purchase requirements and can be terminated without penalty.
For the year ended December 31, 2007, Schering-Plough accounted for approximately 34% of our Animal Applications segment’s revenues. We believe we would be able to arrange for a third party to distribute our implantable microchips in the U.S. if Schering-Plough no longer distributed them. However, it may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party, which may negatively affect future sales.
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
Manufacturing; Supply Arrangements
Our Animal Applications segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. The segment relies solely on a production arrangement with Raytheon Microelectronics Espana, a subsidiary of Raytheon Company (“RME”) for the assembly of its patented syringe-injectable transponders. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is Animal Applications preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by us; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for us to arrange for production of the transponders by a third party. Accordingly, we cannot assure that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.

Besides RME, our Animal Applications segment’s other principal suppliers are TSI Molding, Inc., BASF, Feature Products and Creation Technologies. We generally do not enter into contracts with these suppliers.
GPS and Radio Communications Segment
Principal Products and Services
Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of vehicles, aircraft and people in remote locations. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM and McMurdo™ brands, which serve commercial and military markets; and

•	alarm sounders for industrial use and other electronic components.
GPS Enabled Search and Rescue Equipment and Intelligent Communications Products
Our personal locator beacons (“PLBs”) are sold under the SARBE™ and McMurdo™ brand names. SARBE products are used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. DAC’s majority owned subsidiary, Signature Industries Limited (“Signature”), which is based in the United Kingdom, has been developing and manufacturing PLBs for five decades. Reports of Second World War airmen and sailors at sea awaiting rescue with little more than the faint hope that a passing ship would find them was the catalyst that inspired Signature to develop a new way of saving lives by making the search part of search and rescue more effective. Today, we believe that we are a world-leading supplier of PLBs and our SARBE trademark is a common term for these devices, which are now found on ships, aircraft and submarines in the armed forces of over 40 countries. United Kingdom airmen were among the first to carry these lifesaving devices. Today every Royal Air Force, Royal Navy and Army airman carries a SARBE. PLBs are also packed in the survival packs of life rafts on military ships. Our latest generation SARBE™ for military personnel is the software-defined SARBE G2R, which provides true global reach and recovery. This programmable radio features peacetime and combat modes. As with previous PLBs, G2R can be configured to operate with any fast jet ejection seat and incorporates a specially designed system that automatically activates the beacon and deploys the antenna to the optimum position. This ensures that even if aircrew are unconscious or injured, the SARBE transmission will be initiated immediately as no human intervention is required; reducing the time it takes to initiate a search. Our SARBETM G2R has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons. Beginning February 1, 2009, COSPAS-SARSAT will no longer monitor beacons using 121.5 MHz and 243 MHz satellite frequencies. The beacons will need to be replaced by the new generation of 406 MHz beacons, such as our SARBE G2R. We anticipate that this new requirement will have a favorable impact on our revenue in 2008 and beyond.
On December 14, 2006, Signature entered into an agreement to acquire certain assets and customer contracts of McMurdo, a manufacturer of emergency location beacons, from Chemring Group PLC. McMurdo has a worldwide distribution network of approximately 60 outlets. This acquisition more than doubles the revenue base of our survival radio business and significantly broadens our product offerings in both the maritime and military sectors. The McMurdo acquisition was completed in April 2007. McMurdo products utilize the same technology as that contained in SARBE products, but is targeted at the commercial and recreational maritime markets. Synergies exist between the SARBE and McMurdo operations in the areas of manufacturing, product development, purchasing and marketing. Established in 1937, McMurdo leads the way in the development and manufacture of emergency location beacons and NAVTEX technology. NAVTEX is a system for the broadcast and automatic reception of maritime safety and weather information. NAVTEX provides shipping and navigational and meteorological warnings and urgent information through either on screen display or automatic printouts from a dedicated receiver. NAVTEX technology is another area where McMurdo has considerable expertise, developing and manufacturing NAVTEX receivers for both Safety of Life at Sea (“SOLAS”) and non-SOLAS vessels. In 1992, McMurdo released the first Global Maritime Distress System (“GMDSS”) approved Search and Rescue Transponder (SART) essential equipment mounted on life boats and life rafts. McMurdo’s first PLB for use on land, sea or air was launched in 2000. Also in that year GPS technology was introduced to both the Emergency Position Indicating Radio Beacon, or EPIRB, and the PLB.

We are also a distributor of two-way communications equipment in the United Kingdom. Our products range from conventional radio systems for the majority of radio users, for example, safety and security, construction, manufacturing, and trunked radio systems for large scale users, for example local authorities and public utilities. We also offer marine radios, air band radios and satellite communication equipment for use on a global basis.
Alarm Sounders
We manufacture electronic alarm sounders under the Clifford & Snell name. These products are used to provide audible and or visual signals, which alert personnel in hazardous areas, including the oil and petrochemical industry, and in the fire and security market. Our recent Yodalex explosion proof sounders and strobes include an omni-directional, high-sound output with sounder/strobe combination all sharing a common explosion proof enclosure.
Growth Strategy
We believe that our SARBE and McMurdo PLBs offer the greatest source of growth for our GPS and Radio Communications segment. COSPAS-SARSAT forecasts that the global population of the new generation of digital beacons will grow from 400,000 today, to 900,000 by 2012, providing us with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacons over the next two years as air forces upgrade their PLBs to new digital standards. Air forces in the United Kingdom and the U.S. will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. In August 2006, we were awarded a contract by the U.S. Air Force to develop a new survival radio for military aircraft. We were one of only two companies to win the contract to develop a new radio to replace the URT33, which is carried in aircrew survival packs and sets off a distress signal in an emergency. The URT33 will become obsolete when existing frequencies on 121.5 and 243 MHz cease to be monitored by COSPAS-SARSAT on February 1, 2009.
We are also developing, under a joint venture agreement, an automatically activated and deployed emergency radio for the Royal Netherlands Navy, which will alert rescue authorities and pinpoint a stricken submarine submerged or on the surface. We are also pursuing opportunities to supply beacons to Scorpene submarines that have been ordered by the Navies of Malaysia, India and Chile.
We believe that another significant growth opportunity will come in the next few years when the Galileo GNNS network of satellites is fully launched and becomes operational. This European GNNS system began satellite launches in 2007 and is projected to be fully launched throughout the period 2007 to 2013. It is expected that this ENSS system will add the facility for a confirmation message to be relayed back to the active beacon, so those awaiting rescue will know immediately that their signal has been received and that help is at hand; something the present satellite structure cannot do. This will add an additional degree of confidence to anyone in distress with a PLB.
Additionally we are a manufacturing partner of Iridium for global communication systems and are in the process of rolling out our first Iridium based product, the MOB Guardian. MOB (Man Over Board) Guardian has been developed in conjunction with a world leading rescue authority — the Royal National Lifeboat Institution (RNLI) headquartered in the UK.
Sales and Distribution
We sell our PLBs and our GPS and geosynchronous satellite tracking systems directly to our customers world wide through a direct sales force of approximately six personnel, and through supply and distribution agreements, which have varying expiration dates. The remaining terms of such agreements are between one and three years.
We sell our alarm sounders through various distributors located in Europe, Australia, New Zealand, Hong Kong, Japan, South Africa Singapore and the U.S. We are also a distributor of two-way communication equipment in the United Kingdom. Our agreements with these distributors have varying expiration dates.
Competition
Principal methods of competition in our GPS and Radio Communications segment include geographic coverage, service and product performance. The principal competitors for our PLB’s are Boeing North American Inc., General Dynamics Decision Systems, Tadiran, Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. We believe that being first to market with GPS in our search and rescue beacons and the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.

Manufacturing; Supply Arrangements
Our GPS and Radio Communications segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. This segment’s principal suppliers are Contract Components Ltd., Motorola Ltd., and Delta Impact Ltd. We generally do not enter into contracts with these suppliers.
VeriChip’s operations comprise two of our business segments: Healthcare and Security and Industrial. Each of these segments is presented below.
Healthcare Segment
Principal Products and Services
Our healthcare segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:
•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	an asset/personnel location and identification systems used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.
Our Healthcare segment also includes the VeriMed system, from which, to date, we have derived only nominal revenues.
Infant Protection
We are a leading provider of RFID infant protection systems, which we market and sell under the Hugs and HALO brand names, and unlabelled through original equipment manufacturer (OEM) relationships. Our systems reduce the risk of infant abductions and enable healthcare professionals to accurately identify infants. Our systems help protect infants from abductions by sounding alarms, locking doors and disabling elevators. While infant abductions are rare, the impact of a single case can create a severe negative impact on hospitals, birthing centers and families. With an additional optional component worn by the mother, one of our systems can be used to help prevent mother baby-mismatching through an audible signal to indicate a match or mismatch.
The Hugs system uses a proprietary anklet band containing an active RFID tag. If the band is cut or tampered with, a signal is emitted to a receiver. The Hugs system software continually monitors the status of all infant tags, and will generate an alarm if a tag does not send a status message every 10 seconds — and more frequently when within the range of a mounted receiver at a point of egress. The status message is received by receivers positioned above the ceiling or by a door that monitor the tag’s location. Once a signal is emitted to a receiver, the receiver then sends the signal to a server containing our application software. The optional Kisses component to the Hugs system is designed to ensure mother infant matching. With the Kisses option, each mother wears a small Kisses tag. Every time a mother and infant are brought together, an audible signal indicates a match or mismatch. In the event of a mismatch, the infant’s tag immediately alerts the maternity ward or birthing center. The HALO system uses a generic bracelet, which goes around an infant’s ankle, containing an active RFID tag incorporating our proprietary skin-sensing technology. If the skin-sensing tag is removed from the infant’s skin, a signal is emitted to a receiver. Any unauthorized attempt to remove the HALO tag, or to take the infant through a monitored exit, immediately results in an alarm at the HALO computer. The alarm identifies the infant and in some cases the location on a floor map of the facility.
Wander Prevention
We believe that we are one of the leading providers of active, wearable tag RFID wander prevention systems, which we market and sell under the RoamAlert brand name. Our systems allow healthcare professionals to accurately identify and locate residents of long-term care facilities, including nursing homes and assisted living facilities, as well as hospital psychiatric wards and trauma units. Our systems help protect residents from wandering by sounding alarms, locking doors and disabling elevators. Residents wearing our tags are typically individuals who suffer from a dementia-related disorder, such as Alzheimer’s disease.

With the RoamAlert wander prevention system, an at-risk resident of a long-term care facility wears an active tag RFID bracelet, which we believe to be the smallest and lightest on the market. Exits are protected by door receivers. When the resident approaches an exit, the door controller locks the door to prevent the resident from leaving or, if the door is open, an alarm sounds. All alarm information is presented in an intuitive visual format: the name of the resident, his/her location and even a picture can be displayed on PCs installed at one or several nurse stations around the long-term care facility. For bypassing doors, staff members wear staff pendant tags. Doors will unlock automatically and the system will record the identity of the staff member, as well as the resident(s) the staff member is escorting.
Asset/Personnel Location and Identification
Our Assetrac asset/personnel location and identification system provides a reliable and efficient method for hospitals and other healthcare facilities to locate high-value mobile medical equipment, which we believe can be of help in providing ready access to such equipment when needed and reducing losses due to misplacement or theft. The location information provided by the system can also be used to establish whether that equipment has been sterilized since its last use. This information helps to ensure that patients are treated with sterile and safe equipment.
Our asset/personnel location and identification system can be utilized for other applications, such as:
•	tracking patients for identification purposes prior to the administration of medications or surgery;

•	tracking the location of caregivers in healthcare facilities to ensure timely response to emergencies; and

•	facilitating staff alarms in the event of patient violence.
Hospitals have the ability to deploy asset/personnel location and identification systems of varying scale, ranging from a system covering a single department, such as the emergency room or the operating room, to one covering the entire facility. The system can provide a combination of portal-based tracking and true real-time tracking. As of March 17, 2008, seven of our asset/personnel location and identification systems have been sold. These systems were sold through two dealers on a private label basis.
VeriMed System
Our VeriMed system is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. Our VeriMed system provides emergency room physicians and staff who use our scanner, linking a patient to the VeriMed Registry to have access to patient pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. With the introduction of our wireless handheld scanner, the VeriMed system can be used as an identification tool for EMTs and other emergency personnel outside the hospital emergency room setting.
The components of our system include:
•	a glass-encapsulated microchip-equipped transponder, antenna and capacitor;

•	a fixed location or a wireless handheld, scanner; and

•	a secure, web-enabled database containing patient-approved information.
The microchip used in the VeriMed system is a passive RFID microchip, approximately the size of a grain of rice, which is implanted under the skin under the supervision of a physician. The capsule is coated with a polymer, BioBondTM to form adherence to human tissue, thereby preventing migration in the body. Each microchip contains a unique 16-digit identification number. The identification number can be read by one of our handheld scanners. When the scanner is placed within a few inches of the microchip, a small amount of radio frequency energy passes from the scanner, energizing the dormant microchip, which then emits a radio frequency signal transmitting the identification number. With that identification number, emergency room personnel or EMTs can securely obtain from our or a third party’s database the patient’s pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records.
Growth Strategy
For the foreseeable future, we expect that our Healthcare segment’s revenue will continue to be derived primarily from sales of our infant protection and wander prevention systems, which along with our asset/personnel location and identification system, make up our healthcare security system offerings.

We believe that the global market for infant protection systems, including components of such systems that are consumable items, is currently growing at a rate of approximately 10-15% per year, although we consider the market relatively mature. There are approximately 3,800 birthing hospitals in the U.S. We estimate that infant security systems have been implemented in approximately half of these facilities. Management estimates that approximately 1,300 U.S. hospitals and birthing centers use our infant protection systems. In 2007, we achieved record sales of our infant protection products. These sales were across all of our product platforms and multiple geographies, focused in North America. We believe that growth opportunities exist among the remaining facilities that do not yet have infant protection systems in place, as well as through replacement of legacy systems. Presently, approximately half of our infant protection system sales are replacement system sales.
We estimate that within the U.S. RFID-type wander prevention systems are currently installed in approximately 30% of the more than 52,000 nursing homes and assisted living facilities. While the nursing home segment is considered fairly well penetrated, we believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will continue to drive growth in demand for wander prevention systems for the next several years. Over 200 and 240 of our wander prevention systems were purchased by long-term care facilities in 2006 and 2007, respectively.
In view of the relative maturity of the markets for our infant protection and wander prevention systems, at least in the U.S., our growth strategy for these businesses encompasses the following:
•	Market and sell these systems internationally through distribution relationships. We are only just beginning to penetrate geographic markets outside of North America for our infant protection and wander prevention systems. In an effort to accelerate this process, we have entered into distribution agreements with a combination of both local distributors who have an in-depth knowledge of the relevant geographic region, as well as larger distributors with a global or near-global reach.

•	Leverage our established brand recognition, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/personnel location and identification systems. We intend to leverage our established brand reputation, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for RFID location, identification and protection systems for assets, patients and staff in the healthcare industry. We are in the process of building out our distribution network for our asset/personnel location and identification system and providing the requisite training to certain dealers in an effort to be on the forefront of the emerging market for these systems in the healthcare sector. We effected a limited commercial launch of our asset/personnel location and identification system to our dealer channel for this system in the first quarter of 2007. We believe that it is important for our asset/personnel location and identification system to capture market share in this emerging market within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate the healthcare industry regarding the benefits, including the return on investment, achievable through implementation of RFID location, identification and protection systems.
According to a report prepared by IDTechEx, over the next ten years the second-largest RFID application, by value, within the healthcare industry will be real-time location systems for staff, patients, visitors and assets. The largest RFID application is anticipated to be item-level tagging of pharmaceuticals. IDTechEx predicts that these two applications, on a combined basis, will represent an $800 million market by 2016. We believe that it is important for our asset/personnel location and identification system to capture market share in the emerging market for real-time location and identification systems in the healthcare industry within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate healthcare industry professionals regarding the benefits, including the return on investment, we believe can be achieved through implementation of RFID location and identification systems.
We believe our VeriMed system will prove of use to emergency room personnel and other first responder medical practitioners in identifying uncommunicative patients and rapidly accessing their personal health records at the time of initial treatment. The primary target market for our VeriMed system consists of people who are more likely to require emergency medical care, persons with cognitive impairment, persons with chronic diseases and related conditions, and persons with implanted medical devices. According to a study we commissioned by Fletcher Spaght, Inc. in 2005, there were approximately 45 million patients in the U.S. alone who fit this profile. Through use of our VeriMed system, a person can be scanned for the unique, 16-digit identification number on the implanted microchip, enabling access from our or a third party’s database to that person’s pre-approved information, including the person’s name, primary care physician, emergency contact information, advance directives, and if the person elects, other pertinent data, such as personal health records.

Our sales and marketing strategy for our VeriMed system is to contemporaneously market our system to hospitals, hospital networks, third-party emergency department management companies and nursing homes, as well as to physicians who treat at-risk patients: persons with diabetes, cancer, coronary heart disease, chronic obstructive pulmonary disease, cerebrovascular disease (stroke), congestive heart failure, Alzheimer’s, epilepsy and other diseases or conditions, including persons with implanted medical devices. This approach is intended to accelerate the adoption of the VeriMed system by healthcare facilities, as well as by physicians and patients.
In the initial phase of our efforts to create a market for the VeriMed system, we have focused on getting hospitals and third-party emergency room management companies to adopt the VeriMed system in their emergency rooms. This focus reflects our recognition that physicians who treat patients within our target market may be disinclined to discuss with their patients, and patients may not be persuaded by, the benefits of the VeriMed system in the absence of some or all of the hospital emergency rooms in their immediate geographic area having become part of our network. To build out our network, we have been providing our scanners, at no charge, to hospitals and third-party emergency room companies. As of December 31, 2007, more than 200 hospitals and other medical facilities have agreed to adopt our VeriMed system in their emergency rooms. The facilities that have adopted the VeriMed protocol have training in the use of our system and, as part of the standard protocol, are scanning patients who arrive in their emergency rooms unconscious, confused or unable to communicate. We expect to continue this “seeding” process for the foreseeable future, as we endeavor to build out the network across the U.S. and overseas.
As of March 12, 2008, 620 people have received our VeriMed microchip and are enrolled in the VeriMed patient registry, of which 87 have enrolled as paying subscribers. We attribute the modest number of people who have undergone the microchip implant procedure to a number of factors. Two of such factors are: (i) at present the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance; and (ii) at present, no clinical studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed and publicly released. We are in the process of facilitating and, in one case, funding clinical studies that we believe may demonstrate the efficacy of the VeriMed system. We believe that once this is established, government and private insurers may be more likely to cover the cost of the microchip implant process. In any event, these studies are likely to be of considerable interest to physicians who treat at-risk patients.
Beginning in 2008, we plan to begin a direct to consumer advertising campaign, to educate consumers as to the benefits of the VeriMed system and to direct them to our customer support center and healthcare store fronts that we will co-locate with a healthcare provider partner. This campaign will begin in South Florida where our infrastructure of VeriMed adopted hospitals is strongest and upon success in South Florida will be replicated in additional geographies based on the strength of our infrastructure in those geographies and consumer demographics.
Sales, Marketing and Distribution
Our end-use customers consist of healthcare facilities, such as hospitals and long-term care facilities, healthcare professionals, such as physicians, individual patients and other customers that purchase our systems for non-healthcare applications, such as construction, oil and gas companies. Our sales and marketing strategy is to sell our systems through multiple channels. However, to date we have sold essentially all of our active RFID systems through dealers. Most of our largest dealers, by volume of systems sold, are focused exclusively or primarily on the healthcare industry. As of December 31, 2007, our Healthcare segment’s sales and marketing staff consists of a total of 19 people, based primarily in Ottawa, Canada and Florida. We have a limited number of sales representatives strategically located in other places in North America, where we have a number of hospitals that have adopted our VeriMed system.
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
Asset/Personnel Location and Identification System
Through March 17, 2008, a limited number of our asset/personnel location and identification systems have been sold and installed. Those systems were sold primarily through two dealers on a private label basis. We are in the process of building out our distribution network for our asset/personnel location and identification system and providing the requisite training to certain dealers in an effort to be at the forefront of the emerging market for such systems in the healthcare sector. We effected a limited commercial launch of our asset/personnel location and identification system to our dealer channel for this system in 2007.
VeriMed System
To date, our marketing efforts with respect to our VeriMed system have been to provide our scanners to hospitals and third-party emergency room management companies at no charge to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. We expect to continue this “seeding” process for the foreseeable future as we endeavor to build out our network across the U.S. and overseas. In addition, we have been marketing our VeriMed system to physicians, who treat patients who fit the profile for which our VeriMed system is intended to benefit, in those geographic areas surrounding hospitals that have adopted the VeriMed system. We have entered into dealer arrangements to distribute the VeriMed starter kit sets and the microchip insertion kits.
Competition
Our Healthcare segment’s systems utilize RFID technologies. While certain of our competitors also sell products that use RFID technologies, some sell products that incorporate other technologies, such as high frequency radio signals, or WiFi, barcode technology and biometric technology. With respect to the healthcare industry in particular, we are unable to predict which technology healthcare facilities will most widely adopt in the future. In addition, some of our current competitors, as well as companies who utilize RFID technologies in applications outside of our target markets, have significantly greater financial, marketing and product development resources than we do. Low barriers to entry across most of our product lines may result in new competitors entering the markets we serve. Also, our competitors may be able to respond more quickly to new or improved technologies by devoting greater resources to the development, promotion and sale of products. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.
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
With respect to our VeriMed system, we do not believe any other company currently offers a human implantable microchip-based patient identification system. Various alternate patient identification solutions are currently available, such as bracelets sold by MedicAlert, health information wallet cards, biometric systems and key fobs that store personal health records. We are currently in the process of seeking to create a market for our VeriMed system, and our competitive position in this market will depend on whether hospitals and other healthcare providers accept this new technology and incorporate it into their standard protocol. Our competitive position will also depend on whether patients prefer our VeriMed system to existing or future identification systems, as well as whether the implant process becomes subject to reimbursement by government and private insurers.
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
DAC is VeriChip’s sole supplier of the implantable microchip used in our VeriMed system and VeriTrace systems, under the terms of an agreement VeriChip entered into with DAC in December 2005, as amended in May 2007. Under the terms of the agreement, VeriChip is required to meet certain minimum purchase requirements to maintain exclusivity. The term of the agreement ends on March 4, 2014, subject to earlier termination in the event of either party’s default or bankruptcy. However, so long as VeriChip meets the minimum purchase obligations under the agreement, the term is to be automatically renewed on an annual basis until the expiration of the last of the patents covering any of the supplied products.
On December 17, 2007, VeriChip and DAC entered into a development agreement for the development of an implantable glucose sensing system. VeriChip agreed to fund, at a maximum project cost of $240,000, the joint development for a completed, FDA-cleared, miniaturized, implantable glucose renewable sensing system that communicates through a radio frequency transponder to an external reading system (the “RF Products”). DAC agreed to provide VeriChip a fully-paid, royalty-free, perpetual, exclusive license to utilize DAC’s U.S. patent no. 7,125,382 “Embedded bio-sensor system” for the purpose of designing and constructing, using, selling and offering to sell the RF Products. DAC will be the exclusive manufacturer of the RF Products developed under this agreement.
All of VeriChip’s and DAC’s implantable microchips are manufactured for DAC by RME under the terms of a supply agreement between DAC and RME. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is DAC’s preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by DAC; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for DAC to arrange for production of the transponders by a third party. Accordingly, we cannot assure you that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.
Security and Industrial Segment
Principal Products and Services
Our principal products in our Security and Industrial segment are:
•	vibration monitoring instruments used by construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.
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

We are in the process of developing and introducing a new instrumentation platform. The new platform will replace our existing platforms for our vibration monitoring instruments, for which we are facing certain manufacturing challenges due to the discontinuation and unavailability of key components. We believe the new platform, when completed, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities. In addition, we expect the new platform will entail the addition of several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring.
Our asset management system, ToolHound, is used by industrial companies to manage and track their mobile equipment and tools. Our primary markets for the ToolHound system are the heavy construction, power generation and petrochemical processing industries. ToolHound is a turnkey system consisting of barcodes, durable scanners, wireless access points and management application software that includes a check-out and return system for mobile equipment and tools. The information relating to the equipment is maintained in a database enabling a company to monitor inventory, equipment maintenance status and job activity status. We are currently in the process of selling our ToolHound business and expect to exit the business by mid 2008. The sale of the ToolHound business is not expected to have a material impact on our financial condition, results of operations or cash flows.
Growth Strategy
We perceive the market for vibration monitoring instruments to be of limited size and growth potential. Our primary strategy to grow this business is through the introduction of a new instrumentation platform. We believe that the new platform, when completed, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities and will make several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring. We expect that the new platform will enable us to expand our sales by selling products to new as well as existing customers at higher price points resulting in greater revenues.
Sales, Marketing and Distribution
We distribute our Blastmate and Minimate systems to engineering, construction and mining professionals through an independent network consisting of approximately 75 dealers, approximately half of which operate in North America. The average sales price of our vibration monitoring instruments ranges from $4,500 to $5,000. We also generate revenues from rendering post-sale calibration services, typically performed annually. On a historical basis, revenues from these services have represented approximately 20% of our instrument sales.
Our vibration monitoring business is currently the most international of our business activities. We have a strong market presence in North America, Southeast Asia, India and Scandinavia, and a growing market presence in South Africa, Europe and Australia. We believe the greater geographical diversity of this business serves as a buffer against declines in construction and mining activity in any one geographic area or region, though this business continues to be influenced by changes in global economic activity.
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
Advanced Technology Segment
Principal Products and Services
Service Relationship Management Software and Services
The principal products and services in our Advanced Technology segment are service relationship management software and services sold through PDSC. PDSC provides a complete solution to manage all aspects of customer service, including help desk, call handling and service dispatch, contracts management, service marketing, billing, inventory management and more. PDSC products are designed to support service relationship management systems and services. It systems are fully scalable and modular and they provide the flexibility to support traditional client/server, web-based or service oriented architectures. These systems provide seamless integration with other applications via standard XML integration methods.

PDSC’s Flagship Service System (“Flagship System”) a service relationship management product, is geared to medium and large size clients and is scaleable and customizable. The key to its scalability and customization is the use of the IBM UniVerse data server and the System-Builder tool set. The IBM UniVerse data server is an extended relational, multi-value data server designed for embedding in vertical applications. The System Builder tool set is a cross-platform application development and deployment environment that enables developers to quickly design IBM UniVerse/UniData data server structures. PDSC’s systems are licensed per number of concurrent users.
Sales and Distribution
Service Relationship Management Software and Services
Approximately 97% and 97% of PDSC revenue for 2007 and 2006, respectively, was derived from under two Statements of Work, or SOWs, with IBM. The SOWs covered software license fees up to $5.0 million, plus monthly billings for services as provided. To date, we have received $4.0 million of the software license fees, which we have deferred and are recognizing over the estimated warranty period. The SOWs adopt and incorporate by reference the terms and conditions of a Licensed and Developed Works Agreement, or LDW, which PDSC and IBM entered into on April 1, 1999. The SOWs became effective beginning May 1, 2006. IBM sent us notices of termination of the SOW covering the monthly services in February 2008 and the software license fees in March 2008.
Competition
Our service relationship management software business competes with SAP and People Soft, among other software companies. Many of our competitors have significantly greater financial, technological, marketing and other resources than we do.
Suppliers
Our Advanced Technology segment does not have any major suppliers and does not enter into contracts with its suppliers. To date, the Advanced Technology segment has not been materially or adversely affected by the inability to obtain materials or products.
Government Regulation
Laws and Regulations Pertaining to RFID Technologies
Our active RFID systems, as well as our RFID systems that use our implantable microchip, rely on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission (“FCC”) and Industry Canada regulations, as well as the laws and regulations of other jurisdictions that we sell our products, governing the design, testing, marketing, operation and sale of RFID devices. Accordingly, all of our products and systems have the FCC equipment authorization, the Industry Canada equipment authorization, or other jurisdictions’ authorizations, as appropriate.
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
Industry Canada Regulations
Industry Canada regulates the design, sale and use of radio communications devices in accordance with its Radio Standards Specifications (“RSS”) and Radio Standards Procedures (“RSP”). As intentional emitters, our RFID devices are subject to Industry Canada’s RSP-100, which establishes the procedures by which RFID communications equipment receives certification by Industry Canada. The RSP-100 certification procedure and RSS standards ensure that RFID radio devices do not cause interference to licensed spectrum services and that the devices do not produce emissions that are harmful to human health.
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
Regulation by the FDA
Our VeriMed patient identification system is a medical device subject to extensive regulation by the FDA, as well as other federal and state regulatory bodies in the U.S. and comparable authorities in other countries. In October 2004, the VeriMed system received classification as a Class II medical device by the FDA for patient identification and health information purposes. The FDA also permits us to market and sell the VeriMed system in the U.S.

FDA Premarket Clearance and Approval Requirements.
Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the U.S. will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) or a premarket approval application (“PMA”) from the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III - depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring premarket approval.
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
We have registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the quality system regulation and other regulations, and these inspections may include the manufacturing facilities of our suppliers. The DAC manufacturing facility located in St. Paul, Minnesota, was inspected by the FDA in late May and early June 2006, during which the FDA inspector conducted a routine Level II Quality System Inspectional Technique inspection. During the inspection, the FDA inspector made three verbal observations regarding deviations in DAC’s quality system unrelated to our implantable microchip. It is our understanding that DAC has corrected the three deviations. To our knowledge, the Raytheon Microelectronics España facility has not yet been inspected by the FDA.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	FDA Form 483s, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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
National Animal Identification System
The USDA is involved in the development and implementation of a planned National Animal Identification System as well as in the regulation of certain aspects of the companion animal business. While the regulations governing these activities are not yet finalized, it is expected that such regulations will have an impact on our operations in the livestock and companion animal markets. Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine, and the FDA has determined that DAC’s product, as presently configured, is unregulated.
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
Environmental Regulation
We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes. We expect our operations and products will be affected by future environmental laws and regulations, but we cannot predict the effects of any such future laws and regulations at this time. Our distributors who place our products on the market in the European Union are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive. Noncompliance by our distributors with EU Directive 2002/96/EC may adversely affect the success of our business in that market. Additionally, we are investigating the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive which took effect on July 1, 2006. We do not expect the RoHS Directive to have a significant impact on our business.
Intellectual Property
We rely on a combination of patents, copyrights, trade secrets (including know-how), employee intellectual property agreements and third-party agreements to establish and protect proprietary rights in our products.
Animal Applications and GPS and Radio Communications Segments
DAC and Bio-Thermo are registered trademarks. SARBE™ has trademark protection in Europe. The following patents are among those owned by DAC:
•	U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders,” issued on May 18, 1993. This patent covers a portion of the implantable microchip technology, which DAC licenses to VeriChip. In 1994, Destron/IDI, Inc., a predecessor company to DAC, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Application segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. We retained all rights to the patent in connection with our Animal Applications business. This patent expires in 2008.

•	U.S. Patent No. 7,176,846, “Passive Integrated Transponder Tag With Unitary Antenna Core”, issued on February 13, 2007 covers our method of manufacturing an RFID microchip wherein the coil and integrated circuit are unified thereby allowing more space for coil material, which enables a greater capture of magnetic field resulting in longer read distance. This patent expires in 2020.

•	U.S. Patent No. 7,015,826, “Method And Apparatus For Sensing And Transmitting A Body Characteristic Of A HOST,” issued on March 21, 2006. This patent covers our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal. This patent expires in 2023.

•	U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” issued on September 14, 1999. This patent covers our RFID tag readers that are capable of reading different RFID tags of different frequencies or differing communications protocols. The patent expires in 2016.

•	U.S. Patent No. 5,041,826, “Identification System”, issued on August 20, 1991. This patent covers our RFID tag readers and the communication protocol used to communicate with RFID tags. This patent expires in 2008.

•	U.S. Patent No. 5,166,676, “Identification System”, issued on November 24, 1992. This patent covers our RFID tags and the communication protocol used to communicate with RFID tag readers. This patent expires in 2009.

•	U.S. Patent No. 6,369,694, “Apparatus And Method For Remotely Testing A Passive Integrated Transponder Tag Interrogation System”, issued on April 9, 2002. This patent covers our method for remotely testing transponders within a fixed field. This patent expires in 2020.

•	U.S. Patent No. 6,700,547, “Multidirectional Walkthrough Antenna”, issued on March 2, 2004. This patent covers our walkthrough antenna for communicating with interrogators used to read information from transponders attached to livestock. This patent expires in 2020.

•	U.S. Patent No. 6,833,790, “Livestock Chute Scanner”, issued on December 21, 2004. This patent covers our interrogator device for reading a plurality of transponders including reading a plurality of transponders attached to livestock. This patent expires in 2020.

•	U.S. Patent No. 7,125,382, “Embedded Bio-Sensor System”, issued on October 24, 2006. This patent covers our passive implantable devices which monitors physiological parameters of a patient. This patent expires in 2023.
As discussed above, DAC currently licenses to VeriChip the technology underlying is human implantable microchips, which is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders” as well as an exclusive license for U.S. Patent No. 7,125,382, “Embedded Bio-Sensor System” for use in a joint development project as discussed previously. In 1994, Destron/IDI, Inc., a predecessor company to DAC, granted a co-exclusive license under U.S. Patent No. 5,211,129, other than for certain specific fields of use related to our Animal Application segment, which were retained by the predecessor company, Hughes, and its then wholly-owned subsidiary, HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. See the additional discussion regarding this patent below under the discussion of our Healthcare and Security and Industrial segments’ intellectual property.
In connection with the acquisition of Geissler Technologies Corporation on January 15, 2008, we acquired the rights to the following United States patent applications: (i) Provisional Patent Application No. 61/002,120, filed November 6, 2007 entitled “Radio Frequency Animal Tracking System” which technology covers enhancements to existing dual frequency and anti-collision technologies; (ii) Provisional Patent Application No. 60/881,653, filed January 21, 2007 entitled “Animal Management System including Radio Animal Tag and Additional Transceiver(s)” and the non-provisional and international (PCT) patent applications which were filed on January 21 2008 with the same title, which technology provides a proprietary system for monitoring the health of an animal by tracking the amount of time an animal spends at feeding and watering stations; (iii) Provisional Patent Application No. 60/979,564, filed October 12, 2007 entitled “Electronic Tag” and the non-provisional patent application which was filed on March 7, 2008 with the same title, which technology provides a proprietary system for injection molding devices including electronic circuitry; (iv) Provisional Patent Application No. 60/967,571 entitled “RTAG Hospital System” and 60/967,739 entitled “Hospital Inventory Management Including Radio Tag(s) and Additional Transceiver(s),” each of which was filed on September 5, 2007, and the non-provisional patent application which was filed on March 7, 2008 with the same title, which covers proprietary technology that improves a hospital’s ability to track and monitor its equipment through the use of RFID technology; and (v) Provisional Patent Application No. 60/855,902 filed October 31, 2006 entitled “Power Management in Radio Frequency Devices” and the non-provisional and international (PCT) patent applications which were filed on October 30, 2007 with the same title, which proprietary technology covers a power management system and protocols.

Healthcare and Security and Industrial Segments
Our Healthcare segment’s patent portfolio consists of patents issued in the U.S. and patents issued in Canada, including the following:
•	U.S. Patent No. 6,144,303, “Tag and System for Patient Safety Monitoring,” applies to infant protection tags that sense when they are in contact with the skin. The tag can generate an alarm when it is removed. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,260,577, which expires in 2019.

•	U.S. Patent No. 5,977,877, “Multiple Conductor Security Tag,” which is licensed from BI Incorporated, applies to tags attached with bands that can detect unauthorized cutting of a band attached to a person or object. This patent expires in 2018.

•	U.S. Patent No. 5,374,921, “Fiber Optic Security and Communications Link” applies to security tags with an optical fiber in the band to detect unauthorized removal. This patent expires in 2011. The corresponding issued patent in Canada is Canadian Patent No. 2,055,266, which expires in 2011.

•	U.S. Patent No. 6,137,414, “Asset Security Tag,” applies to asset protection tags that can generate an alarm if the asset to which it is attached (such as a piece of hospital equipment) is moved to an unauthorized area or if the tag is removed without authorization. This patent expires in 2019.

•	U.S. Patent No. 6,456,191, “Tag System with Anti-Collision Features,” applies to RFID tags with communication features that allow communications with multiple tags in close proximity to one another. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,266,337, which expires in 2019.

•	U.S. Patent No. 7,116,230, “Asset Location System, applies to an RFID tagging system that utilizes a portable receiver, instead of a network of fixed receivers, to track, analyze and prioritize information on the location of tagged assets within a building or warehouse. This patent expires in 2025.
In addition to the patents described above, our Healthcare segment uses, under a license agreement, DAC’s U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” which applies to RFID tag readers that are capable of reading different kinds of RFID tags with differing communications protocols. The patent expires on May 3, 2016. Our Healthcare segment also had a license from BI Incorporated under U.S. Patent No. 4,952,913, “Tag for Use with Personnel Monitoring System,” which applied to tags, for individuals, that sense and report tampering. The patent expired in 2007. This patented technology was used in our Hugs infant protection system.
Our Healthcare segment obtains the implantable microchip used in our VeriMed and VeriTrace systems from DAC, under the terms of a supply agreement. DAC, in turn, obtains the implantable microchip from RME, a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to DAC, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Application Segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc. (“HID”). The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. DAC sources the implantable microchip directly from RME, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification applications. In October 2007, DAC and the successor to HID executed a cross-license which includes DAC obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. DAC has, in turn, sublicensed those rights to VeriChip. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights.
We are seeking registration of our VeriChip trade name in various product markets in the U.S. and elsewhere in the world. However, in June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. We and VeriSign are seeking to amicably resolve the opposition proceeding. Settlement negotiations are ongoing; however, the proceeding is currently active, and we served further discovery to VeriSign on January 3, 2008 to obtain information that will be relevant to any settlement. In the event an amicable resolution is not reached and VeriSign is successful in the opposition proceedings, our applications to register “VeriChip” and other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of “VeriChip” and the other “Veri-” marks and/or seek monetary damages from us for use of these marks, however this appears unlikely. If VeriSign were to bring a court action and prevail in that action, we may be required to change VeriChip’s corporate name and re-brand some of our products, such as VeriMed and VeriTrace, as well as to possibly pay damages to VeriSign for our use of any trademarks found to have been confusingly similar to those of VeriSign.

Advanced Technology Segment
Our Advanced Technology segment does not have any significant patents. Certain of its software products are proprietary software, which we have developed in-house and for which we have copyright protection.
Financial Information About Segments
Revenues from our various segments over the past three years were as follows:

	For the Years Ended
	December 31,
	2007	2006	2005
	(in thousands)

Animal Applications	$43,825	$38,058	$35,972
GPS and Radio Communications	34,045	16,351	18,578
Healthcare	23,269	20,508	12,049
Security and Industrial	8,837	6,796	3,819
Advanced Technology	7,502	6,072	2,335
Corporate/ Eliminations	(76)	(356)	(697)

Total	$117,402	$87,429	$72,056

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
Employees
At February 29, 2008, we and our subsidiaries employed approximately 419 employees. Our Animal Applications production workforce is party to a collective bargaining agreement which expires May 31, 2008.
Backlog
At February 29, 2008, we and our subsidiaries had a backlog of approximately $15.6 million compared to a backlog of $4.3 million at February 10, 2007. We expect the entire backlog at February 29, 2008 to be filled in 2008.

Geographic Areas
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
Currently, we operate in four geographic areas: the U.S., which comprises the majority of our operations, Canada, Europe and South America. Our Canadian operations consist of certain operations of VeriChip while our European and South America operations consist of certain operations of DAC. The majority of our revenues and expenses in each geographic area were generated in the same currencies during the three-years ended December 31, 2007, and accordingly, we did not incur any significant foreign currency gains or losses during those years.
Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United			South
	States	Canada	Europe	America	Total
2007
Net revenue	$44,637	$32,030	$39,591	$1,144	$117,402
Property and equipment, net	7,067	840	4,818	404	13,129

2006
Net revenue	$38,754	$27,188	$20,791	$696	$87,429
Property and equipment, net	6,246	824	4,242	220	11,532

2005
Net revenue	$33,920	$15,801	$22,335	$—	$72,056
Property and equipment, net	6,021	758	3,824	—	10,603
For a discussion of risks associated with our foreign operations, please see Item 1A. Risk Factors.
Discontinued Operations
During the three-months ended June 30, 2007, we made a decision to sell our majority-owned subsidiary, InfoTech, and during the three-months ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity and Perimeter. These decisions were made as part of management’s strategy to streamline its operations in order to focus more of its efforts on the RFID and GPS and radio communication markets. This action was also taken in anticipation of the merger with DAC and us effective December 28, 2007. In connection with our decision to sell Computer Equity and our current estimate of its fair market value, we wrote down approximately $9.5 million of Computer Equity’s goodwill during the year ended December 31, 2007. In addition, on July 2, 2007, DAC sold its subsidiary, OuterLink. As a result, InfoTech, Computer Equity, Perimeter and OuterLink are now classified as discontinued operations for all periods presented in our financial statements. InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the unaudited condensed consolidated financial statements and reflect their activities for the same periods presented in the financial statements. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc., one of our wholly-owned subsidiaries, and various other non-core businesses. Therefore, certain liabilities associated with these sold or closed businesses were included in the net liabilities of discontinued operations as of December 31, 2006. During the year ended December 31, 2007, we reversed approximately $5.4 million of these liabilities, as the statute of limitations related to these liabilities expired in 2007. These liabilities were not guaranteed by us and we dot intend to repay these liabilities. The $5.4 million is reflected as other income in the results from discontinued operations.

Sale of InfoTech’s Assets
Effective December 31, 2007, InfoTech sold all of its assets to Corporate Technologies, LLC under the terms and subject to the conditions of an asset purchase agreement, dated November 13, 2007, among InfoTech, InfoTech’s wholly-owned subsidiaries InfoTech USA, Inc., a New Jersey corporation and Information Technology Services, Inc., a New York corporation, and Corporate Technologies. Pursuant to the purchase agreement, Corporate Technologies delivered $800,000 to InfoTech in cash, less a $25,000 holdback that will be paid upon receipt of certain tax clearance letters. Corporate Technologies also delivered $200,000 to Wells Fargo Bank, National Association, as escrow agent, to be held in escrow. The purchase agreement provides that this escrow amount shall be held in escrow for a period of three months following the closing, during which time incremental amounts not to exceed $200,000 shall be paid to InfoTech based on certain rent reductions received . At the end of the three-month escrow period, any amount of the $200,000 escrow amount for which Infotech has not earned for failing to receive rent reductions shall be released to Corporate Technologies with interest thereon. Pursuant to the terms of the purchase agreement, certain assets of InfoTech, including its cash, accounts receivable and inventory and shares that it holds of our common stock, will be retained by InfoTech. InfoTech retained its cash at the time of the closing of the purchase agreement, the cash received from the collection of accounts receivable and the sale of inventory, and the net proceeds from the sale, and will utilize these funds to seek to acquire an operating business unrelated to its current business.
Per the terms of a Consent and Waiver to Asset Sale, dated December 17, 2007, obtained from Laurus, Kallina and certain of their affiliates, our lenders, the Lenders consented to the transactions contemplated by the purchase agreement. However, the Consent and Waiver to Asset Sale will cease to be effective if:
•	InfoTech does not acquire an operating business unrelated to its current business within 180 days after December 31, 2007 (the “Transaction Date”) and InfoTech is not liquidated and its assets are not distributed to its stockholders within thirty days after the Transaction Date;

•	immediately following December 31, 2007, the financial statement of InfoTech are not substantially similar to the pro forma information disclosed to the Lenders; and

•	between December 31, 2007 and the Transaction Date, more than $200,000 is spent by InfoTech.
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
Historically, we have incurred losses and have not generated positive cash flows from operations. We incurred a consolidated loss from continuing operations of $30.2 million, $18.5 million and $4.9 million in the years ended December 31, 2007, 2006 and 2005, respectively, and our consolidated operating activities used cash of $12.1 million and $7.9 million during the years ended December 31, 2007 and 2006, respectively. We have incurred losses from continuing operations in each of the three-years ended December 31, 2007 and our consolidated operating activities have used cash in each of the three-years ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of approximately $500.7 million. We have funded our operating cash requirements, as well as our capital needs, with the proceeds from investing and/or financing activities.
Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control, including the future demand for our RFID and GPS and satellite-based systems. If demand for such systems does not reach anticipated levels, or if we fail to manage our cost structure, we may not achieve or be able to sustain profitability. We believe that we will be able to generate sufficient funds from operations and through financing activities to operate our business over the twelve months ending December 31, 2008. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations and to obtain additional cash to fund our operations will have a material adverse effect on our business, financial condition and results of operations. Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, the protection of our intellectual property rights, our ability to successfully develop and bring to market our new products and technologies and our ability to obtain additional financing through the sale of assets and businesses that we own, and/or the issuance of debt and/or equity. No assurance can be given that we will be successful in achieving profitability and generating sufficient cash from financing activities or from the sale of assets and non-core businesses. If we are unable to generate sufficient cash flow from operations, financing efforts and the sale of assets and non-core businesses we may be unable to continue as a going concern.

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.
From January 1, 2004 to March 12, 2008, the price per share of our common stock has ranged from a high of $8.55 to a low of $0.41. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. This is even more of an issue as we increase our focus on developing and marketing new, unproven products for which there is considerable resistance, as a matter of privacy and other concerns. Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, stockholders may be unable to resell their shares at or above the price at which they acquired them.
If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Capital Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.
Our common stock is currently traded on the Nasdaq Capital Market under the symbol “DIGA.” If we fail to meet any of the continued listing standards of the Nasdaq Capital Market, our common stock could be delisted from the Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:
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
On December 6, 2007, we received a letter from the Nasdaq indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because, for 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4), or the Rule. In accordance with the Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until June 2, 2008, to regain compliance with the Rule.
If, at any time before June 2, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 2, 2008, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Currently, except for the bid price requirement, we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c). Since December 6, 2007, our common stock has traded below $1.00.
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
The combined company may be unable to successfully integrate GT Acquisition Sub, Inc.’s operations or to realize the anticipated benefits of the GTC Merger. As a result, the value of our common stock may be adversely affected.
We entered into the GTC Merger Agreement because we believe that the GTC Merger will be beneficial to us and our stockholders. Achieving the anticipated synergies and growth opportunities from the merger will depend in part upon whether we are able to integrate the business of GT Acquisition Sub, Inc. in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating separate organizations, facilities and systems and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. We operate numerous systems, including those involving accounting and finance, employee benefits, payroll, management information, purchasing and regulatory compliance. The integration of certain operations following the merger will require the dedication of significant management resources, which may distract management’s attention from our day-to-day business. We may not be able to achieve the anticipated long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of our shares of common stock after the completion of the merger.
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
As of March 12, 2008, there were outstanding warrants and options to acquire up 29.1 million additional shares of our common stock, including 11.0 million DAC options and warrants that were converted into 15.4 options and warrants to acquire shares of our common stock in connection with the Merger. We also had 0.6 million additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.
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
Our pet identification and location system is marketed in the U.S. by Schering-Plough. For the year ended December 31, 2007, Schering-Plough accounted for approximately 34% of our Animal Applications segment’s revenues. It may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party. The loss of Schering-Plough as our exclusive distributor may negatively affect future sales. Our contract with Schering-Plough expires on February 13, 2009 and may be renewed for an additional one year term at Schering-Plough’s option. There is no assurance that Schering-Plough will exercise the renewal option. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.

We depend on a small team of senior management and key employees, and we may have difficulty attracting and retaining additional personnel.
Our future success will depend in large part upon the continued services and performance of senior management and other key personnel. If we lose the services of any member of our senior management team, our overall operations could be materially and adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for these individuals is intense. We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.
We and DAC have recently experienced numerous changes with respect to its senior management including changes of its chief executive officer and its chief financial officer. Since DAC depends heavily on the skills of those persons holding senior management positions, the loss of any senior executive could materially adversely affect our financial results. These senior executives, in many cases, have strong relationships with DAC’s customers and suppliers. Therefore, the loss of the services of such senior executives or any general instability in the composition of DAC’s senior management could have a negative impact on its relationship with these customers and suppliers.
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
Technological change could cause our products and technology to become obsolete or require the redesign of our products, which could have a material adverse effect on our businesses.
Technological changes within the industries in which we conduct business may require us to expend substantial resources in an effort to develop new products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful product development and timely product introductions. If we are unable to anticipate or respond to technological changes, our businesses could be adversely affected.

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
Our majority-owned subsidiary, VeriChip, is endeavoring to create a market for its VeriMed system. VeriChip may never achieve market acceptance or significant sales of this system.
VeriChip has been in the process of endeavoring to create a market for its VeriMed system since the FDA cleared the VeriMed system for use for patient identification and health information purposes in October 2004. Through December 31, 2007, VeriChip has generated less than $100 thousand in revenue from sales of the microchip inserter kits, significantly less than it had projected at the beginning of 2006. VeriChip may never achieve market acceptance or more than nominal or modest sales of this system.
VeriChip attributes the modest number of people who, through the date of this joint proxy statement/prospectus, have undergone the microchip implant procedure to the following factors:
•	Many people who fit the profile for which the VeriMed system was designed may not be willing to have a microchip implanted in their upper right arm.

•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed system as part of their standard protocol.

•	Physicians may be reluctant to discuss the implant procedure with their patients because of the costs to their patients.

•	The media has from time to time reported, and may continue to report, on the VeriMed system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not magnetic resonance imaging, or MRI, compatible. There have also been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals.

•	Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information, such as name, contact information, and personal health records, may contribute to such concerns.

•	Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In 2006, a number of states introduced, and at least three states (Wisconsin, California and North Dakota) enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While VeriChip supports all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.

•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.

•	At present, no clinical studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed.
In light of these and perhaps other factors, it is difficult to predict whether the VeriMed system will achieve market acceptance, how widespread that market acceptance will be, and the timing of such acceptance. Accordingly, VeriChip is uncertain as to whether it will generate the level of future revenue and revenue growth it has forecast from sales of the VeriMed system.

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
Even if our VeriMed system achieves some level of market acceptance, the anticipated significant and growing recurrent revenue from microchip-implanted persons subscribing to its database may not be realized.
VeriChip’s business model envisions that its VeriMed system will achieve some level of penetration within its target market for such system: the approximately 45 million at-risk people in the U.S. with cognitive impairment, chronic diseases and related conditions, or implanted medical devices. The model also anticipates VeriChip deriving significant and growing recurrent revenue from subscriptions to its database by persons implanted with its microchip. However, a person implanted with the microchip may decide not to subscribe to VeriChip’s database if, for example, the hospital emergency room where he or she would most likely be taken in an emergency maintains its own database. VeriChip does not currently anticipate that a significant percentage of VeriMed-adopting hospitals and other healthcare facilities will choose to provide databases for this purpose. However, future regulatory changes, such as in connection with the U.S. government’s efforts to address inefficiencies in the U.S. healthcare system related to information technology, could spur hospitals and other healthcare facilities to establish systems to maintain electronic health records. This might have the effect of reducing the number of people implanted with the microchip who might otherwise subscribe to VeriChip’s database which could, in turn, negatively affect the future revenue that VeriChip anticipates it will derive from the VeriMed system.
Initially, VeriChip anticipates that individuals implanted with its microchip will take responsibility for inputting all of their information into VeriChip’s database, including personal health records, as physicians currently have little interest in being involved in this process — primarily because of liability concerns and because they are generally not paid for this service. Over time, VeriChip envisions that persons implanted with its microchip may prevail upon their physicians to assist them with the inputting of information for which, by virtue of their medical training, physicians are better equipped to handle. If this does not occur, emergency room personnel and emergency medical technicians may lack confidence in the accuracy and completeness of implanted persons’ personal health records in the database. This could negatively affect the revenue VeriChip anticipates it will derive in the future from the VeriMed system.
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
VeriChip obtains the implantable microchip used in its VeriMed and VeriTrace systems and DAC obtains the implantable microchip used in its Animal Applications segment’s products from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase the per-unit cost of production of the microchip.
At present, DAC is VeriChip’s sole supplier of VeriChip’s implantable microchip under the terms of an agreement VeriChip entered into with DAC in December 2005. DAC, in turn, sources the microchip from Raytheon Microelectronics España S.A., or RME, the actual manufacturer, under a supply agreement between DAC and RME for use by VeriChip in its VeriMed and VeriTrace Systems and DAC in its Animal Applications segment’s products. The term of that agreement expires on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. DAC and RME each own certain of the automated equipment and tooling used in the manufacture of the microchip. Accordingly, it would be difficult for DAC to arrange for a third party other than RME to manufacture the implantable microchip if, for any reason, RME was unable to manufacture the implantable microchip or RME did not manufacture sufficient implantable microchips for DAC to satisfy its requirements. Even if DAC were able to arrange to have the implantable microchip manufactured in another facility, we believe that making such arrangements and commencement of production could take at least three to six months. A supply disruption of this length could cause customers to cancel orders, negatively affect future sales and damage the business reputation of each of DAC and VeriChip. In addition, the per-unit cost of production at another facility could be more than the price per unit that DAC currently pays and that VeriChip currently pays to DAC.
VeriChip’s sales of systems that incorporate its implantable microchip for human use may be enjoined by third parties who have rights to the intellectual property used in these systems, and VeriChip may be required to pay damages that would have an adverse effect on its business.
VeriChip may face a claim that it is violating the intellectual property rights of one or more third parties with respect to U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” If such a claim is successful, VeriChip could be required to cease engaging in activities to market its systems that utilize the implantable microchip and to pay damages, which may be substantial. VeriChip obtains the implantable microchip used in VeriChip’s VeriMed and VeriTrace systems from DAC, under the terms of a supply agreement. DAC, in turn, obtains the implantable microchip from RME, under a separate supply agreement. The technology underlying VeriChip’s VeriMed and VeriTrace systems is covered, in part, by U.S. Patent No. 5,211,129. In 1994, Destron/IDI, Inc., a predecessor company to DAC, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, or HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed in 1994 to Hughes and HID were freely assignable, and VeriChip does not know which party or parties currently have these rights or whether these rights have been assigned, transferred or conveyed to any third party. VeriChip sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc., was merged in 1997. However, VeriChip has no documentation that establishes its right to use the patented technology for human identification and security applications. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against VeriChip asserting that VeriChip is violating its rights. DAC and the successor to HID have executed a cross-license which includes DAC obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the U.S. Patent No. 5,211,129, for which it purports certain ownership rights to. DAC has, in turn, sublicensed those rights to VeriChip. If such a claim is successful, sales of the VeriMed or VeriTrace systems could be enjoined, and VeriChip could be required to cease its efforts to create a market for these systems until the patent expires in April 2008. In addition, VeriChip could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, VeriChip would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to its reputation, and the potential impairment in the marketability of its systems even after the expiration of the patent, which could harm its business and negatively affect its prospects.

The expiration of patents in 2008 and 2009 covering the implantable microchip technology used in our Animal Applications segment will expose us to potential competition that may have a material adverse effect on its sales and results of operations.
We rely on patents covering the implantable microchip technology used by DAC in our Animal Applications segment and by VeriChip. For the years ended December 31, 2007 and 2006, sales of Animal Applications’ products relying on this technology were $22.0 million and $13.8 million, respectively. (VeriChip has not yet generated any significant revenue from sales of the implantable microchip.) These patents expire in 2008 and 2009. Without patent protection, our competitors may independently develop similar technology or duplicate our systems, which may have a material adverse effect on our sales and results of operations.
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
DAC competes with other companies in the visual and electronic identification and pilot locator beacon markets, and the products sold by our competitors could become more popular than its products or render its products obsolete.
The markets for visual and electronic identification and pilot locator beacon products are highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, that its principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc., and that its principal competitors in the pilot locator beacon market are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc.
In addition, other companies could enter this line of business in the future. Many of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and those competitors may develop or market technologies and products that are more widely accepted than our or that would render our products obsolete or noncompetitive.
Infringement by third parties on our intellectual property or development of substantially equivalent proprietary technology by our competitors could negatively affect our businesses.
Our success depends significantly on our ability to:
•	maintain patent and trade secret protection;

•	obtain future patents and licenses; and

•	operate without infringing on the proprietary rights of third parties.
There can be no assurance that the measures we have taken to protect our intellectual property will prevent the misappropriation or circumvention of our intellectual property. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others. Litigation to establish the validity of patents and to assert infringement claims against others can be expensive and time-consuming, even if the outcome, which is often uncertain, is in our favor. Infringement on our intellectual property or the development of substantially equivalent technology by our competitors could have a material adverse effect on our business.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the U.S..
The laws of some foreign countries do not protect intellectual property to as great an extent as do the laws of the U.S.. Policing unauthorized use of the intellectual property utilized in our systems and system components is difficult, and there is a risk that our means of protecting our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems, which would likely reduce our sales in these countries. Furthermore, some of our patent rights may be limited in enforceability to the U.S. or certain other select countries, which may limit our intellectual property rights abroad.
VeriChip may not be successful in its efforts to obtain federal registration of its trademarks containing the “Veri” prefix with the U.S. Patent and Trademark Office.
In June 2004, VeriSign, Inc., or VeriSign, filed oppositions with the U.S. Patent and Trademark Office, objecting to the registration of the VeriChip trade name and trademarks that begin with the “Veri” prefix. We and VeriSign are seeking to amicably resolve the opposition proceeding. Settlement negotiations are ongoing; however, the proceeding is currently active, and we served further discovery to VeriSign on January 3, 2008 to obtain information that will be relevant to any settlement. In the event an amicable resolution is not reached and VeriSign is successful in the opposition proceedings, our applications to register VeriChip and our other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin VeriChip’s use of VeriChip and the other “Veri-” marks and/or seek monetary damages from its use of these marks. If VeriSign were to bring a court action and prevail in that action, VeriChip may be required to re-name and re-brand some of its products, such as VeriMed, VeriChip and VeriTrace. In addition, we and VeriChip could be required to pay damages to VeriSign for our prior use and VeriChip’s current use of any trademarks found to have been confusingly similar to those of VeriSign.
Implantation of VeriChip’s human implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of its systems that incorporate the implantable microchip.
The implantation of VeriChip’s implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. As more people are implanted with the implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain VeriChip’s sales of the VeriMed system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage VeriChip’s business reputation, leading to loss in sales of its other systems targeted at the healthcare market, which would harm its business and negatively affect its prospects.
If VeriChip is required to effect a recall of its implantable microchip, its reputation could be materially and adversely affected and the cost of any such recall could be substantial, which could adversely affect its results of operations and financial condition.
From time to time, implanted devices have become subject to recall due to safety, efficacy, product failures or other concerns. To date, VeriChip has not had to recall any of its implantable microchips. However, if, in the future, VeriChip is required to effect such a recall, the cost of the recall, and the likely related loss of system sales, could be substantial and could materially and adversely affect its results of operations and financial condition. In addition, any such recall could materially adversely affect its reputation and its ability to sell its systems that make use of the implantable microchip, which would harm its business.
Interruptions in access to, or the hacking into, VeriChip’s VeriMed patient information database may have a negative impact on its revenue, damage its reputation and expose it to litigation.
Reliable access to the VeriMed patient information database is a key component of the functionality of the VeriMed system. VeriChip’s ability to provide uninterrupted access to the database, whether operated by VeriChip or one or more third parties with whom it contracts, will depend on the efficient and uninterrupted operation of the computer and communications systems involved. Although certain elements of technological, power, communications, personnel and site redundancy are maintained, the database may not be fully redundant. Further, the database may not function properly if certain necessary third-party systems fail, or if some other unforeseen act or natural disaster should occur. In the past, VeriChip has experienced short periods during which the database was inaccessible as a result of development work, system maintenance and power outages. Any disruption of the database services, computer systems or communications networks, or those of third parties that VeriChip relies on, could result in the inability of users to access the database for an indeterminate period of time. This, in turn, could cause VeriChip to lose the confidence of the healthcare community and persons who have undergone the microchip implant procedure, resulting in a loss of revenue and possible litigation.

In addition, if the firewall software protecting the information contained in VeriChip’s database fails or someone is successful in hacking into the database, VeriChip could face damage to its business reputation and litigation.
Regulation of products and services that collect personally-identifiable information or otherwise monitor an individual’s activities may make the provision of VeriChip’s services more difficult or expensive and could jeopardize its growth prospects.
Certain technologies that VeriChip currently supports, or may in the future support, are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally- identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of its business. In the U.S., these laws include the Health Insurance Portability and Accountability Act, or HIPAA, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act, as well as various state laws and related regulations. Although VeriChip is not a covered entity under HIPAA, it has entered into agreements with certain covered entities in which it is considered to be a “business associate” under HIPAA. As a business associate, VeriChip is required to implement policies, procedures and reasonable and appropriate security measures to protect individually-identifiable health information it receives from covered entities. VeriChip’s failure to protect health information received from customers could subject it to liability and adverse publicity, and could harm its business and impair its ability to attract new customers.
In addition, certain governmental agencies, like the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. VeriChip is also subject to the laws of those foreign jurisdictions in which it operates, some of which currently have more protective privacy laws. If VeriChip fails to comply with applicable regulations in this area, its business and prospects could be harmed.
Certain regulatory approvals generally must be obtained from the governments of the countries in which VeriChip’s foreign distributors sell its systems. However, any such approval may be subject to significant delays or may not be obtained. Any actions by regulatory agencies could materially and adversely affect VeriChip’s growth plans and the success of its business.
If VeriChip fails to comply with anti-kickback and false claims laws, VeriChip could be subject to costly and time-consuming litigation and possible fines or other penalties.
VeriChip is, or may become subject to, various federal and state laws designed to address healthcare fraud and abuse, including anti-kickback laws and false claims laws. The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid, or any other federally-funded healthcare program. This statute also prohibits remuneration in return for purchasing, leasing, or ordering or arranging, or recommending the purchasing, leasing, or ordering, of items or services payable by Medicare, Medicaid, or any other federally-funded healthcare program. The anti-kickback laws of various states apply more broadly to prohibit remuneration in return for referrals of business payable by payers other than federal healthcare programs.
False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payers, including Medicare and Medicaid, which currently do not provide reimbursement for VeriChip’s human microchip implant procedure, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. VeriChip’s activities relating to the reporting of wholesale or estimated retail prices of its VeriMed system, the reporting of Medicaid rebate information, and other information affecting federal, state, and third-party payment for the VeriMed system will be subject to scrutiny under these laws.
The anti-kickback statute and other fraud and abuse laws are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the anti-kickback statute and other fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid, which currently do not provide reimbursement for VeriChip’s microchip implant procedure. VeriChip has not been challenged by a governmental authority under any of these laws and believes that its operations are in compliance with such laws. However, because of the far-reaching nature of these laws, VeriChip may be required to alter one or more of its practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex, and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. If VeriChip is found to have violated these laws, or is charged with violating them, its business, financial condition, and results of operations could suffer, and its management team could be required to dedicate significant time addressing the actual or alleged violations.

Domestic and foreign government regulation and other factors could impair our ability to develop and sell our products in certain markets.
The electronic animal identification market can be negatively affected by such factors as food safety concerns, price, consumer perceptions regarding cost and efficacy, international technology standards, government regulation and slaughterhouse removal of microchips.
We are also subject to federal, state and local regulation in the U.S., including regulation by the FDA, the Federal Communications Commission, or FCC, and the U.S. Department of Agriculture, or USDA, and similar regulatory bodies in other countries. We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets. We are required to obtain regulatory approval before marketing most of our products. The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development. Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our businesses.
DAC’s foreign operations pose additional risks to its businesses.
DAC operates its businesses and markets its products internationally. During the years ended December 31, 2007 and 2006, approximately 55% and 51% of its sales were to private and public businesses in foreign countries. DAC’s foreign operations are subject to the risks described herein, as well as risks related to compliance with foreign laws and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, currency exchange rate fluctuations, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could have an adverse effect on DAC’s financial results.
We have substantial debt and debt service.
As of December, 2007, our indebtedness totaled approximately $33.0 million. As a result, we incur significant interest expense. In addition, we are obligated to make monthly principal payments under the terms of our notes. Our debt agreements contain certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. Additionally, we granted Laurus a first priority security interest and granted Kallina a security interest in substantially all of our assets, and we pledged all of the issued and outstanding capital stock we own in InfoTech and certain of our other wholly-owned subsidiaries and a portion of the issued and outstanding stock we own in VeriChip. On January 14, 2008, GT Acquisition Sub, Inc. entered into joinder agreements with Kallina, which provide that DAC pledge the stock of GT Acquisition Sub, Inc. to Kallina and joins GT Acquisition Sub, Inc. as a party to the Security Agreement and IP Security Agreement, each dated August 31, 2007, entered into between DAC, certain of its subsidiaries and Kallina, and that GT Acquisition Sub, Inc. will become a guarantor under the Subsidiary Guaranty, dated August 31, 2007, entered into between us, certain of our subsidiaries and Kallina. We also agreed to guarantee the obligations of DAC under a $6.0 million, revolving asset-based debt financing transaction with Kallina pursuant to the terms of a security agreement, dated August 31, 2007, among DAC, certain of DAC’s subsidiaries and Kallina. In addition, on February 29, 2008, VeriChip entered into a term note with Valens Offshore SPV II, Corp. (The terms of our indebtedness are more fully described in Note 9 to our consolidated financial statements.)
VeriChip is indebted to us under the terms of that certain (i) Commercial Loan Agreement dated December 27, 2005, as amended, between us and VeriChip, (ii) Security Agreement dated December 27, 2005, as amended, between us and VeriChip, and (iii) Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007, as amended, from VeriChip in favor of us, as more fully discussed above under Other Events. VeriChip’s default or inability to repay its note to us could adversely impact our ability to meet our obligations to Laurus, Kallina and others.

The degree to which we are leveraged could have important consequences, including the following:
•	our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited, or financing may not be available on terms favorable to us or at all; and

•	a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities.
A default under either note by us or a default under the financing transaction by DAC could result in acceleration of indebtedness and permit Laurus or Kallina to foreclose on our assets and the stock we have pledged in our subsidiaries.
Our results of operations may be adversely affected if we write-off goodwill and other intangible assets.
As of December 31, 2007, we had goodwill and other intangible assets of approximately $95.5 million. On January 1, 2002, we adopted Financial Accounting Standards No. 142, or FAS 142, which requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually by applying a fair value based test. In the fourth quarters of 2007, 2006 and 2005, we performed our annual impairment test for goodwill and certain other intangible assets using a fair value based approach, primarily discounted cash flows. During the fourth quarter of 2007, we recorded an impairment charge of approximately $4.6 million for goodwill associated with our DSD Holding business. In addition, during 2007, 2006 and 2005, we recorded an impairment charge of approximately $9.5 million, $6.6 million and $7.1 million, respectively, for goodwill and other intangible assets associated with our discontinued companies, Computer Equity and OuterLink, which are included in our results from discontinued operations. We assess the fair value of our goodwill and other intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If we determine that significant impairment has occurred, we are required to write off the impaired portion of goodwill and our other intangible assets. Impairment charges could have a material adverse effect on our operating results and financial condition.
The sale of shares of common stock to third parties by our subsidiaries at prices below the per share carrying amount of our investments has given (and may, in the future, give) rise to losses in our consolidated statement of operations and our inability to consolidate their operations.
In the past, VeriChip, DAC and InfoTech have issued shares of their common stock to third parties at prices per share lower than the per share carrying amount of our investment in these subsidiaries, triggering losses in our consolidated statement of operations. In addition, the issuances of stock by VeriChip and DAC have given rise to losses as a result of the dilution of our ownership interest in these subsidiaries. Future stock issuances to third parties, including upon the exercise of stock options and warrants, may give rise to additional losses. Such losses would reduce our net income, perhaps significantly. In addition, such issuances give rise to a decrease in our ownership position.
We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at the anticipated prices.
On December 31, 2007, the book value of our inventory was $15.8 million. Our inventory may decline in value as a result of technological obsolescence or a change in the product. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.
Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.
During the years ended December 31, 2007 and 2006, DAC generated approximately 52% and 38%, respectively, of its sales and incurred a portion of its expenses in currencies other than U.S. dollars. Also, VeriChip incurs a significant portion of its payroll in Canadian dollars. To date we have not incurred material amounts of foreign currency gains or losses. However, to the extent that going forward we are unable to match revenues received in foreign currencies with costs paid in the same currency exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

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
If we are found liable in lawsuits that have been brought against us or if we are found liable in other litigation to which we may become subject in the future, we may be forced to pay substantial damages and change our business practices, which could have a material adverse effect on our revenue and profitability.
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these estimates. If we are unsuccessful in the defense against any of the legal proceedings, we may be forced to pay substantial damages or change our business practices or pricing structure, or both, any of which could have a material adverse effect on our revenue, cash flows and profitability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Our corporate headquarters are located in Delray Beach, Florida. At December 31, 2007, we were obligated under leases for approximately 160,548 square feet of facilities, of which 49,463 square feet was for office facilities and 111,086 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 31,892 square feet of office space and 47,800 square feet of factory and warehouse facilities.
The following table sets forth our owned and leased properties by business segments (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Animal Applications	31,892	6,867	47,800	11,100	79,692	17,967
GPS and Radio Communications	—	21,135	—	84,130	—	105,265
Healthcare	—	10,505	—	12,606	—	23,111
Security and Industrial	—	2,550	—	3,250	—	5,800
Advanced Technology	—	5,805	—	—	—	5,805
Corporate (1)	—	2,600	—	—	—	2,600

Total	31,892	49,462	47,800	111,086	79,692	160,548

(1)	In 2007 our Corporate offices moved to DAC’s leased office space and VeriChip took over our previous Corporate office facility.

The following table sets forth the principal locations of our properties (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
California	—	5,805	—	—	—	5,805
Canada	—	8,000	—	13,000	—	21,000
Europe	—	4,400	—	11,100	—	15,500
Florida	—	10,511	—	—	—	10,511
Minnesota	31,892	—	47,800	—	79,692	—
South America	—	2,467	—	—	—	2,467
United Kingdom	—	21,135	—	84,130	—	105,265

Total	31,892	52,318	47,800	108,230	79,692	160,548

ITEM 3. LEGAL PROCEEDINGS
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 20 to our consolidated financial statements, which is incorporated herein by reference, for a description of certain legal proceedings that we have settled during the fourth quarter of 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of our stockholders. was held on November 27, 2007. The meeting was reconvened on December 21, 2007 only with respect to Proposal 1. All of the proposals were approved. The meeting was held to:
1)	Approve the issuance of shares of our common stock to DAC stockholders pursuant to the agreement and plan of reorganization, dated as of August 8, 2007, among us, Digital Angel Acquisition Corp., a wholly-owned subsidiary of ours, and DAC. The proposal received 23,038,564 votes for, 2,563,459 votes against, 262,052 abstentions and 32,125,245 broker non-votes;

2)	Approve and adopt an amendment to our certificate of incorporation to increase the total number of authorized shares of our capital stock from 130 million shares, of which 125 million shares are common stock, to 170 million shares, of which 165 million shares will be common stock. The proposal received 50,942,353 votes for, 6,512,684 votes against, and 534,283 abstentions;

3)	Ratify the appointment of Michael E. Krawitz as a member of our board of directors to hold office until the 2010 Annual Meeting of Stockholders or until his successor has been duly elected and qualified. The proposal received 52,692,232 votes for, 3,906,553 votes against, and 1,390,535 abstentions;

4)	Approve the issuance of shares of our common stock in lieu of cash to five officers of ours, including our president and chief executive officer, should severance payments be triggered and should we desire or be obligated to issue common stock instead of cash. The proposal received 22,095,729 votes for, 3,249,554 votes against, 518,791 abstentions and 32,125,246 broker non-votes; and

5)	If submitted to a vote of the our stockholders, approve an adjournment or postponement of the special meeting, including, if necessary, to solicit additional proxies in favor of the merger proposals if there are not sufficient votes for these proposals. The proposal received 50,889,763 votes for, 5,850,596 votes against, and 1,248,961 abstentions.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Capital Market under the symbol “DIGA.”
The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

	High	Low

2006
First Quarter	$3.06	$2.50
Second Quarter	2.91	1.60
Third Quarter	1.95	1.34
Fourth Quarter	2.82	1.56

2007
First Quarter	$2.33	$1.45
Second Quarter	1.62	1.16
Third Quarter	1.40	0.85
Fourth Quarter	1.14	0.41
On February 29, 2008, the closing sale price of our common stock on the Nasdaq Capital Market was $0.83 per share.
Holders
According to the records of our transfer agent, as of February 29, 2008, there were approximately 2,075 holders of record of our common stock.
Dividends
We have never paid cash dividends on our common stock. Currently, so long as twenty-five percent of the principal note that we have issued to our lender, Laurus, is outstanding we are prohibited from paying any form of dividends with respect to our common stock without Laurus’ prior written approval.
Securities Authorized for Issuance Under Equity Compensation Plans
During 2007, we granted 50,000 shares of common stock under our 2003 Flexible Stock Plan for executive compensation. We granted 110,000 options during 2007 under our equity compensation plans. As of December 31, 2007, the following shares of our common stock were authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information
(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average exercise	future issuance under
	be issued upon exercise	price per share of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category (1)	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	18,317,393	$2.80	2,690,887	(2)
Equity compensation plans not approved by security holders (3)	—	—	—

Total	18,317,393	$2.80	2,690,887

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 12 to our consolidated financial statements.

(2)	Includes 560,948 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

(3)	In addition, we have made grants outside of our equity plans and have outstanding options exercisable for 925,000 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities
None.
The following table provides information regarding repurchases made by VeriChip of its common stock under a stock repurchase program:

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE FOURTH QUARTER OF 2007(1)
			(c) Total Number	(d) Approximate
			of Shares (or	Dollar Value of
			Unitss) Purchased	Shares (or Units)
	(a) Total Number	(b) Average	as Part of	that May Yet Be
	of Shares (or	Price Paid per	Publicaly	Purchased
	Units) Purchased	Share (or Unit)	Announced Plans	Under the Plans
Period	(2)	(3)	or Programs	or Programs
10/1/2007 - 10/31/2007	163,199	$4.18	163,199	$0
Total	163,199	$4.18	163,199	$0

(1)	VeriChip’s stock repurchase program was announced on September 20, 2007. VeriChip’s board of directors unanimously authorized the repurchase of up to $1.5 million of our common stock over a four month period.

(2)	All shares were purchased through our publicly announced stock repurchase plan. The purchases were made in open market transactions.

(3)	The average price paid per share includes commissions paid to effect the transactions.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.
PERFORMANCE GRAPH
The following performance graph compares the changes from December 31, 2002 through December 31, 2007, in the cumulative total value of $100 hypothetically invested in each of (i) our common stock, (ii) the Russell 2000 Stock Index, (iii) Nasdaq Stock Market® — U.S., and (iv) the AMEX - U.S.
Cumulative Total Return
Based on Investment of $100
December 31, 2002 — December 31, 2007

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2007. The selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2007, and the Balance Sheet Data as of December 31, 2007 and 2006 have been derived from, and qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Statement of Operations Data for the years ended December 31, 2004 and 2003, and the Balance Sheet Data as of December 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this Annual Report.

	For the Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Statement of Operations Data:
Revenue	$117,402	$87,429	$72,056	$47,005	$38,631
Cost of sales	66,319	45,186	37,071	26,056	22,072

Gross profit	51,083	42,243	34,985	20,949	16,559

Selling, general and administrative expense	68,989	52,997	40,377	27,756	48,576
Research and development	9,379	7,228	5,557	2,837	6,255

Impairment charges	4,632	—	—	—	—
Operating loss	(31,917)	(17,982)	(10,949)	(9,644)	(38,272)
(Gain) loss on sale of assets	(691)	—	—	—	330
Gain on extinguishment of debt	—	—	—	—	70,064
Interest and other income	1,111	1,344	2,659	1,889	900
Interest (expense) recovery	(6,928)	(3,137)	1,936	(2,736)	(22,561)

(Loss) income from continuing operations before benefit (provision) for taxes, minority interest, losses attributable to capital transactions of subsidiaries and equity in net loss of affiliate	(37,043)	(19,775)	(6,354)	(10,491)	9,801

Benefit (provision) for income taxes	902	(145)	522	(1)	(246)

(Loss) income from continuing operations before minority interest, losses attributable to capital transactions of subsidiaries and equity in net loss of affiliate	(36,141)	(19,920)	(5,832)	(10,492)	9,555

Minority interest	12,244	2,510	(73)	(415)	2,094
Net gain (loss) on capital transactions of subsidiaries	3,158	(1,632)	411	11,090	(244)
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(9,437)	503	598	(20,203)	(6,535)

(Loss) income from continuing operations	(30,175)	(18,539)	(4,896)	(20,020)	4,870

(Loss) income from discontinued operations	(1,845)	(8,670)	(5,269)	2,721	(1,727)

Net (loss) income	(32,020)	(27,209)	(10,165)	(17,299)	3,143

Preferred stock dividends and other	—	—	(1,573)	—	—
Accretion of beneficial conversion feature of preferred stock	—	—	(474)	—	—

Net (loss) income attributable to common stockholders	$(32,020)	$(27,209)	$(12,212)	$(17,299)	$3,143

(Loss) Earnings Per Share Adjusted For the Reverse Stock Split
On March 12, 2004, our board of directors authorized a 1-for-10 reverse stock split which was effectuated on April 5, 2004. The reverse stock split had the effect of reducing the number of issued and outstanding shares of our common stock, and accordingly, (loss) earnings per share increased as a result of the decrease in the weighted average number of shares outstanding. The table below presents our basic and diluted (loss) earnings per share giving retroactive effect to the reverse stock split.

	For the Fiscal Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net (loss) income per common share — basic:
Continuing operations	$(0.43)	$(0.27)	$(0.11)	$(0.39)	$0.13
Discontinued operations	(0.03)	(0.13)	(0.08)	0.05	(0.05)

Net (loss) income attributable to common shares — basic	$(0.46)	$(0.40)	$(0.19)	$(0.34)	$0.09

Net (loss) income per common share — diluted:
Continuing operations	$(0.43)	$(0.27)	$(0.11)	$(0.39)	$0.13
Discontinued operations	(0.03)	(0.13)	(0.08)	0.05	(0.05)

Net (loss) income attributable to common shares — diluted	$(0.46)	$(0.40)	$(0.19)	$(0.34)	$0.08

Average common shares outstanding (in thousands):
Basic	69,122	67,338	62,900	51,291	36,178
Diluted	69,122	67,338	62,900	51,291	37,299

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,643	$7,271	$22,062	$30,603	$9,510
Restricted cash	90	81	310	327	765
Current assets from discontinued operations	5,900	6,213	5,848	6,361	4,467
Property and equipment	13,129	11,751	10,849	7,646	7,931
Goodwill and intangibles, net	95,452	82,385	86,231	64,340	63,331
Other assets from discontinued operations	574	671	502	8,408	415
Total assets	171,689	172,225	185,958	140,188	111,931
Current liabilities of discontinued operations	4,587	10,517	10,352	10,256	10,339
Long-term debt	17,223	14,211	15,692	2,288	2,860
Total debt	32,973	21,473	18,511	2,485	8,071
Other liabilities of discontinued operations	2,495	1,059	536	745	—
Minority interest	12,811	47,984	48,325	52,644	21,259
Minority interest, discontinued operations	554	1,090	1,437	1,669	1,770
Stockholders’ equity	70,995	43,864	66,546	40,844	32,736

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:
•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™ and Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to maintain compliance with covenants under our credit facilities;

•	our ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	borrowings under DSD Holding’s existing bank facilities are payable on demand and the facilities could be terminated at any time without notice;

•	the impact on our success of the relative maturity in the U.S., and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•	the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for infant protection and wander prevention systems to gain inroads in the emerging market for asset/personnel location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification (“RFID”) asset/personnel location and identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-location and wireless networking technologies;

•	our ability to complete our efforts to introduce a new vibration monitoring instrumentation platform;

•	uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our reliance on a single source supplied for our implantable microchip;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed and VeriTrace systems will develop and whether we will be able to generate more than a nominal level of revenue from the sale of these systems;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	conflict of interest risks related to our continued affiliation with our majority-owned subsidiaries;

•	our ability to comply with the obligations in our various registration rights agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls; and

•	all statements referring to the future or future events.
Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “projects,” “target,” “goal,” “plans,” “objective,” “may,” “should,” “could,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “hopes,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties (including those described under “Risk Factors” in this Annual Report) that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Actual results could differ materially from those reflected in the forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 31 of this Annual Report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. Other than as required by law, we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report.
Overview
We currently engage in the following principal business activities:
•	developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications;

•	developing and marketing global position systems (“GPS”) enabled products used for location tracking and message monitoring of pilots, aircraft and maritime vehicles in remote locations;

•	developing, marketing and selling Radio Frequency Identification (“RFID”) systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications;

•	developing and marketing service relationship management software and services; and

•	selling vibration monitoring systems.

As of December 31, 2007, our continuing business operations consisted of the operations of three wholly-owned subsidiaries and one majority-owned subsidiary, VeriChip Corporation (“VeriChip”) (NASDAQ: CHIP). On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. As of December 31, 2007, we owned approximately 52.8% of VeriChip’s outstanding common stock. As of March 12, 2008, we owned approximately 49.3%, or less than 50% of VeriChip’s outstanding common stock.
In addition, as of December 31, 2007, our discontinued operations consisted of the operations of two wholly-owned subsidiaries and one majority-owned subsidiary, InfoTech USA, Inc. (“InfoTech”) (OTC: IFTH). As of December 31, 2007 and March 12, 2008, we owned approximately 50.9% and 49.9% of InfoTech, respectively.
Recent Events and other Significant Factors Affecting Our Results of Operations and Financial Condition
During the quarter ended December 31, 2007 and through the date of this Annual Report, we have had the following recent and other events that have had or could have a significant affect on our results of operations and cash flows:
•	On December 6, 2007, we received a letter from the Nasdaq notifying us that we were not in compliance with the listing standards because our stock price had fallen below the minimum requirement of $1.00 per share and providing us a notice period to comply;

•	On December 19, 2007, we settled a lawsuit between our subsidiary, GTI and Verizon Federal Inc.;

•	On December 20, 2007, as amended on February 29, 2008, we entered into a letter agreement under which VeriChip may prepay it outstanding indebtedness to us at any time up until October 30, 2008 for $10 million, plus accrued interest since October 1, 2007, less payments made through the date of the repayment;

•	Effective December 28, 2007, we acquired the minority owners interest in DAC per the terms of the DA Merger Agreement;

•	On January 5, 2008, we entered into an amendment to a product supply agreement with Schering-Plough;

•	On January 14, 2008, we acquired GTC per the terms of the GTC Merger Agreement; and

•	On February 29, 2007, we entered into various agreements with our Lenders in connection with a financing obtained by VeriChip.
In addition, we had the following changes to the composition of our board of directors, executive officers and key employees:
•	On December 28, 2007 Michael Krawitz and J. Michael Norris resigned their positions as members of our board of directors;

•	On December 31, 2007, Michael Krawitz also resigned from his positions as our chief executive officer and president;

•	During December 2007 and January 2008, all of the employees of PDSC resigned as employees, including PDSC’s two key employees;

•	On January 3, 2008, pursuant to the terms of the DA Merger Agreement, our board approved the appointment of John R. Block, Barry M. Edelstein and Michael S. Zarriello, former members of the DAC board. Subsequently, Mr. Edelstein resigned as a member of our board;

•	On January 3, 2008, we appointed Joseph J. Grillo as our chief executive officer, president and director; and

•	On January 15, 2008, in connection with the GTC Merger, Randolph K. Geissler became the president of our Animal Applications division.
Each of these recent events and other factors is more fully described beginning on page four of this Annual Report.
Impact of Recently Issued Accounting Standards
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our consolidated financial statements.

Business Segments
We operate in the following five business segments: Animal Applications, GPS and Radio Communications, Healthcare, Security and Industrial and Advanced Technology. Certain items in the segment information for the 2006 and 2005 periods have been reclassified to conform to the current period presentation.
Animal Applications and GPS and Radio Communications Segments
DAC’s operations comprise our Animal Applications and GPS and Radio Communications segments. Our Animal Applications segment’s revenue increased to $43.8 million for the year ended December 31, 2007 compared to $38.1 million for the year ended December 31, 2006. The increase in the Animal Application segment’s revenue was primarily due to an increase in revenue from sales of our companion pet implantable microchips to Schering-Plough. During 2008, we anticipate that our Animal Applications revenue will increase principally as a result of our acquisition of GTC on January 14, 2008, as well as due to increases in sales of visual and RFID livestock tags. In April 2006, we were awarded a U.S. patent for our Bio-Thermo temperature sensing implantable RFID microchip designed for non-laboratory applications that use RFID technology to determine the body temperature of its host animal.
Several proposals related to the establishment of a national electronic identification program for livestock are being considered by the government. We are hopeful that a national electronic identification program will be implemented in the U.S. We cannot estimate the impact a national identification program would have on our Animal Applications segment’s revenue. However, if implemented, we would expect the impact to be favorable. Our Animal Applications segment experienced operating losses for the years ended December 31, 2007, 2006 and 2005. We cannot be certain when our Animal Applications segment will achieve profitability.
Our GPS and Radio Communications segment’s revenue increased to $34.0 million for the year ended December 31, 2007 compared to $16.4 million for the year ended December 31, 2006. The increase in our GPS and Radio Communication segment’s revenue was principally due to the acquisition of the assets of McMurdo in April 2007, as well as to increases in sales of our SARBE rescue beacons. Beginning February 1, 2009, COSPAS-SARSAT will no longer monitor beacons using 121.5 MHz and 243 MHz satellite frequencies. The beacons will need to be replaced by the new generation of 406 MHz beacons, such as our SARBE G2R. We anticipate that this new requirement will have a favorable impact on our revenue in 2008 and beyond.
Healthcare and Security and Industrial Segments
VeriChip’s operations comprise our Healthcare and Security and Industrial segments. On March 31, 2005 and June 10, 2005, VeriChip acquired two Canadian-based businesses that were primarily engaged in the development, marketing and sale of healthcare security systems utilizing RFID technology. Our Healthcare and Security and Industrial segments revenue was approximately $23.3 million and $8.8 million, respectively, for the year ended December 31, 2007 compared to $20.5 million and $6.8 million, respectively, for the year-ended December 31, 2006. The increase in revenue in 2007 as compared to 2006 was attributable primarily to an increase in sales of infant protection and vibration monitoring products. Prior to that time, our operations in these two segments were comprised of efforts to create markets for our human-implantable microchip.
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

Advanced Technology Segment
Our Advanced Technology segment’s revenue was approximately $7.5 million for the year ended December 31, 2007 as compared to approximately $6.1 million for the year ended December 31, 2006. The increase was due to an increase in sales of PDSC’s service relationship management software and services to IBM. In February 2008, and March 2008, IBM sent us notices of termination of the SOWS covering the software and services. As more fully discussed on page 8 of this Annual Report, on March 13, 2008, we entered into a settlement in principle, which we are in the process of formally documenting, with CSDP to sell the assets of PDSC.
The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past three fiscal years and, as such, reflect certain trends in the composition of such revenues and gross profits:

Sources of Revenue:	2007	2006	2005
Visual and electronic identification tags and implantable microchips for the companion pets, horses, livestock, fish and wildlife markets and bio-sensing applications from our Animal Applications segment	37.3%	43.1%	49.0%
GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations from our GPS and Radio Communications segment	29.0%	18.7%	25.8%
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	19.8%	23.5%	16.7%
RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	7.5%	7.8%	5.3%
Service relationship management software and services from our Advanced Technology segment	6.4%	6.9%	3.2%

Total	100.0%	100.0%	100.0%

Sources of Gross Profit:	2007	2006	2005
Visual and electronic identification tags and implantable microchips for the companion pets, horses, livestock, fish and wildlife markets and bio-sensing applications from our Animal Applications segment	25.7%	33.1%	41.8%
GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations from our GPS and Radio Communications segment	30.7%	19.7%	28.6%
RFID-enabled products for use in a variety of healthcare applications from our Healthcare segment	23.9%	26.9%	20.3%
RFID-enabled security systems, asset tracking systems, and vibration monitors for use in a variety of security and industrial applications from our Security and Industrial segment	9.7%	9.8%	6.7%
Service relationship management software and services from our Advanced Technology segment	10.0%	10.5%	2.6%

Total	100.0%	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past three fiscal years, expressed as a percentage of total revenues from continuing operations:

	2007	2006	2005
Revenue	100.0%	100.0%	100.0%

Cost of sales	56.5	56.4	55.3

Gross profit	43.5	43.6	44.7

Selling, general and administrative expense	58.6	60.6	56.0
Research and development	8.0	8.3	7.7
Impairment charges	4.1	—	—

Total operating costs and expenses	70.7	68.9	63.7

Operating loss before other items	(27.2)	(25.3)	(19.0)
Gain on sale of asset	(0.6)	—	—

Interest and other income	0.9	1.5	3.7
Interest (expense) recovery	(5.9)	(3.6)	2.7

Loss from continuing operations before provision for income taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries	(31.6)	(27.4)	(12.6)

Benefit (provision) for income taxes	0.8	(0.2)	0.7

Loss from continuing operations before minority interest, and gain (loss) attributable to capital transactions of subsidiaries	(30.8)	(27.6)	(11.9)

Minority interest	10.4	2.9	(0.1)
Net gain (loss) on capital transactions of subsidiaries	2.7	(1.9)	0.6
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(8.0)	0.6	0.8

Loss from continuing operations	(25.7)	(26.0)	(10.6)
Loss from discontinued operations, net of income taxes	(1.5)	(9.9)	(7.3)
Preferred stock dividends	—	—	(2.2)
Accretion of beneficial conversion feature of redeemable preferred stock — Series D	—	—	(0.7)

Net loss attributable to common stockholders	(27.2)%	(35.9)%	(20.8)%

Our consolidated operating activities used cash of $12.1 million, $7.9 million and $11.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, our cash and cash equivalents totaled $9.6 million, compared to $7.1 million as of December 31, 2006. As of December 31, 2007, our stockholders’ equity was $71.0 million, as compared to $43.9 million as of December 31, 2006, and as of December 31, 2007, we had an accumulated deficit of $500.7 million.
Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, the protection of our intellectual property rights and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations in the future periods. The major components of our plan are as follows:
•	To streamline our segment’s operations and improve our supply chain management;

•	To streamline and consolidate our corporate structure, which was exemplified by the merger of DAC and us, which eliminated redundant overhead costs;

•	To divest of non-core assets and businesses;

•	To attempt to produce additional cash flow and revenue from our technology products, primarily Bio-Thermo and VeriMed;

•	To transition some of our in-house manufacturing to lower-cost countries;

•	To instill a pay for performance culture; and

•	To continue to grow under our new management team and through strategic acquisitions, such as our acquisition of McMurdo in April 2007 and GTC in January 2008, among others.

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
Revenue Recognition
Our revenue recognition policies, which are listed in Note 1 to our consolidated financial statements, determine the timing and recognition of certain expenses, such as sales commissions. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with our revenue recognition policies affect the amounts reported in our financial statements. A number of internal and external factors affect the timing of our revenue recognition, including estimates of customer service/warranty periods, estimates of customer returns and the timing of customer acceptance. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and year to year.
Goodwill and Other Intangible Assets
As of December 31, 2007, our consolidated goodwill was $56.5 million and our intangible assets with indefinite lives were valued at $11.7 million. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding our business units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our operating units. Based upon our annual testing, we recorded impairment charges of approximately $4.6 million in the fourth quarter of 2007 related to our DSD Holding business unit. In addition we recorded $9.5 million, $6.6 million and $7.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005 for impairment charges related to our discontinued operations. See Note 16 for a discussion of discontinued operations. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations.
Capital Transactions of Subsidiaries
Net Gain/Loss on Capital Transactions of Subsidiaries
Gains, where realizable, and losses on issuances of shares of common stock by our consolidated subsidiaries, VeriChip and DAC, are reflected in our consolidated statements of operations, in accordance with the provisions of SAB 51. These gains and losses resulted from the differences between the carrying amount of the pro-rata share of our investment in these subsidiaries and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by these subsidiaries was appropriate, since we did not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. The net gains and losses resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and DAC and the net proceeds from the issuances of the stock.
Gain/Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries
The issuances of stock by VeriChip and DAC have also given rise to losses as a result of the dilution of our ownership interest in these subsidiaries. On December 31, 2007, we acquired the minority ownership interest of DAC. However, future stock issuances to third parties by VeriChip may further dilute our ownership percentage and may give rise to additional losses.

Consolidation of Subsidiaries
We consolidate our majority owned/controlled subsidiaries, which requires that we include the revenue, assets and liabilities of such subsidiaries in our financial statements. Once we no longer have voting control over a subsidiary, we are allowed to consolidate the financial results of that subsidiary. As of March 12, 2008, we owned 49.3%, or less than 50% of VeriChip’s outstanding common stock.
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
Prior to the adoption of FAS 123R, we used the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”) and provided the pro forma and disclosure information required by SFAS No. 123, Accounting for Stock-based Compensation, or FAS 123, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”). Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our employees and directors when the exercise price of such stock options granted to employees and directors equaled or exceeded the fair value of the underlying stock on the dates of grant.
FAS 123R requires forfeitures of stock-based grants to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under FAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
In the years ended December 31, 2007 and 2006, we incurred stock-based compensation expense of approximately $10.2 million and $0.6 million. This stock-based compensation expense was reflected in our consolidated statement of operations in selling, general and administrative expense.
During 2005, VeriChip and DAC granted to consultants options exercisable for approximately 0.2 million shares of their common stock. In accordance with FAS 123, we recorded compensation expense associated with these options based on an estimate of the fair value of our common stock on each date of grant and using the Black-Scholes valuation model. We were required to re-measure the stock-based compensation expense associated with these options on December 30, 2005, the date of acceleration of the vesting of all of these options, as more fully discussed below. This re-measurement was based on the estimated fair value of VeriChip’s and DAC’s common stock on December 30, 2005. The value of VeriChip’s common stock was assumed to be the then estimated initial public offering price, and the value of DAC’s common stock was based on the closing price of its common stock as quoted on the American Stock Exchange on December 30, 2005 under the symbol DOC, and using the Black-Scholes valuation model. This re-measurement resulted in stock-based compensation expense of approximately $1.0 million being recorded in 2005 based upon the fair value of these stock options on the accelerated vesting date.
The Black-Scholes option pricing model, which we used to value our stock options, requires us to make several key judgments including:
•	the estimated value of our common stock;

•	the expected life of issued stock options;

•	the expected volatility of our stock price;

•	the expected dividend yield to be realized over the life of the stock options; and

•	the risk-free interest rate over the expected life of the stock option.
Our computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was based on the historical volatility of our common stock.

On December 12, 2005, our board of directors, as well as the boards of directors of VeriChip and DAC, approved the immediate vesting on December 30, 2005 of all of the then outstanding and unvested stock options previously awarded to employees, directors and consultants, excluding approximately 0.2 million of DAC’s stock options. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.
The purpose of accelerating the vesting of the options granted to our directors and employees was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. As a result of the acceleration, we avoided recognition of up to approximately $7.6 million of compensation expense in our consolidated statements of operations over the course of the original vesting period, substantially all of which was expected to be avoided in 2006 and 2007. Such expense is included in our pro forma stock-based compensation footnote disclosure for the year ended December 31, 2005, which is included in Note 12 to our consolidated financial statements. FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when the options whose vesting schedule was changed are in-the-money on the date of change, which would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested during the first half of 2006, with a smaller percentage vesting over 36 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of options exercisable for approximately 8.8 million shares of our common stock that were affected by the acceleration of vesting, substantially all of the $4.6 million of intrinsic value of these options is attributable to our executive officers and directors at that time. We are unable to estimate the number of options that our employees and directors will ultimately retain that otherwise would have been forfeited, absent our acceleration of the vesting of these options. Based on the then current circumstances, the high concentration of such options awarded to officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us upon acceleration of vesting on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the years ended December 31, 2006, we recognized approximately $0.4 million of compensation expense as a result of three terminated employees receiving a benefit related to the accelerated vesting of their options that they would not otherwise have received. There was no related expense for the year ended December 31, 2007
On December 28, 2007, as a result of the DA Merger, all of DAC’s unvested stock options vested. As a result, DAC recorded approximately $3.5 million in compensation expense associated with these options. This compensation expense is included in our consolidated statement of operations as merger expense.
Inventory Obsolescence
Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost determined by the first-in, first-out method or market, net of any reserve for obsolete or slow-moving inventory. As of December 31, 2007 and 2006, inventory reserves were $1.8 million and $1.2 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material affect on our financial condition and results of operations.
Legal Contingencies
We are currently a named defendant in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 20 to our consolidated financial statements for more information.

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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2007, we had $3.8 million in net long-term deferred tax liabilities associated with our Canadian operations, and $0.4 million of net current deferred tax assets associated with our Canadian and United Kingdom operations. As of December 31, 2007 and 2006, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forward. The valuation allowance is based on our historical operating performance and estimates of taxable income in the U.S. and the period over which our deferred tax assets will be recoverable. As of December 31, 2007, we have not provided a valuation allowance against our Canadian and certain of our United Kingdom deferred tax assets as we have deemed it more likely than not that these assets will be realized.
If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future, we may reduce some or all of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2007, we had an aggregate valuation allowance against our net deferred tax assets of approximately $119.8 million.
Results of Operations from Continuing Operations
We operate in five business segments and evaluate performance based on stand-alone segment operating income, as presented below. (Loss) income from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiaries from each of our segments during 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Animal Applications	$(18,124)	$(4,048)	$(926)
GPS and Radio Communications	86	(1,230)	1,032
Healthcare	(8,918)	(5,661)	(2,498)
Security and Industrial	(4,048)	(1,030)	(1,318)
Advanced Technology (1)	5,193	3,108	372
“Corporate/Eliminations” (2)	(11,231)	(10,914)	(3,016)

Total	$(37,043)	$(19,775)	$(6,354)

(1)	In 2008, the remaining entity in this segment was determined to be a discontinued operation. Therefore, in 2008 this segment will cease.

(2)	The “Corporate/Eliminations” category includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative expense (reductions) and other income (expenses) associated with companies sold or closed in 2001 and 2002, and interest expense and other expenses associated with corporate activities and functions.

Revenue from each of our segments during 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Animal Applications	$43,825	$38,058	$35,972
GPS and Radio Communications	34,045	16,351	18,578
Healthcare	23,269	20,508	12,049
Security and Industrial	8,837	6,796	3,819
Advanced Technology	7,502	6,072	2,335
“Corporate/Eliminations”	(76)	(356)	(697)

Total	$117,402	$87,429	$72,056

(1)  See footnote two on page 59.
Animal Applications Segment
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% of		% of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue — external customers	$43,749	99.8%	$37,702	99.0%	$6,047	16.0%
Revenue — intercompany	76	0.2	356	1.0	(280)	(78.6)

Total revenue	43,825	100.0	38,058	100.0	5,767	15.2

Gross profit — external customers	13,133	30.0	13,967	36.7	(834)	(6.0)
Gross profit — intercompany	42	0.1	216	0.6	(174)	(80.5)

Total gross profit	13,175	30.1	14,183	37.3	(1,008)	(7.1)

Selling, general and administrative expense	23,275	53.1	15,522	40.8	7,753	50.0
Research and development	2,560	5.9	2,668	7.0	(108)	(4.1)
Impairment charges	3,086	7.0	—	—	3,086	NM (1)
Interest and other income	(1,608)	(3.7)	(364)	(1.0)	1,244	NM (1)
Interest expense	3,986	9.1	405	1.1	3,581	NM (1)

Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(18,124)	(41.3)%	$(4,048)	(10.6)%	$(14,076)	NM (1)

(1)	NM = Not meaningful as the change is greater than 100%
Revenue — Our Animal Applications segment’s revenue increased approximately $5.8 million, or 15.2%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was principally due to an increase in microchips sales of approximately $6.4 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet, implantable microchips. Partially offsetting the increase was a decrease of electronic identification and visual product sales to livestock customers of $0.4 million. The decrease in e-tag sales in the U.S. is primarily due to the U.S. Department of Agriculture’s decision to continue the national identification system as voluntary. We also experienced a decrease in sales to VeriChip of $0.2 million.
Gross Profit and Gross Profit Margin — Our Animal Applications segment’s gross profit decreased approximately $1.0 million, or 7.1%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The gross margin was 30.1% in the year ended December 31, 2007 compared to 37.3% in the year ended December 31, 2006. We attribute the decrease in the gross profit and gross profit margin in the year ended December 31, 2007 to a decrease in high margin engineering service revenue, a decrease in the average selling price for companion pet products in the U.S., higher material and freight costs associated with fulfilling demand for companion pet products in the U.S., warranty costs for e-tags shipped to Canada and increased overhead costs related to the startup of molding operations in our St. Paul facility, which we have begun to offset by a decrease in the visual product material cost.

Selling, General and Administrative Expense — Our Animal Applications segment’s selling, general and administrative expenses increased approximately $2.9 million, or 18.7% in the year ended December 31, 2007 compared to the year ended December 31, 2006. This was attributable to an increase of $0.7 million in legal expenses related to the maintenance and protection of our intellectual property, $1.1 million of severance and separation pay for certain U.S. employees including $0.8 million for our former CEO and an increase in sales and marketing expenses of $1.1 million. The increase in sales and marketing expense is due to the addition of new personnel along with marketing efforts related to our Animal Applications brand name. Selling, general and administrative expenses as a percentage of revenue increased to 42.1% from 40.1% in the same respective periods as a result of the increase in expenses. We reached a settlement in the lawsuit that we initiated to protect our intellectual property and as a result, we expect that our legal expenses will decrease going forward.
Research and Development — Our Animal Applications segment’s research and development expenses decreased approximately $0.1 million in the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease is primarily due to the completion of a large scale RFID antenna project in 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Merger Expense — Our Animal Applications segment’s merger expenses of $4.8 million for the year ended December 31, 2007 consist primarily of legal, investment banker and board of directors fees incurred in connection with the Merger Agreement between us and DAC along with $3.5 million of stock based compensation expense due to the acceleration of vesting upon the change in control resulting from the DA Merger.
Impairment Charges — Our Animal Applications segment recorded impairment charges of $3.1 million for the year ended December 31, 2007 related to the DSD Holding business unit based upon our annual testing.
Other Income — Our Animal Applications segment’s other income of $1.6 million for the year ended December 31, 2007 which increased $1.2 million from the year ended December 31, 2006. The increase primarily relates to income of $0.6 million recognized from the revaluing of derivative warrants and a litigation settlement of $0.8 million with a slight offset due to a decrease in interest income on money market funds.
Interest Expense — Interest expense was $4.0 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense relates primarily to interest payments on higher debt balances, debt discount and deferred debt cost amortization and the write off of $1.5 million of deferred financing and debt discount costs associated with the early payoff of our debenture and Greater Bay facility.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

		% of		% of	Change
	2006	Revenue	2005	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue — external customers	37,702	99.0%	$35,275	98.0%	$2,427	6.9%
Revenue — intercompany	356	1.0	697	2.0	(341)	(48.9)

Total revenue	38,058	100.0	35,972	100.0	2,086	5.8

Gross profit — external customers	13,967	36.7	14,181	39.4	(214)	(1.5)
Gross profit — intercompany	216	0.6	430	1.2	(214)	(49.8)

Total gross profit	14,183	37.3	14,611	40.6	(428)	(2.9)

Selling, general and administrative expense	15,522	40.8	12,650	35.2	2,872	22.7
Research and development	2,668	7.0	2,951	8.2	(283)	(9.6)
Interest and other income	(364)	(1.0)	(401)	(1.1)	37	9.2
Interest expense	405	1.1	337	0.9	68	20.2

Loss from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(4,048)	(10.6)%	$(926)	(2.6)%	$3,122	NM (1)

(1)      NM = Not meaningful as the change is greater than 100%

Revenue — Our Animal Applications segment’s revenue increased approximately $2.1 million, or 5.8%, in 2006 as compared to 2005. The increase in revenue was principally due to an increase in electronic identification and visual product sales to livestock customers of approximately $1.8 million, an increase in microchip sales to companion animal customers of approximately $1.7 million, an increase in product sales to customers in South America of $0.5 million and an incremental $0.7 million in sales at DSD Holding which was acquired on February 28, 2005. These increases were offset by a decrease in microchip sales to fish and wildlife customers of approximately $2.3 million and a decrease in intercompany sales to VeriChip of $0.3 million.
Gross Profit and Gross Profit Margin — Our Animal Applications segment’s gross profit decreased approximately $0.4 million in 2006 compared to 2005. We attribute the decrease in gross profit to a decrease in the gross profit margin. The decrease in gross profit margin as a percentage of revenue from 40.6% in 2005 to 37.3% in 2006 is primarily due to increased material costs accompanied by additional freight and importation duties associated with providing inventory to South America from Denmark and the U.S.
Selling, General and Administrative Expense — Our Animal Applications segment’s selling, general and administrative expense increased approximately $2.9 million in 2006 compared to 2005 and as a percentage of revenue increased to 40.8% from 35.2% in the same respective period. The increase in selling, general and administrative expense relates primarily to a charge of approximately $0.2 million in acquisition related expenses, approximately $1.2 million of compensation expense, approximately $0.3 million in recruiting and relocation expenses, approximately $0.6 million of expenses related to DSD Holding and increased selling, general, and administrative expenses in DAC’s South American subsidiaries of approximately $0.6 million. The twelve month period ended December 31, 2006 includes a full twelve months of results for DSD Holding versus the ten months of results in the period ended December 31, 2005.
Research and Development — Our Animal Applications segment’s research and development expense decreased approximately $0.3 million in 2006 as compared to 2005. In 2006, the research and development expense primarily consisted of new product development related to RFID microchips and associated scanners.
GPS and Radio Communications Segment
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% of		% of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue	$34,045	100.0%	$16,351	100.0%	$17,694	NM	(1)%

Gross profit	15,698	46.1	8,307	50.8	7,391	89.0

Selling, general and administrative expense	13,304	39.1	8,707	53.2	4,597	52.8
Research and development	2,142	6.3	774	4.7	1,368	NM	(1)
Interest and other income	—	—	(4)	—	4	NM	(1)
Interest expense	166	0.5	60	0.4	106	NM	(1)

(Loss) income from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$86	0.3%	$(1,230)	(7.5)%	$1,316	NM	(1)

(1)      NM = Not meaningful as the change is greater than 100%
Revenue — Our GPS and Radio Communications segment’s revenue increased approximately $17.7 million, or 108.2%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in revenue was due to an increase in sales of SARBE™ products of $3.0 million, an increase in sales of alarm and control products of $1.4 million, an increase in Radio Hire division sales of $0.9 million and the inclusion of $12.4 million of sales from our McMurdo division, which was acquired on April 5, 2007.

Gross Profit and Gross Profit Margin — Our GPS and Radio Communications segment’s gross profit increased approximately $7.4 million, or 89.0%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in gross profit relates to the previously mentioned increase in sales from our existing businesses and the inclusion of approximately $4.3 million of gross profit from McMurdo. The gross profit margin decreased to 46.1% in the year ended December 31, 2007 compared to 50.8% in the year ended December 31, 2006. The decrease primarily relates to the inclusion of McMurdo as currently, we earn lower margins at our McMurdo division than we do for our existing business lines. Excluding McMurdo, Signature’s gross profit margin increased slightly due to the increased sales and favorable product mix.
Selling, General and Administrative Expense — Our GPS and Radio Communications segment’s selling, general and administrative expenses increased approximately $4.6 million, or 52.8%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. Excluding the $3.5 million of expenses related to McMurdo, the remaining increase is due primarily to an increase in sales and marketing expenses of $0.9 million and an increase in compensation expense associated with the addition of new personnel and general salary increases. The increase in sales and marketing expenses is due to an increase in exhibition and advertising expenses, increased overseas travel related to SARBE™ sales, increased bonus and commission expenses and increase in compensation expense associated with the addition of new personnel. As a percentage of revenue, selling, general and administrative expenses decreased to 39.1% in the year ended December 31, 2007 from 53.2% in the year ended December 31, 2006. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increase in sales and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.
Research and Development — Our GPS and Radio Communications segment’s research and development expenses increased approximately $1.4 million in the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was driven by the addition of $0.5 million of development costs for the development of a new search and rescue beacon for a bid from the U.S. Air Force. The development of the new pilot location beacon was our first contact with a branch of the U.S. Military as previous sales of our location beacons have been to foreign governments. In addition, we incurred approximately $0.9 million in research and development expense related to the acquisition of McMurdo, which was acquired on April 5, 2007.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

		% of		% of	Change
	2006	Revenue	2005	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue	$16,351	100.0%	$18,578	100.0%	$(2,227)	(12.0)%

Gross Profit:	8,307	50.8	10,009	53.9	(1,702)	(17.0)

Selling, general and administrative expense	8,707	53.2	8,568	46.2	139	1.6
Research and development	774	4.7	392	2.1	382	97.4
Interest and other income	(4)	—	(10)	(0.1)	6	(60.0)
Interest expense	60	0.4	27	0.1	33	NM (1)

Income from continuing operations before taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiaries	$(1,230)	(7.5)%	$1,032	5.6%	$(2,262)	NM (1)

(1)	NM = Not meaningful as the change is greater than 100%
Revenue — Our GPS and Radio Communications segment’s revenue decreased approximately $2.2 million in 2006 compared to 2005. The decrease primarily relates to reduced revenue at Signature of approximately $2.2 million. The decrease in sales at Signature relates to a decrease in sales of Signature’s SARBE™ products of approximately $3.0 million, partially offset by an increase in sales at Signature’s Radio Hire division of approximately $0.8 million. We attribute $2.2 million of the decrease in SARBE™ product sales to the completion of the Indian government contract in May 2005 and $0.8 million of the SARBE™ product sales decrease to other SARBE™ product customers, including the UK Ministry of Defense.
Gross Profit and Gross Profit Margin — Our GPS and Radio Communications segment’s gross profit decreased approximately $1.7 million in 2006 as compared to 2005. Gross profit margin decreased to 50.8% in 2006 from 53.9% in 2005. The decrease in gross profit margin relates to decreased sales and the decrease in gross profit margin as a percentage of revenue relates primarily to higher margins on G2R SARBE™ locator beacons shipped under the contract with the government of India in the first six months of 2005. Signature completed shipments under the contract with the government of India in May 2005.

Selling, General and Administrative Expense — Our GPS and Radio Communications segment’s selling, general and administrative expense increased approximately $0.1 million in 2006 as compared to 2005 primarily due to increased selling, general, and administrative expense at Signature. The increase in selling, general, and administrative expense as a percentage of sales resulted primarily from the decrease in sales in the current period.
Research and Development — Our GPS and Radio Communication segment’s research and development expense increased approximately $0.4 million in 2006 compared to 2005. The increase relates primarily to the development of the 406 MHz product family at Signature.
Healthcare Segment
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% Of		% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$23,269	100.0%	$20,508	100.0%	$2,761	13.5%

Gross profit	12,203	52.4	11,367	55.4	836	7.4

Selling, general and administrative expense	17,065	73.3	13,996	68.2	3,069	21.9
Research and development	3,084	13.3	2,609	12.7	475	18.2
Interest and other income	110	0.4	(49)	(0.2)	159	NM (1)
Interest expense	862	3.7	472	2.3	390	82.6

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(8,918)	(38.3)%	$(5,661)	(27.6)%	$(3,257)	57.5%

(1)	NM = Not meaningful as the change is greater than 100%
Revenue — Our Healthcare segment’s revenue increased approximately $2.8 million in 2007 compared to 2006. The increase is primarily due to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the year ended December 31, 2007 compared to the year ended December 31, 2006.
Gross Profit and Gross Profit Margin — Our Healthcare segment’s gross profit increased approximately $0.8 million in 2007 as compared to 2006. Gross profit margin decreased to 52.4% in 2007 compared to 55.4% in 2006. The decrease in gross profit margin is the result of increased warranty costs related to our former Vancouver operations in the first half of 2007. Our improved inventory management processes in our Ottawa facility have resulted in a reduction of these costs.
Selling, General and Administrative Expense — Our Healthcare segment’s selling, general and administrative expenses increased approximately $3.1 million in 2007 as compared to 2006. The increase was primarily a result of our increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and costs related to our market development efforts. As a percentage of our Healthcare segment’s revenue, selling, general and administrative expense was 73.3% and 58.2% for the years ended December 31, 2007 and 2006, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of revenue primarily to the increase in sales and marketing related expenses associated with our VeriMed system.
Research and Development — Our Healthcare segment’s research and development expense increased approximately $0.5 million in 2007 compared to 2006. The increase in our Healthcare segment’s research and development expense was primarily due to the costs of additional staff during the period prior to the closing of our Vancouver facility in early 2007.
Interest Expense — Our Healthcare segment’s interest expense increased approximately $0.4 million in 2007 and increased borrowings under our revolving credit facility with the Royal Bank of Canada. The intercompany interest is eliminated in consolidation of our financial results.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

		% Of		% Of	Change
	2006	Revenue	2005	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$20,508	100.0%	$12,049	100.0%	$8,459	70.2%

Gross profit	11,367	55.4	7,115	59.1	4,252	59.8

Selling, general and administrative expense (1)	13,996	68.2	8,178	67.9	5,818	71.1
Research and development	2,609	12.7	1,313	10.9	1,296	98.7
Interest and other income	(49)	0.2	(49)	0.4	—	—
Interest expense	472	(2.3)	171	(1.4)	301	NM	(2)

Loss from continuing operations before taxes, minority interest and gain(loss) attributable to capital transactions of subsidiaries	$(5,661)	(27.6)%	$(2,498)	(20.7)%	$3,163	NM	(2)

(1)	The amounts exclude approximately $0.9 million of expense in 2005 primarily associated with stock options granted by VeriChip to persons who are our employees but who are not also employees of VeriChip. These expenses were included in VeriChip’s separate financial statements filed as part of its registration statement on Form S-1.

(2)	NM = Not meaningful as the change is greater than 100%
Revenue — Our Healthcare segment’s revenue increased approximately $8.5 million in 2006 compared to 2005. The increase is primarily due to sales of wander prevention and infant protection systems to nursing homes and hospitals. We acquired the wander prevention, infant protection and asset location and identification systems businesses during the first half of 2005.
Gross Profit and Gross Profit Margin — Our Healthcare segment’s gross profit increased approximately $4.3 million in 2006 as compared to 2005 primarily as a result of the 2006 period including a full year of operations from our Canadian-based businesses as compared to only a portion in the 2005 period. Gross profit margin decreased to 55.4% in 2006 compared to 59.1% in 2005. The decrease in gross profit margin reflected an increase in warranty costs of approximately $0.2 million and an inventory write off of approximately $0.4 million in 2006.
Selling, General and Administrative Expense — Our Healthcare segment’s selling, general and administrative expenses increased approximately $5.8 million in 2006 as compared to 2005. The increase was primarily a result of a full year of operations from our Canadian-based businesses as compared to the 2005 period. In addition, approximately $1.2 million of the period-over-period increase resulted from the addition of sales and marketing staff, consultants and other marketing services related to our efforts to create a market for our VeriMed system. As a percentage of our Healthcare segment’s revenue, selling, general and administrative expense was 68.2% and 67.9% for the years ended December 31, 2006 and 2005, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of revenue primarily to the increase in sales and marketing related expenses associated with our VeriMed system.
Research and Development — Our Healthcare segment’s research and development expense increased approximately $1.3 million in 2006 compared to 2005. The increase in our Healthcare segment’s research and development expense was primarily due to the acquisitions of our Canadian-based businesses during the first half of 2005, the continued development of our asset/personnel location and identification system, and our initiative to integrate virtually all of our healthcare security systems on to a common technology platform.
Interest Expense — Our Healthcare segment’s interest expense increased approximately $0.3 million in 2006 as compared to 2005. This increase is associated with borrowings under VeriChip’s loan agreement with us. This intercompany interest is eliminated in consolidation of our financial results.

Security and Industrial Segment
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% Of		% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$8,837	100.0%	$6,796	100.0%	$2,041	30.0

Gross profit	4,943	55.9	4,158	61.2	785	18.9

Selling, general and administrative expense	6,449	73.0	3,624	53.3	2,825	78.0
Research and development	1,594	18.0	1,177	17.3	417	35.4
Interest and other income	111	1.2	(8)	0.1	119	NM	(1)
Interest expense	837	9.5	395	(5.8)	442	NM	(1)

Loss from continuing operations before taxes, minority interest and gain(loss) attributable to capital transactions of subsidiaries	$(4,048)	(45.8)%	$(1,030)	(15.2)%	$(3,018)	NM	(1)

(1)	NM = Not meaningful as the change is greater than 100%
Revenue — Our Security and Industrial segment’s revenue increased approximately $2.0 million in 2007 as compared to 2006. The increase reflects a continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Gross Profit and Gross Profit Margin — Our Security and Industrial segment’s gross profit increased approximately 0.8 million in 2007 compared to 2006. Our Security and Industrial segment’s gross profit margin decreased to 55.9% in the year ended December 31, 2007 compared to 61.2% in the year ended December 31, 2006. The decline in gross profit margin resulted from increased inventory reserves for slower moving inventory and to increased revenues from tool management products compared to the year ended December 31, 2006, which have a lower gross margin that our vibration monitoring products.
Selling, General and Administrative Expense — Our Security and Industrial segment’s selling, general and administrative expense increased approximately $2.8 million to $6.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 73.0% and 53.3% for the year ended December 31, 2007 and 2006, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of segment revenue primarily additional costs resulting from non-cash equity based compensation of $3.4 million and increased costs related to being a public entity during the year ended December 31, 2007 with a slight decrease attributable to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses. We expect corporate selling, general and administrative expense to continue at 2007 levels as a result of the costs of equity based compensation and costs related to being a public entity.
Research and Development — Our Security and Industrial segment’s research and development increased approximately $0.4 million in 2007 compared to 2006. We attribute the increase to research and development related to the development of our next generation vibration monitoring products.
Interest Expense — Our Security and Industrial segment’s interest expense increased $0.4 million in 2007 primarily as a result of borrowings under VeriChip’s loan agreement with us and increased borrowings under VeriChip’s revolving credit facility with the Royal Bank of Canada. The intercompany interest is eliminated in consolidation of our financial results.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

		% Of		% Of	Change
	2006	Revenue	2005	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$6,796	100.0%	$3,819	100.0%	$2,977	78.0%

Gross profit	4,158	61.2	2,359	61.8	1,799	76.3

Selling, general and administrative expense	3,624	53.3	2,873	75.2	751	26.1
Research and development	1,177	17.3	646	16.9	531	82.2
Interest and other income	(8)	0.1	(14)	0.4	(6)	(42.9)
Interest expense	395	(5.8)	172	(4.5)	223	NM (1)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(1,030)	(15.2)%	$(1,318)	(34.5)%	$(288)	(21.9)%

(1)	NM = Not meaningful as the change is greater than 100%
Revenue — Our Security and Industrial segment’s revenue increased approximately $3.0 million in 2006 as compared to 2005. The increase reflects a full year of revenue from our Canadian-based businesses in 2006 compared to only a portion of the 2005 period. Segment sales consist principally of sales of our vibration monitoring instruments.
Gross Profit and Gross Profit Margin — Our Security and Industrial segment’s gross profit increased approximately $1.8 million in 2006 compared to 2005. The increase was attributable to sales of our vibration monitoring instruments as a result of our acquisition of Instantel on June 10, 2005. The gross margin percentage remained relatively constant at 61.2% in 2006 as compared to 61.8% in 2005. We expect VeriChip’s Security and Industrial segment’s gross profit margins to remain relatively constant in the future.
Selling, General and Administrative Expense — Our Security and Industrial segment’s selling, general and administrative expenses increased approximately $0.8 million in 2006 as compared to 2005. The increase is primarily a result of our acquisition of Instantel in June 2005. As a percentage of our Security and Industrial segment’s revenue, selling, general and administrative expense was 53.3% and 75.2% for the years ended December 31, 2006 and 2005, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to the inclusion of the results of Instantel for the full year in 2006.
Research and Development — Our Security and Industrial segment’s research and development increased approximately $0.5 million in 2006 compared to 2005. The increase is a primarily due to the acquisition of Instantel on June 10, 2005. The period-over-period increase also reflected costs associated with the development efforts for our next generation vibration monitoring instruments.
Interest Expense — Our Security and Industrial segment’s interest expense increased $0.2 million in 2006 primarily as a result of borrowings under VeriChip’s loan agreement with us. This intercompany interest is eliminated in consolidation of our financial results.
Advanced Technology Segment
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% Of		% Of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$7,502	100.0%	$6,072	100.0%	$1,430	23.6%

Gross profit	5,106	68.1	4,444	73.2	662	14.9

Selling, general and administrative expense	1,137	15.2	1,500	24.7	(363)	(24.2)
Interest and other income	(1,222)	(16.3)	(147)	(2.4)	1,075	NM (1)
Interest (income) expense	(2)	—	(17)	(0.3)	(15)	(88.2)

Income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$5,193	69.2%	$3,108	51.2%	$2,085	67.1%

(1)	NM = Not meaningful as the change is greater than 100%

Revenue — Our Advanced Technology segment’s revenue, which consists of revenue from sales of our service relationship management software, increased approximately $1.4 million in 2007 as compared to 2006. The increase in revenue was due to an increase in sales to IBM under two SOWs as discussed below.
Effective May 1, 2006, our wholly-owned subsidiary PDSC entered into two Statements of Work, or SOWs, with IBM for customer relationship management software license fees and services. Per the terms of the SOWs, IBM agreed to license from PDSC its Flagship Service and all of the PDSC services modules currently installed by IBM for an initial payment of $2.5 million, and a web-based call center application for an additional $2.5 million to be paid in three payments upon the delivery by PDSC and acceptance by IBM of the call center application releases. PDSC received the initial payment of $2.5 million in July 2006 and an additional payment of $0.8 million and $0.7 million in September 2006 and August 2007, respectively. PDSC has been recognizing the license fee payments as revenue over a 30-month period, which was the estimated life of the project. In addition, PDSC was supplying IBM with maintenance and support for the system and application, which was being paid by IBM based upon a monthly personnel charge for the services provided. IBM sent us notices of termination of the SOW covering the monthly billings for services in February 2008 and the software license fees in March 2008.
Gross Profit and Gross Profit Margin — Our Advanced Technology segment’s gross profit increased approximately $0.7 million in 2007 compared to 2006 as a result of the increase in revenue. The gross profit margin decreased to 68.1% in 2007 compared to 73.2% in 2006. The decrease in the gross profit margin was due to a change in mix to more service revenue than license fee revenue in 2007 versus 2006.
Selling, General and Administrative Expense — Our Advanced Technology segment’s selling, general and administrative expenses decreased $0.4 million in 2007 compared to 2006, primarily as a result of legal expenses related to a lawsuit we settled in 2007. Also included in selling, general and administrative expenses are costs associated with Thermo Life, a thermoelectric generator. To date, we have not recorded any revenue from our Thermo Life product.
Interest and Other Income — Our Advanced Technology segment’s interest and other income increased $1.1 million in 2007 compared to 2006. The increase related primarily to the settlement of a lawsuit during 2007. The settlement amount was approximately $0.9 million less than the amount that we had previously reserved.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

		% Of		% Of	Change
	2006	Revenue	2005	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$6,072	100.0%	$2,335	100.0%	$3,737	NM	%

Gross profit	4,444	73.2	1,321	56.6	3,123	NM	(1)

Selling, general and administrative expense	1,500	24.7	1,412	60.5	88	6.2
Research and development	—	—	64	2.7	(64)	(100.0)
Interest and other income	(147)	(2.4)	(578)	(24.7)	(431)	74.6
Interest expense	(17)	(0.3)	51	2.2	68	NM	(1)

Income (loss) from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$3,108	51.2%	$372	15.9%	$2,736	NM	(1)

(1)	NM = Not meaningful as the change is greater than 100%
Revenue — Our Advanced Technology segment’s revenue, which consists of revenue from sales of our service relationship management software, increased approximately $3.7 million in 2006 as compared to 2005.
Effective May 1, 2006, our wholly-owned subsidiary PDSC entered into two Statements of Work, or SOWs, with IBM for customer relationship management software license fees and services. Per the terms of the SOWs, IBM has agreed to license from PDSC its Flagship Service and all of the PDSC services modules currently installed by IBM for an initial payment of $2.5 million, and a web-based call center application for an additional $2.5 million to be paid in three payments upon the delivery by PDSC and acceptance by IBM of the call center application releases. PDSC received the initial payment of $2.5 million in July 2006 and an additional payment of $0.8 million in September 2006. PDSC was recognizing the license fee payments as revenue over a 30-month period, which was the estimated life of the project. In addition, PDSC was supplying IBM with maintenance and support for the system and application, which was being paid by IBM based upon a monthly personnel charge for the services provided.

Gross Profit and Gross Profit Margin — Our Advanced Technology segment’s gross profit increased approximately $3.1 million in 2006 compared to 2005. The gross profit margin increased to 73.2% in 2006 compared to 56.6% in 2005. The increase in the gross profit and margin was due to the increased sales to IBM of our service relationship management software.
Selling, General and Administrative Expense — Our Advanced Technology segment’s selling, general and administrative expenses increased $0.1 million in 2006 compared to 2005, primarily as a result of increased selling and related expenses associated with our service relationship management software business. Also included in selling, general and administrative expenses are costs associated with our Thermo Life product.
Interest and Other Income — Our Advanced Technology segment’s interest and other income decreased $0.4 million in 2006 compared to 2005. During 2005, we realized approximately $0.5 million of legal settlement income as a result of the settlement of a claim during 2005. During 2006, we realized additional intercompany interest income, which partially offset the reduction in interest and other income associated with the legal settlement income. All intercompany interest income is eliminated in consolidation of our financial results.
“Corporate/Eliminations”
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

			Change
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Elimination of intercompany revenue	$(76)	$(356)	$280	(78.6)%

Elimination of intercompany product gross profit	(42)	(216)	174	(80.5)

Selling, general and administrative expense	7,759	9,648	(1,889)	(19.6)
Impairment charges	1,546	—	1,546	NM (1)
Gain on sale of asset	(691)	—	(692)	NM (1)
Interest and other expense (income)	1,497	(772)	2,269	NM (1)
Interest (expense) recovery	1,078	1,822	743	(40.8)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(11,231)	$(10,914)	$(317)	(2.9)

(1)	NM = Not meaningful as the change is greater than 100%
Selling, General and Administrative Expense — Our Corporate/Eliminations’ selling, general and administrative expense decreased approximately $1.9 million in 2007 as compared to 2006. Approximately $3.3 million of the decrease was related to a severance payment in 2006 between us and a former chief executive officer. Partially offsetting this decrease was a severance charge of approximately $1.7 million in 2007 related to the termination of our chief executive officer, Michael Krawitz on December 31, 2007. Also contributing to the decrease was a decrease in bonus payments to our executive officers of approximately $0.7 million during 2007 as compared to 2006, which was partially offset by an increase in legal expenses related to a lawsuit that we settled during 2007.
Impairment Charges — Our Corporate/Eliminations’ segment recorded impairment charges of $3.1 million for the year ended December 31, 2007 related to the DSD Holding business unit based upon our annual testing.
Interest and Other Expense (Income) — Our Corporate/Eliminations’ interest and other expense (income) increased approximately $2.3 million in 2007 compared to 2006, due primarily to the settlement of a lawsuit during 2007. Also, included in interest and other expense (income) during 2007 and 2006 was approximately $0.8 million and $0.3 million of income, respectively, attributable to the reversal of certain liabilities of business units that we had sold or closed during 2000 and 2001.
Interest Expense — Our Corporate/Eliminations’ interest expense decreased in 2007 compared to 2006, primarily due to lower average intercompany borrowings in 2007.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

			Change
	2006	2005	Increase (Decrease)
	(dollar amounts in thousands)
Revenue — intercompany elimination	$(356)	$(697)	$(341)	(48.9)

Gross profit — intercompany elimination	(216)	(430)	(214)	(49.8)

Selling, general and administrative expense	9,648	6,696	2,952	44.1
Research and development	—	191	(191)	(100.0)
Interest and other income	(772)	(1,607)	(835)	(52.0)
Interest expense (recovery)	1,822	(2,694)	4,516	NM (1)

(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	$(10,914)	$(3,016)	$7,898	NM (1)

(1)	NM = Not meaningful as the change is greater than 100%
Selling, General and Administrative Expense — Our “Corporate/Eliminations” selling, general and administrative expense increased approximately $3.0 million in 2006 as compared to 2005. Approximately $3.3 million of the increase was related to an incentive agreement between us and our former chief executive officer. The incentive agreement was entered into to (i) induce our former CEO, Scott R. Silverman, to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments to him in shares of stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate his employment with us. Also contributing to the increase was an increase in bonus payments of approximately $1.0 million during 2006 as compared to 2005. These increases were partially offset by a decrease in legal and other professional fees during 2006.
Research and Development — In mid-2004, we made a decision to downsize our Corporate Research Group. Effective March 31, 2005, we closed our Corporate Research Group. The majority of our research and development is now handled through our segments.
Interest and Other Income — Our Corporate/Eliminations’ interest and other income decreased approximately $0.9 million in 2006 compared to 2005. Interest income is a function of our short-term investments and interest earned on notes receivable. Also, included in interest and other income during 2005 was approximately $0.7 million attributable to the reversal of certain liabilities of a business unit that we had closed during 2001.
Interest Expense — Our Corporate/Eliminations’ interest expense is a function of the level of our outstanding debt. Corporate/Eliminations’ interest expense has increased in 2006 compared to 2005 as a result of an increase in borrowing. In addition, our interest expense varies as a result of the warrants that we issued to the purchasers of our debentures (the debentures were fully converted as of December 31, 2003.) The liability for the warrants, to the extent potentially settleable in shares of the DAC common stock owned by us, was required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/recovery in interest expense. During 2005 we recorded interest recovery of $3.2 million as a result of such revaluations. These warrants expired in June 2007.
Income Taxes
Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2007, we have provided a valuation allowance to fully reserve our U.S. net operating losses carried forward and our other U.S. existing net deferred tax assets, primarily as a result of our recent losses. Our tax benefit for 2007 was primarily related to our Canadian operation. Our tax provision for 2006 and 2005 was primarily related to foreign and state income taxes.
LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS
As of December 31, 2007, cash and cash equivalents totaled $9.6 million, an increase of $2.5 million, or 35.2%, from $7.1 million at December 31, 2006.

Net cash used in operating activities totaled $12.1 million, $7.9 million and $11.2 million in 2007, 2006 and 2005, respectively. In each year, cash was used primarily to fund operating losses. Since we do not currently own 100% of VeriChip and InfoTech, access to their funds is limited.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased to $21.1 million and $16.0 million at December 31, 2007 and 2006, respectively. The increase is primarily due to an increase in accounts receivable at DAC and VeriChip due to an increase in revenue in the fourth quarter of 2007 as compared to the fourth quarter of 2006.

•	Inventories increased to $15.8 million at December 31, 2007, compared to $13.0 million at December 31, 2006. The change was due primarily to an increase of inventories at DAC primarily as a result of the acquisition of McMurdo in April 2007, and a slight decrease of inventories at VeriChip.

•	Accounts payable increased $2.9 million, or 22.5%, to $15.8 million at December 31, 2007, from $12.9 million at December 31, 2006. The increase was primarily a result of the timing of billings for purchases and additional payables associated with McMurdo, which was acquired in April 2007.

•	Accrued expenses decreased $2.4 million, or 14.6%, to $13.9 million at December 31, 2007, from $16.2 million at December 31, 2006. The decrease was associated with the $3.3 million accrued payment due to our former CEO which was included in 2006 but not in 2007, partially offset by an increase of $0.9 million of accrued warranty expenses in 2007.
Investing activities used cash of $9.4 million, $6.5 million and $23.0 million in 2007, 2006 and 2005, respectively. In 2007, we used approximately $7.3 million to fund asset and business acquisitions. In 2006, we used approximately $3.8 million to acquire property and equipment, and approximately $3.1 million for business acquisitions. These uses were partially offset by $0.8 million that we realized on the sale of property and equipment. In 2005, cash of $22.1 million was used to purchase Instantel and $1.8 million was used to purchase property and equipment.
Financing activities provided (used) cash of $24.0 million, $(0.6) million, and $26.3 million in 2007, 2006 and 2005, respectively. In 2007, our primary sources of cash was proceeds on debt and VeriChip’s initial public offering. In 2006, our significant sources of cash were $13.8 million from long-term debt, and $1.7 million from notes payable. Our significant uses were $12.9 million in payments on long-term debt and $2.9 million to fund VeriChip’s offering costs. In 2005, our significant sources of cash were proceeds from the issuance of notes and preferred stock of $17.4 million, proceeds from long-term debt of $11.8 million and proceeds from the issuance of common shares and warrants of $6.1 million. Partially offsetting these sources of cash was $5.4 million used to repay long term debt.
Financial Condition
Financing Agreements and Debt Obligations
We are party to certain financing agreements and debt obligations, which are discussed in detail in Note 9 to our consolidated financial statements. The following is a discussion of our liquidity, and therefore, focuses on our revolving debt and invoicing credit facilities, as well as our loan agreement with VeriChip. We do not have any financial covenants under any of our debt agreements. Our term, mortgage and equipment loans require us to make principal payments. Such payments have been reflected in the Contractual Obligations table presented below.
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

On January 19, 2007, February 8, 2007, February 13, 2007 and February 29, 2008, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. On February 9, 2007, the effective date of VeriChip’s initial public offering, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip was not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount.
On December 20, 2007, we entered into a letter agreement with VeriChip, or the December 2007 Letter Agreement, whereby VeriChip paid us $0.5 million in December 2007. Under the terms of the letter agreement, as amended on February 29, 2008, VeriChip may prepay the outstanding principal amount due to us on or before 5:00 p.m. EST on October 30, 2008 by providing us with $10.0 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less a $5.3 million paid prepayment made in connection with financing obtained by VeriChip, less other principal payments made to reduce the Outstanding Principal Amount (as such term is defined in the December 2007 Letter Agreement) between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, VeriChip will not be required to make any further debt service payments to us until September 1, 2009. VeriChip is also required to register for resale all shares of VeriChip common stock that we own with the Securities and Exchange Commission and all applicable states within 120 days following the prepayment of outstanding principal amount. If prepayment of the outstanding principal amount is not made by October 30, 2008, the letter agreement will expire. We are obligated to use a portion of the proceeds from any prepayments to repay our existing debt with Laurus and Kallina.
On February 28, 2009, VeriChip entered into a loan with the VeriChip Lender. In connection with the VeriChip financing, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.3 million to us, (ii) to amend the Revolving Note to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the our note and related agreements, and (iv) to amend that certain letter agreement between VeriChip and us dated as of December 20, 2007, which is more fully discussed in the paragraph above. In connection with the letter agreement dated February 29, 2008, we agreed to subordinate our existing loan with VeriChip to the obligations of VeriChip under its credit agreement with Valens Offshore SPV II, Corp. Our loan is collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the Valens Offshore SPV II, Corp. VeriChip used part of the proceeds of the VeriChip Note to prepay $5.3 million of debt owed to us, of which $3.0 million was paid by us to our lenders Laurus and Kallina. As of December 31, 2007 and March 1, 2008, approximately $12.9 million and $10.4 million of principal and accrued interest, respectively, was outstanding on the loan. See page 5 of this Annual Report for a more complete discussion of the VeriChip Note and letter agreement.
DAC’s Revolving Facility
On August 31, 2007, DAC and certain of its subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina” or the “Lender”), a wholly-owned subsidiary of Laurus Master Fund, Ltd., pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, DAC may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the Lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by DAC and its Eligible Subsidiaries. DAC had no available funds under the Revolving Facility at December 31, 2007. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. The Revolving Facility matures on August 31, 2010. At December 31, 2007, the interest rate for amounts borrowed on the Revolving Facility was 10.0%. DAC and its Eligible Subsidiaries have pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than stock held in Signature, in support of the obligations under the Revolving Facility.

Signature’s Invoice Discounting Agreement
Signature has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.0 million (approximately $4.0 million at December 31, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (7.0% at December 31, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,664) per month. Discounting charges of approximately $52,000 are included in interest expense for the year ended December 31, 2007. As of December 31, 2007, $2.0 million of receivables were financed under the RBS Invoice Discounting Agreement. In February 2008, the RBS Invoice Discounting Agreement was amended to increase the outstanding balance limit from £2.0 million to £2.5 million, subject to restrictions on the use of proceeds.
DSD Holding’s Line of Credit
DSD Holding and its wholly-owned subsidiary, Daploma International A/S (“Daploma”), are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holding and Daploma amended the borrowing availability from DKK 12.0 million (approximately $2.4 million at December 31, 2007) to DKK 18.0 million (approximately $3.6 million at December 31, 2007). In connection with the amendment, DAC executed a Letter of Support which confirms that they will maintain its holding of 100% of the share capital of Daploma, and will neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce DAC’s influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2007, the annual interest rate on the Credit Facility was 6.65%. Borrowing availability under the Credit Facility considers guarantees outstanding. At December 31, 2007, there was no borrowing availability. The Credit Facility will remain effective until further notice. DSD Holding can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
Royal Bank of Canada Credit Agreement
VeriChip’s subsidiaries entered into a credit facility dated March 15, 2006, which was terminated on February 28, 2009, with the Royal Bank of Canada (“RBC”) providing for up to CDN$1.5 million (approximately $1.5 million at December 31, 2007) of revolving credit loans, provided that outstanding borrowings under the facility could not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI. At December 31, 2007, approximately $1.5 million was outstanding under the facility. In January 2008, VeriChip repaid this loan in full.
Liquidity
As of February 29, 2008, our consolidated cash and cash equivalents totaled $9.6 million. VeriChip had a cash balance of $7.2 million, DAC had a cash balance of $1.3 million, and our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $1.1 million.
As more fully discussed in Item 1A. Risk Factors above, we believe that we have sufficient funds to operate our business over the next twelve months ending December 31, 2008. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:
•	first, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

•	second, we will attempt to develop an effective marketing and sales strategy in order to grow our businesses and compete successfully in our markets;

•	third, we will attempt to expand the market for our Bio Thermo® and VeriMed products; and

•	fourth, we will attempt to realize positive cash flow with respect to our investment in DAC in order to provide us with an appropriate return on our investment.
We believe we have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2008. The major components of the plan are discussed on page 55 of this Annual Report for the year end December 31, 2007. No assurance can be given that we will be successful in implementing the plan.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(amounts in thousands)
Notes payable, long-term debt and other long-term obligations	$34,682	$16,677	$15,791	$2,214	$—
Operating lease obligations	4,388	1,124	1,608	1,124	532
Employment related contracts	1,986	462	1,016	508	—

Total	$41,056	$18,263	$18,415	$3,846	$532

The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.
Outlook
We are constantly looking for ways to maximize stockholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our stockholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.
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
We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2007, our debt consisted of a senior secured note with Laurus with a fixed interest rate, a senior secured note bearing interest at prime plus 3%, subject to a floor of 11%, VeriChip’s borrowings under its credit agreement with the RBC bearing interest at the Bank of Canada prime plus 1% (which has since been terminated), DAC’s borrowings under Danish credit facilities bearing interest at prime plus 2%, an equipment loan bearing variable interest rates ranging from 6.00% to 8.14%, a revolving loan bearing interest at prime plus 2%, subject to a floor of 10%, and a mortgage and capitalized leases with fixed or implicit interest rates. Our debt agreements are more fully described in Note 9 to our consolidated financial statements.
Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio (fair value of debt with variable interest rate reflects carrying value):

Carrying Value at
(in millions)	December 31, 2007
Total notes payable and long-term debt, including current portion	$32,973
Notes payable bearing interest at fixed interest rates	$14.0
Weighted-average interest rate during 2007	20.8%
The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

For the Year Ended
(in millions)	December 31, 2007
Exchange Rate Sensitivity:
Net foreign currency gains recorded in our consolidated statements of operations	$0.4
Foreign currency translation adjustments included in other comprehensive income	$0.3
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

Report of Management on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Our independent registered public accounting firm has audited the financial statements included in Item 8 of this report and has issued an attestation report on the Company’s internal control over financial reporting which is included at page F-3.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
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
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
Eisner LLP, the independent registered public accounting firm who also audited our consolidated financial statements has issued an audit report on management’s assessment of our internal control over financial reporting as of December 31, 2007. Eisner’s attestation report on management’s assessment of the our internal control over financial reporting is included below.

ITEM 9B. OTHER INFORMATION
On March 11, 2008, our Compensation Committee established the Annual Targets for the 2008 fiscal year for the Digital Angel Corporation Annual Incentive Plan (the “Plan”). The Plan was previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2006 and was adopted by the Compensation Committee as our Plan. The targets are based on the following metrics: Revenue, Operating Income, Cash Generation, and achievement of individual targets outlined in a Management By Objectives (MBO) record for each participant . Under the Plan, the Compensation Committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except our CEO, Joseph Grillo, is not eligible to participate, his incentive compensation determined instead by reference to his contract terms. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the CEO. The maximum award under the Plan varies based upon the participant’s level and performance. Targets bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation Committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants.
PART III
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC.
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

APPLIED DIGITAL SOLUTIONS, INC.
	By:	/s/ Joseph J. Grillo
Date: March 17, 2008		Joseph J. Grillo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Grillo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
(Joseph J. Grillo)

/s/ Lorraine M. Breece	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 17, 2008
(Lorraine M. Breece)

/s/ Daniel E. Penni	Chairman of the Board of Directors	March 17, 2008
(Daniel E. Penni)

/s/ John R. Block	Director	March 17, 2008
(John R. Block)

/s/ Dennis G. Rawan	Director	March 17, 2008
(Dennis G. Rawan)

/s/ Constance K. Weaver	Director	March 17, 2008
(Constance K. Weaver)

/s/ Michael S. Zarriello	Director	March 17, 2008
(Michael S. Zarriello)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Applied Digital Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Applied Digital Solutions, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedule — Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.
As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Digital Solutions, Inc’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Eisner LLP
New York, New York
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Applied Digital Solutions, Inc.
We have audited the internal control over financial reporting of Applied Digital Solutions, Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 of the Company, and our report dated March 17, 2008 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.
Eisner LLP
New York, New York
March 17, 2008

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,643	$7,068
Restricted cash	90	81
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $424 in 2007 and $483 in 2006)	23,049	16,895
Inventories	15,840	12,958
Deferred taxes	394	697
Other current assets	3,650	3,522
Current assets of discontinued operations	5,900	9,814

Total current assets	58,566	51,035

Property and equipment, net	13,129	11,532
Goodwill, net	56,527	72,306
Intangibles, net	38,925	20,200
Deferred offering costs	—	5,079
Other assets, net	3,968	997
Other assets of discontinued operations	574	11,076

Total assets	$171,689	$172,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$15,750	$7,250
Accounts payable	15,774	12,874
Advances from factor	1,992	875
Accrued expenses	13,880	16,245
Deferred revenue	2,656	1,638
Current liabilities of discontinued operations	4,587	16,944

Total current liabilities	54,639	55,826

Long-term debt and notes payable	17,223	14,203
Deferred taxes	10,090	5,803
Warrant liability	—	1,199
Deferred revenue	130	1,091
Other liabilities	2,752	—
Other liabilities of discontinued operations	2,495	1,165

Total liabilities	87,329	79,287

Commitments and contingencies:
Minority interest	12,811	47,984
Minority interest, discontinued operations	554	1,090

Total minority interest	13,365	49,074

Stockholders’ Equity:
Preferred shares ($10 par value; shares authorized, 5,000, special voting; shares issued, nil)	—	—
Common shares ($.01 par value; shares authorized 165,000; shares issued, 105,082 and 67,088; shares outstanding, 104,528 and 66,988)	1,051	671
Additional paid-in-capital	572,645	513,242
Accumulated deficit	(500,706)	(468,596)
Accumulated other comprehensive income - foreign currency translation	428	324

Subtotal	73,418	45,641

Treasury stock (carried at cost, 554 and 100 shares)	(2,423)	(1,777)

Total stockholders’ equity	70,995	43,864

Total liabilities and stockholders’ equity	$171,689	$172,225

See the accompanying notes to consolidated financial statements.

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005

Revenue	$117,402	$87,429	$72,056

Cost of sales	66,319	45,186	37,071

Gross profit	51,083	42,243	34,985

Selling, general and administrative expenses	68,989	52,997	40,377
Research and development expenses	9,379	7,228	5,557
Goodwill impairment charges	4,632	—	—

Operating loss	(31,917)	(17,982)	(10,949)
Gain on sale of assets	(691)	—	—

Interest and other income	1,111	1,344	2,659
Interest (expense) recovery	(6,928)	(3,137)	1,936

Loss from continuing operations before taxes, minority interest and gains (losses) attributable to capital transactions of subsidiaries	(37,043)	(19,775)	(6,354)

Benefit (provision) for income taxes	902	(145)	522

Loss from continuing operations before minority interest and gains (losses) attributable to capital transactions of subsidiaries	(36,141)	(19,920)	(5,832)

Minority interest	12,245	2,510	(73)
Net gain (loss) on capital transactions of subsidiaries	3,158	(1,632)	411
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	(9,437)	503	598

Loss from continuing operations	(30,175)	(18,539)	(4,896)

Loss from discontinued operations, net of income taxes of $0	(1,845)	(8,670)	(5,269)

Net loss	(32,020)	(27,209)	(10,165)

Preferred stock dividends	—	—	(1,573)
Accretion of beneficial conversion feature of redeemable preferred stock — Series D	—	—	(474)

Net loss attributable to common stockholders	$(32,020)	$(27,209)	$(12,212)

Loss per common share — basic and diluted loss from continuing operations	$(0.43)	$(0.27)	$(0.11)
Loss per common share — basic and diluted loss from discontinued operations	(0.03)	(0.13)	(0.08)

Net loss per common share — basic and diluted	$(0.46)	$(0.40)	$(0.19)

Weighted average number of common shares outstanding — basic and diluted	69,122	67,338	62,900

See the accompanying notes to consolidated financial statements.

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity
 For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

					Accumulated
			Additional		Other		Notes	Total
			Paid-in-	Accumulated	Comprehensive	Treasury	Received for	Stockholders’
	Common Stock		Capital	Deficit	(Loss) Income	Stock	Shares Issued	Equity
Balance — December 31, 2004	56,541	$565	$474,153	$(431,222)	$402	$(1,777)	$(1,277)	$40,844
Net loss	—	—	—	(10,165)	—	—	—	(10,165)
Comprehensive loss — Foreign currency translation	—	—	—	—	(524)	—	—	(524)

Total comprehensive loss	—	—	—	(10,165)	(524)	—	—	(10,689)

Adjustment to allowance for uncollectible portion of notes	—	—	—	—	—	—	628	628
Stock option re-pricing	—	—	(230)	—	—	—	—	(230)
Issuance of common shares	443	4	873	—	—	—	—	877
Exercise of warrants	1,500	15	5,203	—	—	—	—	5,218
Preferred stock dividend	—	—	(1,573)	—	—	—	—	(1,573)
Issuance of common shares, options and warrants for services	7	—	181	—	—	—	—	181
Stock issue costs	—	—	(235)	—	—	—	—	(235)
Fees paid to Satellite	—	—	(60)	—	—	—	—	(60)
Issuance of warrants to Satellite investors	—	—	1,782	—	—	—	—	1,782
Beneficial conversion features of debt and preferred stock issued to Satellite investors	—	—	675	—	—	—	—	675
Feature of preferred stock	—	—	(474)	—	—	—	—	(474)
Issuance of common shares to Instantel escrow account	809	8	(8)	—	—	—	—	—
Issuance of common shares, options and warrants for eXI Corporation acquisition	3,463	35	12,617	—	—	—	—	12,652
Issuance of common shares to DAC	685	7	3,493	—	—	—	—	3,500
Satellite conversion of redeemable preferred stock — series D to common stock	3,197	32	10,971	—	—	—	—	11,003
Preferred stock dividend	479	5	1,528	—	—	—	—	1,533
Adjustment for notes received for shares issued	(17)		(49)	—	—	—	49	—
Issuance of common shares for settlement	32		100	—	—	—	—	100
VeriChip options issued for services	—	—	814	—	—	—	—	814

Balance — December 31, 2005	67,139	$671	$509,761	$(441,387)	$(122)	$(1,777)	$(600)	$66,546

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity (continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

					Accumulated
			Additional		Other		Notes	Total
			Paid-in-	Accumulated	Comprehensive	Treasury	Received for	Stockholders’
	Common Stock		Capital	Deficit	(Loss) Income	Stock	Shares Issued	Equity
Balance — December 31, 2005 (brought forward)	67,139	$671	$509,761	$(441,387)	$(122)	$(1,777)	$(600)	$66,546
Net loss	—	—	—	(27,209)	—	—	—	(27,209)
Comprehensive income — Foreign currency translation	—	—	—	—	446	—	—	446

Total comprehensive loss	—	—	—	(27,209)	446	—	—	(26,763)

Adjustment to allowance for uncollectible portion of notes	—	—	—	—	—	—	412	412
Warrant anti-dilution charge	—	—	13	—	—	—	—	13
Stock option extensions	—	—	145	—	—	—	—	145
Issuance of common stock warrants	—	—	1,525	—	—	—	—	1,525
Issuance of common shares for purchase of Signature Industries Limited minority interest	351	4	904	—	—	—	—	908
Issuance of common shares	97	1	193	—	—	—	—	194
Issuance of common shares under share exchange agreement	455	5	966	—	—	—	—	971
Restricted stock issued under incentive plan	50	—	104	—	—	—	—	104
Stock issuance costs	—	—	(79)	—	—	—	—	(79)
VeriChip options issued for services	—	—	149	—	—	—	—	149
Adjustment for notes received for shares issued	(144)	(1)	(187)	—	—	—	188	—
Retirement of common shares	(860)	(9)	(252)	—	—	—	—	(261)

Balance — December 31, 2006	67,088	$671	$513,242	$(468,596)	$324	$(1,777)	$—	$43,864

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity (continued)
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

					Accumulated
			Additional		Other		Total
			Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
	Common Stock		Capital	Deficit	(Loss) Income	Stock	Equity
Balance — December 31, 2006 (brought forward)	67,088	$671	$513,242	$(468,596)	$324	$(1,777)	$43,864
Net loss	—	—	—	(32,020)		—	(32,020)
Comprehensive income — Foreign currency translation	—	—	—	—	104	—	104

Total comprehensive loss	—	—	—	(32,020)	104	—	(31,916)

Effect of adopting FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes”	—	—	—	(90)	—	—	(90)
Issuance of common shares for settlement to Silverman	2,391	24	3,010	—	—	—	3,034
Issuance of common shares for settlement to Krawitz	3,509	35	1,695	—	—	—	1,730
Reclassification of warrant payable	—	—	1,240	—	—	—	1,240
Issuance of restricted stock and options for services	50	—	144	—	—	—	144
Issuance of common stock for options exercise	10	—	15	—	—	—	15
Issuance of common stock for legal settlement	1,470	15	1,285	—	—	—	1,300
Net issuances of common stock to InfoTech for payment of note payable	703	7	970	—	—	(646)	331
Acquisition of DAC minority interest	29,861	299	40,574	—	—	—	40,873
Stock issuance costs	—	—	(78)	—	—	—	(78)
Repricing of common stock warrants for financing transaction	—	—	185	—	—	—	185
VeriChip options and restricted stock issued for services	—	—	3,430	—	—	—	3,430
Exercise of VeriChip warrant	—	—	(4)	—	—	—	(4)
DAC issuance of common stock warrants	—	—	1,044	—	—	—	1,044
DAC options and restricted stock issued for services	—	—	4,893	—	—	—	4,893
Purchase of treasury stock by VeriChip	—	—	(761)	—	—	—	(761)
Issuance of warrants for financing transaction	—	—	1,711	—	—	—	1,711
InfoTech options and restricted stock issued for services	—	—	50	—	—	—	50

Balance — December 31, 2007	105,082	$1,051	$572,645	$(500,706)	$428	$(2,423)	$70,995

See the accompanying notes to consolidated financial statements.

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	For the Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(32,020)	$(27,209)	$(10,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,845	8,670	5,269
Depreciation and amortization	5,159	4,518	3,259
Allowance for bad debts	333	51	76
Allowance for slow moving inventory	1,272	69	588
Non-cash interest expense (recovery)	3,501	435	(2,369)
Deferred income taxes	(1,291)	(160)	(235)
Impairment of notes receivable	—	—	103
Goodwill impairment	4,632	—	—
Reduction in derivative warrant liability	(589)	—	—
Net (gain) loss on capital transactions of subsidiaries	(3,158)	1,632	(411)
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	9,437	(503)	(598)
Minority interest in net (loss) income of subsidiaries	(12,245)	(2,510)	73
(Gain) loss on sale of equipment and assets	(691)	8	52
Stock-based compensation and administrative expenses	8,478	1,751	(3)
Issuance of stock for services	1.730	—	1,090
(Increase) decrease in restricted cash	(9)	251	17
Net change in operating assets and liabilities	907	4,173	(9,565)
Net cash provided by discontinued operations	620	909	1,626

Net cash used in operating activities	(12,091)	(7,915)	(11,193)

Cash flows from investing activities:
Decrease in notes receivable	108	239	909
Proceeds from sale of property and equipment	—	794	5
Payments for property and equipment	(2,367)	(3,813)	(1,771)
Payment for asset and business acquisitions (net of cash balances acquired)	(7,338)	(3,058)	(22,116)
(Increase) decrease in other assets	(375)	(262)	210
Net cash provided by (used in) discontinued operations	580	(381)	(232)

Net cash used in investing activities	(9,392)	(6,481)	(22,995)

Applied Digital Solutions, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows (continued)
(in thousands)

	For the Years ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Net amounts received on notes payable	6,592	1,728	4
Net proceeds of long-term debt	13,038	13,848	11,800
Proceeds from issuance of debentures and preferred stock (net of offering costs)	—	—	17,440
Preferred stock dividends paid	—	(190)	(41)
Payments for long-term debt	(9,267)	(12,900)	(5,444)
Proceeds from VeriChip’s initial public offering	18,336	—	—
VeriChip initial public offering costs	(2,879)	(2,924)	(1,140)
Other financing costs	(1,205)	—	—
Issuance of common shares and warrants	—	89	6,096
Payments of dividends to minority shareholder	(108)	—	—
Net (payments) proceeds from subsidiaries (repurchase) issuance of common stock	(387)	574	(1,179)
Stock issuance costs	(90)	(79)	(235)
Net cash used in discontinued operations	—	(757)	(990)

Net cash provided by (used in) financing activities	24,030	(611)	26,311

Net increase (decrease) in cash and cash equivalents	2,547	(15,007)	(7,877)

Effect of exchange rate changes on cash and cash equivalents	28	48	(315)

Cash and cash equivalents — Beginning of year	7,068	22,027	30,219

Cash and cash equivalents — End of year	$9,643	$7,068	$22,027

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$364	$540	$369
Interest paid	3,342	2,704	474
See the accompanying notes to consolidated financial statements.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Applied Digital Solutions, Inc., a Delaware corporation doing business as Digital Angel, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develop innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications. When we refer to DAC, we are referring to our now wholly-owned subsidiary, Digital Angel Corporation, which formerly traded on the American Stock Exchange. We acquired the minority owners’ interest in DAC effective December 28, 2007, as is more fully discussed in Note 3. All amounts in the following tables are in thousands unless otherwise noted.
We engage in the following principal business activities:
•	developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications;

•	developing and marketing GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	developing, marketing and selling RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications;

•	developing and marketing service relationship management software and services; and

•	selling vibration monitoring systems.
As of December 31, 2007, our continuing business operations consisted of the operations of three wholly-owned subsidiaries, Digital Angel Corporation (“DAC”), Pacific Decision Sciences Corporation (“PDSC”) and Thermolife Energy Corp. (“ThermoLife”), and one majority-owned subsidiary, VeriChip Corporation (“VeriChip”) (NASDAQ: CHIP). On February 14, 2007, VeriChip completed an initial public offering of its common stock. In connection with its initial public offering, VeriChip sold 3,100,000 shares of its common stock. As of December 31, 2007, we owned approximately 52.8% of VeriChip’s outstanding common stock. As of March 12, 2008, we owned 49.3%, or less than 50% of VeriChip’s outstanding common stock, which generally would require the equity method of accounting rather than consolidation of accounts as has been done through December 31, 2007. Revenues of VeriChip for the year ended December 31, 2007 totalled $32.1 million and its total assets at that date were $50.0 million.
Discontinued Operations
As of December 31, 2007, our discontinued operations consisted of the operations of two wholly-owned subsidiaries, Computer Equity Corporation, or Computer Equity, and Perimeter Acquisition Corp., or Perimeter, and one majority-owned subsidiary, InfoTech USA, Inc. n/k/a IFTH Acquisition Corp. (“InfoTech”) (OTC: IFTH). As of December 31, 2007 and March 12, 2008, we owned approximately 50.9% and 49.9% of InfoTech, respectively. During the quarter ended June 30, 2007, we made a decision to sell InfoTech. During the quarter ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity and Perimeter. In addition, on July 2, 2007, DAC sold its subsidiary, OuterLink Corporation (“OuterLink”). As a result, InfoTech, OuterLink, Computer Equity and Perimeter are now classified as discontinued operations for all periods presented herein. InfoTech operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the consolidated financial statements as if it operated on a calendar year basis. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc. and various other non-core businesses. Therefore, the reversal of certain liabilities associated with Intellesale, Inc. and other non-core businesses are included in the net results of discontinued operations. Discontinued operations are more fully discussed in Note 16.
Certain items in the consolidated financial statements for the 2006 and 2005 periods have been reclassified to conform to the current period presentation. All dollar amounts in the tables presented below are in thousands unless otherwise noted.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Business Segments
During 2006 we operated in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications and Advanced Technology. Currently, we operate in five business segments: Healthcare, Security and Industrial, which segments comprise the business operations of VeriChip, Animal Applications, GPS and Radio Communications, which segments comprise the business operations of DAC, and Advanced Technology, which comprise the business operations of PDSC and Thermo Life.
Animal Applications Segment
Our Animal Applications segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Applications segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:
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
GPS and Radio Communications Segment
Our GPS and Radio Communications segment’s proprietary products provide location tracking and message monitoring of vehicles, aircraft and people in remote locations. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM and McMurdo™ brands, which serve military and commercial markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets under the brand name MOB (“man overboard”) Guardian; and

•	alarm sounders for industrial use and other electronic components.
Healthcare Segment
Our healthcare segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:
•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	an asset/staff location and identification systems used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.
Our Healthcare segment also includes the VeriMed system, from which, through December 31, 2007, we have derived only nominal revenues.
Security and Industrial Segment
Our Security and Industrial segment encompasses the sale of:
•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Advanced Technology Segment
The principal products and services in our Advanced Technology segment are service relationship management software and services sold through PDSC. In January 2008, we determined that the only remaining entity in this segment was to be sold and therefore will be reclassified to discontinued operation in 2008.
“Corporate/Eliminations”
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative and other expense reductions associated with companies sold or closed in 2001 and 2002, and interest expense and recovery, interest and other income and administrative expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” as of December 31, 2007 are approximately $3.3 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that $2.6 million of these liabilities will be reversed during 2008, as they will no longer be considered our legal obligations.
Significant Accounting Policies

Our consolidated operating activities used cash of $12.1 million, $7.9 million and $11.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, our cash and cash equivalents totaled $9.6 million, compared to $7.1 million as of December 31, 2006. As of December 31, 2007, we had an accumulated deficit of $500.7 million.

We believe that we have or will be able to generate sufficient funds to operate our business over the next twelve months ending December 31, 2008. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Principles of Consolidation
The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. The minority interest represents the non-controlling interest in the outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.
Foreign Currencies
As of December 31, 2007, we had foreign subsidiaries located in Canada, Europe, and South America. Our Canadian subsidiaries’ functional currency is the U.S. dollar. Accordingly, gains and losses associated with certain expenses denominated in the Canadian dollar, such as payroll expenses, are included in our results of operations as incurred. However, from April 1, 2005 until June 30, 2005, VeriChip’s Canadian subsidiary, VeriChip Holdings Inc. n/k/a Xmark Corporation (“VHI”), used its local currency as its functional currency. Results of operations and cash flow were translated at average exchange rates during the period, and assets and liabilities were translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. On July 1, 2005, VHI’s functional currency changed from the local currency to the reporting currency. This was done as the result of a functional currency determination test that showed that the majority of VHI’s business operations were transacted in the reporting currency. Translation adjustments for the period April 1 to June 30, 2005 were not removed from equity and will remain in equity until a sale or substantially complete liquidation of the investment in the subsidiary occurs.
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

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization computed using straight-line and accelerated methods. Building and leasehold improvements are depreciated and amortized over their estimated useful lives ranging from 10 to 40 years and equipment is depreciated over their estimated useful lives ranging from 3 to 10 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“FAS 142”). FAS 142 eliminated the amortization of goodwill. Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Other than goodwill, our only other intangible assets with indefinite lives are trademarks and trade names valued at approximately $11.7 million as of December 31, 2007. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon our annual testing, we recorded impairment charges of approximately $4.6 million in the fourth quarter of 2007 related to our DSD Holding business unit. In addition we recorded $9.5 million, $6.6 million and $7.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005 for impairment charges related to our discontinued operations, Computer Equity in 2007 and 2006, and OuterLink in 2007. These impairment charges were the result of the carrying value exceeding the fair value of the companies. See Note 16 for more information about our discontinued operations.
Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment conditions exist. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations. See Notes 6, 7 and 14 for more information.
We have other intangible assets consisting of patented and non-patented technologies, customer relationships and distribution networks. These intangible assets are amortized over their expected economic lives ranging from 3 to 15 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There were no impairments of definite-lived intangible or other long-lived assets during 2007, 2006 and 2005.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Advertising Costs
We expense production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $0.9 million, $0.7 million, and $1.5 million in 2007, 2006 and 2005, respectively.

Revenue Recognition
We follow the revenue recognition guidance in Staff Accounting Bulletin (“SAB”) 101 and SAB 109. Our revenue recognition policies are as follows:
Animal Applications and GPS and Radio Communications Segments
Our Animal Applications and GPS and Radio Communications segments recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We offer a warranty on our Animal Applications and GPS and Radio Communications segment’s products and record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. The warranty expense incurred during the years ended December 31, 2007 and 2006 was $1.6 million and a de minimis amount, respectively.
It is our policy to approve all customer returns before issuing credit to the customer. Our Animal Applications and GPS and Radio Communications segments incurred returns of approximately $0.2 million in each of 2007, 2006 and 2005.
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
Revenue Recognition Policy for VeriMed and VeriTrace Systems and Services
We market the implantable VeriChip, insertion kits and scanners under the name VeriMed. Our distributors are separate legal and economic entities, and we do not have any ownership interest in any of these entities. Additionally, we have hired sales staff to market VeriMed directly to hospitals, and physicians. The sale of the VeriMed patient identification system includes the implantable VeriChip, scanners, insertion kits and patient registration forms. These items are sold directly and through distributors with a limited warranty period. We also generally indemnify our distributors against third party claims of intellectual property infringement. With the exception of sales under one of our current distributor agreements, we do not anticipate that additional distributorship arrangements will provide for consignment sales. In conjunction with the implantation of a microchip, the patient completes a registration from enrolling the patient in the VeriMed Patient Registry.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Product Revenue
Revenues from the sale of the implantable microchip kits and scanners are recorded at gross amounts with a corresponding entry for cost of sales. Until the amount of returns can be reasonably estimated, we do not recognize revenue until after the products are shipped to customers and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or physician has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenue (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. We have one distribution arrangement that provides for sales on a consignment basis. We intend to recognize revenue from consignment sales to this distributor after receipt of notification from the distributor of product sales to the distributor’s customers provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed or determinable, the period of time the distributor has to return the product as provided in its distributor agreement has elapsed and collectability is reasonably assured.

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
Management has never applied the reverse residual method described in paragraphs 12 and 13 of EITF Issue 00-21 to determine the value of an item relating to its VeriMed and VeriTrace systems. Per paragraph 13, the reverse residual method may only be used to the extent that any separate unit of accounting in the arrangement (including a delivered item) is required under GAAP to be recorded at fair value (and marked to market each reporting period thereafter). In that case, the amount allocated to that unit of accounting should be its fair value and under those circumstances, the remainder of arrangement consideration should be allocated to the other units of accounting under the reverse residual method. Through December 31, 2007, none of our Healthcare segment’s implantable microchip arrangements has met this criterion.
Services Revenue
The services for maintaining subscriber information on a database that we maintain, are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.
With respect to the products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the ultimate arrangements subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.
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

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Advanced Technology Segment
Revenue from programming, consulting and software licensing services are recognized based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We do not offer a warranty period for services to our customers. Costs of goods sold are recorded as the related revenue is recognized.
When our Advanced Technology segment’s software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if VSOE of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue associated with the entire agreement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions:
•	if the only undelivered element is post-contract support, the deferred amount is recognized ratably over the post-contract support period, adjusted on a prospective basis for changes in the estimated post-contract support period; and

•	if the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed.

Service Revenue
We previously reported service revenue separately on our consolidated statement of operations. With the recent discontinued operations, our service revenue from continuing operations is not material as shown below:

	Year Ended	Year Ended	Year Ended
	December	December	December
	31, 2007	31, 2006	31, 2005
Product revenue	$107,311	$80,053	$67,063
Service revenue	10,091	7,376	4,993

Total revenue	$117,402	$87,429	$72,056

Stock-Based Compensation
At December 31, 2007, we had eight stock-based employee compensation plans (four of which have been terminated with respect to any new stock option grants), and our subsidiaries collectively had seven stock-based employee compensation plans, which are described more fully in Note 12. As permitted under SFAS No. 123, Accounting for Stock-based Compensation (“FAS 123”) through December 31, 2005 we elected to follow the guidance of the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (”APB No. 25”) and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”) in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of our fixed stock options granted to directors and employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, resulted in variable accounting in accordance with APB No. 25. Accordingly, compensation expense was measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation costs was recognized immediately.

During the year ended December 31, 2005, we accounted for equity instruments issued to non-employees and non-directors in accordance with the provisions of FAS 123. We recorded $1.0 million in compensation expense associated with such options.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires that the fair value of all share-based payments to consultants, employees and directors, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption, which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provision of FAS 123R and compensation cost is recognized on a straight line basis over the service period of each award. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 12 for further information concerning our stock option plans and the impact of our adoption of FAS 123R.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Research and Development
Research and development expense consists of personnel costs, supplies, payments to consultants, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and is charged to expense as incurred.
Deferred Offering Costs
At December 31, 2006, we had approximately $5.1 million in deferred offering costs. These costs were associated with VeriChip’s initial public offering, which was completed on February 14, 2007. As a result, these costs were recorded as a reduction in the proceeds raised in the offering in the first quarter of 2007.
Warrants Treated as a Liability
Previously, we have issued warrants to acquire shares of our common stock that were required to be accounted for as a liability in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair values of these warrants were required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded as income or expense. As of December 31, 2007, these warrants were no longer outstanding. These warrants are more fully discussed in Note 10.
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
Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on our financial position is discussed in Note 11 — Income Taxes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.
Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. Our determinations include many decisions based on its knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Such estimates are subject to change.
Gains/Losses Attributable to Capital Transactions of Majority-Owned Subsidiaries
Realizable gains or losses on issuances of certain shares of common stock by our majority-owned subsidiaries are reflected in our consolidated statements of operations. We determined that the recognition of gains or losses on certain issuances of such shares of stock by our majority-owned subsidiaries was appropriate to the extent such recognition is not limited and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of our investment in the subsidiaries and the net proceeds from the issuances of the stock. The issuances of stock by our majority-owned subsidiaries have also given rise to losses as a result of the dilution of our ownership interest in such subsidiaries. Future stock issuances to third parties by our majority-owned subsidiaries will further dilute our ownership percentage and may give rise to additional losses, which could have a material adverse impact on our financial condition and results of operations. Detail of the amount of gains and losses attributable to capital transactions of our majority-owned subsidiaries for the three years ended December 31, 2007, is presented in Note 3.
Loss (Income) Per Common Share and Common Share Equivalent
Basic loss (income) per common share is computed by dividing the loss (income) by the weighted average number of common shares outstanding for the period. Diluted loss (income) per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options, warrants, preferred stock and convertible debt to the extent that the average fair value of our common stock for each period is greater than the exercise price of the options and warrants, except where there is a loss attributable to the common stockholder.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Comprehensive Income (Loss)
Our comprehensive accumulated other income (loss) consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders’ equity.
Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 beginning in the first quarter of fiscal year 2008 and do not expect the adoption of SFAS 157 to have a material impact to our consolidated results of operations and financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is our first quarter of fiscal year 2008.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 amends FASB Statements No. 87, 88, 106, and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for us as of the end of our first fiscal year ended after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We have not yet determined the impact of FAS 158 on our consolidated financial position, results of operations, cash flows or financial statement disclosures but expect that it will not have a material effect on us as the only pension plan is maintained by our subsidiary, Signature Industries, and is immaterial.
In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115 (“FAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We will adopt SFAS 159 beginning in the first quarter of fiscal year 2008 and do not expect SFAS 159 to have a material impact to our consolidated results of operations and financial condition.
In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. We will prospectively adopt EITF 07-3 on January 1, 2008. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
Other Events
Notice of Nasdaq Delisting
On December 6, 2007, we received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because for thirty (30) consecutive business days the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until June 2, 2008, to regain compliance with the Rule.
If, at any time before June 2, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 2, 2008, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Currently, except for the bid price requirement, we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c).
Departure of Applied Digital Board Members
On December 28, 2007, in connection with the DA Merger (as defined in Note 3), Michael E. Krawitz and J. Michael Norris resigned from their positions as members of our Board of Directors (the “Board”). In addition, effective December 31, 2007, in connection with the DA Merger, Michael E. Krawitz was terminated as our president and chief executive officer (“CEO”). See Note 18.
Appointment/Resignation of Directors to the Board Post DA Merger
On January 3, 2008, pursuant to the terms of the DA Merger Agreement (as defined in Note 3), the board approved the appointment of John R. Block, Barry M. Edelstein, and Michael S. Zarriello, former members of the DAC board, to serve on our board effective immediately after the effective time of the DA Merger on December 28, 2007. Effective January 11, 2008, Mr. Edelstein resigned as a member of our board at which time he joined the board of VeriChip.
As a result of the DA Merger and the appointment of new directors to our board, on January 3, 2008, our board reviewed and revised its committee structure and composition. The new committees of the Board and its members are as follows:
•	Audit and Governance Committee — Mr. Zarriello (Chair and audit committee financial expert), Dennis G. Rawan and Daniel E. Penni

•	Compensation Committee — Constance K. Weaver (Chair), Messrs. Zarriello and Block

•	Nominating Committee — Messrs. Block (Chair), Rawan and Penni

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Appointment of Joseph J. Grillo as Chief Executive Officer and President
On January 3, 2008, our board selected and approved Joseph J. Grillo as our chief executive officer, president and director. Mr. Grillo will not serve on any committees of our board. In connection with Mr. Grillo’s appointment, we entered into an employment agreement with Mr. Grillo, effective as of January 1, 2008. The employment agreement is more fully described in Note 18.
Merger with Geissler Technologies Corporation and Appointment of Randolph K. Geissler
On January 14, 2008, we entered into an Agreement and Plan of Merger (the “GTC Merger Agreement”) with GT Acquisition Sub, Inc., a Minnesota corporation and a wholly-owned subsidiary of ours, Geissler Technologies Corporation, a Minnesota corporation (“GTC”), Donald R. Brattain, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler, pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned our ownership of GT Acquisition Sub, Inc. to DAC, such that GT Acquisition Sub, Inc. become a wholly-owned subsidiary of DAC. We refer to Brattain & Associates, LLC, the limited liability company under which Donald R. Brattain held shares of GTC, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler collectively as the Holders. The acquisition is more fully described in Note 3.
In connection with the GTC Merger, on January 15, 2008, Randolph K. Geissler became the president of our Animal Applications segment. On January 15, 2008, DAC entered into an employment letter agreement with Mr. Geissler, which is more fully described in Note 18.
Pacific Decision Sciences Corporation
In December 2007 and January 2008, all of the employees of PDSC resigned as employees, including PDSC’s two key employees. These key employees have strong relationships with PDSC’s former significant customer, International Business Machines Corp. (“IBM”). As a result of the resignation of all of PDSC’s employees, on March 13, 2008, we held a mediation with the former key employees and their new business, CSDP. The parties entered into a settlement in principle, which we are in the process of formally documenting. CSDP agreed to purchase the assets of PDSC from us for $2.0 million. The purchase price will be paid in equal monthly installments over a period of 48 months. The purchase price will be secured by the assets of CSDP.
2. Accounts Receivable

	December 31,	December 31,
	2007	2006
	(in thousands)

Receivables assigned to factor	$2,490	$1,094
Unfactored accounts receivable	20,983	16,284
Allowance for doubtful accounts	(424)	(483)

	$23,049	$16,895

DAC’s subsidiary, Signature Industries Limited (“Signature”) has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.0 million (approximately $4.0 million at December 31, 2007) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (7.0% at December 31, 2007). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $0.1 million, $0.1 million and $0.0 million are included in interest expense for the year ended December 31, 2007, 2006 and 2005, respectively. In February 2008, the RBS Invoice Discounting Agreement was amended to increase the outstanding balance limit from £2.0 million to £2.5 million, subject to restrictions on the use of proceeds.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Acquisitions

			Goodwill
			and	Other Net
			Other	Assets
	Date	Acquisition	Intangibles	And
Company Acquired	Acquired	Price	Acquired	Liabilities	Business Description
(in thousands)

DSD Holding A/S	2/28/05	$5,902	$8,008	$(2,106)	Manufactures and markets visual and electronic RFID tags for livestock.
VeriChip Holdings Inc., formerly eXI Wireless, Inc.	3/31/05	$13,283	$11,541	$1,742	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.
Instantel, Inc.	6/10/05	$24,737	$25,936	$(1,199)	Manufacturer of high-quality remote monitoring products including RFID based patient wandering and infant protection systems and vibration monitors.
McMurdo	4/05/07	$7,302	$4,456	$2,846	Develops and manufactures emergency location beacons and NAVTEX technology.
In addition to the acquisitions listed above, on December 28, 2007, we acquired the minority owners’ interest in DAC as is more fully discussed below, and on January 14, 2008, we closed the GTC Merger as is more fully discussed in Note 26.
DSD Holding A/S
On February 28, 2005, DAC completed the acquisition of DSD Holding and DSD Holding became a wholly-owned subsidiary of DAC. Under the terms of the acquisition, DAC agreed to purchase all of the outstanding capital stock of DSD Holding for a purchase price equal to seven times DSD Holding’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period. DAC made an initial payment of $3.5 million at closing through the delivery of 0.7 million shares of our common stock, which DAC acquired from us in a February 2005 share exchange, as discussed below. The initial payment of $3.5 million negotiated between DAC and the selling shareholders of DSD Holding was the minimum payment due. During the second quarter of 2005, DAC paid additional consideration of $0.2 million to account for pre-closing price fluctuations.
Pursuant to the terms of the February 2005 share exchange agreement that we entered into with DAC in connection with the DSD Holding acquisition, we sold to DAC 0.7 million shares of our common stock in exchange for 0.6 million shares of DAC’s common stock. Under the terms of the share exchange agreement, the value of the common stock exchanged between us and DAC was $3.5 million, which represented the initial partial payment due under the acquisition agreement as discussed above. The number of shares of DAC’s and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of DAC and our common stock, respectively, for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 per share for DAC’s common stock and $5.113 per share for our common stock.
Under the terms of the acquisition agreement pursuant to which DAC acquired DSD Holding, at any time between the closing date of the acquisition and December 31, 2006, DAC had the right to buy out the remaining purchase price. On April 13, 2006, DAC exercised its right to buyout the remaining purchase price by electing to pay the set amount of $2.0 million. The $2.0 million buy out price was satisfied by a cash payment of $1.0 million made on April 13, 2006, and the issuance on June 8, 2006 of $1.0 million worth of DAC’s unregistered common stock, or approximately 0.3 million shares. The number of shares of DAC’s common stock that were exchanged was determined based upon the average of the volume-weighted-average price of DAC’s common stock for the 10 trading days prior to the closing date of the share exchange agreement, or $3.545 per share. The $2.0 million buyout price was recorded as additional goodwill. We and the former shareholders of DSD Holding agreed to exchange, per the terms of a share exchange agreement dated April 12, 2006, registered shares of our common stock for the unregistered shares of DAC’s common stock paid by DAC to the former shareholders of DSD Holding pursuant to the buyout agreement.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Pursuant to the share exchange agreement, we issued to the former shareholders of DSD Holding 0.5 million shares of our common stock, valued at approximately $1.0 million and $27,751 in cash in exchange for the 0.3 million shares of DAC common stock that the former shareholders of DSD Holding received from DAC in partial payment of the buyout, as more fully discussed above. The number of shares of our common stock that were exchanged was determined based upon the average of the volume-weighted-average price of our common stock for the two trading days immediately preceding, and not including, the transaction closing date of June 8, 2006, which was $2.14 per share.
The DSD Holding acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of DSD Holding as of December 31, 2006, was recorded as goodwill of $6.0 million. Intangible assets with an estimated fair value of $2.0 million were also recognized in the acquisition. These intangible assets consist of customer relationships, tradename, patents and a non-compete agreement. The customer relationships, patents and non-compete agreement are being amortized over periods ranging from 3 to 15 years. Amortization expense associated with these intangible assets recorded in the years ended December 31, 2007, 2006 and 2005 was approximately $0.1 million, $0.2 million and $0.1 million, respectively. The tradename has an indefinite life.
DSD Holding is a Denmark-based manufacturer and marketer of visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. In considering the benefits of the DSD Holding acquisition, management recognized the strategic complement of DSD Holding’s technologies and customer base with our existing Animal Applications segment.

VeriChip Holdings Inc.
On March 31, 2005, we acquired VHI through a plan of arrangement under which we paid CDN$1.60 for each outstanding share of VHI (a total of 10.3 million VHI common shares were outstanding on March 31, 2005) payable in shares of our common stock based on the daily weighted-average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of VHI’s common stock for each share of our common stock. Accordingly, we issued 3.4 million shares of our common stock valued at approximately $11.7 million to VHI’s shareholders. In addition, all existing VHI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options and warrants exercisable into shares of our common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the purchase price was approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition of which $0.3 million was paid with options. The total cost of the acquisition was approximately $13.3 million. VHI developed patient wandering, maternity ward infant protection and asset location and identification systems combining automated identification and real-time location technologies.
Effective March 31, 2005, we contributed VHI to VeriChip, under the terms of an exchange agreement between us and VeriChip dated June 9, 2005, in consideration for approximately 3.3 million shares of VeriChip’s common stock. Effective January 1, 2008, VHI was amalgamated into Xmark Corporation, a wholly-owned subsidiary of VeriChip, with Xmark Corporation being the surviving entity.
The acquisition of VHI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of VHI was recorded as goodwill of approximately $5.0 million. The intangible assets with an aggregate fair value of approximately $6.5 million are comprised of patents, trademarks, customer relationships and distribution network. These intangible assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. We recorded amortization expense of approximately $0.6 million, $0.6 million and $0.5 million in 2007, 2006 and 2005, respectively, associated with these intangible assets.
Instantel Inc.
On June 10, 2005, VeriChip’s subsidiary, VHI, entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VHI, VeriChip and us to acquire 100% of the common stock of Instantel. We funded the acquisition, with such funding being recorded as a capital contribution to VeriChip. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of VHI. The purchase price for Instantel was $25.0 million, if the sellers elected to receive the second purchase price payment in some combination of VeriChip’s and our common stock, or $24.5 million, if the sellers elected to receive the second purchase price payment in cash. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment was required to be made on the earlier of (i) the closing of VeriChip’s initial public offering or (ii) September 30, 2006. Prior to September 30, 2006, in accordance with the share purchase agreement, we were notified by Perceptis that it would exercise its right to receive the second payment of the purchase price in the form of a cash payment of $2.5 million. On October 10, 2006, we paid Perceptis $2.0 million, which amount reflected a holdback of the amount due to Perceptis resulting from a pending $0.5 million indemnification claim resulting from certain tax obligations. A final payment may be due upon resolution of this pending indemnification claim. In addition, we incurred approximately $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the estimated fair value of the assets acquired and liabilities assumed of Instantel was recorded as goodwill of $11.0 million. In addition, we have recorded intangible assets of $14.9 million comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. We recorded amortization expense of approximately $1.2 million, $1.2 million and $0.6 million in the years ended December 31, 2007, 2006 and 2005, respectively, associated with these intangibles. Instantel is a manufacturer of remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base.
In considering the benefits of the VHI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with our existing RFID implantable microchip business.
McMurdo Limited
In April 2007, DAC, through its wholly-owned subsidiary Signature, acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Signature’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to their revenue base.
Pursuant to the Asset Sale and Purchase Agreement (the “Agreement”) entered into in December 2006, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility. Signature has entered into a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Agreement, Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, DAC guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. DAC paid consideration of approximately $7.3 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and net of a purchase price adjustment of $0.9 million paid by Chemring in July 2007, and will make one additional purchase price payment of approximately $1.0 million in the second quarter of 2008. The purchase price payment was determined on a threshold basis with a minimum threshold, calculated on the basis of the invoiced value of specific products sold between November 1, 2006 and October 31, 2007, subject to adjustment for warranty and other items.
Merger with DAC
On August 8, 2007, as amended on December 4, 2007, we and DAC, entered into an Agreement and Plan of Reorganization (the “DA Merger Agreement”) by and among us, DAC and Digital Angel Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, or the Acquisition Subsidiary, pursuant to which the Acquisition Subsidiary was merged with and into DAC, with DAC surviving and becoming a wholly-owned subsidiary of ours, which we refer to as the DA Merger. Our board of directors and DAC’s board of directors each unanimously approved the DA Merger. The DA Merger was approved at a special meeting of our stockholders held on December 21, 2007.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On December 28, 2007, we consummated the DA Merger and each outstanding share of DAC’s common stock not owned by us was converted into 1.4 shares of our common stock. The shares of our common stock issued to DAC stockholders in connection with the DA Merger represented approximately 29% of the outstanding shares of our common stock immediately following the consummation of the DA Merger. In addition, at the effective time, each of DAC’s stock options and warrants existing on the effective date were converted into 1.4 options and warrants to acquire shares of our common stock. Total consideration paid for the minority owners’ interest was approximately $42.6 million determined as follows:

($ in thousands, except per share amounts)
Number of DAC shares outstanding at the effective time of the merger	$21,330
Exchange ratio per the terms of the DA Merger Agreement	1.4

Number of shares of our common stock issued	29,862
Value of our common stock issued (1)	$1.152

Value of the shares exchanged	$34,401
Value of the 13.3 million DAC options assumed (2)	5,430
Value of the 2.1 million DAC warrants assumed (3)	1,041
Transaction costs	1,691

Total purchase price	$42,563

(1)	The fair value of our common stock was determined using an average of the closing prices of our common stock for the period beginning two trading days before and ending two trading days after August 9, 2007, the date on which the acquisition was publicly announced.

(2)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.52% and a weighted average life of 5.0 years.

(3)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.62% and a weighted average life of 4.9 years.
The DA Merger was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the minority owners’ portion of the assets acquired was recorded as goodwill of $10.7 million. Intangible assets with an estimated fair value of $11.7 million were also recognized in the acquisition. These intangible assets consist of customer relationships, trademarks, patents and tradename. The customer relationships, patents and trademarks are being amortized over periods ranging from 3.75 to 12.2 years. The tradename has an indefinite life.
The total purchase prices of DSD Holding, VHI, Instantel, McMurdo and the minority owners’ interest in DAC were allocated as follows:

					Minority
					Owners’
	DSD				Interest
	Holding	VHI	Instantel	McMurdo	In DAC
Current assets	$2,631	$3,112	$5,678	$2,210	$14,029
Equipment	1,864	191	493	636	5,569
Other assets	33	—	—	—	412
Intangibles:
Patented and non-patented proprietary technology	1,050	3,710	1,720	20	5,274
Trademarks and tradenames	520	1,131	3,790	2,860	4,978
Customer relationships and non-compete	393	895	3,390	840	9,069
Distribution network	—	816	6,000	—	—
Goodwill	6,045	4,989	11,036	736	26,600
Current liabilities	(3,371)	(1,057)	(2,748)	—	(8,127)
Long-term debt and other liabilities	(2,713)	—	—	—	(8,800)
Deferred tax liability	(550)	(504)	(4,622)	—	(6,441)
Minority interest	—	—	—	—	—

Total	$5,902	$13,283	$24,737	$7,302	$42,563

The estimated fair value of the acquired intangible assets as presented above were determined using discounted cash flow methodology as more fully discussed in Note 7.
The allocation purchase price for the minority owners’ interest in DAC as reflected in the table above is preliminary and subject to change. Any increase or decrease in the acquired assets and liabilities will result in an increase or decrease in goodwill.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In determining the purchase price for DSD Holding, VHI, Instantel and McMurdo, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the potential to expand the market for our existing implantable microchip businesses through their existing distribution channels; (iv) the complementary nature of each of our product offerings as an extension of the offerings of the other company and of our existing businesses; (v) similarities in corporate cultures; and (vi) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. In determining the purchase price for the acquisition of the minority owners’ interest in DAC we considered: (i) the value of DAC’s common stock as traded on the AMEX; (ii) the expected cost savings as a result of eliminating public company expenses from DAC; (iii) the ability to streamline operations; and (iv) the simplification of our corporate structure; (v) the elimination of the overhang on DAC’s common stock among other factors.
Based on our assessments, we determined that it was appropriate to offer purchase prices for these businesses that resulted in the recognition of goodwill.
Pro Forma Results of Operations (Unaudited)
The results of DSD Holding, VHI, Instantel, McMurdo and the minority owners’ interest in DAC have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2007, 2006 and 2005 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2005, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had these been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

	Year Ended	Year Ended	Year Ended
	December	December	December
	31, 2007	31, 2006	31, 2005
Net operating revenue	$121,580	$99,759	$94,469
Net loss from continuing operations attributable to common shareholders — basic and diluted	$(35,138)	$(23,833)	$(10,814)
Net loss from continuing operations per common share — basic and diluted	$(0.36)	$(0.25)	$(0.12)
Capital Transactions of Subsidiaries
Net Gain/Loss on Capital Transactions of Subsidiaries
Gains, where realizable, and losses on issuances of shares of common stock by our consolidated subsidiaries, VeriChip and DAC, were reflected in our consolidated statements of operations, in accordance with the provisions of SAB 51. These gains and losses resulted from the differences between the carrying amount of the pro-rata share of our investment in these subsidiaries and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by these subsidiaries was appropriate because we did not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.
During 2007, we recorded a gain of approximately $3.8 million from the issuance of 4.2 million shares of VeriChip common stock and a loss of approximately $0.6 million on the issuance of 1.0 million shares of DAC’s common stock. The gain associated with the issuances of VeriChip shares is primarily related to the issuance of 3.1 million shares of VeriChip’s common stock in the IPO during the first quarter. During 2006, we recorded a loss of approximately $2.0 million from the issuance of 0.5 million shares of VeriChip common stock and a gain of $0.3 million on the issuance of 0.4 million shares of DAC’s common stock. The approximately $2.0 million loss associated with VeriChip’s stock resulted from the issuance of 0.5 million shares of VeriChip’s restricted stock to a former CEO. During 2005, we recorded a gain of $0.4 million on the issuance of 0.2 million shares of DAC’s common stock. VeriChip did not issue any common stock to third parties during 2005. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and DAC and the net proceeds from the issuances of the stock.
During the year ended December 31, 2007, in connection with a $7.0 million non-convertible term note that we entered into on August 31, 2007, which is more fully discussed in Note 9, DAC issued approximately 0.9 million shares of its common stock to us. In addition, DAC issued 0.3 million and 0.6 million shares of its common stock to us during 2006 and 2005, respectively, under the terms of share exchange agreements between DAC and us. The share exchanges related to a purchase price payment made by DAC in connection with its acquisition of its subsidiary, DSD Holding, as more fully discussed above. Based on the substance of these transactions and the fact that the shares were issued to us in connection with a financing and exchanged in connection with an acquisition, the shares did not result in a gain or loss on issuance.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Gain/Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries
The issuances of stock by VeriChip and DAC have also given rise to losses as a result of the dilution of our ownership interest in these subsidiaries. Future stock issuances to third parties by VeriChip will further dilute our ownership percentage and may give rise to additional losses. Effective December 28, 2007, we acquired the minority interest in DAC and do not anticipate DAC issuing any shares of its common stock for the foreseeable future.
We recorded a loss of approximately $5.8 million and $3.6 million in 2007 attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip and DAC, respectively. We recorded a gain of $0.4 million and $0.1 million during 2006 attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip and DAC, respectively. We recorded a gain of $0.6 million in 2005 attributable to changes in the minority interest ownership as a result of the capital transactions of DAC. VeriChip did not issue any common stock to third parties in 2005.
The following is a summary of the capital transactions of VeriChip and DAC for 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
VeriChip	(in thousands, except per share amounts)
Issuances of common stock for restricted stock, stock options and warrants	1,169	500	—
Issuances of common stock in IPO	3,100	—	—
Repurchase of common stock	(181)

Total issuances of common stock	4,088	500	—

Proceeds from stock issuances	$12,494	$—	$—
Average price per share	$2.95	$—	$—
Beginning ownership percentage of VeriChip	91.7%	100.0%	100.0%
Ending ownership percentage of VeriChip	52.8%	91.7%	100.0%

Change in ownership percentage	(38.9)%	(8.3)%	—%

Net gain (loss) on capital transactions of VeriChip (1)	$3,787	$(1,954)	$—
(Loss) gain attributable to changes in minority interest as a result of capital transactions of VeriChip (1)	$(5,809)	$368	$—

	For the Year Ended December 31,
	2007	2006	2005
DAC	(in thousands, except per share amounts)
Issuances of common stock for stock options, warrant exercises, preferred stock conversions and services	1,388	386	156
Issuance of common stock under the share exchange agreement	921	282	644
Repurchase of common stock	—	—	(328)

Total issuances of common stock	2,309	668	472

Proceeds from stock issuances	$—	$1,561	$3,923
Average price per share	$—	$2.34	$4.90
Beginning ownership percentage of DAC	55.2%	55.4%	54.5%
Ending ownership percentage of DAC before merger(2)	54.4%	55.2%	55.4%

Change in ownership percentage	(0.8)%	(0.2)%	0.9%

Net (loss) gain on capital transactions of DAC (1)	$(628)	$322	$411
(Loss) gain attributable to changes in minority interest as a result of capital transactions of DAC (1)	$(3,632)	$135	$598

(1)	We have not provided a tax benefit for the net gain (loss) on capital transactions of subsidiaries and gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries due to our current tax status and available operating loss carry forwards.

(2)	Effective December 28, 2007 we acquired the minority owners’ interest in DAC and owned 100% as of December 31, 2007.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Dispositions
For a discussion regarding our discontinued operations, see Note 16.
4. Inventories
Inventories consist of the following:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$12,819	$4,780
Work in process	1,640	1,657
Finished goods	3,198	7,697

	17,657	14,134
Less: Allowance for excess and obsolescence	(1,817)	(1,176)

Total inventories	$15,840	$12,958

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land	$278	$278
Building and leasehold improvements	6,823	6,433
Equipment	19,370	15,300
Software	220	230

	26,691	22,241
Less: Accumulated depreciation	(13,562)	(10,709)

Total property and equipment	$13,129	$11,532

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $2.0 million and $1.5 million at December 31, 2007 and 2006, respectively. Related accumulated depreciation amounted to $0.3 million and $0.2 million as of December 31, 2007 and 2006, respectively.
Depreciation expense charged against income amounted to $3.2 million, $2.4 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.2 million, $0.2 million and $0.5 million in 2007, 2006 and 2005, respectively.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6. Goodwill
Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. We apply the principles of SFAS No. 141, Business Combinations (“FAS 141”), and use the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

	December 31,
	2007	2006
	(in thousands)
Beginning balance	$72,306	$69,523
Acquisitions	27,336	3,740	(1)
Adjustment to purchase price allocation	(22,655)	(957)
Adjustment to change in percentage ownership	(15,925)	—
Impairment	(4,632)	—
Other adjustments	97	—

Ending balance	$56,527	$72,306

(1)	Includes $0.5 million of goodwill related to a share exchange agreement in April 2006 associated with the acquisition of DSD Holding and $0.5 million related to the purchase of Signature minority interest.
Method of Accounting for Goodwill
Since the adoption of FAS 142 we do not amortize goodwill. Instead, we are required to test goodwill for impairment annually as part of our annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding our business units.
At December 31, 2006 and 2005, we had the following reporting units:
•	Animal Applications segment;

•	GPS and Radio Communications segment;

•	Healthcare segment;

•	Security and Industrial segment; and

•	Advanced Technology segment.
At December 31, 2007, we had the following reporting units:
•	Animal Applications segment (excluding DSD Holding);

•	DSD Holding;

•	GPS and Radio Communications segment (excluding McMurdo);

•	McMurdo

•	Healthcare segment;

•	Security and Industrial segment; and

•	Advanced Technology segment.
Our reporting units are those businesses, for which discrete financial information is available and upon which segment management makes operating decisions. The business operations of our current reporting units are described in Note 1.
We allocate goodwill to our reporting business units. The goodwill assigned to DSD Holding, McMurdo and to PDSC in our Advanced Technology segment was based on the goodwill acquired as a result of the acquisition of the businesses. Since DSD Holding, McMurdo and PDSC only had one reporting unit, no allocation of the acquired goodwill was necessary. The goodwill allocated to our Healthcare and Security and Industrial reporting units resulted from the acquisitions of VHI and Instantel during the first half of 2005. Accordingly, we were required to allocate the acquired goodwill to each of these reporting units. We allocated the goodwill based on the relative percentage of the allocation of the acquired intellectual property. Intellectual property assets were allocated to the Healthcare and Security and Industrial reporting units based on the classification of the revenue derived from the intellectual property. For example, the distribution network associated with the infant protection and wander prevention systems was allocated to the Healthcare reporting unit, while the distribution network associated with the vibration monitoring system was allocated to the Security and Industrial reporting unit.
The goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (“Destron”), and DAC.net Inc. (“DA.net”), a wholly-owned subsidiary of ours at the time of the merger, was allocated between Animal Applications and a former reporting unit, the Wireless and Monitoring reporting unit. The merger of Destron and DA.net occurred in September 2000. The goodwill allocated to the Wireless and Monitoring reporting unit was fully impaired in 2002. Since none of the assets and liabilities resulting from the merger was assigned to the Wireless and Monitoring reporting unit, we determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
reporting units based upon guidance provided in FAS 142. FAS 142 states that, “the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner.” Since Destron was a publicly-held company at the time of the merger, and as a result, its fair market value was readily determinable, we allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron’s fair market value prior to the public announcement of the merger. In addition, our Animal Applications reporting unit includes the goodwill that we acquired as a result of the acquisition of DSD Holding in February 2005 and the goodwill acquired as a result of the share exchange agreements entered into in connection with the DSD Holding acquisition, which are more fully described in Note 3.
As a result of the DA Merger, we reallocated a portion of the goodwill previously assigned to our Animal Applications reporting unit. We allocated the goodwill based on the relative percentage of the allocation of the acquired intellectual property associated with the acquisition of the minority owners’ interest. Intellectual property assets were allocated to the reporting units based on the classification of the revenue derived from the intellectual property. For example, the trademarks associated with our companion pet products were allocated to the Animal Applications reporting unit, the trademarks relating to DSD Holding’s products were allocated to DSD Holding, while the trademarks associated with our SARBE products were allocated to our GPS and Radio Communications reporting unit.
We tested our goodwill for each of our reporting units during the fourth quarters of 2007, 2006, and 2005. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 14.
Based upon our annual testing, we recorded impairment charges of approximately $4.6 million in the fourth quarter of 2007 related to our DSD Holding reporting unit. In addition we recorded $9.5 million, $6.6 million and $7.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005 for impairment charges related to our discontinued operations. See Note 16 for more information about our discontinued operations.
Refer to Note 21 for our goodwill by reporting unit.
7. Intangibles, net
Intangibles and other assets consist of the following (dollars in thousands):

			Weighted
			Average Lives
	2007	2006	(in years)
Trademarks	$11,743	$5,441	Indefinite
Patents and non-patented proprietary technology, net of accumulated amortization of $1,268 and $377	10,027	5,603	12.4
Customer relationships, net of accumulated amortization of $1,554 and $980	12,267	3,308	9.5
Tradenames and non compete, net of accumulated amortization of $82 and $125	136	268	12.0
Distribution networks, net of accumulated amortization of $2,064 and $1,236	4,752	5,580	8.1

	$38,925	$20,200

Estimated amortization expense of the definite-lived assets for the years ending December 31, is as follows:

2008	$3,254
2009	3,120
2010	3,078
2011	3,072
2012	3,042
Thereafter	11,616

$27,182

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Amortization of intangibles charged against income amounted to $2.0 million, $2.1 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The estimated fair value of the acquired intangible assets of DSD Holding, VHI, Instantel, McMurdo and the minority owners interest in DAC were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, we estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.
In performing the expected life analysis, we determined that the acquired trademarks had indefinite lives. In making this assessment, we evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and we concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition. In addition, we evaluated and determined that there were no competitive or economic factors, including technological advances or obsolescence of the related products that limited the useful lives of the acquired trademarks. Given our market share, the proprietary nature of our RFID products, and the current competitive environment, we are not aware of any significant risk that our technology will be rendered obsolete in the foreseeable future. Therefore, we concluded that based on (i) the current market positions for the acquired products; (ii) the overall expected growth of the RFID technology in our markets; (iii) the market presence provided by the established distribution networks of DSD Holding, VHI, Instantel, McMurdo and the minority owners interest in DAC; (iv) the lack of legal, contractual or competitive factors limiting the useful lives of the acquired trademarks; and (v) the conclusion that the trademarks will have value for the foreseeable future, we had reasonable support to conclude that the acquired DSD Holding, VHI, Instantel, McMurdo and the minority owners interest in DAC trademarks had indefinite lives.
8. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued salary, wages and payroll expenses	$3,145	$2,994
Accrued bonuses	1,145	745
Accrued compensation to former CEOs	246	3,300
Accrued purchases	1,159	407
Accrued litigation reserves	873	2,946
Accrued professional fees	990	1,706
Accrued warranty	1,445	526
Other accrued expenses	4,877	3,179
Deferred purchase price obligation	—	442

	$13,880	$16,245

9. Notes Payable and Other Financings
Notes payable and long-term debt consists of the following:

	December 31,
	2007	2006
	(in thousands)
Revolving facility, bears interest at prime plus 2.0% but not less than 10.0% (10.0% at December 31, 2007), net of discount of $927	$4,747	$—
Senior secured non-convertible term note, bears interest at prime plus 3.0% but not less than 11.0% (11.0% at December 31, 2007)	7,000	—
Senior secured non-convertible term note, net of discount of $781 and $1,344	10,819	12,156
Mortgage notes payable, collateralized by DAC’s land and building, payable in monthly installments of principal and interest totaling $20 thousand, bearing interest at 8.2%, due through November 2010.	2,167	2,226

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2007	2006
	(in thousands)
Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (6.65% at December 31, 2007) and is determined quarterly. The agreement shall remain effective until further notice.	3,651	3,013
Equipment loans, collateralized by DSD Holding’s production equipment, payable in quarterly installments of principal and interest totaling $32 thousand, bearing interest at variable rates, ranging from 6.0% to 7.1% at December 31, 2007, due through January 2010.	821	973
Note payable, payable in quarterly installments of principal and interest totaling $53 thousand, bearing interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (5.5% at December 31, 2007), due through December 2008.	238	425
Line of credit, bears interest at the Canadian or U.S. dollar prime rate plus 1% (8.25% at December 31, 2007), due on demand, and is secured by all of the assets of VHI.	1,515	853
Notes payable — other and capital lease obligations	2,015	1,807

	32,973	21,453
Less: Current maturities	15,750	7,250

Total notes payable and long-term debt	$17,223	$14,203

The table above does not include approximately $3.4 million and $0.1 million of debt associated with our discontinued operations as of December 31, 2007 and 2006, respectively, which is more fully described in Note 16.
The scheduled payments due based on maturities of current and long-term debt and at December 31, 2007 are presented in the following table:

	Amount
Year:	(in thousands)
2008	$16,677	(1)
2009	5,930
2010	9,861
2011	2,154
2012	60

Total payments	34,682
Debt discount, net	(1,709)

Total debt outstanding	$32,973

(1)	Excludes $927 of debt discount included in current maturities on the consolidated balance sheet.
Interest (expense) recovery on the long and short-term notes payable and warrants settleable in shares of the DAC common stock that we own amounted to ($6.9) million, $(3.1) million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average interest rate was 20.8% and 15.5% for the years ended December 31, 2007 and 2006, respectively.
$6.0 Million Revolving Asset-Based Facility with Kallina
On August 31, 2007, DAC and certain of its wholly-owned subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively, the “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina”) pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, DAC may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by DAC and its Eligible Subsidiaries. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. At December 31, 2007, approximately $4.7 million was outstanding under the Revolving Facility, there was no availability for borrowing and the interest rate was 10.0%.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Revolving Facility matures on August 31, 2010. DAC and its Eligible Subsidiaries have pledged all of their respective assets, but excluding the stock of all foreign subsidiaries other than Signature, in support of the obligations under the Revolving Facility. DAC used a portion of the proceeds from the Revolving Facility to repay all obligations under a then existing revolving invoice funding facility with Greater Bay Business Funding, a division of Greater Bay Bank N.A. In connection with the Revolving Facility, DAC issued to Kallina seven-year warrants, which, as a result of the DA Merger, were converted into warrants to purchase shares of our common stock. The value of the warrants of approximately $1.0 million was recorded as a discount to the Revolving Facility and is being amortized to interest expense over the life of the Revolving Facility. The warrants are more fully described in Note 12. DAC paid Kallina an upfront fee equal to 3.5% of the $6.0 million Revolving Facility, which is also being amortized over the life of the Revolving Facility as interest expense.
$7.0 Million Secured Non-Convertible Term Note
Concurrently with the closing of the Revolving Facility, we entered into a $7.0 million non-convertible term note (“ 2007 Note”) with Kallina pursuant to the terms of a Securities Purchase Agreement between us and Kallina. DAC and its Eligible Subsidiaries have guaranteed our obligations under the 2007 Note and we have guaranteed the obligations of DAC and its Eligible Subsidiaries under the Revolving Facility.
The 2007 Note, as amended on October 31, 2007, accrues interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0% (11.0% as of December 31, 2007), called for monthly principal payments of $0.2 million beginning on March 1, 2008 and matures on February 1, 2010. The 2007 Note allows for optional redemption without a prepayment penalty. On February 29, 2008, we entered into a letter agreement, which further amended the 2007 Note, under which we agreed to make a prepayment in the amount of $1.1 million, and as a result, we will not be required to make a payment under the 2007 Note until October 1, 2008, at which time we will restart payments to Kallina of the principal under the 2007 Note of $11,452 and each month thereafter $143,134. We used a portion of the proceeds from a prepayment that VeriChip made on its loan to us on February 29, 2008, which is more fully discussed below, to make the prepayment on the 2007 Note.
In connection with the 2007 Note, we issued Laurus 200,000 shares of the VeriChip common stock that we owned valued at approximately $1.2 million on August 31, 2007 and repriced approximately 1.7 million warrants that we had previously issued to Laurus in August 2006, as is more fully discussed below. No other terms of the warrants were modified. The value of the VeriChip common stock and the repricing of the warrants, which totaled approximately $1.3 million, has been recorded as debt issue costs and is being amortized over the life of the 2007 Note as additional interest expense. In addition, we paid Kallina an upfront fee equal to 3.5% of the 2007 Note, which is also being amortized over the life of the 2007 Note as interest expense.
$13.5 Million Secured Non-Convertible Term Note
On August 24, 2006, we entered into a $13.7 million convertible term note (“2006 Note”) with Laurus in the original principal amount of $13.5 million. On October 31, 2007, we entered into an amendment to the 2006 Note pursuant to an Omnibus Amendment and Waiver, which is more fully discussed below. The 2006 Note, as amended on October 31, 2007, accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of February 1, 2010. The 2006 Note allows for optional redemption without a prepayment penalty. We were obligated to make monthly principal payments of $200,000 from November 1, 2007 to August 1, 2008 and $250,000 beginning on September 1, 2008 to the maturity date. On February 29, 2008, we entered into a letter agreement, which further amended the 2006 Note, under which we agreed to make a prepayment in the amount of $1.9 million, and as a result, we will not be required to make a payment under the 2006 Note until October 1, 2008 at which time we will make a restart payments to Laurus of the principal under the 2006 Note of $21,833 and each month thereafter $273,532. We used a portion of the proceeds from a prepayment that VeriChip made on its loan to us on February 29, 2008, which is more fully discussed below, to make the prepayment on the 2006 Note.
To secure our obligations under the financings, we have granted Laurus a first priority security interest in substantially all of our assets, and we have pledged all of the issued and outstanding capital stock owned by us in DAC, InfoTech and certain of our other wholly-owned subsidiaries and 80% of the common stock that we own in VeriChip.
We used the proceeds of the 2006 Note to repay all of the outstanding obligations under a $12 million non-convertible note to a former lender that we issued on December 28, 2005. Under the terms of the $12 million note, to prepay the loan, we paid an amount equal to approximately $12.7 million, which was the sum of (a) 104% of the principal being redeemed plus (b) all accrued and unpaid interest.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In connection with the financing, we issued Laurus a warrant for the purchase of 1.7 million shares of our common stock at an exercise price of $1.88 per share, which was repriced to an exercise price of $1.35 per share in connection with the Omnibus Amendment and Waiver, which is more fully discussed below, and further repriced on February 29, 2008 to $0.70 per share in connection with an Amendment of Warrants and Conditional Consent Agreement, which is more fully discussed below. No other terms of the warrant were modified.
The 2006 Note and the 2007 Note provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note. The covenants in the agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market (see Note 1 for more information on the status of our continued listing on the NASDAQ); (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements. In the event of default, Laurus, Kallina and certain affiliates of Laurus and Kallina (collectively, the “Lenders”) are entitled to additional interest on the outstanding principal balance of the 2006 Note or 2007 Note, as applicable, in an amount equal to 1% per month.
Omnibus Amendment and Waiver
On October 31, 2007, we entered into an Omnibus Amendment and Waiver, or the Amendment Agreement, among us, the Lenders and VeriChip. The Amendment Agreement amends the 2006 Note and the 2007 Note and the related agreements entered into in connection therewith. The Amendment Agreement provided, among other things, that (i) the aggregate of the monthly amount due on each of the Notes was be reduced by a total of $50,000 effective November 1, 2007, (ii) the maturity date on each of the Notes was extended until February 1, 2010, and (iii) the prepayment penalty provision in each of the Notes is no longer applicable. In addition, in connection with an inter-company loan between us and VeriChip under which approximately $12.9 million was outstanding on December 31, 2007 (the “VeriChip Loan”), the Lenders agreed that such loan may be satisfied in full by VeriChip for no less than $10 million plus accrued interest if the satisfaction of the VeriChip Loan is made on or prior to November 1, 2008 and an aggregate of $6 million of any payment amounts is paid by us to the Lenders in satisfaction of the Notes, which amount has been reduced to $3 million due to a $3 million prepayment made to the Lenders pursuant to an amendment to the Amendment Agreement dated February 29, 2008. If the VeriChip Loan is satisfied, the aggregate of the monthly amount due on the Notes will be reduced by an additional $50,000 per month.
In connection with the Amendment Agreement, we issued warrants to the Lenders to purchase a total of 3.0 million shares of our common stock. The warrants are more fully described in Note 12. The value of the warrants of approximately $1.7 million was recorded as debt discount and is being amortized to interest expense over the life of the Notes.
Intercompany Loan Agreement with VeriChip
VeriChip has financed a significant portion of its operations and investing activities primarily through funds that we provided. On December 27, 2005, we and VeriChip entered into the VeriChip Loan to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest as published by The Wall Street Journal. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.
On January 19, 2007, February 8, 2007, February 13, 2007 and February 29, 2008, we entered into further amendments to the VeriChip Loan documents, which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. On February 9, 2007, the effective date of VeriChip’s initial public offering, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip was not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, shall be added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On December 20, 2007, we entered into a letter agreement with VeriChip, (the “December 2007 Letter Agreement”), which was amended on February 29, 2008, whereby VeriChip was required to pay $0.5 million to us by December 21, 2007. In addition, it may prepay the outstanding principal amount before October 30, 2008 by providing us with $10. million plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the letter agreement and the date of such prepayment. VeriChip is also required to register for resale all shares of VeriChip common stock that we own with the Securities and Exchange Commission and all applicable states within 120 days following the prepayment of outstanding principal amount. If prepayment of the outstanding principal amount is not made by 5:00 p.m. on October 30, 2008, the December 2007 Letter Agreement will expire.
The VeriChip Loan was subordinated to the obligations of VeriChip under its credit agreement with the Royal Bank of Canada (“RBC”), and was collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the RBC. VeriChip repaid it obligation to RBC in full in January 2008, except for a $0.4 million secured interest. On February 29, 2008, VeriChip entered into a new financing with an affiliate of Laurus and the VeriChip Loan is now subordinated to the obligations of VeriChip under its new credit facility. VeriChip’s new credit facility is discussed below.
VeriChip Financing
On February 29, 2008, VeriChip obtained financing in the form of a $8.0 million secured term note (the “VeriChip Note”), with Valens Offshore SPV II, Corp. (the “VeriChip Lender”). The VeriChip Lender is an affiliate of Kallina and Laurus, which are our lenders. In connection with the VeriChip financing, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, under which security provided by VeriChip to us to secure the VeriChip Loan is subordinated in right of payment and priority to the payment in full due to the VeriChip Lender by VeriChip. In addition, DAC entered into a letter agreement with VeriChip, dated February 29, 2008, which provides that, in connection with the Amended and Restated Supply, License, and Development Agreement, dated December 27, 2005, as amended on May 9, 2007 (the “Supply Agreement”), between DAC and VeriChip, the VeriChip Lender is entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by DAC and the right to require DAC to manufacture the Developed Products and supply such Developed Products, provided however, that the VeriChip Lender may not exercise any rights under the Supply Agreement unless an event of default has occurred and is continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complies with the Supply Agreement and all applicable laws.
VeriChip Letter Agreement
VeriChip used part of the proceeds of the financing with the VeriChip Lender to prepay $5.3 million of debt owed to us pursuant to the VeriChip Loan. In connection with the VeriChip financing, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.3 million to us, (ii) to amend the VeriChip Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the VeriChip Loan, and (iv) to amend the December 2007 Letter Agreement. As a result of the $5.3 million payment, VeriChip will not be required to make any further debt service payments to us until September 1, 2009.
As consideration for providing financing to VeriChip, which in turn enabled VeriChip to make the $5.3 million prepayment us, we issued to the VeriChip Lender 230,000 shares of our common stock.
As of December 31, 2007 and February 29, 2008, approximately $12.9 million and $10.4 million of principal and accrued interest, respectively, was outstanding on the loan.
Amendments of Warrants and Conditional Consent to Asset Sales
We entered into an Amendment of Warrants and Conditional Consent to Asset Sales, dated February 29, 2008, among us and the Lenders pursuant to which the Lenders provided a conditional consent to the sale of the capital stock of certain of our wholly-owned subsidiaries, as is required under the Securities Purchase Agreement, dated August 24, 2006, among us and the Lenders and the Securities Purchase Agreement, dated August 31, 2007, among us and the Lenders. The consent is conditioned on us obtaining the Lenders’ approval of the terms of each proposed sale, that the purchase price be paid in cash, and that no event of default shall have occurred and be continuing under the 2006 Note and the 2007 Note. In addition, all net proceeds in excess of $1.5 million generated from the sale of the capital stock of certain of the our wholly-owned subsidiaries must be paid to the Lenders. We also agreed to reduce the exercise price applicable to three warrants previously issued to the Lenders to $0.70 per share. The three warrants are collectively exercisable for a total of 4.3 million shares of our common stock. As a result of repricing the warrants, we will record additional interest expense of approximately $0.5 million in the first quarter of 2008.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
DAC’s Mortgage Notes Payable
DAC is a party to a mortgage note payable collateralized by land and building. Principal and interest payments totaling approximately $20,000 are payable monthly. Payments are due through November of 2010. The interest rate on the note is fixed at 8.2%. As of December 31, 2007, the amount outstanding under the mortgage note payable was $2.2 million.
DSD Holding’s Line of Credit
DSD Holding and its wholly-owned subsidiary, Daploma International A/S (“Daploma”), are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holding and Daploma amended the borrowing availability from DKK 12.0 million (approximately $2.4 million at December 31, 2007) to DKK 18.0 million (approximately $3.6 million at December 31, 2007). In connection with the amendment, DAC executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Daploma, and will neither sell, nor pledge, nor in any way dispose of any part of Daploma or otherwise reduce DAC’s influence on Daploma without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2007, the annual interest rate on the Credit Facility was 6.65%. Borrowing availability under the Credit Facility considers guarantees outstanding. At December 31, 2007, there was no borrowing availability on the Credit Facility. The Credit Facility will remain effective until further notice. DSD Holding can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice.
DSD Holding’s Equipment Loans
DSD Holding is party to equipment loans which are collateralized by production equipment. Principal and interest payments totaling approximately DKK 0.4 million ($74,000 at December 31, 2007) are payable quarterly. Payments are due through July 2010. The interest rate on the loans is variable and ranges from 6.0% to 7.1% as of December 31, 2007.
DSD Holding’s Note Payable
As of December 31, 2007, DSD Holding is party to a note payable with Danske Bank. Principal and interest payments of DKK 0.3 million ($59,000 at December 31, 2007) plus interest are payable quarterly through December 15, 2008. The interest rate on the note is calculated based on the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0%. The interest rate on the note payable was 5.5% at December 31, 2007.
Royal Bank of Canada Credit Agreement
VeriChip’s subsidiaries, VeriChip Holdings, Inc. (“VHI”) and Xmark Corporation (“Xmark”), were parties to a credit agreement with the Royal Bank of Canada, which was terminated on February 28, 2008. The credit facility provided for borrowings up to CDN $1.5 million, or approximately U.S. $1.5 million at December 31, 2007. Approximately $1.5 million was outstanding under the credit facility as of December 31, 2007. The annual interest rate on the facility was the Royal Bank of Canada prime rate of interest plus 1%. The borrowing limit was up to 85% of eligible accounts receivable and up to 25% of eligible inventory. Under the terms of the agreement, VHI had to comply with certain reporting covenants and requirements. The loan was collateralized by all of the assets of VHI, as well as the stock of Xmark. At December 31, 2007, VHI had aggregate net assets of approximately $13.1 million.
DAC’s 10.25% Senior Secured Debenture and Securities Purchase Agreement
On February 6, 2007, DAC entered into a Securities Purchase Agreement with two investors to which it sold a 10.25% senior secured debenture (“debenture”) in the original principal amount of $6.0 million and issued five-year warrants to purchase 0.7 million shares of its common stock at a per share exercise price of $2.973. The loan was fully repaid with the proceeds from the 2007 Note. On June 28, 2007, DAC entered into an amendment of the Securities Purchase Agreement in connection with the planned sale of OuterLink and as consideration, DAC exchanged the 0.7 million existing warrants for 0.8 million newly issued seven-year warrants with an exercise price of $1.701. See Note 10 for a discussion of the warrants.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
10. Warrants Classified as a Liability
Previously, we had issued warrants that were exercisable into 0.4 million shares of our common stock or exchangeable into 0.8 million shares of the DAC common stock that we own or exercisable/exchangeable into a combination of shares from both companies at the holders’ option. Therefore, in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary,” the value of the warrants was required to be recorded as a liability and marked to market each reporting period. We determine the value of the liability each quarter using the Black Scholes valuation model. The liability was subject to a floor amount equal to the original value ascribed to the warrants. During 2007, 2006 and 2005, we recorded interest expense (recovery) of $0.0 million, $0.0 million and $(3.2) million, respectively, as a result of such revaluations. On June 30, 2007, the warrants expired. As a result, the value of the warrant liability of approximately $1.2 million was reclassified to additional paid-in-capital during the year ended December 31, 2007.
In February 2007, in connection with a financing as more fully discussed in Note 9, DAC issued warrants to Imperium and Gemini. The warrants contained certain anti-dilution and cash settlement provisions and, accordingly, DAC accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 0.7 million warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007. On June 28, 2007, DAC entered into an amendment of the Securities Purchase Agreement with Imperium and Gemini in connection with the planned sale of OuterLink and as consideration, DAC exchanged the 0.7 million existing warrants for 0.8 million newly issued seven-year warrants with an exercise price of $1.701. As a result of the exchange DAC recorded approximately $0.2 million of additional interest expense in 2007. The warrants fair value was required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded as income or expense. Approximately $0.6 million of income, net of the expense related to the exchange of the warrants, was recorded in 2007 as a result of the changes in the fair value and replacement of the warrants. On December 20, 2007 and December 24, 2007, DAC entered into a Securities Exchange Agreement with each of the two warrant holders, whereby DAC issued a total of 0.9 million shares of its common stock in exchange for the 0.8 million warrants. As a result, the value of the warrant liability of approximately $1.2 million was reclassified to additional paid-in-capital in December 2007.
11. Fair Value of Financial Instruments
Cash and Cash Equivalents
The carrying amount approximates fair value because of the short maturity of those instruments.
Notes Payable and Long-Term Debt
The carrying amount approximates fair value because the current interest rates approximate market rates.
Accounts Payable and Accrued Expenses
The carrying amount approximates fair value.
Warrant Liability
The carrying amount of warrants outstanding on December 31, 2006 was revalued each reporting period and approximates current fair value.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
12. Stockholders’ Equity
On December 21, 2007, our stockholders approved a proposal relating to the increase in our number of shares of authorized capital stock, from 130 million shares, of which 125 million shares were common stock, to 170 million shares, of which 165 million shares are common stock.
Warrants Classified as Equity
We have issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

				Balance
			Exercised/	December	Exercise	Date of	Exercisable
Class of Warrants	Authorized	Issued	Forfeited	31, 2007	Price	Issue	Period
Series B	667	667	—	667	$3.264	April 2004	5 years
Series D	667	667	—	667	$4.972	October 2004	5 years
Series E	976	976	—	976	$4.035	June 2005	5 years
Series E	200	200	—	200	$3.704	June 2005	5 years
Class A	1,720	1,720	—	1,720	$0.700	August 2006	7 years
Class C	1,707	1,707	—	1,707	$1.000	October 2007	7 years
Class C	1,269	1,269	—	1,269	$0.700	October 2007	7 years
DAC Warrants – Class A	105	105	—	105	$1.910	July 2003	5 years
DAC Warrants – Class B	49	49	—	49	$2.080	July 2003	5 years
DAC Warrants – Class C	21	21	—	21	$2.410	July 2003	5 years
DAC Warrants – Class D	566	566	—	566	$1.890	February 2004	5 years
DAC Warrants – Class E	1,355	1,355	—	1,355	$0.700	August 2007	7 years

	9,302	9,302	—	9,302
The Series B warrant was issued in connection with a securities purchase agreement effective April 16, 2004. The Series B warrant is exercisable for approximately 0.7 million shares of our common stock. The exercise price of the Series B warrant, which was originally $3.30 per share, has been reduced to $3.264 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the Series B warrant agreement. The Series B warrant vested on April 16, 2005 and expires on April 16, 2010. The Series B warrant agreement provides for anti-dilution provisions that require that the exercise price be adjusted if we issue certain securities at a price below the exercise price then in effect and the number of warrants and the exercise price is required to be adjusted upon the declaration or payment of a dividend or other distribution of our common stock. The total number of shares that can be issued under such provisions is subject to a ceiling.
The Series D warrants were issued to SSFA in connection with a securities purchase agreement effective October 21, 2004. The Series D warrant is exercisable into approximately 0.7 million shares of our common stock. The exercise price of the Series D warrant, which was originally $5.05 per share, has been reduced to $4.972 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreement. The Series D warrant vested on October 21, 2005 and expires on October 21, 2010. The Series D warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.
The Series E warrants were issued in connection with a financing made on June 10, 2005. Warrants to acquire 739,516 and 436,559 shares of our common stock were issued to SSFP and SSFA, respectively. The warrants are exercisable at any time at exercise prices ranging from $3.704 to $4.035 per share. The exercise prices of the warrants were reduced from prices ranging from $3.75 to $4.09 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreements. The warrants vested on June 10, 2005 and expire on June 10, 2010. The Series E warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.
The Class A warrant was issued to Laurus in connection with our financing on August 24, 2006. The warrant, which was originally exercisable at an exercise price of $1.88 per share, currently has an exercise price of $0.70 per share as a result of the Amendment of Warrants and Conditional Consent to Asset Sales, which is more fully described in Note 9. The warrant is exercisable beginning on August 24, 2006, and expires on August 24, 2013. The Class A warrant agreement provides for standard anti-dilution provisions. The number of shares that can be issued under such provision is subject to a ceiling.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Class C warrants were issued to the Lenders in connection with the Amendment Agreement, which is more fully described in Note 9. The warrants were originally exercisable at an exercise price of $1.00 per share. The exercise price was reduced to $0.70 per share in connection with the Amendment of Warrants and Conditional Consent to Asset Sales, which is more fully described in Note 9. The warrants are exercisable beginning on October 31, 2007 and expire on October 31, 2014.
The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

	Dividend		Expected	Risk-Free	Date of the
Class of Warrant	Yield	Volatility	Lives (Yrs.)	Rate	Assumptions
Series B	0.00%	69.00%	6.00	3.38%	April 5, 2004
Series C	0.00%	50.00%	0.42	2.00%	October 21, 2004
Series D	0.00%	50.00%	6.00	3.31%	October 21, 2004
Series E	0.00%	50.00%	5.00	3.75%	June 10, 2005
Class A	0.00%	60.00%	7.00	4.85%	August 24, 2006
Class C	0.00%	60.00%	7.00	4.18%	October 31, 2007
For discussion on the valuation of warrants that we assumed in connection with the DA Merger, refer to Note 3.
Stock Option Plans
On December 12, 2005, our board of directors, as well as the boards of directors of VeriChip and DAC, approved the vesting on December 30, 2005 of all of the outstanding and unvested stock options previously awarded to certain employees, directors and consultants (to the extent not already vested on that date), excluding approximately 0.2 million of DAC’s options, provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The purpose of accelerating the vesting of the employees’ and directors’ options was to enable us to avoid recognizing in our statement of operations compensation expense associated with the options in future periods.
As a result of the accelerated vesting of the stock options, we expected to avoid recognition of up to approximately $7.6 million of compensation expense in our statements of operations over the course of the original vesting period, substantially all of which was expected to have been charged against earnings in 2006 and 2007. The fair value charge for employee stock option grants which had accelerated vesting in 2005 has been included in our pro forma stock-based footnote disclosure for the year ended December 31, 2005, which is presented below. FIN 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of acceleration, that would allow an employee to vest an option that would have otherwise been forfeited based on the award’s original terms. We would have been required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested over the first half of 2006, with a smaller percentage vesting over a 30 month period. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the 8.8 million stock options that were affected by the accelerated vesting, substantially all of the $4.6 million of intrinsic value of the newly vested options was attributable to VeriChip’s executive officers and directors. We were unable to estimate the number of options that will ultimately be retained that otherwise would have been forfeited, absent the acceleration. Based on the high concentration of in-the-money options awarded to VeriChip’s officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, approximately $0.4 million of compensation expense was recorded as a result of the realization of such a benefit by three option holders. There was no related expense in 2007.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FAS 123 as of January 1, 2004 to our stock-based employee compensation for options granted under our plans as well as to the plans of our subsidiaries:

Year Ended
December
31, 2005
Net loss attributable to common stockholders, as reported	$(12,212)
Deduct: Total stock-based employee compensation expense determined under APB No. 25 for all awards, net of related tax effects(1)	(33)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects(2)	(15,349)

Pro forma net loss	$(27,594)

Loss per share:
Basic—as reported	$(0.19)
Basic—pro forma	$(0.44)
Diluted—as reported	$(0.19)
Diluted—pro forma	$(0.44)

(1)	For 2005, amounts include $0.2 million of compensation expense associated with subsidiary options.

(2)	For 2005, amounts include $9.8 million of compensation expense associated with subsidiary options.
During 2007, 2006 and 2005, we incurred approximately nil, nil and $1.1 million, respectively, of expense associated with stock options issued to consultants.
We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the year ended December 31, 2006 were based on our historical experience. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model. During the year ended December 31, 2007, we recorded approximately $10.2 million in compensation expense related to stock options granted to our and our subsidiary employees, directors and consultants, including a de minimis amount associated with certain of our fully-vested stock options, which were modified during the period.
A summary of the status of our and our subsidiaries’ stock options as of December 31, 2007, and changes during the three years then ended, is presented below.
Applied Digital Stock Plans
During 1996, we adopted a nonqualified stock option plan (“Option Plan”). During 2000, we adopted the 1999 Flexible Stock Plan. With the 2000 acquisition of Destron Fearing Corporation, we acquired one additional stock option plan referred to as the Employee Stock Option Plan. During 2003, we adopted the 2003 Flexible Stock Plan. During 2005, with the acquisition of VHI, we acquired two additional stock option plans, referred to as the VHI Option Plans and during 2007, with the acquisition of the minority owners’ interest in DAC, we acquired two additional stock option plans, referred to as the DAC MAS Plan and the DAC Stock Option Plan. We had a ninth stock option plan that we acquired in connection with the 2000 acquisition of Destron Fearing Corporation that terminated upon the expiration of all outstanding stock options in 2005. Upon consummation of the merger between DAC and us, all outstanding DAC stock options became fully vested and each of DAC’s stock options existing on the effective date were converted into 1.4 options to acquire shares of our common stock.
The DAC MAS Plan, was terminated on February 23, 2006. No new options can be granted under the terminated plan. However, all outstanding options will remain in effect until they are exercised, forfeited or expired. As of December 31, 2007, the DAC Stock Option Plan had 25.5 million shares of common stock reserved for issuance, of which 23.5 million shares have been issued and approximately 2.0 million remain available for issuance, subject to certain restrictions regarding eligible participants. As of December 31, 2007, awards consisting of options to purchase 12.0 million shares were outstanding under the DAC Stock Option Plan and awards consisting of options to purchase 0.7 million shares were outstanding under the DAC MAS Plan. Additionally, restricted stock awards for approximately 30,000 shares of common stock have been granted under the DAC Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of our stock at the date of grant; option awards generally vest over three to nine years and have ten-year contractual terms.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Under the Option Plan, options for 1.0 million common shares were authorized for issuance to certain of our officers, directors and employees. As of December 31, 2007, approximately 0.8 million options have been issued, net of forfeitures, and 0.1 million are outstanding under the Option Plan. The options vest as determined by our board of directors and are exercisable over a period of five years. The Option Plan has been discontinued with respect to any future grant of options.
Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is 3.6 million. As of December 31, 2007, 3.5 million options have been granted, net of forfeitures and 0.6 million are outstanding. The options vest as determined by our board of directors and are exercisable over a period of five years.
Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is 5.2 million. As of December 31, 2007, 5.1 million options have been granted and 4.8 million are outstanding. The options vest as determined by our board of directors and are exercisable over a period of seven years. In addition, as of December 31, 2007, approximately 30,000 shares of common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors’ fees and 50,000 shares of common stock have been granted to our former CEO under the terms of his employment agreement.
The VHI Option Plans authorized the grant of options to the employees to purchase shares of our common stock as a result of the acquisition. As of December 31, 2007, 0.2 million options have been granted and 0.1 million are outstanding. The VHI Option Plans have been discontinued with respect to any future grant of options. No SARs have been granted under the aforementioned plans.
In addition, as of December 31, 2007, we have granted approximately 1.5 million options, net of forfeitures, and have outstanding approximately 0.9 million options which were granted outside of the above plans as an inducement to employment or for consulting services.
The Employee Stock Option Plan authorizes the grant of options to the employees to purchase shares of common stock. As of December 31, 2007, 0.7 million options have been granted and 0.6 million are outstanding.
A summary of the stock option activity for our stock options plans for 2007, 2006 and 2005 is as follows (in thousands, except per share price data):

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price
Outstanding on January 1	6,166	$3.27	6,490	$4.34	4,068	$6.15
DAC options converted in our options(1)	13,322	2.66	—	—	—	—
Granted	110	1.38	—	—	3,004	3.05
Exercised(2)	(10)	1.50	(31)	1.33	(46)	2.42
Forfeited	(346)	5.32	(293)	29.51	(536)	12.70

Outstanding on December 31	19,242	2.80	6,166	3.27	6,490	4.34

Exercisable on December 31(3)	19,132	2.81	6,166	3.27	6,490	4.34

Shares available on December 31 for options that may be granted	2,280		801		669

(1)	Includes 13.3 million options assumed in connections with the DA Merger. Theses options had a weighted average exercise price of $2.66 per share as of December 31, 2007

(2)	The intrinsic value of the stock options exercised in 2006, was approximately $23,000.

(3)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $0.42 at December 31, 2007 based upon the closing price on the NASDAQ. As of December 31, 2007, the aggregate intrinsic value was $0.2 million.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes information about our stock options at December 31, 2007 (in thousands, except per share price data):

	Outstanding Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life in Years	Price	Shares	Price
Applied Digital Stock Plan
$0.0000 to $2.0000	364	3.1	$1.47	254	$1.51
$2.0001 to $4.0000	5,178	4.5	$3.02	5,178	$3.02
$4.0001 to $6.0000	311	5.2	$4.64	311	$4.64
$6.0001 to $8.0000	9	0.5	$7.50	9	$7.50
$8.0001 to $10.0000	19	1.4	$8.53	19	$8.53
$10.0001 and over	39	1.2	$15.77	39	$15.77

	5,920	4.4	$3.12	5,810	$3.15

DAC Option Plan
$0.0000 to $2.0000	2,208	5.8	$1.07	2,208	$1.07
$2.0001 to $4.0000	10,758	6.9	$2.90	10,758	$2.90
$4.0001 to $6.0000	196	7.2	$4.01	196	$4.01
$6.0001 to $8.0000	160	2.4	$7.15	160	$7.15
$8.0001 to $10.0000	—	—	$—	—	$—
$10.0001 and over	—	—	$—	—	$—

	13,322	6.7	$2.66	13,322	$2.66

Total stock options	19,242			19,132

The weighted average per share fair values of grants made in 2007 and 2005 under our incentive plans was $0.77 and $1.51, respectively. We did not grant any options in 2006. The 2007 fair value does not include DAC options. For further discussion, refer to Note 3 for the Black-Scholes assumptions used for the DAC options acquired in the merger. The weighted average per share fair value of options granted or modified by us during the years ended December 31, 2007 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended	Year Ended
	December	December
	31, 2007	31, 2005
Estimated option life	5 years	5 years
Risk free interest rate	4.97 – 5.00%	4.14%
Expected volatility	60.00%	50.00%
Expected dividend yield	—%	—%
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

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In February 2002, the board of directors of VeriChip approved the VeriChip Corporation 2002 Flexible Stock Plan (“VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers, and employees is approximately 2.0 million. As of December 31, 2007, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers, and employees under the plan, and 1.4 million of the options or shares granted were outstanding as of December 31, 2007. Approximately 1.2 million options are fully vested and expire up to nine years from the vesting date and 0.2 million options vest ratably over three years. As of December 31, 2007, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.
The 2005 Flexible Stock Plan was adopted by our board of directors on April 27, 2005 and approved by our stockholders on June 11, 2005. VeriChip’s board of directors adopted resolutions amending the VeriChip Corporation 2005 Flexible Stock Plan (“VeriChip 2005 Plan”) in December 2006, and the amendment was approved by us, as VeriChip’s then sole stockholder, in December 2006. The 2005 Flexible Stock Plan also provides that VeriChip may grant awards of common stock in lieu of cash compensation pursuant to the mutual agreement of the applicable plan participant and us. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted to directors, officers and employees is approximately 0.3 million. As of December 31, 2007, approximately 0.3 million options have been granted under the VeriChip 2005 Plan. None of the options are fully vested and expire up to nine years from the vesting date and vest ratably over three years. As of December 31, 2007, no SARs have been granted and 832 shares may still be granted under the VeriChip 2002 Plan.
On June 17, 2007, the VeriChip adopted the VeriChip 2007 Stock Incentive Plan (“VeriChip 2007 Plan”). Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of December 31, 2007, approximately 0.2 million options and shares have been granted under the VeriChip 2007 Plan. As of December 31, 2007, no SARs have been granted and 0.8 million shares may still be granted under the VeriChip 2005 Plan.
In addition, as of December 31, 2007, options exercisable for approximately 0.4 million shares of VeriChip’s common stock have been granted outside of VeriChip’s plans, and 0.3 million of the options granted were outstanding as of December 31, 2007.
A summary of stock option activity for VeriChip’s plans for 2007, 2006 and 2005 is as follows (in thousands, except per share price data):

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding on January 1	2,100	$2.10	2,055	$1.91	1,826	$0.54
Granted (1)	417	5.88	52	9.87	428	7.11
Exercised	(536)	0.70	—	—	—	—
Forfeited	(18)	5.75	(7)	2.62	(199)	0.51

Outstanding on December 31	1,963	3.26	2,100	2.10	2,055	1.92

Exercisable on December 31 (2)	1,530	2.42	2,049	1.91	2,055	1.92

Shares available on December 31 for options that may be granted	865		503		545

(1)	The total compensation expense associated with the options granted in 2007 was approximately $0.3 million. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $0.9 million.

(2)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of VeriChip’s common stock was estimated to be $2.25 at December 31, 2007 based upon the closing price on the Nasdaq. As of December 31, 2007, the aggregate intrinsic value of VeriChip’s outstanding stock options was $0.6 million.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes information about VeriChip’s stock options at December 31, 2007 (in thousands, except per share price data):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
		Life In	Exercise		Exercise
Range of Exercise Prices	Shares	Years	Price	Shares	Price
$0.0000 to $2.0250	1,087	2.5	$0.47	1,087	$0.47
$2.0251 to $4.0500	—	—	—	—	—
$4.0501 to $6.0750	437	8.8	5.65	67	5.12
$6.0751 to $8.1000	328	5.9	7.09	298	7.04
$8.1001 to $10.1250	105	7.0	9.23	72	8.88
$10.1251 to $20.2500	6	6.0	20.25	6	20.25

	1,963	4.7	3.26	1,530	2.42

The weighted average per share fair values of grants made in 2007, 2006 and 2005 for VeriChip’s incentive plans were $3.13, $5.96 and $9.60, respectively. The weighted average per share fair value of options granted by VeriChip during the years ended December 31, 2007, 2006 and 2005 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Estimated option life	6.0 years	5.0 years	5.5 years
Risk free interest rate	4.51%	4.29%	3.84%
Expected volatility	60.00%	60.00%	50.00%
Expected dividend yield	—%	—%	—%
In addition, our wholly-owned subsidiary, Thermo Life, has granted stock options under its plans. As of December 31, 2007, 4.4 million options have been granted net of forfeitures and all are outstanding. These stock options have no intrinsic value as of December 31, 2007.
Restricted Stock Grants
The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.
In December 2006, we issued 0.1 million shares of our restricted common stock to our former CEO. Fifty percent (50%) of the restricted stock vested immediately and 50% vested on December 31, 2007 as a result of the termination of our former CEO. We determined the value of the stock to be $0.2 million based on the closing price of our stock on the date of grant. The value of the restricted stock was being amortized as compensation expense over the vesting period. We recorded compensation expense of approximately $1.8 million and $0.1 million in 2007 and 2006, respectively, associated with the restricted stock.
In December 2006, VeriChip issued 0.5 million shares of its restricted common stock to its chairman of the board and CEO, which will vest on December 31, 2008. VeriChip determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. VeriChip recorded compensation expense of approximately $2.1 million and $0.2 million in 2007 and 2006, respectively, associated with the restricted stock.
In March 2005, DAC granted our former and DAC’s former chairman of the board, 0.1 million shares of its restricted stock. Fifty percent (50%) of the restricted stock vested on March 7, 2006 and 50% vested on March 7, 2007. DAC determined the value of the stock to be $0.5 million based on the closing price of DAC’s stock on the date of grant. The value of the restricted stock was recorded as deferred compensation and was amortized as compensation expense over the two-year vesting period. In the years ended December 31, 2007 and 2006, $42,000 and $0.2 million of compensation expense, respectively, was recorded in connection with the restricted stock.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In February 2005, DAC granted an employee 0.1 million shares of its restricted stock. Thirty percent (30%) of the restricted stock vested on February 25, 2006, 30% vested on February 25, 2007 and 40% vested on December 28, 2007 as a result of the DA Merger. DAC determined the value of the stock to be $0.3 million based on the closing price of its stock on the date of grant. The value of the restricted stock has been recorded as deferred compensation and is being amortized as compensation expense over the vesting period. In the years ended December 31, 2007 and 2006, $0.1 million and $0.1 million, respectively, of compensation expense was recorded in connection with the restricted stock.
13. Agreement With Our Former Chief Executive Officer
On December 5, 2006, we finalized and entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman, our former chairman of the board and CEO, which provided that we pay Mr. Silverman $3.3 million. The agreement was entered into to (i) induce Mr. Silverman to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the December 5, 2006 Agreement with Mr. Silverman to motivate him to accept the position as VeriChip’s chief executive officer, to maintain his status on our, DAC’s, VeriChip’s and InfoTech’s boards and to motivate him to improve the value of VeriChip. In connection with the aforementioned agreement we recorded a charge of $3.3 million in the fourth quarter of 2006.
On March 14, 2007, we made a partial payment of our obligation to Mr. Silverman under the December 5, 2006 Agreement in the form of 0.5 million shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, and in cash. These shares were issued under a letter agreement between Mr. Silverman and us dated March 14, 2007. The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 Agreement, including our election to satisfy a portion of our obligation by issuing the 0.5 million shares with a value as of March 14, 2007 of $0.7 million and a cash payment of $0.3 million. These shares were issued to Mr. Silverman outright with no risk of forfeiture.
On June 16, 2007, our stockholders approved eliminating the remaining $2.3 million cash obligation by issuing Mr. Silverman an equal value of shares of common stock. The shares of common stock were issued to Mr. Silverman on July 5, 2007 without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The shares were registered on a registration statement, which became effective on July 27, 2007. The shares are subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment with VeriChip or VeriChip terminates his employment for cause on or before December 31, 2008.
14. Asset Impairment Testing
As of December 31, 2007, the net carrying value of our goodwill was $56.5 million. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon our annual testing, we recorded impairment charges of approximately $4.6 million in the fourth quarter of 2007 related to our DSD Holding business unit. In addition we recorded $9.5 million, $6.6 million and $7.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005 for impairment charges related to our discontinued operations. See Note 16 for more information about our discontinued operations.
In accordance with FAS 142, upon adoption, we were required to allocate goodwill to our reporting units. Our reporting units and our methodology for assigning goodwill to our reporting units are described in Note 6.
During the fourth quarter of 2007, 2006 and 2005, we determined the fair value of our reporting units, other than our Healthcare and Security and Industrial reporting units in the fourth quarter of 2007, using discounted cash flow analyses, which are more fully described below. During the fourth quarter of 2005, we determined the fair value of our Healthcare and Security and Industrial reporting units by first calculating the fair value of VeriChip’s implantable microchip business using a discounted cash flow analysis. The assumptions included in the cash flow model were cash flows for a period of five years, a discount rate of 30% and a terminal value multiple of 10, which management believed were appropriate assumptions in valuing this business. Second, we combined the value determined for our implantable microchip business with the amounts that we paid for VHI and Instantel, which were acquired on March 31, 2005 and June 10, 2005, respectively. Management felt that the purchase prices for these two entities represented their fair values since they were based on third party negotiated transactions, which (i) had occurred in close proximity to the fair value measurement date; and (ii) fairly represented the value of these businesses based on their achievements of projected profitability during the periods from their dates of acquisition to the asset impairment testing date. We allocated 65% and 35% of the fair value of the implantable microchip business to the Healthcare and Security and Industrial reporting units, respectively, which was consistent with the allocation of that business’ asset to the reporting units. The remaining fair value was allocated to the reporting units based on the values determined in the VHI and Instantel purchase price allocation reports, and the classification of the revenue derived from the associated assets.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Specifically, the fair values were allocated as follows:
•	Accounts receivable, inventory and other assets directly related to a specific product were allocated to the reporting unit that included the revenue from that product;

•	Intangible assets were allocated to the Healthcare and Security and Industrial reporting units based on the classification of the revenue derived from the intellectual property. For example, the distribution network associated with the infant protection and wander prevention systems was allocated to the Healthcare reporting unit, while the distribution network associated with the vibration monitoring system was allocated to the Security and Industrial reporting unit;

•	Goodwill was allocated to the Healthcare and Security and Industrial reporting units based on the relative percentage of the allocation of the intellectual property.
The remaining assets were allocated based on the relative percentages of goodwill and intangibles allocated to the reporting units.
If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded Management compiled the revenue forecasts, growth rates, gross margin, corporate overhead and tax rates, among other data and assumptions related to the financial projections upon which the valuation were based. The methodology used to determine the residual or terminal enterprise values included the following factors: current leverage (E/V); risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital, which were used in the discount rate calculations. The assumptions used in the determination of fair value using discounted cash flows were as follows:
•	Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow;

•	Cash flows were projected for five years and added to the present value of the terminal value; and

•	Discount rates ranging from 13% to 26% were used. The rates were determined based on the level of risk associated with a reporting units operations and the related degree of certainty of generating future cash flows.
Residual or Terminal Enterprise Value Calculation:
When deemed appropriate, based on the materiality of the goodwill and intangible assets of a given reporting unit, as well as its recent financial performance, a company comparable analysis was performed utilizing financial and market information on publicly traded companies that are considered to be generally comparable to our reporting units. Each analysis provided a benchmark to compare to the values of each business unit to be utilized in its discounted cash flow analysis.
Future goodwill impairment reviews may result in write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.
15. Income Taxes
The benefit (provision) for income taxes consists of:

	2007	2006	2005
Current:
United States at statutory rates	$(108)	$(184)	$538
International	(333)	(301)	(242)

Current income tax (provision) benefit	(441)	(485)	296

Deferred:
United States	—	—	—
International	1,343	340	226

Deferred income taxes benefit	1,343	340	226

	$902	$(145)	$522

The income tax benefit in 2007 primarily relates to favorable changes in Canadian tax rates and investment tax credits received by VeriChip.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
DAC has operations in Europe and South America and VeriChip has operations in Canada. We consider earnings from our foreign entities to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, we may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2007	2006
Deferred tax assets:
Liabilities and reserves	$2,100	$4,401
Stock-based compensation	5,925	2,938
Property and equipment	777	537
Intangible property	—	11
Foreign tax credit carryforwards & other differences	1,632	397
Net operating loss carryforwards	109,183	102,680

Gross deferred tax assets	119,617	111,965
Valuation allowance	(118,000)	(109,223)

	1,617	1,741

Deferred tax liabilities:
Property and equipment	68	183
Intangible assets	11,245	6,664

	11,313	6,847

Net Deferred Tax Asset/(Liability)	$(9,696)	$(5,106)

The deferred tax assets and liabilities are included in the following balance sheet captions:

	(in thousands)
	December 31	December 31
	2007	2006
Current deferred tax assets	$394	$697
Long-term deferred tax liability	(10,090)	(5,803)

Net Deferred Tax Liabilities	$(9,696)	$(5,106)

The valuation allowance for deferred tax asset increased by $8.8 million and $10.2 million in 2007 and 2006, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and our projected pre-tax income. Our goodwill is not deductible for tax purposes.
Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of (in thousands):

	2007	2006	2005
Domestic	$(33,473)	$(19,036)	$(8,639)
International	(3,570)	(739)	2,285

	$(37,043)	$(19,775)	$(6,354)

At December 31, 2007, we had aggregate net operating loss carryforwards of approximately $268.1 million for income tax purposes that expire in various amounts from 2013 through 2027. Through December 28, 2007, DAC files a separate federal income tax return.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Of the aggregate U.S. net operating loss carryforwards of $261 million, $51.3 million relate to DAC. During February 2007, VeriChip completed an initial public offering that requires VeriChip to begin filing its own separate federal income tax return in 2007. Following the deconsolidation from us, approximately $22.8 million of the aggregate U.S. net operating loss carryforwards will relate to VeriChip.
Based upon the same change of ownership rules under IRC section 382, our separate U.S. net operating loss carryforwards of $186.9 million may in the future be significantly limited as to the amount of use in any particular year. This may occur if in the future we issue common stock or additional equity instruments convertible into shares of our common stock, which results in our ownership change exceeding the 50% limitation threshold imposed by that section.
Of the total aggregate net operating loss carryforwards, foreign loss carryforwards are approximately $7.1 million. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity.
The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2007	2006	2005
	%	%	%

Statutory tax/(benefit) rate (1)	(35)	(34)	(34)
Nondeductible intangibles amortization/impairment	13	8	0
State income taxes, net of federal benefits	(3)	(6)	(5)
Non-deductable merger expenses	5	—	—
Disallowed losses from capital transactions and changes in minority interest of subsidiary	—	—	(31)
Differences in interest on convertible debentures	—	—	(13)
Foreign tax differences	(4)	(2)	(5)
Change in deferred tax asset valuation allowance (2)	20	36	90
Impact of prior year adjustments (3)	—	(2)	(11)
Other	1	0	2

	(3)	0	(7)

(1)	Statutory rate increased to 35%, consistent with DAC’s reporting

(2)	Substantially attributed to net operating losses.

(3)	Related to the reversal of prior year estimated tax liabilities, which were no longer required.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
•	Income tax benefits should be recognized when, based on the technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•	If a position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
We adopted FIN 48 on January 1, 2007 and its impact upon adoption was to increase our accumulated deficit by approximately $90,000.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)	2007
Gross unrecognized tax benefits at January 1, 2007	$89
Increases in tax positions for current year	114
Lapse in statute of limitations	(10)

Gross unrecognized tax benefits at December 31, 2007	$193

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Included in the balance of unrecognized tax benefits at December 31, 2007 are $193,000 of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1 and December 31, 2007, we had accrued $14,000 and $11,000 of interest related to uncertain tax positions, respectively and have accrued no penalties. Our unrecognized tax benefits are largely related to certain state filing positions and are included in other long-term liabilities.
We, in combination with our various consolidated subsidiaries, VeriChip and DAC file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we, VeriChip and DAC are no longer subject to U.S. federal, state or local income tax examinations for years before 2004. VeriChip is no longer subject to non-U.S. income tax examinations for years before 2003. We do not currently have any examinations ongoing.
16. Discontinued Operations
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. InfoTech provides computer hardware and IT services. In addition, on July 2, 2007, DAC completed its previously announced sale of its wholly-owned subsidiary, OuterLink, to Newcomb. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, DAC sold all of the issued and outstanding shares of stock of OuterLink for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which was repaid in November 2007. The Stock Purchase Agreement contains customary representations and warranties of the parties and indemnification provisions. In connection with the closing, DAC also executed a one-year non-competition agreement with OuterLink. Paul F. Newcomb, President of Newcomb, was the founder and president of the predecessor company to OuterLink, which DAC acquired in January 2004.
On September 30, 2007, our board of directors made a decision to sell two of our wholly-owned subsidiaries: Computer Equity and Perimeter. Our decision was made as part of management’s strategy to streamline our operations to focus more of our efforts on the RFID, and the GPS and radio communication markets. Computer Equity provides voice, data and video telecommunications products and services and Perimeter sells call center software and related services.

As a result of our board of directors’ decision to sell InfoTech, Computer Equity and Perimeter and DAC’s board of directors’ decision to sell OuterLink, the financial condition, results of operations and cash flows of InfoTech, Computer Equity, Perimeter and OuterLink have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenue	$27,708	$35,259	$41,681

Cost of sales	19,231	26,402	31,762

Gross profit	8,477	8,857	9,919

Selling, general and administrative expenses	7,742	10,058	10,725
Research and development expenses	376	1,719	1,645
Gain on sale of asset	(1,559)	—	—
Asset impairment	9,538	6,629	7,141
Interest and other (expense) income	5,692	(14)	164
Interest expense	(194)	(317)	(218)

Loss before income taxes, minority interest and gain/(loss) on capital transactions of subsidiaries	(2,122)	(9,880)	(9,646)

Income taxes	(19)	83	(75)
Minority interest	77	1,189	4,368
Net (loss) gain on capital transactions of subsidiary	(21)	5	—
Gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiary	240	(67)	—

Loss from discontinued operations	$(1,845)	$(8,670)	$(5,269)

Loss from discontinued operations per common share - basic and diluted	$(0.03)	$(0.13)	$(0.08)
Weighted average number of common shares outstanding - basic and diluted	69,122	67,338	62,900
The results above do not include any allocated or common overhead expenses. The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. We realized a gain on the sale of OuterLink of approximately $1.7 million 2007. This was partially offset by a loss of approximately $0.1 million on the sale of a portion of Perimeter’s business during 2007. The gain on the sale of OuterLink did not result in a provision for income taxes due to federal and state net operating losses and carry forwards. As a result of our decision to sell Computer Equity and our current estimate of its fair market value, we recorded a goodwill impairment charge of approximately $9.5 million during 2007.
In accordance with FAS 144, any additional operating losses for InfoTech, Computer Equity, and Perimeter or changes in the values of their assets or liabilities, as well as any gain or loss on the sale of these businesses will be reflected in our financial condition and results of discontinued operations as incurred.
The net liabilities of discontinued operations as of December 31, 2007 and 2006 were comprised of the following:

	December 31,	December 31,
	2007	2006

Current assets:
Cash	$640	$336
Accounts receivable	3,775	6,835
Inventory	595	1,373
Other current assets	889	1,270
Total current assets	5,900	9,814
Property and equipment, net	164	599
Goodwill and intangibles, net	371	10,079
Other assets, net	39	398

Total assets	$6,474	$20,890

Current liabilities:
Notes payable	$1,011	$64
Accounts payable	1,752	10,001
Accrued expenses and other current liabilities	1,435	4,161
Deferred revenue	389	2,718

Total current liabilities	4,587	16,944
Notes payable	2,400	—
Deferred revenue	95	—
Other long-term liabilities	—	1,165

Total liabilities	7,082	18,109

Minority interest	554	1,090

Net (liabilities) assets of discontinued operations	$(1,161)	$1,691

Included in interest and other (expense) income is approximately $5.4 million of income related to the reversal of liabilities associated with our Intellesale and other non-core businesses. We reversed these liabilities because the statue of limitations had expired and we do not intend to pay these liabilities.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
17. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is provided as follows, in thousands, except per share amounts:

	2007	2006	2005
Numerator:
Numerator for basic earnings per share — loss from continuing operations	$(30,175)	$(18,539)	$(4,896)
Preferred stock dividends	—	—	(1,573)
Accretion of beneficial conversion feature	—	—	(474)
Loss from continuing operations attributable to common stockholders	(30,175)	(18,539)	(6,943)
(Loss) income from discontinued operations	(1,845)	(8,670)	(5,269)

Net loss attributable to common stockholders	$(32,020)	$(27,209)	$(12,212)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding (1)	69,122	67,338	62,900

(Loss) earnings per share — Basic and Diluted
Continuing operations	$(0.43)	$(0.27)	$(0.11)
Discontinued operations	(0.03)	(0.13)	(0.08)

Total — basic and diluted	$(0.46)	$(0.40)	$(0.19)

The following stock options and warrants outstanding as of December 31, 2007, 2006 and 2005 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2007	2006	2005

Stock options	19,242	6,166	6,490
Warrants	9,302	4,663	3,395
Restricted stock	31	50	—
Preferred stock	—	—	3,917
Convertible note payable	—	—	1,368

	28,575	10,879	15,170

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
18. Commitments and Contingencies
Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $1.7 million, $2.1 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2007, are as follows (in thousands):

	Minimum
	Rental	Employment
Year	Payments	Contracts
2008	$1,124	$462
2009	936	508
2010	672	508
2011	570	508
2012	554	—
Thereafter	532	—

	$4,388	$1,986

Krawitz Employment Agreement
Effective December 31, 2007, in connection with the DA Merger, Michael E. Krawitz was terminated as our president and CEO and director. Effective December 6, 2006, we entered into an employment agreement with Michael E. Krawitz, (the “Krawitz Employment Agreement”). The Krawitz Employment Agreement provided that Mr. Krawitz as our CEO, would receive an annual base salary of $350,000 and discretionary increases. Mr. Krawitz was also entitled to a discretionary annual bonus to be determined by our board of directors and other fringe benefits. In addition, it provided for the grant of 100,000 shares of our common stock to Mr. Krawitz under an applicable stock incentive plan previously approved by our stockholders, with 50,000 of the shares vesting immediately and 50,000 of the shares restricted and subject to substantial risk of forfeiture in the event that the ADS/Krawitz Employment Agreement is terminated by Mr. Krawitz, or terminated by us for cause, as defined in the agreement, on or before December 31, 2008. If Mr. Krawitz’s employment was terminated a payment of $1.5 million was due, unless his employment was terminated because he resigned (not in connection with a constructive termination or in connection with a change of control) or was terminated for cause. The Krawitz Employment Agreement also provided that, upon termination of the agreement, Mr. Krawitz would cooperate with any transition and may not compete with us and, in consideration for that cooperation and non-compete, he was to be paid $250,000. Any outstanding stock options held by Mr. Krawitz as of the date of the termination or change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and cooperation and non-compete payments made in connection with the Krawitz Employment Agreement were allowed to be paid in stock at our option, subject to shareholder approval, which was received in November 2007.
As a result of Mr. Krawitz termination on December 31, 2007, Mr. Krawitz was entitled to severance in an amount equal to approximately $1.7 million under the terms of an the Krawitz Employment Agreement. Pursuant to the Krawitz Employment Agreement, on December 28, 2007, we established a Rabbi Trust and subsequently deposited $1.7 million worth of our common stock, or 3.5 million shares, into the Rabbi Trust. The number of shares of our common stock due was calculated based upon the average closing price of one (1) share of our common stock for the ten (10) trading days preceding the day in which our common stock was issued, or December 31, 2007. On July 2, 2008, $1.5 million worth of shares, less withholding taxes, will be released from the Rabbi Trust and issued to Mr. Krawitz and on January 2, 2009, $250,000 worth of shares, less withholding taxes, will be released from the Rabbi Trust and issued to Mr. Krawitz. The shares to be issued to Mr. Krawitz are price protected through the later of: (i) the date on which a registration statement providing for the resale of the shares becomes effective, or the date on which the shares should otherwise become eligible for trading without restriction pursuant to an exemption from registration, or (ii) the date the shares are delivered to Mr. Krawitz from the Rabbi Trust. The shares will be issued to Mr. Krawitz without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
VeriChip Change in Control Plan
On March 2, 2007, VeriChip’s compensation committee of its board of directors approved the VeriChip Corporation Executive Management Change in Control Plan. The plan provides compensation due to a change in control of VeriChip, as such term is defined in the plan, to VeriChip’s officers, Messrs. Gunther, Caragol and Feder. Upon a change in control of VeriChip, Mr. Gunther and Mr. Caragol would each receive the sum of (i) his earned but unpaid base salary and bonus compensation as of the date of the change in control; plus (ii) 1.5 times his base salary; plus (iii) 1.5 times the average bonus received for the three full calendar years. immediately prior to the change in control, or if the change in control occurs in 2007, the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, or if the change in control occurs in 2008, the average of the bonuses earned in 2006 and 2007. Upon a change in control, Mr. Feder would receive the sum of his (i) earned but unpaid base salary and bonus compensation as of the date of the change in control; plus (ii) 1.0 times his base salary; plus (iii) 1.0 times the average bonus received for the three full calendar years immediately prior to the change in control, or if the change in control occurs in 2007, the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, or if the change in control occurs in 2008, the average of the bonuses earned in 2006 and 2007. The plan provides for the amount received to increase on December 31, 2007 and on each December 31 thereafter until the multiplier of base salary and bonus compensation reaches 3 for Messrs. Gunther and Caragol and 1.5 for Mr. Feder. The plan also provides that any outstanding stock options, restricted stock or other incentive compensation awards held as of the date of the change in control become fully vested and exercisable as of such date, and, in the case of stock options, remain exercisable for the life of the option. Such compensation will be decreased by the amount of any compensation (salary or bonus) that is contractually guaranteed by an acquiror in a change in control transaction so long as the guaranteed compensation relates to an executive position that is of the same or increased level of responsibility and authority and at the same or higher salary and bonus levels as the executive position held at the time of implementation of this plan.
Joseph Grillo Employment Agreement
Effective as of January 1, 2008, in connection with Mr. Grillo’s appointment as our CEO and president, we entered into an employment agreement with Mr. Grillo (the “Employment Agreement”), which provides that Mr. Grillo will receive a base salary of $375,000 and is eligible to receive an annual bonus, subject to approval of our board, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus will be determined upon his performance in the following areas with related metrics and goals to be approved by the board at the beginning of each performance year; company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that the board may establish. In addition, Mr. Grillo was given a stock option to purchase 550,000 shares of our common stock, which vests ratably over the next five years, at a price per share of $0.67, the closing price of a share of our common stock on the date of grant. The Employment Agreement also provides that, if we terminate Mr. Grillo’s employment without cause or Mr. Grillo terminates his employment for good reason or due to a change in control before January 1, 2009, Mr. Grillo will receive six months of base salary, and if after January 1, 2009, Mr. Grillo will receive a payment equal to the sum of one and a half times his base salary.
In addition, on January 30, 2008, pursuant to approval of the Compensation Committee of our board, a stock option grant exercisable for 218,965 shares of our common stock was made to Mr. Grillo. The option has an exercise price of $0.63, the closing price of a share of our common stock on the grant date, and expires ten years after the grant date. The option vests in five equal installments of 43,793 shares on each of January 3, 2009, 2010, 2011, 2012 and 2013.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Appointment of Randolph K. Geissler
In connection with the GTC Merger, on January 15, 2008, which is more fully described in Notes 1 and 26, Randolph K. Geissler became the president of our Animal Applications division. On January 15, 2008, DAC entered into an employment letter agreement with Mr. Geissler, which has a term of eighteen months and provides that he will receive an annual base salary of $275,000 and will be eligible for an annualized incentive award opportunity payable up to a maximum of 30% of his annual base salary based on performance metrics, goals and bonus amounts. The employment letter agreement also contains a non-competition provision which prevents Mr. Geissler from directly competing with the products and services under development or offered by the Animal Applications Division during the term of the employment letter agreement and for a period of thirty months thereafter.
Mr. Geissler is a party to the GTC Merger Agreement, as discussed above. In addition, on August 8, 2007, Mr. Geissler entered into a consulting agreement with VeriChip pursuant to which Mr. Geissler agreed to provide consulting work with respect to identifying, contacting and introducing strategic partners to VeriChip, identifying potential merger and/or acquisition opportunities for VeriChip to consider and participating on a committee established for the development of certain products (the “Services”). Under the terms of the consulting agreement, Mr. Geissler received 107,000 shares of VeriChip’s common stock and will be reimbursed for all actual reasonable and necessary expenses, which are directly related to the Services, provided that VeriChip grants prior approval of any expenditure. The term of the consulting agreement is for one year.
Severance Policies and other Employment Agreements
We have established a severance policy for certain of our officers who are not covered under specific severance policies under which, if we terminate the officer without cause, as defined, or the officer resigns with good reason, the officer will receive severance payments. Under the policy, except as applies to Lorraine M. Breece which is discussed below, senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the officer has been in our employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with us or if the officer breaches a duty of confidentiality.
Lorraine M. Breece, our Senior Vice President and Chief Financial Officer, under our established severance policy, is entitled to receive one year of base salary plus an additional 60% of her yearly base salary if she is terminated without cause or if she resigns with good reason. The issuance of any severance benefit is subject to the execution of a general release by Ms. Breece at the time of separation. We reserved the right to pay the additional 60% of Ms. Breece’s yearly base salary as a lump sum, or in our common stock, which would be subject to price protection for three months following the issuance.
We have written employment arrangements with several of our officers, some of which provide for bonus, severance and change of control payments. Salaries under the agreements amount to $0.8 million.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Incentive and Recognition Policy
Beginning with the year-ended December 31, 2004, our board of directors authorized and adopted an Incentive and Recognition Policy (“IRP”). The IRP is designed to motivate senior management to achieve goals that, in the judgment of the Compensation Committee of the board of directors, are important to our long-term success. Under the IRP, cash bonuses of approximately $0.7 million, $1.4 million and $0.5 million were earned in 2007, 2006 and 2005, respectively, by certain of our executive officers, including the amounts paid to Messrs. Silverman and Krawitz for 2006 as discussed below.
Our board of directors had determined to fix the 2006 bonus payments for two participants, Mr. Silverman and Mr. Krawitz, to resolve and clarify any outstanding compensation issues, given the wide range of potential bonuses under the IRP and the timing of VeriChip initial public offering and how that may have effected such range. Accordingly, Mr. Silverman’s and Mr. Krawitz’s bonus for 2006 were fixed at $900,000 and $350,000, respectively. The 2006 bonuses paid to our other executive officers were determined and paid in accordance with the terms in the IRP.
On March 11, 2008, the Compensation Committee of our board established the Annual Targets for the 2008 fiscal year for our Annual Incentive Plan (the “Plan”). The Plan replaces the IRP Plan. The targets are based on the following metrics: revenue, operating income, cash generation and achievement of individual targets outlined in a Management By Objectives record for each participant. Under the Plan, the Compensation Committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except the CEO, Joseph Grillo, is not eligible to participate, his incentive compensation determined instead by reference to his contract terms. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the CEO. The maximum award under the Plan varies based upon the participant’s level and performance. Targets bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation Committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants.
Rights to U.S. Patent No. 5,211,129
Our Healthcare segment obtains the implantable microchip used in our VeriMed and VeriTrace systems from DAC, under the terms of a supply agreement. DAC, in turn, obtains the implantable microchip from Raytheon Microelectronics España (“RME”), a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to DAC, granted a co-exclusive license under this patent, other than for certain specific fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company (“Hughes”) and its then wholly-owned subsidiary, Hughes Identification Devices, Inc. (“HID”). The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. DAC sources the implantable microchip directly from RME, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification applications. We do not anticipate generating more than nominal revenue from the sale of the VeriMed or VeriTrace systems prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our VeriMed and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In October 2007, DAC and the successor to HID executed a cross-license which includes DAC obtaining a royalty free non-exclusive license to HID’s rights to the implantable human application of the ‘129 patent, for which it purports certain ownership rights. DAC has, in turn, sublicensed those rights to VeriChip.
Amendment to Schering-Plough Supply and Distribution Agreement
On January 5, 2008, DAC entered into Amendment No. 1 to the Product Supply and Distribution Agreement dated February 13, 2007 (the “Amended Agreement”), by and between DAC and Schering-Plough Home Again LLC (“Schering-Plough”). The Amended Agreement governs the terms pursuant to which DAC has agreed to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. During the term of the Amended Agreement, DAC will exclusively manufacture, supply and sell to Schering-Plough and Schering-Plough will exclusively purchase from DAC certain Products (as defined in the Amended Agreement). The Amended Agreement contains, among other things, minimum purchase requirements by Schering-Plough. The Amended Agreement prohibits DAC from manufacturing, supplying or selling the Products to any other person, governmental authority or entity in the Territory (as defined in the Amended Agreement). The initial term began February 13, 2007 for a period of 24 months with an option for Schering-Plough to extend the term for an additional 12 months. The Amended Agreement also grants to Schering-Plough exclusive distribution, marketing and sale rights to DAC’s RFID products in the Companion Animal market in the Territory and non-exclusive distribution, marketing and sale rights to DAC’s RFID Biotherm Product in the Designated Animal market in the Designated Animal Territory subject to a maximum amount of units of such RFID Biotherm Products.
19. Profit Sharing Plan
We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. We have made no matching contributions to the 401(k) Plan. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. DAC provides an employer match up to 4% of its employees’ contributions. DAC’s expense related to the plan was approximately $0.2 million for each of the years ended December 31, 2007, 2006, and 2005.
Signature Industries Limited has a defined contribution pension plan. Our expense relating to the plan approximated $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
20. Legal Proceedings
We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of December 31, 2007, we have recorded approximately $0.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.
Vasa Suit
On or about January 21, 2004, Mr. Vasa and his family partnerships, the majority shareholder of PDSC’s predecessor at the time we acquired that company, filed a complaint against us and PDSC in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for breach of contract and the implied covenant of good faith and fair dealing. Plaintiffs sought damages arising from the purported delay in the registration of the shares they received in connection with our acquisition of PDSC’s predecessor. Trial in this case was set to commence on October 15, 2007. On September 28, 2007, the parties entered into a memorandum of settlement, and on November 8, 2007, the parties entered into a Settlement Agreement and General Release, or the Settlement Agreement.
Under the terms of the Settlement Agreement, we are required to issue restricted shares of our common stock to Engstrom, Lipscomb & Lack, or ELL, valued at an aggregate of $2.1 million, with issuances spread over five installments in the following values on the following dates: $0.5 million as soon as practicable, but no later than 30 days after the dismissal of the lawsuit with prejudice, $0.5 million on October 15, 2008, $0.4 million on October 15, 2009, $0.4 million on October 15, 2010 and $0.3 million on October 15, 2011. The number of restricted shares issued in each installment will be based on the based on the average closing price per share of our common stock for the 10 consecutive trading day period preceding the date of issuance.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The restricted shares granted in each of the five installments will vest, respectively, on the following dates: no later than 180 days from the date of the dismissal with prejudice of the lawsuit, April 15, 2009, April 15, 2010, April 15, 2001 and April 15, 2012. After each delivery of restricted shares in each installment, we will file a registration statement covering such restricted shares so to insure that those shares are registered for resale before the applicable vesting date described above. If immediately prior to any vesting date the value of the aggregate number of unvested restricted shares is less than the value of such unvested restricted shares on the date of their initial issuance, which we refer to as the Initial Value, then on such applicable vesting date we will be required to, at our option, (i) issue ELL shares representing such number of additional shares that have a value, based on the average closing price per share of our common stock for the 10 consecutive trading day period preceding the vesting date, equal to the difference between the value of the unvested restricted shares on the applicable vesting date and the Initial Value, or (ii) pay such difference in cash. If immediately prior to any vesting date the value of the unvested restricted shares exceeds the Initial Value, those shares representing the excess value shall be automatically returned to us for cancellation immediately following such vesting date. Under the terms of the Settlement Agreement, we are required to fund a business venture with Mr. Vasa for potential business development. We will own 45% of this venture. We will provide $250,000 per year for three years beginning in 2007 towards the venture. We will also provide an amount not to exceed $50,000 per year for three years to cover certain expenses associated with the venture. We accrued and charged to expense approximately $2.5 million during 2007, which represented the aggregate present value of these payments.
Verizon Suit
On December 19, 2007, we, our subsidiary Government Telecommunications, Inc., a Virginia corporation, or GTI, and Verizon Federal Inc., a Delaware corporation (“Verizon”), entered into a Settlement Agreement and Release (the “Settlement Agreement”) related to a lawsuit that GTI filed against Verizon on August 14, 2006, in the Fairfax County Court of Virginia, alleging among other things, breach of contract and tortious interference arising from Verizon’s alleged usurpation of GTI’s business opportunity with the District of Columbia Public Schools. On October 19, 2006, Verizon filed a counterclaim against GTI for failure to pay invoices owed under a subcontract between GTI and Verizon. Pursuant to the Settlement Agreement, on December 19, 2007, GTI entered into a promissory note in the amount of $4.0 million in favor of Verizon, which provides that GTI must pay to Verizon $1.0 million on or before each of January 15, 2008, 2009, 2010 and 2011. We executed a Guaranty in favor of Verizon, under which it guaranteed payment to Verizon of the amounts agreed to be paid under the Settlement Agreement. In addition, Verizon entered into a Subordination Agreement with us and our lenders, Laurus Master Fund, Ltd., Kallina Corporation, and certain of their subsidiaries, which provides that we must meet certain requirements before we may make payments arising under the Guaranty to Verizon as is more fully outlined in the Subordination Agreement. The amount was fully accrued as incurred from 2003 through 2006, and as a result there was no additional charge during 2007.
VeriChip
VeriChip has received demand letters from attorneys for several former employees and/or consultants of ours and VeriChip, asserting claims related to stock options to acquire approximately 540 thousand shares of VeriChip’s common stock that VeriChip’s management believes such employees and/or consultants had forfeited when they ceased their employment or relationship with VeriChip and/or us. VeriChip believes that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
21. Segment Information
We currently operate in five business segments: Healthcare, Security and Industrial, Animal Applications, GPS and Radio Communications, and Advanced Technology. For further information on our segments and their principal products and services, refer to Note 1.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data for the Healthcare, Security and Industrial, and Advanced Technology segments include charges for shared expenses and/or corporate overhead costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on stand-alone segment operating income as presented below. Certain amounts in 2005 have been reclassified for comparative purposes.

	2007 (in thousands)
							Total from
	Animal	GPS and Radio		Security and	Advanced	Corporate/	Continuing
	Applications	Communications	Healthcare	Industrial	Technology(3)	Eliminations	Operations
Revenue from external customers	$43,749	$34,045	$23,269	$8,837	$7,502	$—	$117,402
Intersegment net revenue	76	—	—	—	—	(76)	—

Total revenue	$43,825	$34,045	$23,269	$8,837	$7,502	$(76)	$117,402

Depreciation and amortization (1)	$1,601	$904	$1,919	$537	$98	$102	$5,160
Interest and other (expense) income	1,608	—	(110)	(111)	1,222	(1,498)	1,111
Interest expense	(3,986)	(166)	(862)	(837)	2	(1,079)	(6,928)
Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries(2)	(18,124)	86	(8,918)	(4,048)	5,193	(11,231)	(37,043)

Goodwill, net	34,626	4,621	12,162	3,614	1,504	—	56,527
Segment assets from continuing operations	74,916	30,721	39,237	10,615	3,457	6,269	165,215
Expenditures for property and equipment	783	725	506	330	19	4	2.367

	2006 (in thousands)
							Total from
	Animal	GPS and Radio		Security and	Advanced	Corporate/	Continuing
	Applications	Communications	Healthcare	Industrial	Technology(3)	Eliminations	Operations
Revenue from external customers	$37,702	$16,351	$20,508	$6,796	$6,072	$—	$87,429
Intersegment net revenue	356	—	—	—	—	(356)	—

Total revenue	$38,058	$16,351	$20,508	$6,796	$6,072	$(356)	$87,429

Depreciation and amortization (1)	$1,403	$480	$1,746	$683	$93	$113	$4,518
Interest and other income	364	4	49	8	147	772	1,344
Interest (expense) recovery	(405)	(60)	(472)	(395)	17	(1,822)	(3,137)
Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries (2)	(4,048)	(1,230)	(5,661)	(1,030)	3,108	(10,914)	(19,775)

Goodwill, net	52,639	2,138	12,342	3,683	1,504	—	72,306
Segment assets from continuing operations	81,358	10,159	38,855	11,390	13,840	(4,267)	151,335
Expenditures for property and equipment	1,789	1,091	588	222	119	4	3,813

	2005 (in thousands)
								Total from
	Animal	GPS and Radio		Security and	Advanced		Corporate/	Continuing
	Applications	Communications	Healthcare	Industrial	Technology(3)		Eliminations	Operations
Revenue from external customers	$35,275	$18,578	$12,049	$3,819	$2,335		$—	$72,056
Intersegment net revenue	697	—	—	—	—		(697)	—

Total revenue	$35,972	$18,578	$12,049	$3,819	$2,335		$(697)	$72,056

Depreciation and amortization (1)	$1,221	$408	$1,007	$376	$140		$107	$3,259
Interest and other income	401	10	49	14	578	(4)	1,607	2,659
Interest (expense) recovery	(337)	(27)	(171)	(172)	(50)		2,693	1,936
Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries (2)	(926)	1,032	(2,498)	(1,318)	372		(3,016)	(6,354)

Goodwill, net	49,889	1,148	13,131	3,851	1,504		—	69,523
Segment assets from continuing operations	82,754	7,820	37,144	10,867	13,084		3,375	155,044
Expenditures for property and equipment	820	402	326	98	68		57	1,771

(1)	Depreciation and amortization includes $1.9 million, $1.6 million, and $1.3 million included in cost of products sold in 2007, 2006 and 2005, respectively.

(2)	For Healthcare, amounts exclude expenses of approximately $0.9 million in 2005 primarily related to stock option expense, which were reflected as additional expense in the separate financial statements of VeriChip included in its Registration Statement on Form S-1 (333-130754). Certain stock options were granted to our employees and directors who are not also employees or directors of VeriChip. Thus, VeriChip was required to record compensation expense in connection with the options in its separate financial statements in accordance with FAS 123.

(3)	In 2008, the remaining entity in this segment was determined to be a discontinued operation as we made a decision to sell the entity.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(3)	For Security and Industrial, amounts exclude expenses of approximately $0.5 million in 2005, primarily related to stock option expense, which will be reflected as additional expense in the separate financial statements of VeriChip included in its Registration Statement on Form S-1 (333-130754).

(4)	For Animal Applications, amounts exclude $1.2 million in losses on sales of our stock that DAC received from us under the terms of a share exchange agreement. This amount is recorded in DAC’s separate financial statements but eliminated in consolidation of ours and DAC’s results of operations.
No single customer accounted for more than 10% of VeriChip’s revenues during the three years ended December 31, 2007.
For the years ended December 31, 2007, 2006 and 2005, DAC had one customer, Schering Plough Animal Health, Inc., which accounted for 19%, 15% and 10% of its revenues, respectively.
Approximately $7.5 million, or 97%, $14.8 million, or 63%, and $17.2 million, or 68%, of our Advanced Technology segment’s revenues for 2007, 2006, and 2005, respectively, were generated by PDSC. Approximately 97%, 97%, and 61% of PDSC’s revenues in each of the three years ended December 31, 2007, 2006 and 2005 were generated from sales to IBM.
Goodwill by segment for the years ended December 31, 2007 and 2006, was as follows (in thousands):

		Security and	Animal	GPS and Radio	Advanced
	Healthcare	Industrial	Applications	Communications	Technology	Total
	($ in thousands)
Balance December 31, 2005	$13,131	$3,851	$49,458	$1,579	$1,504	$69,523

Acquisitions	—	—	3,181	559	—	$3,740
Adjustment to purchase price allocation	(789)	(168)	—	—	—	$(957)

Balance December 31, 2006	$12,342	$3,683	$52,639	$2,138	$1,504	$72,306

Acquisitions	—	—	20,125	7,211	—	27,336
Adjustment to carrying value of minority interest	—	—	(12,049)	(3,876)	—	(15,925)
Adjustment to purchase price allocation	(69)	(180)	(21,554)	(852)	—	(22,655)
Impairment	—	—	(4,632)	—	—	(4,632)
Other adjustments	—	—	97	—	—	97

Balance December 31, 2007	$12,162	$3,614	$34,626	$4,621	$1,504	$56,527

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United			South
	States	Canada	Europe	America	Total
2007
Net revenue	$44,637	$32,030	$39,591	$1,144	$117,402
Property and equipment, net	7,067	840	4,818	404	13,129

2006
Net revenue	$38,754	$27,188	$20,791	$696	$87,429
Property and equipment, net	6,246	824	4,242	220	11,532

2005
Net revenue	$33,920	$15,801	$22,335	$—	$72,056
Property and equipment, net	6,021	758	3,824	—	10,603
22. Related Party Transactions
The following related party transactions are eliminated in consolidation of ours and our subsidiaries results of operations.
Agreement between VeriChip and DAC
VeriChip and DAC executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007, or the supply and development agreement. Under this agreement, DAC is VeriChip’s sole supplier of human-implantable microchips. VeriChip’s purchases of product under the supply and development agreement were approximately $0.1 million, $0.4 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008. As of September 30, 2007, VeriChip has satisfied approximately $0.4 million of the minimum purchase requirements for 2008. As long as VeriChip meets the minimum purchase requirements, the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, DAC may sell the microchips to third parties if VeriChip does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that DAC shall, at VeriChip’s option, furnish and operate a computer database to provide data collection, storage and related services for VeriChip’s customers for a fee as provided. VeriChip does not currently utilize this service. The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
DAC relies solely on a production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. The subsidiary utilizes DAC’s equipment in the production of the microchips. On April 28, 2006, DAC entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by us. This new agreement expires on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to DAC, granted a co-exclusive license under this patent, other than for certain specified fields of use related to our Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party.
In October 2007, DAC and the successor to HID executed a cross-license which includes DAC obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. DAC has, in turn, sublicensed those rights to VeriChip. See Note 18.
Transition Services Agreement
During the years ended December 31, 2005, 2004 and 2003, we provided certain general and administrative services to VeriChip including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are eliminated in consolidation of VeriChip’s and our results, were determined based on VeriChip’s use of such services. On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip’s initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. The term of the amended and restated agreement will continue until such time as VeriChip requests that we cease performing the transition services, provided that we are not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by VeriChip that we cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in our delivery of the transition services or in VeriChip’s payment for those services. The services to be provided by us under the amended and restated transition services agreement are the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services. Effective January 1, 2008, the monthly cost was further reduced to $10,000 per month.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The cost of these services to VeriChip was $0.5 million and $0.8 million and $0.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.
Loan Agreement with VeriChip
We have funded and financed VeriChip’s operations since it began operation in January 2002. As a result, we entered into a loan agreement with VeriChip. The terms of the loan agreement are more fully discussed in Note 9.
Loan Agreement with DAC
On August 31, 2007, we entered into a $7.0 million term loan facility with DAC, as is more fully discussed in Note 9.
Satisfaction of Loan Agreement With InfoTech
On May 15, 2007, we and InfoTech entered into a Satisfaction of Loan Agreement, or SLA. On or about June 27, 2003, InfoTech, our majority-owned subsidiary, made a loan to us in the original principal amount of $1.0 million. The loan was scheduled to mature on June 30, 2007. In full satisfaction of our obligations under the loan and the related documents, we and InfoTech entered into the SLA where we agreed to issue and deliver to InfoTech 0.8 million shares of our common stock. We were obligated to continue to pay InfoTech interest in cash on the sum of $1.0 million at the existing rate per annum under the note, which was 16%, until the date the shares are registered. The shares were registered on June 11, 2007. Since the value of the 0.8 million shares issued to InfoTech exceeded $1.0 million on the effective date of the registration statement, InfoTech was required to promptly return to us the number of shares valued in excess of the $1.0 million as of that date, or approximately 0.1 million shares. As of December 31, 2007, InfoTech has sold 0.2 million of these shares for net proceeds of $0.3 million and it has recorded a loss on the sale of the shares of approximately $23,000. In addition, during 2007, InfoTech was required to record an unrealized loss of approximately $0.4 million representing the reduction in the fair market value of the shares on the date of the effectiveness of the registration statement, which value was $1.41 per share, and the value of the 0.5 million unsold shares as of December 31, 2007, of $0.42 per share. Because such realized and unrealized losses resulted from transactions in our own common stock, they were eliminated upon the consolidation of InfoTech and our operating results, and accordingly, they are not reflected in the consolidated financial statements. The value of our common stock held by InfoTech as of December 31, 2007, was approximately $0.6 million and these shares are reflected in the consolidated balance sheet as treasury stock.
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
Legal Fees Paid to Akin Gump Strauss Hauer & Feld LLP
During 2006, VeriChip incurred legal fees relating to its initial public offering of $0.8 million to VeriChip’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, was a member of VeriChip’s board of directors from July 2005 to March 8, 2007, and, as a result of his directorship services, as of December 31, 2007, holds fully vested options to purchase 55,556 shares of our common stock.
Share Exchange with the Former Shareholders of DSD Holding
We and the former shareholders of DSD Holding exchanged, per the terms of a share exchange agreement dated April 12, 2006, shares of our common stock for shares of DAC’s common stock that the former shareholders of DSD Holdings received in connection with a buyout agreement between the former shareholders of DSD Holding and DAC. The share exchange agreement and the buyout agreement are more fully discussed in Note 3. One of the former shareholders of DSD Holding, LANO Holdings Aps, is 100% owned by Lasse Nordfjeld, DSD Holding’s current CEO.
DSD Holding leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holding’s administrative and production operations. The lease agreement has no expiration but includes a three month termination notice that can be utilized by the owner or DSD Holding. DSD Holding leases the building from LANO Holding Aps. LANO Holding Aps is 100% owned by Lasse Nordfjeld, DSD Holding’s CEO. The rent expense was $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
23. Notes Received for Stock Issuances
During the years ended December 31, 2006 and 2005, we incurred approximately $(0.6) million and $(0.7) million, respectively, of charges related to changes in the valuation reserves and/or the foreclosure of certain notes received for stock issuances. The shares of our common stock that we had issued and that had been securing these notes, which were issued to certain of our current and former directors and officers, were restricted and such shares were retained by us upon the foreclosure of these loans. These shares were retired as of December 31, 2006.
24. Supplemental Cash Flow Information
The changes in operating assets and liabilities are as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Increase in accounts receivable and unbilled receivables	$(5,079)	$393	$(2,533)
(Increase) decrease in inventories	(1,898)	(1,987)	(1,179)
(Increase) decrease in other current assets	(19)	856	(935)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,903	4,911	(4,918)

	$907	$4,173	$(9,565)

In the years ended December 31, 2007, 2006, and 2005, we had the following non-cash investing and financing activities (in thousands):

	2007	2006	2005
Issuance of shares, warrants, and options for business acquisition	$40,574	$—	$12,652
Issuance of warrants in connection with amendment to financing	1,711	—	—
Issuance of DAC warrants in connection with financings	2,297	1,525	—
Issuance of shares for purchase of minority interest	—	907	—
Deferred offering costs	—	2,924	—
Issuance of shares under a share exchange agreement	—	973	3,500
Instantel deferred purchase price obligation	—	—	3,000
Reclassification of deferred financing costs to acquisition costs	494	—	—
Assets acquired for long-term debt and capital leases	—	606	647
25. Summarized Quarterly Data (Unaudited) (in thousands, except per share amounts)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2007
Total revenue	$32,010	$21,956	$30,171	$33,265	$117.402
Gross profit	14,893	9,055	14,034	13,101	51,083
Net loss from continuing operations attributable to common stockholders(1)	(2,212)	(6,078)	(7,557)	(14,328)	(30,175)
Net (loss) income from discontinued operations	(510)	929	(3,742)	1,478	(1,845)
Basic and diluted net loss per share from continuing operations(4)	$(0.03)	$(0.09)	$(0.11)	$(0.21)	$(0.44)
Basic and diluted net (loss) income per share from discontinued operations(4)	(0.01)	0.01	(0.05)	0.03	(0.02)

Applied Digital Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2006
Total revenue	$22,916	$20,902	$20,923	$22,688	$87,429
Gross profit	11,368	10,074	10,300	10,501	42,243
Net loss from continuing operations attributable to common stockholders(2)	(2,643)	(2,504)	(2,976)	(10,416)	(18,539)
Net loss from discontinued operations	(402)	(649)	(623)	(6,996)	(8,670)
Basic and diluted net loss per share from continuing operations(4)	$(0.04)	$(0.04)	$(0.04)	$(0.15)	$(0.27)
Basic and diluted net loss per share from discontinued operations(4)	—	(0.01)	(0.01)	(0.11)	(0.13)

(1)	The increase in the fourth quarter loss relates primarily to $4.8 million in merger expenses, $1.7 million in severance expense to our former CEO.

(2)	The increase in the fourth quarter loss, primarily relates to a $3.3 million payment due to our former CEO.

(3)	The loss from discontinued operations for the fourth quarter of 2006 includes a goodwill impairment charge of $6.6 million related to Computer Equity.

(4)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
26. Subsequent Events
Geissler Technologies Corporation
On January 14, 2008, we effected the GTC Merger. Under the terms of the GTC Merger Agreement, upon the closing of the GTC Merger, we were required to pay $6.0 million and an additional $0.2 million to the Holders either in cash, in shares of our common stock, or the common stock of VeriChip, that we own, or any combination thereof. Thus, on January 14, 2008, we issued 10.6 million shares of our common stock valued at an aggregate of $6.2 million to the Holders. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may also be paid in cash, in shares of our common stock or VeriChip common stock that we own, or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We were required to register for resale with the SEC the shares of our common stock issued and that may be issued to the Holders.
In connection with the GTC Merger, Kallina Corporation and certain of its affiliates (“Kallina,” and together with its affiliates, the “Lenders”), required that GT Acquisition Sub, Inc., as the surviving company of the Merger, enter into Joinder Agreements with the Lenders. One of the Joinder Agreements provided that we pledge the stock of GT Acquisition Sub, Inc. to Kallina and join GT Acquisition Sub, Inc. as a party to the Security Agreement and IP Security Agreement, each dated August 31, 2007, entered into between DAC, certain of its subsidiaries and Kallina. The other Joinder Agreement provided that GT Acquisition Sub, Inc. become a guarantor under the Subsidiary Guaranty, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders and that the Stock Pledge Agreement, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders be amended to include the stock of GT Acquisition Sub, Inc.

FINANCIAL STATEMENT SCHEDULE
Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	beginning of	cost and		Balance at end
Description	period	expenses	Deductions	of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:

Accounts receivable:
2007 Allowance for doubtful accounts	$483	194	253	$424
2006 Allowance for doubtful accounts	750	27	294	483
2005 Allowance for doubtful accounts	687	126	63	750

Inventory:
2007 Allowance for excess and obsolescence	$1,176	1,272	632	$1,816
2006 Allowance for excess and obsolescence	2,097	69	990	1,176
2005 Allowance for excess and obsolescence	1,915	846	664	2,097

Notes receivable:
2007 Allowance for doubtful accounts	$3,663	—	3,663	$—
2006 Allowance for doubtful accounts	3,663	—	—	3,663
2005 Allowance for doubtful accounts	3,663	—	—	3,663

Deferred Taxes:
2007 Valuation reserve	$109,223	10,566	—	$119,789
2006 Valuation reserve	99,008	10,215	—	109,223
2005 Valuation reserve	89,358	9,650	—	99,008

Exhibit Index

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated February 28, 2005, among Digital Angel Corporation and all the shareholders of DSD Holding A/S (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

2.2	Acquisition Agreement and Plan of Arrangement effective on January 26, 2005 between Applied Digital Solutions, Inc. and eXI Wireless, Inc. (incorporated herein by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)

2.3	Share Purchase Agreement among Instantel, Inc., Instantel Holding Company s.ar.l., Perceptis, L.P., VeriChip Inc. and solely for the purposes of Section 1.4 of the Agreement, Applied Digital Solutions, Inc. and VeriChip Corporation dated as of June 10, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

2.4	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

2.5	Asset Sale and Purchase Agreement dated December 14, 2006, between Signature Industries Limited and McMurdo Limited (incorporated by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

2.6	Reincorporation Agreement and Plan of Merger dated as of March 30, 2007 between Applied Digital Solutions, Inc., a Missouri corporation, and Applied Digital Solutions, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 25, 2007)

2.7	Agreement and Plan of Reorganization dated as of August 8, 2007 among Digital Angel Corporation, Applied Digital Solutions, Inc., and Digital Angel Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2007)

2.8	Amendment No. 1 to Agreement and Plan of Reorganization dated as of December 4, 2007 among Digital Angel Corporation, Applied Digital Solutions, Inc., and Digital Angel Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2007)

2.9	Agreement and Plan of Merger dated January 14, 2008 among Applied Digital Solutions, Inc., GT Acquisition Sub, Inc., Geissler Technologies Corporation and the individuals named therein (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

3.1	Certificate of Elimination to Certificate of Designations filed with the Secretary of State of Missouri on April 5, 2007 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)

3.2	Certificate of Incorporation of Applied Digital Solutions, Inc. filed with the Secretary of State of Delaware on March 7, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 25, 2007)

Exhibit
Number	Description
3.3	Amended and Restated Bylaws of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

10.1	1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-11294) filed with the Commission on December 2, 1999)*

10.2	Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 3, 2004)*

10.3	Thermo Life Energy Corp. 2003 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.77 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.4	Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)*

10.5	InfoTech USA, Inc. (formerly SysComm International Corporation) 2001 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.82 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.6	Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)*

10.7	Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)*

10.8	Thermo Life Energy Corp. 2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)*

10.9	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.103 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.10	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.104 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.11	Form of Letter of Offer of Employment (incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123 filed with the Commission on December 10, 2004)*

10.12	Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123) filed with the Commission on December 10, 2004)*

10.13	Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123) filed with the Commission on December 10, 2004)*

Exhibit
Number	Description
10.14	Incentive and Recognition Policy dated March 10, 2006 (incorporated herein by reference to Exhibit 10.106 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)*

10.15	Executive Change in Control Plan dated May 8, 2004 (incorporated herein by reference to Exhibit 10.75 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.16	Employment Agreement dated February 28, 2005 between Digital Angel Corporation and Lasse Nordfjeld (incorporated herein by reference to Exhibit 10.76 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.17	Management Incentive Plan Outline for Digital Angel Corporation (incorporated herein by reference to Exhibit 10.79 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.18	Form of Digital Angel Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.81 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005)*

10.19	Digital Angel Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)*

10.20	Applied Digital Solutions, Inc. Employment and Non-Compete Agreement between Applied Digital Solutions, Inc. and Michael E. Krawitz, dated December 6, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006)*

10.21	Agreement between Applied Digital Solutions, Inc. and Scott R. Silverman, dated December 5, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2006)*

10.22	VeriChip Corporation Executive Management Change in Control Plan dated March 2, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2007)*

10.23	Compensation and Change of Control Agreement between Digital Angel Corporation and Thomas J. Hoyer dated December 18, 2006 (incorporated by reference to Exhibit 10.107 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.24	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan
(incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.25	Letter Agreement dated March 14, 2007 between Applied Digital Solutions, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.111 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)*

10.26	Incentive and Recognition Policy dated April 2, 2007 (incorporated by reference to Exhibit 10.112 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)*

10.27	2007 VeriChip Corporation Executive Management Incentive Plan (incorporated by reference to Exhibit 10.113 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)*

Exhibit
Number	Description
10.28	VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2007)*

10.29	Letter Agreement dated August 6, 2007 between Digital Angel Corporation and Kevin N. McGrath (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)*

10.30	Employment Agreement effective as of January 1, 2008 between Applied Digital Solutions, Inc. and Joseph J. Grillo (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2008)*

10.31	Employment Letter Agreement dated January 15, 2008 between Digital Angel Corporation and Randolph K. Geissler (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)*

10.32	Consulting Agreement dated August 8, 2007 between Randolph K. Geissler and VeriChip Corporation (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)*

10.33	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)*

10.34	Blanket Purchase Agreement between United States Department of Agriculture and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.55 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.35	Order For Supplies and Services between Government Telecommunications, Inc. and the General Services Administration dated June 18, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.36	Form of Series B Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.37	Form of Series D Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.38	Consulting Services Agreement between Applied Digital Solutions, Inc. and Ovations International dated December 24, 2002 (incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-121123) filed with the Commission on December 10, 2004)

10.39	Stock Purchase Agreement dated February 25, 2005, between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

10.40	Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., Applied Digital Solutions, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.83 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2006)

Exhibit
Number	Description
10.41	Patient Security Systems Capital Equipment Supplier Agreement between Novation, LLC and eXI Wireless Systems, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2005)

10.42	Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.43	Settlement and Mutual General Release of Claims Agreement dated as of June 29, 2005 among Pacific Decision Sciences Corporation, Applied Digital Solutions, Inc., Anne Tahim, an Accountancy Corporation, and Anne Tahim, individually (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2005)

10.44	Amended and Restated Transition Services Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.58 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.45	Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.46	Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.47	Letter of Support Issued to Danske Bank A/SM (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.48	Third Amendment to Loan Documents dated June 23, 2006 between Applied Digital Solutions, Inc. and InfoTech USA, Inc (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.49	Sales Plan between Scott R. Silverman and Goldman, Sachs & Co. dated July 14, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2006)

10.50	License & Development Works Agreement — Statement of Work # 4906FL0029 between Pacific Decision Sciences Corporation and International Business Machines Corporation effective May 1, 2006 (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.51	License & Development Works Agreement — Statement of Work # 4906FL0032 between Pacific Decision Sciences Corporation and International Business Machines Corporation effective May 1, 2006 (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.52	Licensed and Developed Works Agreement between Pacific Decision Sciences Corporation and International Business Machines Corporation dated as of April 1, 1999 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

Exhibit
Number	Description
10.53	Amended and Restated Supply, License and Development Agreement dated December 28, 2005 between Digital Angel Corporation and VeriChip Corporation (portions of this agreement have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2006)

10.54	First Amendment to Amended and Restated Supply, License and Development Agreement dated May 9, 2007 between Digital Angel Corporation and VeriChip Corporation (incorporated by reference to Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2007)

10.55	Letter Agreement executed by Digital Angel Corporation dated February 29, 2008 in favor of LV Administrative Services, Inc. regarding the Amended and Restated Supply, License and Development Agreement dated December 28, 2005 between Digital Angel Corporation and VeriChip Corporation (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.56	Securities Purchase Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.57	Secured Term Note between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.58	Letter Agreement regarding Amendment of $13,500,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.59	Master Security Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.60	Stock Pledge Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.61	Common Stock Purchase Warrant between Applied Digital Solutions, Inc. Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.62	Registration Rights Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.63	Funds Escrow Agreement among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd. and Loeb & Loeb LLP, dated August 24, 2006 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.64	Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

Exhibit
Number	Description
10.65	First Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.66	Second Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2007)

10.67	Third Amendment to Commercial Loan Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.68	Fourth Amendment to Commercial Loan Agreement and Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 13, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.69	Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated December 27, 2005 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2006)

10.70	First Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated October 6, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 11, 2006)

10.71	Second Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated January 19, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 24, 2007)

10.72	Third Amendment to Security Agreement between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.73	Third Amended and Restated Revolving Line of Credit Note Working Capital between Applied Digital Solutions, Inc. and VeriChip Corporation dated February 8, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.74	Amendment to Third Amended and Restated Revolving Line of Credit Note dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.75	Fifth Amendment and Waiver, dated as of November 16, 2006, among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2006)

10.76	Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.77	Amendment No. 4 to Securities Purchase Agreement dated May 7, 2007 between Digital Angel Corporation and Imperium Master Fund, Ltd. (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2007)

Exhibit
Number	Description
10.78	Amendment No. 5 to Securities Purchase Agreement dated as of June 28, 2007 among Digital Angel Corporation, Imperium Master Fund, Ltd. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)

10.79	Amendment No. 6 to Securities Purchase Agreement dated as of August 24, 2007 between Digital Angel Corporation and Imperium Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 30, 2007)

10.80	10.25% Senior Secured Debenture payable to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.81	Warrant to Purchase Common Stock issued to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.82	Form of Warrant to Purchase Common Stock of Digital Angel Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)

10.83	Securities Agreement between Digital Angel Corporation, Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC, Imperium Advisers, LLC and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.84	Subsidiary Guarantee between Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC and Imperium Advisers, LLC dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.85	Registration Rights Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.86	Amendment No. 2 to Registration Rights Agreement dated as of June 28, 2007 between Digital Angel Corporation and Imperium Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)

10.87	Underwriting Agreement among Merriman Curhan Ford & Co., C.E. Unterberg, Towbin, LLC and Kaufman Bros., L.P., as the representatives of the underwriters, VeriChip Corporation and Applied Digital Solutions, Inc. dated February 9, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 14, 2007)

10.88	Trademark Assignment Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.105 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.89	2006 Tax Allocation Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (incorporated by reference to Exhibit 10.106 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

Exhibit
Number	Description
10.90	Credit Facility Agreement dated March 15, 2006 between VeriChip Holdings Inc. and Royal Bank of Canada (incorporated by reference to Exhibit 10.108 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.91	General Security Agreement dated March 27, 2006 between Royal Bank of Canada and VeriChip Holdings Inc. (incorporated by reference to Exhibit 10.109 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.92	Stock Purchase Agreement dated May 7, 2007 between Digital Angel Corporation and Newcomb Communications, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2007)

10.93	Satisfaction of Loan Agreement dated May 15, 2007 between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2007)

10.94	Letter Agreement regarding Consent to Satisfaction of Loan to Applied Digital Solutions, Inc., dated May 14, 2007, among Wells Fargo Bank, National Association, InfoTech USA, Inc., a New Jersey corporation, InfoTech USA, Inc., a Delaware corporation, and Information Technology Services, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2007)

10.95	Omnibus Amendment and Waiver dated as of October 31, 2007 among Applied Digital Solutions, Inc., VeriChip Corporation, Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.96**	Omnibus Amendment Agreement dated February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited

10.97	Common Stock Purchase Warrant in favor of PSource Structured Debt Limited dated October 31, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.98	Common Stock Purchase Warrant in favor of Valens Offshore SPV I, Ltd. dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.99**	Amendment to Common Stock Purchase Warrant between Applied Digital Solutions, Inc. and Valens Offshore SPV I, Ltd. dated February 29, 2008

10.100	Common Stock Purchase Warrant in favor of Valens U.S. SPV I, LLC dated October 31, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.101	Securities Purchase Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.102	Secured Term Note dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

Exhibit
Number	Description
10.103	Letter Agreement regarding Amendment of $7,000,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.104	Master Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.105	Stock Pledge Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Computer Equity Corporation, Digital Angel Corporation and Digital Angel Technology Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.106	Intellectual Property Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.107	Intercreditor Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.108	Guaranty by Applied Digital Solutions, Inc. in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.109	Amendment and Partial Assignment of Loans, Liens and Documents dated August 31, 2007 among Kallina Corporation, Valens U.S. SPV I, LLC, and certain other parties named therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.110	Amendment and Partial Assignment of Loans, Liens and Documents dated August 31, 2007 among Kallina Corporation, Valens Offshore SPV II, Corp., and certain other parties named therein (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.111	Amendment to Warrant dated August 31, 2007 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.112**	Second Amendment to Common Stock Purchase Warrant dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and PSource Structured Debt Limited

10.113	Intellectual Property Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.114	Registration Rights Agreement dated August 31, 2007 between Kallina Corporation and VeriChip Corporation (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

Exhibit
Number	Description
10.115	Secured Term Note dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International in favor of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.116	Digital Angel Corporation Security Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.117	Subordination Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.118	Secured Revolving Note dated August 31, 2007 among Digital Angel Corporation Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Digital Angel International in favor of Kallina Corporation (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.119	Security Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., Digital Angel International, and Kallina Corporation (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.120	Stock Pledge Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation and Kallina Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.121	Intellectual Property Security Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Kallina Corporation (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.122	Registration Rights Agreement dated August 31, 2007 between Digital Angel Corporation and Kallina Corporation (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.123	Common Stock Purchase Warrant in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.124	Subsidiary Guaranty by Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Digital Angel International in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.125	Settlement Agreement and General Release dated September 28, 2007 among Hark M. Vasa, H&K Vasa 1999 Family Limited Partnership, H&K Vasa 2000 Family Limited Partnership, Applied Digital Solutions, Inc. and Pacific Decision Sciences Corporation (f/k/a PDS Acquisition Corporation) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007)

Exhibit
Number	Description
10.126	Confidential Settlement Agreement and Release dated December 19, 2007 among Verizon Federal Inc., Government Telecommunications, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.127	Guaranty by Applied Digital Solutions, Inc. in favor of Verizon Federal Inc. dated December 19, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.128	Subordination Agreement dated December 19, 2007 among Verizon Federal Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.129	Letter Agreement dated December 20, 2007 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.130	Joinder Agreement dated January 14, 2008 between GT Acquisition Sub, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.131	Joinder Agreement dated January 14, 2008 among GT Acquisition Sub, Inc., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.132	Securities Purchase Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.133	Secured Term Note dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.134	Master Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.135	Stock Pledge Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.136	Intellectual Property Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.137	Letter Agreement dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.138	Letter Agreement executed by Digital Angel Corporation dated as of February 29, 2008 in favor of LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

Exhibit
Number	Description
10.139	Subordination Agreement dated as of February 29, 2008 among Applied Digital Solutions, Inc., VeriChip Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.140	Amendment of Warrants and Conditional Consent to Asset Sales effective as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.141**	Amendment to Replacement Common Stock Purchase Warrant dated as of February 29, 2008 between Applied Digital Solutions, Inc. and Kallina Corporation

21.1**	List of Subsidiaries of Applied Digital Solutions, Inc.

23.1**	Consent of Eisner LLP

31.1**	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2**	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Management contract or compensatory plan.
**	- Filed herewith.