Form 10-Q
period 2008-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2008-05-12
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26020

APPLIED DIGITAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1690 South Congress Avenue, Suite 201, Delray Beach, Florida	33445
(Address of Principal Executive Offices)	(Zip Code)
(561) 276-0477
Registrant’s Telephone Number, Including Area Code

(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as or the latest practicable date:

Class	Outstanding at May 7, 2008
Common Stock, $.01 par value per share	118,701,222 shares

APPLIED DIGITAL SOLUTIONS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	Historical	Historical	Pro Forma(1)
	March 31,	December 31,	December 31,
	2008	2007	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,336	$9,443	$2,222
Restricted cash	34	90	90
Accounts receivable, net of allowance for doubtful accounts of $190 and $279 at March 31, 2008 and December 31, 2007, respectively	15,404	21,581	16,143
Note receivable from VeriChip Corporation	—	—	2,167
Due from affiliates	73	—	246
Inventories	14,415	15,840	14,192
Deferred taxes	180	394	180
Other current assets	2,058	3,537	2,236
Current assets of discontinued operations	3,212	7,682	5,584

Total current assets	37,712	58,567	43,060

Property and equipment, net	12,025	12,966	12,014
Goodwill	47,013	55,023	39,247
Intangible assets, net	21,782	38,925	22,173
Note receivable from VeriChip Corporation	7,595	—	10,752
Other assets, net	3,501	3,960	3,960
Other assets of discontinued operations	2,196	2,249	2,243
Investment in affiliates — continuing operations	10,964	—	12,293
Investment in affiliates — discontinued operations	528	—	477

Total Assets	$143,316	$171,690	$146,219

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$9,208	$15,746	$14,231
Accounts payable	14,433	15,762	13,907
Advances from factor	2,681	1,992	1,992
Accrued expenses	8,926	13,697	9,839
Deferred revenue	482	1,110	804
Current liabilities of discontinued operations	4,629	6,332	5,361

Total current liabilities	40,359	54,639	46,134

Long-term debt and notes payable	16,011	17,217	17,217
Deferred taxes	7,304	10,090	6,282
Other liabilities	4,101	2,752	2,751
Other liabilities of discontinued operations	1,546	2,632	2,632

Total Liabilities	69,321	32,691	75,016

Commitments and contingencies:
Minority interest, continuing operations	259	12,811	208
Minority interest, discontinued operations		554

Stockholders’ Equity
Preferred shares ($10 par value; shares authorized, 5,000, special voting; shares issued, nil)	—	—	—
Common shares ($0.01 par value; shares authorized, 165,000; shares issued, 118,145 and 105,082; shares outstanding, 118,045 and 104,528)	1,181	1,051	1,051
Additional paid-in capital	579,437	572,645	572,645
Accumulated deficit	(505,482)	(500,706)	(500,706)
Accumulated other comprehensive income — foreign currency translation	377	428	428

Subtotal	75,513	73,418	73,418
Treasury stock (carried at cost, 100 and 554 shares)	(1,777)	(2,423)	(2,423)

Total Stockholders’ Equity	73,736	70,995	70,995

Total Liabilities and Stockholders’ Equity	$143,316	$171,690	$146,219

See Notes to Condensed Consolidated Financial Statements.

(1)	See Note 1.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

			Pro Forma(1)
	For the Three-Months		Three-Months
	Ended March 31,		Ended March 31,
	2008	2007	2007

Revenue	$22,426	$22,671	$15,298

Cost of sales	14,127	13,163	9,654

Gross profit	8,299	9,508	5,644

Selling, general and administrative expenses	9,090	14,474	9,075
Research and development expenses	795	2,624	1,218
Severance and separation costs	461	—	—

Operating loss	(2,047)	(7,590)	(4,649)

Interest and other income	405	1,005	1,323
Interest expense	(2,687)	(954)	(945)
Equity in loss and capital transactions of affiliate	(1,329)	—	(2,137)

Loss from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(5,658)	(7,539)	(6,408)

Benefit (provision) for income taxes	19	(69)	(25)

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(5,639)	(7,608)	(6,433)

Minority interest	(49)	2,044	1,532
Net gain on capital transactions of subsidiary	—	5,354	—
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(4,821)	(130)

Loss from continuing operations	(5,688)	(5,031)	(5,031)

Income (loss) from discontinued operations, net of income taxes of $0	912	(118)	(118)

Net loss	$(4,776)	$(5,149)	$(5,149)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.05)	$(0.07)	$(0.07)
Income (loss) from discontinued operations	0.01	(0.01)	(0.01)

Net loss	$(0.04)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding — basic and diluted	114,392	67,139	67,139
See Notes to Condensed Consolidated Financial Statements.

(1)	See Note 1.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three-Months Ended March 31, 2008
(in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2007	105,082	$1,051	$572,645	$(500,706)	$428	$(2,423)	$70,995

Net loss	—	—	—	(4,776)	—	—	(4,776)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(51)	—	(51)

Total comprehensive loss				(4,776)	(51)		(4,827)

Acquisition of Geissler Technologies Corporation	10,978	110	6,236	—	—	—	6,346
Purchase price to be settled in shares of common stock	—	—	379	—	—	—	379
Issuance of common stock for services	1,429	14	113	—	—	—	127
Issuance of common stock for financing	230	2	202	—	—	—	204
Issuance of restricted stock and stock options for services	250	2	62	—	—	—	64
Issuance of shares in connection with the settlement of warrants	176	2	(2)	—	—	—	—
Re-pricing of common stock warrants	—	—	468	—	—	—	468
Stock issuance costs	—	—	(20)	—	—	—	(20)
Treasury shares issued to affiliate	—	—	(646)	—	—	646	—

Balance, March 31, 2008	118,145	$1,181	$579,437	$(505,482)	$377	$(1,777)	$73,736

See Notes to Condensed Consolidated Financial Statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Historical		Pro Forma(1)
	For the Three-Months		Three-Months
	Ended March 31,		Ended March 31,
	2008	2007	2007
Cash Flows From Operating Activities
Net loss	$(4,776)	$(5,149)	$(5,149)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(912)	118	118
Equity compensation and other administrative expenses	392	970	303
Depreciation and amortization	1,195	1,132	507
Amortization of debt discount and financing costs	1,692	266	266
Allowance for doubtful accounts	89	115	117
Allowance for inventory excess and obsolescence	243	295	185
Accrued interest income	—	—	(379)
Reduction of derivative warranty	—	(400)	(400)
Equity in loss of affiliate	1,329	—	2,137
Gain on capital transactions of subsidiary	—	(5,354)	—
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	4,821	130
Minority interest in net income (loss) of subsidiaries	49	(2,044)	(1,532)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	55	(55)	(55)
Decrease in accounts receivable	479	3,257	3,549
Increase in inventories	(389)	(397)	(644)
(Increase) decrease in other current assets	(465)	401	462
Increase (decrease) in accounts payable, accrued expenses and other short term and long term liabilities	1,149	(354)	688
Net cash provided by discontinued operations	1,587	355	355

Net Cash Provided by (Used in) Operating Activities	1,717	(2,023)	658

Cash Flows From Investing Activities
Decrease in notes receivable	—	28	28
(Increase) decrease in other assets	(18)	27	56
Payments for costs of business acquisition	(232)	—	—
Payments on notes receivable from VeriChip	5,324	—	3,500
Investment in VeriChip	—	—	(1,293)
Payments for property and equipment	(359)	(624)	(503)
Net cash provided by (used in) discontinued operations	17	(168)	(168)

Net Cash Provided by (Used in) Investing Activities	4,732	(737)	1,620

Cash Flows From Financing Activities
Net amounts (paid) borrowed on notes payable	(138)	458	16
Proceeds from long term debt	11,108	6,000	6,000
Payment of debt	(17,256)	(637)	(637)
Net proceeds from VeriChip Corporations IPO	—	15,753	—
Other financing costs	—	(625)	(625)
Payment of dividend to subsidiaries’ minority shareholder	(35)	(52)	(52)
Issuance of common shares and warrants	—	15	15
Stock issuance costs	(20)	(7)	(7)
Net cash used in discontinued operations	—	(5)	(5)

Net Cash (Used in) Provided by Financing Activities	(6,341)	20,900	4,705

Net Increase In Cash and Cash Equivalents	108	18,140	6,983

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	—	—

Cash and Cash Equivalents — Beginning of Period	2,222	7,068	6,071

Cash and Cash Equivalents — End of Period	$2,336	$25,208	$13,054

See Notes to Condensed Consolidated Financial Statements.

(1)	See Note 1.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
Applied Digital Solutions, Inc., a Delaware corporation doing business as Digital Angel, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develop innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications. When we refer to DAC, we are referring to our wholly-owned subsidiary, Digital Angel Corporation, which formerly traded on the American Stock Exchange. We acquired the minority owners’ interest in DAC effective December 28, 2007.
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long-lived assets and intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and the determination of whether any impairment is to be recognized on long-lived and intangible assets, among others.
Currently, we operate in two business segments; Animal Identification (formerly Animal Applications) and Emergency Identification (formerly GPS and Radio Communications). During the three-months ended March 31, 2007, we operated in four business segments: Animal Identification, Emergency Identification, Healthcare and Security and Industrial. Our Healthcare and Security and Industrial segments comprised the operations of VeriChip Corporation (“VeriChip”). During the three-months ended March 31, 2008, our ownership interest in VeriChip fell below 50% and, therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip under the equity method of accounting, as more fully discussed below. See Note 6 for further discussion on our segments.
The equity method of accounting is used for investments in affiliated companies, which we do not control and in which our interest is generally between 20% and 50% and we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip, which is included in the results from continuing operations, and IFTH Acquisition Corp., formerly known as InfoTech USA, Inc. (“InfoTech”), which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, as of March 31, 2008, we owned approximately 48.7% and 49.9% of VeriChip and InfoTech, respectively. Therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. Prior period financial statements have been presented on a historical basis, and accordingly, include the results of operations of VeriChip and InfoTech under the consolidation method. For comparative purposes, we have presented a pro forma balance sheet as of December 31, 2007 and pro forma statements of operations and cash flows for the three-months ended March 31, 2007 as if VeriChip and InfoTech had been accounted for under the equity method of accounting for those periods. These pro forma statements are included on the accompanying condensed consolidated financial statements and are labeled “Pro Forma”.
Discontinued Operations
During the three-months ended March 31, 2008, we made a decision to sell our wholly-owned subsidiaries, Pacific Decision Sciences Corporation (“PDSC”) and Thermo Life Energy Corp (“Thermo Life”). This decision was made as part of management’s strategy to streamline its operations to focus more of its efforts on the RFID and GPS and radio communication markets. During the quarter ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity Corporation (“Computer Equity”) and Perimeter Acquisition Corp. (“Perimeter”). In addition, on July 2, 2007, DAC sold its subsidiary, OuterLink Corporation (“OuterLink”). During the three-months ended June 30, 2007, we made a decision to sell our then majority-owned subsidiary, InfoTech. As a result, PDSC, Thermo Life, OuterLink, Computer Equity, Perimeter and InfoTech are now classified as discontinued operations for all periods presented in this report. Discontinued operations are more fully discussed in Note 13.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Basis of Presentation (continued)
Revenue Recognition for Geissler Technology Corporation
Effective January 14, 2008, we acquired Geissler Technology Corporation (“GTC”). Consistent with our existing policy, GTC’s revenue is recognized at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Costs of products sold are recorded as the related revenue is recognized. Other revenue is recognized at the time services or goods are provided.
Recent Events
2008 Equity Swap Program
On March 11, 2008, the compensation committee of our board of directors approved an Equity Swap Program for 2008 (the “Equity Swap Program”), which provides that employees earning an annual base salary of over $100,000 may elect to receive their 2007 bonus or 2008 salary, or both, in shares of our common stock, less customary withholdings, which is paid in a lump sum at the current market value of the stock. An election to exchange 10%, 20% or 30% of base salary for shares of our common stock allows the employee to receive a 20%, 25% and 30% premium, respectively, on the amount exchanged. In addition, employees can commit to hold the common stock for a period between six to twelve months, which would allow employees to receive an additional premium of 1% for every month the stock is held compounded on the gross amount to be issued as a result of the Equity Swap Program. Employees who sell the stock within the first thirty days after issuance receive 100% price protection. Employees who elect to participate in the Equity Swap Program must sign a repayment agreement that contemplates any form of termination or resignation during 2008.
Per the terms of the Equity Swap Program, several employees elected to receive certain portions of their salaries for the remainder of 2008 and/or their 2007 bonus, after customary withholdings, in unrestricted shares of our common stock. The calculations were based on the closing price of a share of our common stock on the date of the share issuance. In March 2008, we issued 1.1 million shares in accordance with the program.
2. Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted FAS 157 on January 1, 2008, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115 (“FAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We have not elected the option to report our financial assets and liabilities at fair value.
In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF
07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. We prospectively adopted EITF 07-3 on January 1, 2008, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Impact of Recently Issued Accounting Standards (continued)
In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FAS 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FAS 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes SFAS No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is our first quarter of fiscal year 2009. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Inventories
Inventories consist of the following:

	Historical	Historical	Pro Forma (1)
	March 31,	December 31,	December 31,
	2008	2007	2007
	(in thousands)
Raw materials	$12,074	$12,819	$11,408
Work in process	983	1,640	1,128
Finished goods	2,826	3,198	2,881

	15,883	17,657	15,417
Less: Allowance for excess and obsolescence	(1,468)	(1,817)	(1,225)

Total inventory	$14,415	$15,840	$14,192

We had $9.8 million of our inventory at non-domestic locations at both March 31, 2008 and December 31, 2007.
4. (Loss) Income Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended
	March 31,
	2008	2007
Numerator for basic and diluted (loss) income per share:
Net loss from continuing operations	$(5,688)	$(5,031)
Net income (loss) from discontinued operations	912	(118)

Net loss attributable to common stockholders	$(4,776)	$(5,149)

Denominator for basic and diluted (loss) income per share:
Basic and diluted weighted-average shares outstanding (2)	114,392	67,139

(Loss) income per share — basic and diluted
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	0.01	(0.01)

Total — basic and diluted	$(0.04)	$(0.08)

(1)	Pro forma (loss) income per share is not presented here as our historical (loss) income per share for the three-months ended March 31, 2007 does not differ from our pro forma (loss) income per share as presented on our condensed consolidated statement of operations.

(2)	The following stock options and warrants outstanding as of March 31, 2008 and March 31, 2007 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	March 31,	March 31,
	2008	2007

Stock options(3)	20,247	5,996
Warrants	9,302	4,662
Restricted stock	—	50

Total	29,549	10,708

(3)	The increase in the number of outstanding options is primarily related to the acquisition of the minority interest in DAC as discussed in Note 7.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three-months ended March 31, 2008, we amended certain terms of three of our existing financing agreements as follows:
$13.5 Million Secured, Non-Convertible Term Note
On August 24, 2006, we entered into a $13.7 million secured, non-convertible term note (the “2006 Note”) with Laurus Master Fund Ltd. (“Laurus”), in the original principal amount of $13.5 million. The 2006 Note, as amended on October 31, 2007, accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of February 1, 2010. The 2006 Note allows for optional redemption without a prepayment penalty. We were obligated to make monthly principal payments of $200,000 from November 1, 2007 to August 1, 2008 and $250,000 beginning on September 1, 2008 to the maturity date. On February 29, 2008, in connection with a financing between VeriChip and Kallina Corporation (“Kallina”), an affiliate of Laurus, we entered into a letter agreement with Laurus, which further amended the 2006 Note. Per the terms of the letter agreement, we agreed to make a prepayment in the amount of $1.9 million, and as a result, we will not be required to make a principal payment under the 2006 Note until October 1, 2008 at which time we will be required to make a principal payment of $21,833 and to make principal payments each month thereafter in the amount of $273,532. We used a portion of the proceeds from a prepayment that VeriChip made on its loan to us on February 29, 2008, which is more fully discussed in Note 15, to make the prepayment on the 2006 Note.
$7.0 Million Secured, Non-Convertible Term Note
On August 31, 2007, we entered into a $7.0 million secured, non-convertible term note (the“2007 Note”) with Kallina. The 2007 Note, as amended on October 31, 2007, accrues interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0% (11.0% as of March 31, 2008), called for monthly principal payments of $0.2 million beginning on March 1, 2008 and matures on February 1, 2010. The 2007 Note allows for optional redemption without a prepayment penalty. On February 29, 2008, in connection with a financing between VeriChip and Kallina, we entered into a letter agreement with Kallina, which further amended the 2007 Note. Per the terms of the letter agreement, we agreed to make a prepayment in the amount of $1.1 million, and as a result, we will not be required to make a payment under the 2007 Note until October 1, 2008, at which time we will required to make a principal payment of $11,452 and to make principal payments each month thereafter in the amount of $143,134. We used a portion of the proceeds from a prepayment that VeriChip made on its loan to us on February 29, 2008, which is more fully discussed in Note 15, to make the prepayment on the 2007 Note.
In connection with the February 29, 2008 letter agreement amending the 2006 Note and the 2007 Note, we issued to Valens Offshore SPV II, Corp. (the “VeriChip Lender”) an affiliate of Laurus and Kallina, 230,000 shares of our common stock valued at approximately $0.2 million. The value of the common stock has been recorded as interest expense in the three-months ended March 31, 2008. In addition, as a result of the prepayment of the 2006 Note and the 2007 Note, during the three-months ended March 31, 2008, we amortized approximately $0.6 million of debt issue costs and original debt issue discount associated with these notes. This amortization is reflected as additional interest expense in the three-months ended March 31, 2008.
Amendments of Warrants and Conditional Consent to Asset Sales
We entered into an Amendment of Warrants and Conditional Consent to Asset Sales, dated February 29, 2008, among us, Laurus and Kallina pursuant to which Laurus and Kallina provided a conditional consent to the sale of the capital stock of certain of our wholly-owned subsidiaries, as is required under the Securities Purchase Agreement, dated August 24, 2006, among us and Laurus and the Securities Purchase Agreement, dated August 31, 2007, among us and Kallina. The consent is conditioned on us obtaining Laurus’ and Kallina’s approval of the terms of each proposed sale, that the purchase price be paid in cash, and that no event of default shall have occurred and be continuing under the 2006 Note and the 2007 Note. In addition, all net proceeds in excess of $1.5 million generated from the sale of the capital stock of certain of the our wholly-owned subsidiaries must be used to repay the 2006 Note and the 2007 Note. As consideration for the amendment, we agreed to reduce the exercise price applicable to three warrants previously issued to Laurus and Kallina to $0.70 per share. The three warrants are collectively exercisable for a total of 4.3 million shares of our common stock. As a result of re-pricing the warrants, we recorded additional interest expense of approximately $0.5 million in the three-months ended March 31, 2008.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
RBS Invoice Discounting Agreement
Our majority-owned subsidiary, Signature Industries Limited (“Signature”) has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. In February 2008, the RBS Invoice Discounting Agreement was amended to increase the outstanding balance limit from £2.0 million to £2.5 million, subject to restrictions on the use of proceeds. Under the RBS Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.5 million (approximately $5.0 million at March 31, 2008) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (6.75% at March 31, 2008). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,700) per month. Discounting charges of $53,000 and $24,000 are included in interest expense for the three-months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, £1.4 million (approximately $2.7 million) was outstanding and £1.2 million (approximately $2.4 million) was available under the RBS Invoice Discounting Agreement.
Nordisk Factoring Agreement
In March 2008, our wholly-owned subsidiary, Daploma International A/S (“Daploma”), entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Daploma’s eligible receivables, not to exceed a balance of DKK $6.0 million ($1.3 million at March 31, 2008) at any given time. As security, Daploma assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Daploma pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $7,200) per year. As of March 31, 2008, Daploma had not assigned any receivables to Nordisk and approximately DKK 0.9 million (approximately $0.2 million) was available under the agreement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources from Continuing Operations,” which are presented below, for a discussion of the availability under our credit facilities.
6. Segment Information
Currently, we operate in two business segments: Animal Identification and Emergency Identification.
Animal Identification
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, horse, livestock fish and wildlife industries.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)
Emergency Identification
Our Emergency Identification segment’s proprietary products provide animal identification and emergency location, of aircraft, people and maritime vessels. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBE™ and McMurdo™ brands, which serve military and commercial markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets under the brand name MOB (“man overboard”) Guardian; and

•	alarm sounders for industrial use and other electronic components.
As more fully discussed in Note 1, during the three-months ended March 31, 2007, we operated in two additional segments, Healthcare and Security and Industrial. These segments comprised the operations of VeriChip, which beginning in the three-months ended March 31, 2008, is accounted for under the equity method of accounting. Therefore, the selected data shown below does not include the Healthcare and Security and Industrial segment data for the three-months ended March 31, 2008. The Healthcare and Security Industrial segments are more fully described in Note 21 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” as of March 31, 2008, are approximately $3.3 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that $2.6 million of these net liabilities will be reversed during 2008, as they will no longer be considered our legal obligations.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K except that inter-segment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment income as presented below.

				Security		Total From
	Animal	Emergency		and	Corporate/	Continuing
As of and For the Three-Months Ended March 31,	Identification	Identification	Healthcare	Industrial	Eliminations	Operations
	(in thousands)
2008
Revenue	$11,743	$10,683	$—	$—	$—	$22,426
Operating (loss) income	(614)	562	—	—	(1,995)	(2,047)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiary	(1,373)	518	—	—	(4,803)	(5,658)

Total assets from continuing operations	$86,880	$24,509	$—	$—	$25,992	$137,381

2007
Revenue	$10,260	$5,038	$5,310	$2,063	$—	$22,671
Operating loss	(2,629)	(459)	(2,350)	(593)	(1,559)	(7,590)
Loss from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(2,459)	(484)	(2,517)	(752)	(1,396)	(7,608)

Total assets from continuing operations	$85,490	$9,223	$44,697	$11,117	$(5,306)	$145,221
7. Acquisitions
Acquisition of Geissler Technologies Corporation
On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Merger Agreement”) with GT Acquisition Sub, Inc. (our wholly-owned subsidiary), GTC, Donald R. Brattain, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler, pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned our ownership of GT Acquisition Sub, Inc. to DAC, such that GT Acquisition Sub, Inc. became a wholly-owned subsidiary of DAC. We refer to Brattain & Associates, LLC, the limited liability company under which Donald R. Brattain held shares of GTC, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler collectively as the Holders.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
Under the terms of the GTC Merger Agreement, upon the closing of the GTC Merger, we were required to pay $6.0 million and an additional $0.2 million to the Holders either in cash, in shares of our common stock, or the common stock of VeriChip, that we own, or any combination thereof. Thus, on January 14, 2008, we issued 10.6 million shares of our common stock valued at an aggregate of $6.2 million to the Holders. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may also be paid in cash, in shares of our common stock or VeriChip common stock that we own, or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008 and April 2008, we paid an aggregate of approximately $0.6 million under the earn-out provision by issuing to the Holders a total of 338,295 shares and 569,869 shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the patent filing date. We are currently in the process of determining the values and lives of the various acquired intangibles.
In connection with the GTC Merger, Kallina and its affiliates (collectively the “Lenders”) required that GT Acquisition Sub, Inc., as the surviving company of the GTC Merger, enter into Joinder Agreements with the Lenders. One of the Joinder Agreements provided that we pledge the stock of GT Acquisition Sub, Inc. to Kallina and join GT Acquisition Sub, Inc. as a party to the Security Agreement and IP Security Agreement, each dated August 31, 2007, entered into between DAC, certain of its subsidiaries and Kallina. The other Joinder Agreement provided that GT Acquisition Sub, Inc. become a guarantor under the Subsidiary Guaranty, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders and that the Stock Pledge Agreement, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders be amended to include the stock of GT Acquisition Sub, Inc.
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

(in thousands)

Number of DAC shares outstanding at the effective time of the merger	21,330
Exchange ratio per the terms of the DA Merger Agreement	1.4

Number of shares of our common stock issued	29,862
Value of our common stock issued (1)	$1.152

Value of the shares exchanged	$34,401
Value of the 13.3 million DAC options assumed (2)	5,430
Value of the 2.1 million DAC warrants assumed (3)	1,041
Transaction costs	1,691

Total purchase price	$42,563

(1)	The fair value of our common stock was determined using an average of the closing prices of our common stock for the period beginning two trading days before and ending two trading days after August 9, 2007, the date on which the acquisition was publicly announced.

(2)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.52% and a weighted average life of 5.0 years.

(3)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.62% and a weighted average life of 4.9 years.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
The DA Merger was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the minority owners’ portion of the assets acquired was recorded as goodwill of $10.7 million. Intangible assets with an estimated fair value of $11.7 million were also recognized in the acquisition. These intangible assets consist of customer relationships, trademarks, patents and tradename. The customer relationships, patents and trademarks are being amortized over periods ranging from 3.75 to 12.2 years. The tradename has an indefinite life. Approximately $0.3 million of amortization expense was recorded in the three-months ended March 31, 2008 for these intangible assets.
McMurdo Limited
In April 2007, Signature acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Signature’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to their revenue base. Pursuant to the Asset Sale and Purchase Agreement (the “Agreement”) entered into in December 2006, Signature acquired certain assets and customer contracts of McMurdo’s marine electronics business including fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility. Signature has entered into a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Agreement, Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, DAC guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. DAC paid net consideration of approximately $7.3 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and an additional purchase price payment of approximately $1.0 million in February 2008. Per the terms of the Agreement, Signature was obligated to make an additional purchase price payment of approximately $2.0 million. However, Signature held back the remaining one-half, or approximately $1.0 million, of the additional purchase price payment because of certain warranty reimbursement claims and indemnity obligations under the Agreement. Although Signature and Chemring are currently analyzing the extent and scope of these warranty and indemnity claims, Signature believes that the total amount owed to it could exceed the $1.0 million held back and, in such case, could result in a reimbursement of some amounts of the additional purchase price already paid. In connection with the purchase of McMurdo, we acquired various trademarks, patents and customer relationships with lives ranging from 4 to 11 years. In the three-months ended March 31, 2008, we recorded approximately $21 thousand of amortization expense related to these intangible assets.
The total purchase prices of GTC, the minority owners’ interest in DAC and McMurdo were allocated as follows, in thousands:

		Minority Owners’
	GTC	Interest in DAC	McMurdo
Current assets	$378	$14,029	$2,210
Equipment	59	5,569	636
Other assets	—	412	—
Intangibles:
Patented and non-patented proprietary technology	—	5,274	20
Trademarks and tradenames	—	4,978	2,860
Customer relationships and non-compete	—	9,069	840
Goodwill	6,952	26,773	1,350
Current liabilities	(571)	(8,127)	—
Long-term debt and other liabilities	—	(8,800)	—
Deferred tax liability	—	(6,614)	(614)

Total	$6,818	$42,563	$7,302

The estimated fair value of the acquired intangible assets, as presented above, was determined using discounted cash flow methodology.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
The allocation purchase price for GTC and for the minority owners’ interest in DAC as reflected in the table above is preliminary and subject to change. Any increase or decrease in the acquired assets and liabilities will result in an increase or decrease in goodwill.
In determining the purchase prices for GTC and McMurdo, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the complementary nature of each of our product offerings as an extension of the offerings of the other company and of our existing businesses; (iv) similarities in corporate cultures; and (v) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. In determining the purchase price for the acquisition of the minority owners’ interest in DAC we considered: (i) the value of DAC’s common stock as traded on the AMEX; (ii) the expected cost savings as a result of eliminating public company expenses from DAC; (iii) the ability to streamline operations; and (iv) the simplification of our corporate structure; (v) the elimination of the overhang on DAC’s common stock, among other factors.
Based on our assessments, we determined that it was appropriate to offer purchase prices for these businesses that resulted in the recognition of goodwill.
Proformas (Unaudited)
The acquisitions were accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC, the minority owners’ interest in DAC and McMurdo from the date of acquisition. Unaudited pro forma results of operations for the three-months ended March 31, 2008 and 2007 are included below. Such proforma information assumes that the above acquisitions had occurred as of January 1, 2007 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
(in thousands)	2008	2007

Net operating revenue	$22,454	$27,011
Net loss from continuing operations	$(5,689)	$(5,926)
Net loss from continuing operations per common share — basic and diluted	$(0.05)	$(0.06)
8. Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by VeriChip have been reflected in the condensed consolidated statement of operations. For the three-months ended March 31, 2007, we recorded a gain of $5.4 million on the issuance of shares of VeriChip’s common stock. The gain resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and the net proceeds from the issuance of the stock.
In addition, during the three-months ended March 31, 2007, we recorded $4.8 million and $0.1 million, respectively, attributable to changes in minority interest ownership as a result of capital transactions of VeriChip and DAC.
9. Investments in Affiliate
The equity method of accounting is used for investments in affiliated companies, which are not controlled by us and in which our interest is generally between 20% and 50%, and we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip, which is included in the results from continued operations, and InfoTech, which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, as of March 31, 2008, we owned approximately 48.7% and 49.9% of VeriChip and InfoTech, respectively. Therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. Since we owned a majority of VeriChip and InfoTech at December 31, 2007 and during the three-months ended March 31, 2007, our condensed consolidated financial statements as of December 31, 2007 and for the three-months ended March 31, 2007 include VeriChip and InfoTech on a consolidated basis. For comparative purposes, we have presented a pro forma balance sheet as of December 31, 2007 and pro forma statements of operations and cash flows for the three-months ended March 31, 2007 as if VeriChip and InfoTech were accounted for under the equity method of accounting for those periods. These pro forma statements are included in the accompanying condensed consolidated financial statements and are labeled “Pro Forma”.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Investments in Affiliate (continued)
Changes in our interest arising from capital transactions of an investee are accounted for in the statement of operations. The table below summarizes the activity of our investment in VeriChip (our investment in InfoTech is presented in discontinued operations):

VeriChip

Balance at January 1, 2008	$12,293
Equity in loss	(1,414)
Other	85

Balance at March 31, 2008	$10,964

Ownership interest at March 31, 2008	48.7%
The table below summarizes VeriChip’s balance sheet and statement of operations for the periods shown.

	March 31,	December 31,
	2008	2007
	(in thousands)
Total assets	$48,038	$49,998
Total liabilities	24,078	24,407
Total stockholders’ equity	23,960	25,591

	March 31,	March 31,
	2008	2007
	(in thousands)
Total revenues	$8,598	$7,373
Net loss	2,843	3,313
See Note 6 for a discussion of VeriChip’s operating segments for the three-months ended March 31, 2007.
10. Warrants Classified as a Liability
In February 2007, in connection with a prior financing, DAC issued warrants to two warrant holders. The warrants contained certain anti-dilution and cash settlement provisions and, accordingly, DAC accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 0.7 million warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007. The warrants were required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in the fair value recorded as income or expense. Approximately $0.4 million of income was recorded in the three-months ended March 31, 2007 as a result of the change in the fair value of the warrants. In December 2007, pursuant to Securities Exchange Agreements with the holders, the warrants were exchanged for shares of DAC’s common stock.
11. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee stock plans, which were outstanding as of December 31, 2007, and are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
During the three-months ended March 31, 2008 and 2007, we recorded approximately $0.1 million and $0.3 million, respectively, in compensation expense related to stock options granted to our employees.
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three-months ended March 31, 2008 (we did not grant any stock options during the three-months ended March 31, 2007):

2008
Risk-free interest rate	2.80 – 3.56%
Expected life (in years)	5
Dividend yield	0.0%
Expected volatility	60.0%
Weighted-average volatility	60.0%
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

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Stock Options and Restricted Stock (continued)
A summary of our stock option activity as of March 31, 2008, and changes during the three months then ended is presented below (in thousands, except per share amounts):

		Weighted		Aggregate
	Stock	Average	Weighted Average	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2008	19,242	$2.80
Granted	1,369	0.67
Exercised	—	—
Forfeited or expired	(364)	3.20

Outstanding at March 31, 2008	20,247	$2.65	6.1	$324	*

Exercisable at March 31, 2008	18,773	$2.81	5.8	$317	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.66 per share at March 31, 2008.
The total intrinsic value of options exercised during the three-months ended March 31, 2008 and 2007 was nil and $0.0 million, respectively.
As of March 31, 2008, there was $0.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the three-months ended March 31, 2008, was $15 thousand.
Cash received from option exercises under all share-based payment arrangements for the three-months ended March 31, 2008 and March 31, 2007 was nil and $15 thousand, respectively.
A summary of the status of our nonvested stock options as of March 31, 2008 and changes during the three-months ended March 31, 2008, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2008	115	$1.45
Granted	1,369	0.67
Vested	(10)	1.52
Forfeited or expired	—	—

Nonvested at March 31, 2008	1,474	$0.72

In addition to the stock options presented above, Thermo Life has 4.4 million stock options outstanding of which all are fully vested. As of March 31, 2008, the intrinsic value of these stock options was nil.
Restricted Stock
During the first quarter of 2005 and December 2006, we issued 0.3 shares of restricted common stock which vested over periods ranging from 12 to 34 months. The total value of these shares was approximately $1.0 million and we recorded compensation expense of approximately $0.1 million during the three-months ended March 31, 2007 associated with these shares.
In January 2008, we issued 0.3 shares of restricted common stock to our board of directors. The restricted stock vests ratably over five years. The total value of these shares was approximately $0.2 million and we recorded compensation expense related to these shares of approximately $13 thousand during the three-months ended March 31, 2008.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Income Taxes
Our effective income provision (benefit) tax rate was 0.4% and (0.9)% for the three-months ended March 31, 2008 and 2007, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of March 31, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2008 and 2007.
We, in combination with our 80% or more owned subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and DAC are no longer subject to U.S. federal, state or local income tax examinations for years before 2004. The Internal Revenue Service is currently examining our 2005 federal income tax return.
13. Discontinued Operations
During the three-months ended March 31, 2008, our board of directors made a decision to sell two of our wholly-owned subsidiaries: PDSC and Thermo Life. Our decision was made as part of management’s strategy to streamline our operations to focus more of our efforts on the RFID and the GPS and radio communication markets. PDSC provides service relationship management software, and Thermo Life is a development company with patented rights to a thin-film thermoelectric generator.
On September 30, 2007, our board of directors made a decision to sell two of our wholly-owned subsidiaries: Computer Equity and Perimeter. Our decision was made as part of management’s strategy to streamline our operations to focus more of our efforts on the RFID, and the GPS and radio communication markets. Computer Equity provides voice, data and video telecommunications products and services, and Perimeter sells call center software and related services.
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. InfoTech provides computer hardware and IT services. In addition, on July 2, 2007, DAC completed its previously announced sale of its wholly-owned subsidiary, OuterLink. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, DAC sold all of the issued and outstanding shares of stock of OuterLink for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which was repaid in November 2007. The Stock Purchase Agreement contained customary representations and warranties of the parties and indemnification provisions.
As a result of our board of directors’ decision to sell PDSC, Thermo Life, InfoTech, Computer Equity and Perimeter and DAC’s board of directors’ decision to sell OuterLink, the financial condition, results of operations and cash flows of PDSC, Thermo Life, InfoTech, Computer Equity, Perimeter and OuterLink have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented. As discussed in Note 9, we no longer own a majority of the outstanding stock of InfoTech. Therefore, InfoTech’s results of operations and changes in capital for the three-months ended March 31, 2008 are presented below under the equity method of accounting.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)

	Historical	Historical	Pro Forma
	Three-Months	Three-Months	Three-Months
	Ended March 31,	Ended March 31,	Ended March 31,
	2008	2007	2007
	(in thousands)
Revenue	$5,715	$8,735	$5,695
Cost of sales	3,165	5,664	3,224

Gross profit	2,550	3,071	2,471

Selling, general and administrative expenses	1,376	2,672	1,859
Research and development expenses	104	552	552
Interest and other income	(4)	—	—
Interest expense	72	62	1
Equity in loss and capital transactions of affiliate	90	—	97

Income (loss) before income taxes and minority interest	912	(215)	(38)

Provision for income taxes	—	(80)	(80)
Minority interest	—	173	—
Net gain on capital transactions of InfoTech	—	4	—

Income (loss) from discontinued operations, net of income taxes of $0	$912	$(118)	$(118)

Income (loss) from discontinued operations per common share — basic and diluted	$0.01	$(0.01)	$(0.01)
Weighted average number of common shares outstanding — basic and diluted	114,392	67,139	67,139
The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. PDSC’s customer, International Business Machines Corp. (“IBM”), terminated two statements of work (“SOWs”) during the three-months ended March 31, 2008. As a result of the termination of the SOWs, we have recognized previously deferred revenue associated with these SOWs of approximately $1.6 million in the three-months ended March 31, 2008. We have not provided income taxes or benefit on the income (loss) from discontinued operations due to our current tax status and net operating loss carryforwards.
In accordance with FAS 144, any additional operating losses for PDSC, Thermo Life, InfoTech, Computer Equity and Perimeter or changes in the values of their assets or liabilities, as well as any gain or loss on the sale of these businesses will be reflected in our financial condition and results of discontinued operations as incurred. We anticipate recording a gain on the sale of Computer Equity ranging between $2.5 million and $3.0 million during the three-months ended June 30, 2008.
Pacific Decision Sciences Corporation
In December 2007 and January 2008, all of the employees of PDSC resigned as employees, including PDSC’s two key employees. These key employees have strong relationships with PDSC’s significant customer, IBM. As a result of the resignation of all of PDSC’s employees, on March 13, 2008, we held a mediation with the former key employees and their new business, Customer Service Delivery Platform Inc. (“CSDP”). The parties entered into a settlement in principle, which we are in the process of formally documenting. CSDP agreed to purchase the assets of PDSC from us for $2.0 million. The purchase price will be paid in equal monthly installments over a period of 48 months. The purchase price will be secured by the assets of CSDP. Final terms of the agreement and the accounting have yet to be determined.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
The net liabilities of discontinued operations as of March 31, 2008 and December 31, 2007 were comprised of the following:

	Historical	Historical	Pro Forma
	March 31,	December 31,	December 31,
	2008	2007	2007
	(in thousands)
Current assets:
Cash	$374	$841	$407
Accounts receivable	2,104	5,244	4,328
Inventory	541	594	550
Other current assets	193	1,003	299

Total current assets	3,212	7,682	5,584
Property and equipment, net	285	327	327
Goodwill and intangibles, net	1,875	1,905	1,905
Other assets, net	36	17	11
Investment in affiliate	528	—	477

Total assets	$5,936	$9,931	$8,304

Current liabilities:
Notes payable	$1,059	$1,014	$1,014
Accounts payable	2,077	1,764	1,551
Accrued expenses and other current liabilities	912	1,620	906
Deferred revenue	581	1,934	1,890

Total current liabilities	4,629	6,332	5,361
Notes payable	1,480	2,406	2,406
Deferred revenue	66	131	131
Other long-term liabilities	—	95	95

Total liabilities	6,175	8,964	7,993

Minority interest	—	554	—

Net (liabilities) assets from discontinued operations	$(239)	$413	$311

14. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended
	March 31,
	(in thousands)
	2008	2007
Net loss	$(4,776)	$(5,149)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(51)	(21)

Total comprehensive loss	$(4,827)	$(5,170)

15. Related Party Transactions
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
Note Receivable from VeriChip
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

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Related Party Transactions (continued)
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the VeriChip Loan documents, which increased the maximum principal amount of indebtedness that VeriChip may incur to $14.5 million. On February 9, 2007, the effective date of VeriChip’s initial public offering, the loan ceased to be a revolving line of credit, and VeriChip has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip was not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, is being added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest is due and payable on February 1, 2010.
On December 20, 2007, we entered into a letter agreement with VeriChip, (the “December 2007 Letter Agreement”), which was amended on February 29, 2008, which is more fully discussed below, whereby VeriChip was required to pay $0.5 million to us by December 21, 2007. In addition, VeriChip may prepay the outstanding principal amount before October 30, 2008 by providing us with $10.0 million plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the letter agreement and the date of such prepayment. VeriChip is also required to register for resale all shares of VeriChip common stock that we own with the Securities and Exchange Commission and all applicable states within 120 days following the prepayment of outstanding principal amount. If prepayment of the outstanding principal amount is not made by 5:00 p.m. on October 30, 2008, the December 2007 Letter Agreement will expire.
The VeriChip Loan was subordinated to the obligations of VeriChip under its credit agreement with RBC and was collateralized by security interests in all property and assets of VeriChip except as otherwise encumbered by the rights of the RBC. VeriChip repaid its obligation to RBC in full in January 2008. On February 29, 2008, VeriChip entered into a new financing with an affiliate of Laurus and the VeriChip Loan is now subordinated to the obligations of VeriChip under its new credit facility. VeriChip’s new credit facility is discussed below.
VeriChip Financing and Letter Agreement
On February 29, 2008, VeriChip obtained financing in the form of a $8.0 million secured term note (the “VeriChip Note”), with the VeriChip Lender. In connection with the VeriChip financing, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, under which security provided by VeriChip to us to secure the VeriChip Loan is subordinated in right of payment and priority to the payment in full due to the VeriChip Lender by VeriChip. In addition, DAC entered into a letter agreement with VeriChip, dated February 29, 2008, which provides that, in connection with the Amended and Restated Supply, License, and Development Agreement, dated December 27, 2005, as amended on May 9, 2007 (the “Supply Agreement”), between DAC and VeriChip, the VeriChip Lender is entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by DAC and the right to require DAC to manufacture the Developed Products and supply such Developed Products, provided however, that the VeriChip Lender may not exercise any rights under the Supply Agreement unless an event of default has occurred and is continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complies with the Supply Agreement and all applicable laws.
VeriChip used part of the proceeds of the financing with the VeriChip Lender to prepay $5.3 million of debt owed to us, which included VeriChip’s February 2008 installment payment of $0.3 million, pursuant to the VeriChip Loan. In connection with the VeriChip financing, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.0 million to us, (ii) to amend the VeriChip Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the VeriChip Loan, and (iv) to amend the December 2007 Letter Agreement. As a result of the $5.0 million payment, VeriChip will not be required to make any further debt service payments to us until September 1, 2009.

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Related Party Transactions (continued)
As consideration for providing financing to VeriChip, which in turn enabled VeriChip to make the $5.0 million prepayment us, we issued to the VeriChip Lender 230,000 shares of our common stock. We used $3.0 million of the $5.0 million prepayment to repay a portion of the 2006 Note and the 2007 Note, as more fully discussed in Note 5.
As of March 31, 2008 and December 31, 2007, approximately $7.6 million and $12.9 million of principal and accrued interest, respectively, was outstanding on the loan.
Agreement between VeriChip and DAC
VeriChip and DAC executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007. The supply and development agreement states that DAC is VeriChip’s sole supplier of human-implantable microchips. The supply and development agreement is more fully described in Note 22 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Per the terms of the supply and development agreement, VeriChip is obligated to make minimum purchases from DAC of approximately $0.9 million in 2008. As of March 31, 2008, VeriChip has satisfied approximately $0.4 million of this minimum purchase requirement.
Transition Services Agreement
In connection with the amended and restated transition services agreement, which is more fully described in Note 22 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, we provided $30 thousand and $0.2 million of services to VeriChip in the three-months ended March 31, 2008 and 2007, respectively.
DSD Holding Lease
DSD Holding leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holding’s administrative and production operations. The lease agreement has no expiration but includes a three-month termination notice that the owner or DSD Holding can utilize. DSD Holding leases the building from LANO Holding Aps., which is 100% owned by Lasse Nordfjeld, DSD Holding’s former CEO. Lasse Nordfjeld serves on the board of directors of DSD Holdings and was a former employee of DAC. The rent expense was $36 thousand and $0.1 million for the three-months ended March 31, 2008 and 2007, respectively.
16. Supplemental Cash Flow Information
In the three-months ended March 31, 2008 and 2007, we had the following non-cash investing and financing activities:

	Historical		Pro Forma
	Three-Months		Three-Months
	Ended March 31,		Ended March 31,
	2008	2007	2007
	(in thousands)
Non-cash investing activity:
Issuance of shares for acquisition	$6,725	$—	$—

Non-cash financing activities:
Issuance of warrants in connection with financings	$—	$1,253	$1,253
Financing of equipment through capital lease	94	112	112
Offering costs	—	284	—

Cash paid for:
Interest	$915	$485	$445
Taxes	—	293	31

APPLIED DIGITAL SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
17. Subsequent Events
On May 1, 2008, we entered into a stock purchase agreement to sell our wholly-owned subsidiary, Perimeter. Perimeter is included in our discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
We currently operate in two business segments and engage in the following principal business activities (our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements):
Animal Identification (formerly known as Animal Applications) - We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags, and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of governments aimed at insuring the safety of food supplies throughout the world. Our animal identification business is headquartered in Minnesota, with wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification (formerly known as GPS and Radio Communications) - We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand names SARBE™ and McMurdo. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide, while McMurdo safety products are sold to a variety of commercial maritime, aviation, and recreational customers. The emergency identification segment includes the 98.5% owned Signature subsidiary, and is headquartered in the United Kingdom.
During the three-months ended March 31, 2007, we operated in two additional business segments: Healthcare and Security and Industrial. The Healthcare and Security and Industrial segments comprised the operations of VeriChip. As more fully explained in Notes 1 and 9 to our condensed consolidated financial statements, during the three-months ended March 31, 2008, we began accounting for VeriChip under the equity method versus the consolidated method of accounting. Therefore, the following comparison of our operating segments’ results for the three-months ended March 31, 2008 as compared to the three-months ended March 31, 2007 does not include a comparison of the results for the Healthcare and Security and Industrial segments. The results for these segments for the three-months ended March 31, 2007 are presented in Note 6 to our accompanying condensed consolidated financial statements.
Significant Factors Affecting our Results of Operations
The loss from continuing operations was $5.7 million for the three-months ended March 31, 2008 as compared to a loss of $5.0 million for the three-months ended March 31, 2007. The increase in the loss resulted primarily from approximately $1.7 million of non-cash interest expense that we incurred during the 2008 period primarily as a result of various refinancing activities, which are more fully described in Note 5 to our condensed consolidated financial statements. The total non-cash interest expense was $1.7 million and $0.3 million in the three-months ended March 31, 2008 and 2007, respectively. In addition, during the three-months ended March 31, 2007, we realized $0.4 million of interest income as a result of the revaluation of certain DAC warrants. These warrants, which are more fully described in Note 10 to our condensed consolidated financial statements, were no longer outstanding as of December 31, 2007.
Each of these factors is more fully discussed below.
Critical Accounting Policies
Our revenue recognition policy for Geissler Technologies Corporation (“GTC”) is presented in Note 1 to our accompanying condensed consolidated financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains further information regarding other critical accounting policies.

Impact of Recently Issued Accounting Standards
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our accompanying condensed consolidated financial statements.
Consolidated Results of Operations
During the three-months ended March 31, 2008 and 2007, we reported a loss from continuing operations of approximately $5.7 million and $5.0 million, respectively. Our operating activities provided cash of $1.7 million and $0.7 million during the three-months ended March 31, 2008 and 2007, respectively.
The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying unaudited condensed consolidated statements of operations in Part I, Item 1 of this quarterly report.

	Historical		Pro Forma
	For the Three-Months		For the Three-Months
	Ended March 31,		Ended March 31,
	2008	2007	2007

Revenue	100.0%	100.0%	100.0%
Cost of sales	63.0	58.1	63.1

Gross profit	37.0	41.9	36.9

Selling, general and administrative expenses	40.5	63.8	59.3
Research and development expenses	3.5	11.6	8.0
Overhead reduction plan expenses	2.1	—	—

Operating loss	(9.1)	(33.5)	(30.4)

Interest and other income	1.8	4.4	8.7
Interest expense	(12.0)	(4.2)	(6.2)
Equity in loss and capital transactions of affiliate	(5.9)	—	(14.0)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(25.2)	(33.3)	(41.9)

Benefit (provision) for income taxes	0.1	(0.2)	(0.2)
Minority interest	(0.2)	9.0	10.0
Gain on capital transactions of subsidiary	—	23.6	—
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(21.3)	(0.8)

Loss from continuing operations	(25.3)	(22.2)	(32.9)

Income (loss) from discontinued operations	4.0	(0.5)	(0.8)

Net loss	(21.3)%	(22.7)%	(33.7)%

Results of Operations by Segment
Three-Months Ended March 31, 2008 Compared to Three-Months Ended March 31, 2007
Animal Identification

	Three-Months Ended March 31,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$11,743	100.0%	$10,260	100.0%	$1,483	14.5%
Cost of sales	8,191	69.8	7,286	71.0	905	12.4

Gross profit	3,552	30.2	2,974	29.0	578	19.4

Selling, general and administrative expenses	3,210	27.3	5,001	48.7	(1,791)	(35.8)
Research and development expenses	495	4.2	602	5.9	(107)	(17.8)
Overhead reduction plan expenses	461	3.9	—	—	461	NM

Operating loss	$(614)	(5.2)%	$(2,629)	(25.6)%	$2,015	76.6%

NM — Variance not meaningful
Revenues
Our Animal Identification segment’s revenue increased approximately $1.5 million for the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. The increase was primarily due to an increase in companion animal sales of approximately $0.6 million as a result of increased chips sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips, and international chip sales to Australia and Europe, $0.3 million additional revenue from GTC which was acquired in January 2008, increased tag sales at Daploma of approximately $0.3 million, an increase in livestock sales of $0.1 million and an increase in fish sales of $0.1 million.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $0.6 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. The gross profit margin increased to 30.2% in the three-months ended March 31, 2008 as compared to 29.0% in the three-months ended March 31, 2007. We primarily attribute the increase in gross profit to lower material costs. In the three-months ended March 31, 2007, we incurred higher material costs of sales to Schering as we briefly replaced the identity chips with our Bio-Thermo product.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $1.8 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. The decrease in selling, general and administrative expenses is primarily the result of decreased expenses as DAC is no longer a publicly traded company, and a reduction of approximately $0.8 million of legal expenses for a lawsuit that was settled in the third quarter of 2007. Partially offsetting these reductions is $0.2 million of amortization related to intangible assets resulting from the merger, $0.2 million associated with GTC which was acquired in January 2008, $0.2 million of incentive compensation and $0.1 million of general legal fees. We also incurred higher marketing costs associated with Destron Fearing products and media placements as well as incurring the compensation and related benefits for eight employees who were previously classified as corporate employees. Selling, general and administrative expenses as a percentage of revenue decreased from 48.7% to 27.3% primarily due to the increase in sales and decrease in expenses.

Research and Development Expenses
Our Animal Identification segment’s research and development decreased approximately $0.1 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007 due to a rationalization plan implemented in the three-months ended March 31, 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Overhead Reduction Plan Expenses
Our Animal Identification segment’s overhead reduction plan expenses relate to severance expenses of $0.5 million in the first quarter of 2008 as we continue our efforts to reduce expenses and streamline operations.
Emergency Identification

	Three-Months Ended March 31,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$10,683	100.0%	$5,038	100.0%	$5,645	NM	%
Cost of sales	5,936	55.6	2,368	47.0	3,568	NM

Gross profit	4,747	44.4	2,670	53.0	2,077	77.8

Selling, general and administrative expenses	3,885	36.4	2,513	49.9	1,372	54.6
Research and development expenses	300	2.8	616	12.2	(316)	(51.3)

Operating income (loss)	$562	5.2%	$(459)	(9.1)%	$1,021	NM

NM — Variance not meaningful
Revenues
Our Emergency Identification segment’s revenue increased approximately $5.6 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. Of this increase, $4.4 million is attributable to McMurdo, which was acquired in April 2007, with the remaining increase in revenue primarily due to an increase of approximately $0.5 million in SARBE division sales of the G2r product, an increase of approximately $0.4 million of Clifford and Snell sales due to the opening of a U.S. sales office in late 2007 and an increase of approximately $0.3 million of Radio Hire sales.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit increased approximately $2.1 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. Of this increase, $1.8 million is attributable to McMurdo, which was acquired in April 2007, with the remaining increase due to an increase in sales. First quarter gross profit margin was 44.4% in the three-months ended March 31, 2008 as compared to 53.0% in the three-months ended March 31, 2007. The decrease in gross profit margin relates primarily to the addition of the McMurdo operations as currently, we earn lower margins at our McMurdo division than we do at our existing business lines. Excluding McMurdo, Signature’s gross profit margin decreased due to an increase in lower margin sales in the Radio and Sarbe division.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses increased approximately $1.4 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. This increase in selling, general and administrative expenses relates primarily to the addition of McMurdo which had expenses of $1.3 million in the first quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 36.4% in the three-months ended March 31, 2008 from 49.9% in the three-months ended March 31, 2007. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from an increase in sales and an effort to minimize expenses.

Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.3 million in the three-months ended March 31, 2008 as compared to the three-months ended March 31, 2007. The expense includes an increase of $0.3 million of additional McMurdo research and development expense and decreased expenses of $0.6 million at Signature. This decrease is due to the completion of the development of the new search and rescue beacon for the U.S. Air Force in June 2007.
Corporate/Eliminations

	Three-Months Ended March,
	2008	2007	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,995	1,561	434	27.8

Operating loss	$(1,995)	$(1,561)	$(434)	27.8%

NM — Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased approximately $0.4 million for the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. The increase is primarily due to additional salaries and signing bonuses, increased consulting and an increase in stock-based compensation expense.
Consolidated
Interest Expense
Interest expense was $2.7 million and $1.0 million for the three-months ended March 31, 2008 and 2007, respectively. The increase in interest expense is due primarily to an additional $0.6 million for the amortization of debt issue costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt, an additional $0.5 million of interest expense associated with repricing of warrants, an overall increase in our debt balance and the amortization of deferred financing costs and debt discounts costs for financings entered into in February 2007.
Interest and Other Income
Interest and other income decreased approximately $0.6 million in the three-months ended March 31, 2008 compared to the three-months ended March 31, 2007. The decrease was primarily the result of $0.4 million of income recognized in the first quarter of 2007 relating to the revaluation of our derivative warrant liability and the reversal in the first quarter of 2007 of $0.4 million of liabilities of companies that were sold or closed in 2001 and 2002 and for which we no longer had an obligation of payment.
Income Taxes
We had income tax benefit of $19 thousand for the three-months ended March 31, 2008 compared to a provision of $69 thousand in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the three-months ended March 31, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of March 31, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2008 and 2007.

Net Loss from Continuing Operations
During the three-months ended March 31, 2008 and 2007, we reported a loss from continuing operations of approximately $5.7 million and $5.0 million, respectively. Included in the loss from continuing operations for the three-months ended March 31, 2008 was approximately $1.3 million of loss attributable to our equity in loss of VeriChip. This compared to a loss of $2.1 million in the three-months ended March 31, 2007 for losses associated with VeriChip and a loss of approximately $0.1 million due to changes in minority interest as a result of capital transactions of DAC in the three-months ended March 31, 2007. Excluding these gains/losses, the loss from continuing operations was $4.4 million and $2.8 million, respectively, for the three-months ended March 31, 2008 and 2007. The increase in the loss for the three-months ended March 31, 2008 compared to March 31, 2007 relates primarily to (i) the reduction of minority interest; (ii) additional interest expense; (iii) reduction of interest and other income; and (iv), severance expense, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources From Continuing Operations
As a result of VeriChip being accounted for under the equity method as of March 31, 2007 and during the three-months ended March 31, 2008 and under the consolidation method at December 31, 2007 and during the three-months ended March 31, 2007, the following discussion compares our financial condition and cash flows using historical results as of and for the three-months ended March 31, 2007 compared to pro forma results as of December 31, 2007 and for the three-months ended March 31, 2007.
As of March 31, 2008, cash and cash equivalents totaled $2.3 million as compared to pro forma cash and cash equivalents of $2.2 million at December 31, 2007.
Operating activities provided cash of $1.7 million and pro forma cash of $0.7 million during the three-months ended March 31, 2008 and 2007, respectively. During the three-months ended March 31, 2008, cash was provided primarily from discontinued operations as well as the decrease in accounts receivable, the increase in accounts payable and other liabilities. During the three-months ended March 31, 2007, pro forma cash was primarily provided by the decrease in accounts receivable offset by the minority interest in losses of subsidiaries.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $0.5 million, or 3%, to $15.4 million at March 31, 2008, from a pro forma balance of $16.1 million at December 31, 2007. The decrease was primarily due to decreased sales in February and March of 2008 compared to sales levels in November and December of 2007 as well as an increase in collections during the first quarter of 2008.

•	Inventories increased 2% to $14.4 million at March 31, 2008 from a pro forma balance of $14.2 million at December 31, 2007. The increase was principally due to miscellaneous fluctuations in inventory levels.

•	Accounts payable increased $0.5 million, or 4%, to $14.4 million at March 31, 2008 compared to a pro forma balance of $13.9 million at December 31, 2007. The increase was primarily due to the timing of billings and payments of purchases as well as the addition of GTC’s accounts payable which was acquired in January 2008.

•	Accrued expenses decreased $0.9 million, or 9%, to $8.9 million at March 31, 2008 compared to a pro forma balance of $9.8 million at December 31, 2007. The decrease was primarily due to the reclass of approximately $1.2 million of accrued expenses associated with subsidiaries we closed in 2001 and 2002 and long term liabilities. The decrease was slightly offset by an increase in the bonus accrual, the implementation of a 401k match as well as timing differences for payroll related expenses.
Investing activities provided cash of $4.7 million and pro forma cash of $1.6 million during the three-months ended March 31, 2008 and 2007, respectively. The amounts provided in 2008 and 2007 were primarily from the payment of $5.3 million and $3.5 million, respectively, of the VeriChip note receivable, slightly offset by purchases of property and equipment.
Financing activities (used) provided cash of $(6.3) million and pro forma cash of $4.7 million during the three-months ended March 31, 2008 and 2007, respectively. In the three-months ended March 31, 2008, the use of cash was primarily for the payment of debt whereas the cash provided during the three-months ended March 31, 2007 was primarily from entering into new financing agreements.
Financial Condition
As of March 31, 2008, we had a working capital deficit from continuing operations of approximately $2.6 million. However, included in current liabilities are approximately $2.1 million of liabilities associated with subsidiaries we closed in 2001 and 2002. Theses liabilities were not guaranteed by us and we do not intend to pay these liabilities. In addition, included in long-term liabilities are an additional $1.2 million of liabilities which were reclassed from current liabilities that we have not guaranteed and that we do not intend to pay. We estimate that we will reverse an aggregate of approximately $2.6 million of these non-guaranteed liabilities during the three-months ended June 30, 2008, as the statute of limitations on these liabilities has expired.

Also, in addition to our cash on hand, at March 31, 2008 we had approximately $3.8 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007; (ii) an invoice discounting agreement with RBS, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; (iii) a factoring agreement with Nordisk Factoring A/S, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; and (iv) a line of credit with Danske Bank, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
As of March 31, 2008, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$2,630	$1,212
RBS invoice discounting agreement	2,681	2,420
Nordisk factoring agreement	—	189
Danske Bank line of credit	3,809	6

	$9,120	$3,827

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. As of March 31, 2008, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
We believe that with the cash we have on hand, the expected cash flow from operations, the availability under our credit facilities and the proceeds from the divestiture of our non-core businesses, we will have sufficient funds to operate our business over the next twelve-months ended March 31, 2009. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations and sales in various regions of the world. See Item 1, Business — Geographic Areas in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors. We have incurred $0.1 million and $21 thousand in net foreign currency gains during the three-months ended March 31, 2008 and 2007, respectively.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of March 31, 2008, our debt consisted of the following:
•	the 2006 Note with Laurus, which has a fixed interest rate;

•	the 2007 Note with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 3.0% (but such rate shall not at any time be less than 11.0%);

•	DAC’s borrowings under Danish credit facilities bearing interest at prime plus 2%;

•	DAC’s borrowings under the Revolving Facility with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 2.0% (but such rate shall not at any time be less than 10.0%);

•	an equipment loan bearing variable interest rates ranging from 6.00% to 8.14%; and

•	a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt portfolio (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value
at March 31, 2008
(dollars in millions)
Total notes payable and long-term debt	$27.9
Notes payable bearing interest at fixed interest rates	$11.7
Weighted-average interest rate during the three-months ended March 31, 2008	17.7%
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID and the GPS and radio communications markets;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our expectation that we will not issue shares of DAC in the future;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business over the next twelve-months ended March 31, 2009;

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under VeriChip’s and DSD’s existing bank facilities that are payable on demand and can be terminated at any time without notice; and

•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments.
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
The information in this quarterly report is as of March 31, 2008, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarterly period ended March 31, 2008. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.
Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our first fiscal quarter of 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the three-months ended March 31, 2008, no legal proceedings became a reportable event and no material developments to our legal proceedings occurred. Refer to our Form 10-K for the year ended December 31, 2007 for information regarding our legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 25, 2008, we issued 50,000 shares of restricted stock, each, to two of our board members for services provided. The shares vest ratably over five years and were issued outside of our stock option plans.
On February 29, 2008, we issued 230,000 shares of our common stock to Valens Offshore SPV II, Corp. in connection with the amendment of certain notes. For further information, refer to Note 5 of the accompanying condensed consolidated financial statements.
ITEM 6. EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the index to exhibits attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED DIGITAL SOLUTIONS, INC. (Registrant)

Date: May 12, 2008	By:	/s/ Lorraine M. Breece

		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial
Officer and Chief Accounting Officer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated January 14, 2008, among Applied Digital Solutions, Inc., Geissler Technologies Corporation, GT Acquisition Sub, Inc., and the individuals named therein (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on January 17, 2008)

2.2	Agreement and Plan of Reorganization by and among Applied Digital Solutions, Inc., Digital Angel Corporation and Digital Angel Acquisition Corp., dated August 8, 2007 (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on August 9, 2007)

3.1	Certificate of Incorporation of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on April 25, 2007)

3.2	Certificate of Amendment of Certificate of Incorporation of Applied Digital Solutions, Inc.*

3.3	Amended and Restated Bylaws of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

10.1†	Amendment No. 1, dated January 5, 2008, to the Product Supply and Distribution Agreement dated February 13, 2007 between Digital Angel Corporation and Schering-Plough Home Again LLC*

10.2	Employment Agreement, dated January 1, 2008, between Applied Digital Solutions, Inc. and Joseph J. Grillo (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 4, 2008)

10.3	Joinder Agreement, dated January 14, 2008, among GT Acquisition Sub, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 17, 2008)

10.4	Joinder Agreement, dated January 14, 2008, among GT Acquisition Sub, Inc., Kallina Corporation and certain of its affiliates (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on January 17, 2008)

10.5	Employment Letter Agreement, dated January 15, 2008, between Digital Angel Corporation and Randolph K. Geissler (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on January 17, 2008)

10.6	Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.7	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.8	Securities Purchase Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.9	Secured Term Note dated as of February 29, 2008 between VeriChip Corporation and Xmark Corporation in favor of Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.10	Master Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.11	Stock Pledge Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.12	Intellectual Property Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.13	Letter Agreement dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.14	Amendment to Third Amended and Restated Revolving Line of Credit Note dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

Exhibit
Number	Description
10.15	Letter Agreement executed by Digital Angel Corporation dated as of February 29, 2008 in favor of LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.16	Letter Agreement regarding Amendment of $7,000,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.17	Letter Agreement regarding Amendment of $13,500,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.18	Subordination Agreement dated as of February 29, 2008 among Applied Digital Solutions, Inc., VeriChip Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.19	Amendment of Warrants and Conditional Consent to Asset Sales dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K filed with the Commission on March 5, 2008)

10.20	Omnibus Amendment Agreement dated February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.96 to the registrant’s Form 10-K filed with the Commission on March 17, 2008)

10.21	Amendment to Common Stock Purchase Warrant between Applied Digital Solutions, Inc. and Valens Offshore SPV I, Ltd. dated February 29, 2008 (incorporated by reference to Exhibit 10.99 to the registrant’s Form 10-K filed with the Commission on March 17, 2008)

10.22	Second Amendment to Common Stock Purchase Warrant dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.112 to the registrant’s Form 10-K filed with the Commission on March 17, 2008)

10.23	Amendment to Replacement Common Stock Purchase Warrant dated as of February 29, 2008 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.141 to the registrant’s Form 10-K filed with the Commission on March 17, 2008)

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.