Form 10-Q/A
period 2008-03-31
DIGITAL ANGEL CORP
filed 2008-07-09
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26020
DIGITAL ANGEL CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 7, 2008

Common Stock, $.01 par value per share	118,823,779 shares

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (the “Original Filing”). This Amendment is being filed solely to file an agreement as an exhibit which was inadvertently omitted in the Original Filing, but the terms of which were described in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.
Except for the amendment described above, no other portion of the Original Filing is being modified by this Amendment.
Item 6. Exhibits
a) Exhibits
10.1	Employment Agreement, dated March 24, 2008, by and between the registrant and Parke H. Hess

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: July 8, 2008	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page
10.1	Employment Agreement, dated March 24, 2008, by and between the registrant and Parke H. Hess

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

4