Form 10-Q
period 2008-06-30
DIGITAL ANGEL CORP
filed 2008-08-11
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 000-26020

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1690 South Congress Avenue, Suite 201, Delray Beach, Florida	33445
(Address of Principal Executive Offices)	(Zip Code)
(561) 276-0477
Registrant’s Telephone Number, Including Area Code

Applied Digital Solutions, Inc.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2008

Common Stock, $.01 par value per share	125,049,561 shares

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (in thousands, except par values)

	June 30,	December 31, 2007
	2008	Historical	Pro Forma(1)
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,159	$9,443	$2,222
Restricted cash	4	90	90
Accounts receivable, net of allowance for doubtful accounts of $193 and $279 at June 30, 2008 and December 31, 2007, respectively	15,333	21,581	16,143
Note receivable	450	—	—
Note receivable from VeriChip Corporation	—	—	2,167
Due from affiliates	55	—	246
Inventories	14,497	15,840	14,192
Deferred taxes	180	394	180
Other current assets	2,423	3,537	2,236
Current assets of discontinued operations	2,631	7,682	5,584

Total current assets	37,732	58,567	43,060

Property and equipment, net	10,052	12,966	12,014
Goodwill	44,460	55,023	39,247
Intangible assets, net	20,691	38,925	22,173
Note receivable from VeriChip Corporation	7,824	—	10,752
Note receivable	1,224	—	—
Other assets, net	3,374	3,960	3,960
Other assets of discontinued operations	180	2,249	2,243
Investment in affiliates — continuing operations	10,087	—	12,293
Investment in affiliates — discontinued operations	518	—	477

Total Assets	$136,142	$171,690	$146,219

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$11,866	$15,746	$14,231
Accounts payable	14,526	15,762	13,907
Advances from factor	2,969	1,992	1,992
Accrued expenses	10,891	13,697	9,839
Deferred revenue	517	1,110	804
Current liabilities of discontinued operations	4,109	6,332	5,361

Total current liabilities	44,878	54,639	46,134
Long-term debt and notes payable	14,906	17,217	17,217
Deferred taxes	6,954	10,090	6,282
Other liabilities	2,516	2,752	2,751
Other liabilities of discontinued operations	1,546	2,632	2,632

Total Liabilities	70,800	87,330	75,016

Commitments and contingencies
Minority interest — continuing operations	316	12,811	208
Minority interest — discontinued operations	—	554	—

Stockholders’ Equity
Preferred shares ($10 par value; shares authorized, 5,000, special voting; shares issued, nil)	—	—	—
Common shares ($0.01 par value; shares authorized, 190,000; shares issued, 118,924, 105,082 and 105,082; shares outstanding, 118,824, 104,528 and 104,528)	1,190	1,051	1,051
Additional paid-in capital	580,371	572,645	572,645
Accumulated deficit	(514,959)	(500,706)	(500,706)
Accumulated other comprehensive income — foreign currency translation	201	428	428

Subtotal	66,803	73,418	73,418
Treasury stock (carried at cost, 100 and 554 shares)	(1,777)	(2,423)	(2,423)

Total Stockholders’ Equity	65,026	70,995	70,995

Total Liabilities and Stockholders’ Equity	$136,142	$171,690	$146,219

(1)	See Note 1.
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Three-	For the Three-Months
	Months Ended	Ended June 30, 2007
	June 30, 2008	Historical	Pro Forma(1)

Revenue	$20,703	$27,723	$19,533

Cost of sales	14,079	15,815	11,855

Gross profit	6,624	11,908	7,678

Selling, general and administrative expenses	9,066	14,453	9,109
Research and development expenses	731	2,541	1,585
Restructuring expenses	1,463	—	—
Asset impairment	4,369	—	—

Operating loss	(9,005)	(5,086)	(3,016)

Interest and other income	2,169	163	307
Interest expense	(1,523)	(1,251)	(886)
Equity in loss of affiliate	(877)	—	(2,489)

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(9,236)	(6,174)	(6,084)

Benefit (provision) for income taxes	269	(13)	(13)

Loss from continuing operations before minority interest and loss attributable to capital transactions of subsidiaries	(8,967)	(6,187)	(6,097)

Minority interest	(55)	2,378	1,088
Net loss on capital transactions of subsidiary	—	(604)	(59)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(1,040)	(385)

Loss from continuing operations	(9,022)	(5,453)	(5,453)

(Loss) income from discontinued operations, net of income taxes of $0	(455)	2,731	2,731

Net loss	$(9,477)	$(2,722)	$(2,722)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.08)	$(0.08)	$(0.08)
(Loss) income from discontinued operations	0.00	0.04	0.04

Net loss	$(0.08)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	118,223	67,567	67,567

(1)	See Note 1.
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Six-	For the Six-Months
	Months Ended	Ended June 30, 2007
	June 30, 2008	Historical	Pro Forma(1)

Revenue	$43,129	$50,394	$34,831

Cost of sales	28,206	28,979	21,509

Gross profit	14,923	21,415	13,322

Selling, general and administrative expenses	18,156	28,928	18,186
Research and development expenses	1,526	5,166	2,804
Restructuring expenses	1,924	—	—
Asset impairment	4,369	—	—

Operating loss	(11,052)	(12,679)	(7,668)

Interest and other income	2,574	1,131	1,214
Interest expense	(4,210)	(2,166)	(1,413)
Equity in loss of affiliate	(2,206)	—	(4,626)

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(14,894)	(13,714)	(12,493)

Benefit (provision) for income taxes	288	(83)	(38)

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(14,606)	(13,797)	(12,531)

Minority interest	(104)	4,207	2,403
Net gain (loss) on capital transactions of subsidiary	—	4,750	(58)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(5,860)	(514)

Loss from continuing operations	(14,710)	(10,700)	(10,700)

Income from discontinued operations, net of income taxes of $0	457	2,829	2,829

Net loss	$(14,253)	$(7,871)	$(7,871)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.12)	$(0.16)	$(0.16)
Income from discontinued operations	0.00	0.04	0.04

Net loss	$(0.12)	$(0.12)	$(0.12)

Weighted average number of common shares outstanding — basic and diluted	116,307	67,353	67,353

(1)	See Note 1.
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six-Months Ended June 30, 2008
 (in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury		Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock		Equity

Balance, December 31, 2007	105,082	$1,051	$572,645	$(500,706)	$428	$	(2,423)	$70,995

Net loss	—	—	—	(14,253)	—		—	(14,253)
Comprehensive loss:
Foreign currency translation	—	—	215	—	(227)		—	(12)

Total comprehensive loss				(14,253)	(227)			(14,265)

Acquisition of Geissler Technologies Corporation	11,548	116	6,609	—	—		—	6,725
Issuance of common stock for services	1,638	16	726	—	—		—	742
Issuance of common stock for financing	230	2	202	—	—		—	204
Issuance of restricted stock and stock options for services	250	3	186	—	—		—	189
Issuance of shares in connection with warrants exercised	176	2	(2)	—	—		—	—
Re-pricing of common stock warrants	—	—	468	—	—		—	468
Stock issuance costs	—	—	(32)	—	—		—	(32)
Treasury shares issued to affiliate	—	—	(646)	—	—		646	—

Balance, June 30, 2008	118,924	$1,190	$580,371	$(514,959)	$201	$	(1,777)	$65,026

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six-	For the Six-Months
	Months Ended	Ended June 30, 2007
	June 30, 2008	Historical	Pro Forma(1)
Cash Flows From Operating Activities
Net loss	$(14,253)	$(7,871)	$(7,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Income) from discontinued operations	457	(2,829)	(2,829)
Equity compensation and other administrative expenses	536	1,844	542
Depreciation and amortization	2,456	2,449	1,202
Amortization of debt discount and financing costs	2,693	687	687
Allowance for doubtful accounts	(83)	139	141
(Recovery) allowance for inventory excess and obsolescence	1,388	395	—
Accrued interest income	—	—	(738)
Reduction of derivative warranty	—	(296)	(296)
Asset impairment	4,369	—	—
Loss on sale of equipment		8	8
(Gain) loss on capital transactions of subsidiaries	—	(4,750)	58
Equity in loss of affiliate	2,206	—	4,626
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	5,860	515
Minority interest in net income (loss) of subsidiaries	104	(4,207)	(2,403)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	86	(46)	(46)
Decrease in accounts receivable	(1,232)	(2,150)	(682)
Increase in inventories	(1,589)	(698)	(1,074)
(Increase) decrease in other current assets	(320)	(72)	87
Increase in accounts payable, accrued expenses and other short term and long term liabilities	2,765	5,781	6,528
Net cash provided by discontinued operations	1,496	323	323

Net Cash Provided by (Used in) Operating Activities	1,079	(5,433)	(1,222)

Cash Flows From Investing Activities
Decrease in notes receivable	3,421	60	60
Increase in other assets	(457)	(191)	(191)
Payments for costs of business acquisition	(58)	(4,215)	(4,215)
Payments on notes receivable from VeriChip	—	—	3,500
Investment in VeriChip Payments for property and equipment	—	—	(1,293)
Cash of formerly consolidated entity	(7,221)	—	(996)
Cash received from InfoTech	(485)	(1,158)	(890)
Net cash provided by (used in) discontinued operations	15	(449)	(449)

Net Cash Used in Investing Activities	(4,785)	(5,953)	(4,474)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	107	276	45
Proceeds from long term debt	25,342	6,000	6,000
Payment of debt	(28,976)	(1,564)	(1,564)
Net proceeds from VeriChip’s IPO	—	15,458	—
Other financing costs	—	(686)	(686)
Payment of dividend to subsidiaries’ minority shareholder	(36)	(53)	(53)
Issuance of common shares and warrants	—	287	15
Stock issuance costs	(32)	(37)	(37)
Net cash used in discontinued operations	—	(105)	(105)

Net Cash (Used in) Provided by Financing Activities	(3,595)	19,576	3,615

Net (Decrease) Increase In Cash and Cash Equivalents	(7,301)	8,190	(2,081)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	8	8

Cash and Cash Equivalents — Beginning of Period	9,443	7,068	7,068

Cash and Cash Equivalents — End of Period	$2,159	$15,266	$4,995

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
Digital Angel Corporation (formerly Applied Digital Solutions, Inc.), a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develop innovative identification and security products for consumer, commercial and government sectors worldwide. Our products that are often proprietary, provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in our product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications. When we refer to Destron Fearing, we are referring to our wholly-owned subsidiary, Destron Fearing Corporation (formerly Digital Angel Corporation), which previously traded on the American Stock Exchange. We acquired the minority owners’ interest in Destron Fearing effective December 28, 2007.
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
Currently, we operate in two business segments; Animal Identification (formerly Animal Applications) and Emergency Identification (formerly GPS and Radio Communications). During the three and six-months ended June 30, 2007, we operated in four business segments: Animal Identification, Emergency Identification, Healthcare and Security and Industrial. Our Healthcare and Security and Industrial segments comprised the operations of VeriChip Corporation (“VeriChip”) (NASDAQ: CHIP). During the three-months ended March 31, 2008, our ownership interest in VeriChip fell below 50% and, therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip under the equity method of accounting, as more fully discussed below. See Note 6 for further discussion on our segments.
The equity method of accounting is used for investments in affiliated companies, which we do not control and in which our interest is generally between 20% and 50% and we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip, which is included in the results from continuing operations, and IFTH Acquisition Corp., formerly known as InfoTech USA, Inc. (“InfoTech”), which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, during the first quarter of 2008 our ownership interests fell below 50% and as of June 30, 2008, we owned approximately 48.5% and 49.9% of VeriChip and InfoTech, respectively. Therefore, effective January 1, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. Prior period financial statements have been presented on a historical basis, and accordingly, include the results of operations of VeriChip and InfoTech under the consolidation method. For comparative purposes, we have presented an unaudited pro forma balance sheet as of December 31, 2007, unaudited pro forma statements of operations for the three and six-months ended June 30, 2007 and unaudited pro forma statement of cash flows for the six-months ended June 30, 2007 as if VeriChip and InfoTech had been accounted for under the equity method of accounting for those periods. These unaudited pro forma statements are included on the accompanying condensed consolidated financial statements and are labeled “Pro Forma”.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Basis of Presentation (continued)
Discontinued Operations
During the three-months ended March 31, 2008, we made a decision to sell our wholly-owned subsidiaries, Florida Decision Corporation (“FDC”, formerly Pacific Decision Sciences Corporation) and Thermo Life Energy Corp (“Thermo Life”). This decision was made as part of management’s strategy to streamline operations to focus more of its efforts on the Animal Identification and Emergency Identification businesses. During the quarter ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity Corporation (“Computer Equity”) and Perimeter Acquisition Corp. (“Perimeter”). In addition, on July 2, 2007, Destron Fearing sold its subsidiary, OuterLink Corporation (“OuterLink”). During the three-months ended June 30, 2007, we made a decision to sell our then majority-owned subsidiary, InfoTech. As a result, FDC, Thermo Life, OuterLink, Computer Equity, Perimeter and InfoTech are now classified as discontinued operations for all periods presented in this report. Discontinued operations are more fully discussed in Note 13.
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
Recent Events
VeriChip’s Stock Purchase Agreement
On May 15, 2008, VeriChip entered into a stock purchase agreement (the “VeriChip SPA”) to sell its wholly-owned subsidiary Xmark Corporation (“Xmark”) to The Stanley Works (“Stanley”) for $45 million in cash (the “Transaction”). In connection with the Transaction, we entered into the three following agreements with Stanley:
•	A Voting Agreement (the “Voting Agreement”) in which we granted an irrevocable proxy to vote in favor of the Transaction and against any alternative proposal. The Voting Agreement limited our ability to transfer shares of stock we held in VeriChip or vote for any alternative deal during the period prior to the consummation of the Transaction.
•	A Guarantee (the “Guarantee”) in favor of Stanley in which we will hold Stanley harmless from certain liabilities under the VeriChip SPA; and
•	A Non-Competition Agreement (the “Non-Competition Agreement”) in which we agreed that we will not compete in the businesses in which Xmark is currently operating for 3 years following the consummation of the Transaction. We do not operate in any of these businesses today. The Non-Competition Agreement will terminate upon a Change in Control Effective Date (as defined in the Non-Competition Agreement).
On May 15, 2008, we also entered into a letter agreement (the “Intercompany Letter Agreement”) with VeriChip, in which we and VeriChip agreed, among other things, that (i) we were permitted to name up to three designees to the Board of Directors of VeriChip after the closing of the Transaction, all of which shall be independent with the exception of Joseph J. Grillo, our President and Chief Executive Officer; (ii) VeriChip agreed to pay up to $250,000 of our expenses related to the Transaction and to pay us a Guarantee Fee of $250,000; (iii) VeriChip limited all bonus payments to those scheduled, with any changes or new payments to be pre-approved by us; (iv) Scott Silverman, the Chairman of the Board and Chief Executive Officer of VeriChip, entered into a separation agreement with VeriChip; and (v) we continue to have access to VeriChip’s financial information. The Intercompany Letter Agreement provided that the VeriChip SPA and the transactions contemplated thereby did not constitute an event of default under the (i) Commercial Loan Agreement dated December 27, 2005, as amended, between us and VeriChip, (ii) Security Agreement dated December 27, 2005, as amended, between us and VeriChip, and (iii) Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007, as amended, from VeriChip in favor of us.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Basis of Presentation (continued)
On the same date, we entered into a Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with our lenders, Laurus Master Fund, Ltd. (“Laurus”), Kallina Corporation (“Kallina”), Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., and PSource Structured Debt Limited (the “Lenders”), in which the Lenders gave their consent to our entrance into the Guarantee and the Voting Agreement. The Consent and Waiver Agreement sets forth changes to our term loan agreements with the Lenders and also provided that we prepay a portion of our debt held by the Lenders from the proceeds of the Transaction.
On July 18, 2008, VeriChip completed the transactions contemplated by the VeriChip SPA and sold Xmark for $47.9 million in cash including the $2.9 million of excess working capital. From the proceeds of the sale, VeriChip paid us approximately $5.3 million on July 18, 2008, $4.8 million of which was to prepay all of VeriChip’s outstanding obligations to us under the Commercial Loan Agreement, as amended, and $0.5 million was the reimbursement of transaction expenses and the guarantee fee per the terms of the Intercompany Letter Agreement. The $4.8 million debt repayment reflects the prepayment discount as provided by previously disclosed agreements. We repaid $3.2 million of our debt with Laurus with the funds received. As a result of the prepayment discount, we will record a loss on debt forgiveness of approximately $2.5 million in the three-months ended September 30, 2008. In addition, pursuant to the Intercompany Letter Agreement, our chief executive officer, Joseph Grillo was appointed chairman of the board of directors of VeriChip effective July 18, 2008, replacing Scott R. Silverman.
On Friday, August 8, 2008, VeriChip announced that it will pay a one-time special cash dividend of $1.35 per share on August 28, 2008 to shareholders of record on August 18, 2008. As a result, we expect to receive a special dividend associated with the approximately 5.4 million shares of VeriChip common stock that we own of approximately $7.2 million on August 28, 2008.
Sale of FDC
Effective June 2, 2008, we sold all of the assets of FDC pursuant to an Asset Purchase Agreement (the “FDC Agreement”) among us, FDC and Customer Service Delivery Platform (the “Buyer”). The purchase price for the assets was $2.0 million, of which $1.8 million is payable in 48 equal monthly installments pursuant to the terms of a non-interest bearing promissory note. Approximately $0.2 million was owed to the buyer at the time of the sale and, therefore, credited against the purchase price. The promissory note is secured by all of the assets of the Buyer, including the FDC assets it acquired in the transaction. We have received the first monthly payment and recorded a gain of $5 thousand since June 30, 2008.
Certain results of the Annual Meeting of Stockholders
We held our annual meeting of stockholders on June 20, 2008. At this meeting, the stockholders approved all the proposals stated in the Definitive Proxy Statement on Form DEF 14A filed with the Securities Exchange Commission on April 29, 2008, and as amended on May 16, 2008. Therefore, our Certificate of Incorporation was amended on June 20, 2008 to change our name from Applied Digital Solutions, Inc. to Digital Angel Corporation and to increase the number of authorized shares of common stock from 165,000,000 to 190,000,000 shares. In addition, the number of authorized shares of common stock issuable under the 2003 Flexible Stock Plan was increased from 5,200,000 to 7,000,000, effective June 20, 2008. Effective May 13, 2008, our subsidiary, Destron Fearing Corporation (formerly Digital Angel Corporation), amended its Certificate of Incorporation to change its name from Digital Angel Corporation to Destron Fearing Corporation.
Restructuring Plan
On June 30, 2008 we announced a restructuring plan for our Animal Identification and Corporate segments. The restructuring plan is more fully discussed in Note 17.
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

DIGITAL ANGEL CORPORATION
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
In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. We prospectively adopted EITF 07-3 on January 1, 2008, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures
In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
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
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Impact of Recently Issued Accounting Standards (continued)
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
3. Inventories
Inventories consist of the following:

	June 30,	December 31, 2007
	2008	Historical	Pro Forma(1)
		(in thousands)
Raw materials	$13,149	$12,819	$11,408
Work in process	1,391	1,640	1,128
Finished goods	2,570	3,198	2,881

	17,110	17,657	15,417
Less: Allowance for excess and obsolescence	(2,613)	(1,817)	(1,225)

Total inventory	$14,497	$15,840	$14,192

(1)	See Note 1.
We had $9.9 million and $9.8 million of our inventory at non-domestic locations at June 30, 2008 and December 31, 2007, respectively.
4. (Loss) Income Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted (loss) income per share:
Loss from continuing operations	$(9,022)	$(5,453)	$(14,710)	$(10,700)
(Loss) income from discontinued operations	(455)	2,731	457	2,829

Net loss attributable to common stockholders	$(9,477)	$(2,722)	$(14,253)	$(7,871)

Denominator for basic and diluted (loss) income per share:
Basic and diluted weighted-average shares outstanding (2)	118,223	67,567	116,307	67,353

(Loss) income per share — basic and diluted
Continuing operations	$(0.08)	$(0.08)	$(0.12)	$(0.16)
Discontinued operations	0.00	0.04	0.00	0.04

Total — basic and diluted	$(0.08)	$(0.04)	$(0.12)	$(0.12)

(1)	Unaudited pro forma (loss) income per share is not presented here as our historical (loss) income per share for the three and six-months ended June 30, 2007 does not differ from our unaudited pro forma (loss) income per share as presented on our condensed consolidated statement of operations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. (Loss) Income Per Share (continued)

(2)	The following stock options and warrants outstanding as of June 30, 2008 and 2007 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	June 30,
	2008	2007
Stock options(3)	20,222	5,973
Warrants	9,302	4,229
Restricted stock	—	50
Common stock to be issued in settlement of liability	—	1,885

Total	29,524	12,137

(3)	The increase in the number of outstanding options is primarily related to the merger with and the resulting change in the minority interest in Destron Fearing as discussed in Note 7.
5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six-months ended June 30, 2008, we amended certain terms of three of our existing financing agreements as follows:
$13.5 Million Secured, Non-Convertible Term Note
On August 24, 2006, we entered into a $13.5 million secured, non-convertible term note (the “2006 Note”) with Laurus, in the original principal amount of $13.5 million. The 2006 Note, as amended on October 31, 2007, accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of February 1, 2010. The 2006 Note allows for optional redemption without a prepayment penalty. We were obligated to make monthly principal payments of $200,000 from November 1, 2007 to August 1, 2008 and $250,000 beginning on September 1, 2008 to the maturity date. On February 29, 2008, in connection with a financing between VeriChip and Kallina, an affiliate of Laurus, we entered into a letter agreement with Laurus, which further amended the 2006 Note. Per the terms of the letter agreement, we agreed to make a prepayment in the amount of $1.9 million, and as a result, we are not required to make a principal payment under the 2006 Note until October 1, 2008 at which time we will be required to make a principal payment of $22 thousand and to make principal payments each month thereafter for approximately $0.3 million. We used a portion of the proceeds from a prepayment that VeriChip made on its loan to us on February 29, 2008, which is more fully discussed in Note 15, to make the prepayment on the 2006 Note.
$7.0 Million Secured, Non-Convertible Term Note
On August 31, 2007, we entered into a $7.0 million secured, non-convertible term note (the“2007 Note”) with Kallina. The 2007 Note, as amended on October 31, 2007, accrues interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0% (11.0% as of June 30, 2008), called for monthly principal payments of $0.2 million beginning on March 1, 2008 and matures on February 1, 2010. The 2007 Note allows for optional redemption without a prepayment penalty. On February 29, 2008, in connection with a financing between VeriChip and Kallina, we entered into a letter agreement with Kallina, which further amended the 2007 Note. Per the terms of the letter agreement, we agreed to make a prepayment in the amount of $1.1 million, and as a result, we are not required to make a payment under the 2007 Note until October 1, 2008, at which time we will be required to make a principal payment of $11 thousand and to make principal payments each month thereafter in the amount of approximately $0.1 million. We used a portion of the proceeds from a prepayment that VeriChip made on its loan to us on February 29, 2008, which is more fully discussed in Note 15, to make the prepayment on the 2007 Note.
In connection with the February 29, 2008 letter agreement amending the 2006 Note and the 2007 Note, we issued to Valens Offshore SPV II, Corp. (the “VeriChip Lender”), an affiliate of Laurus and Kallina, 230,000 shares of our common stock valued at approximately $0.2 million. The value of the common stock has been recorded as interest expense in the three-months ended March 31, 2008. In addition, as a result of the prepayment of the 2006 Note and the 2007 Note, during the three-months ended March 31, 2008, we amortized approximately $0.6 million of debt issue costs and original debt issue discount associated with these notes. This amortization is reflected as additional interest expense in the six-months ended June 30, 2008.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
On July 21, 2008, we entered into an Omnibus Amendment (“Amendment”) with Laurus, Kallina, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC and Psource Structured Debt Limited (collectively, the “Lenders”, which are all affiliated) and LV Administrative Services, Inc., the administrative and collateral agent for the Lenders. Under the terms of the Amendment, we agreed to reduce the exercise price of previously issued and outstanding warrants to purchase an aggregate of 6,225,782 shares of our common stock on condition that the Lenders exercise such warrants in full in cash within two business days. The exercise prices of the warrants, which ranged from $0.70 to $2.414 per share and had a weighted average exercise price of $0.82 per share, were reduced to an exercise price of $0.40 per share. The Amendment also restricts the Lenders in the amount of common shares, issued upon exercise of the warrants, they can resell each month.
The Amendment further amended Section 6.17 of the Securities Purchase Agreement dated August 31, 2007, as amended, between the us and Kallina, to provide that once our total amount of indebtedness under notes issued to the Lenders is $7 million or less, Kallina’s board observation rights will be terminated. To facilitate the exercise of Laurus’ rights under the Replacement Common Stock Purchase Warrant dated July 31, 2003 to purchase 175,000 shares (“Original Warrant”), we issued Laurus a Common Stock Purchase Warrant to purchase 175,000 shares (“Replacement Warrant”) in exchange for the Original Warrant. The Replacement Warrant increased the maximum beneficial ownership percentage allowable upon exercise of the warrant from 4.99% to 9.99%. The Replacement Warrant also terminated the registration rights Laurus previously had under the Original Warrant. On July 22, 2008, the Lenders exercised warrants to purchase an aggregate of 6,225,782 shares of our common stock for approximately $2.49 million in cash. As a result of the repricing of the warrants, we will record approximately $0.6 million of non-cash interest expense during the three-months ended September 30, 2008.
Amendments of Warrants and Conditional Consent to Asset Sales
We entered into an Amendment of Warrants and Conditional Consent to Asset Sales, dated February 29, 2008, among us, Laurus and Kallina pursuant to which Laurus and Kallina provided a conditional consent to the sale of the capital stock of certain of our wholly-owned subsidiaries, as is required under the Securities Purchase Agreement, dated August 24, 2006, among us and Laurus and the Securities Purchase Agreement, dated August 31, 2007, among us and Kallina. The consent is conditioned on us obtaining Laurus’ and Kallina’s approval of the terms of each proposed sale, that the purchase price be paid in cash, and that no event of default shall have occurred and be continuing under the 2006 Note and the 2007 Note. In addition, all net proceeds in excess of $1.5 million generated from the sale of the capital stock of certain of the our wholly-owned subsidiaries must be used to repay the 2006 Note and the 2007 Note. As consideration for the amendment, we agreed to reduce the exercise price applicable to three warrants previously issued to Laurus and Kallina to $0.70 per share. The three warrants were collectively exercisable for a total of 4.3 million shares of our common stock. As a result of re-pricing the warrants, we recorded additional interest expense of approximately $0.5 million in the six-months ended June 30, 2008.
RBS Invoice Discounting Agreement
Destron Fearing’s majority-owned subsidiary, Signature Industries Limited (“Signature”) has entered into an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. In February 2008, the RBS Invoice Discounting Agreement was amended to increase the outstanding balance limit from £2.0 million to £2.5 million, subject to restrictions on the use of proceeds. Under the RBS Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.5 million (approximately $5.0 million at June 30, 2008) at any given time. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (6.25% at June 30, 2008). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,600) per month. Discounting charges of $54 thousand and $33 thousand are included in interest expense for the three-months ended June 30, 2008 and 2007, respectively. Discounting charges of $0.1 million and $57 thousand are included in interest expense for the six-months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, £1.2 million (approximately $2.4 million) was outstanding and £0.9 million (approximately $1.8 million) was available under the RBS Invoice Discounting Agreement.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
Nordisk Factoring Agreement
In March 2008, Destron Fearing’s wholly-owned subsidiary, Daploma International A/S (“Daploma”), entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Daploma’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.3 million at June 30, 2008) at any given time. As security, Daploma assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Daploma pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $7,400) per year. As of June 30, 2008, Daploma had assigned DKK 2.8 million receivables (approximately $0.6 million) to Nordisk and had no availability under the agreement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources from Continuing Operations,” which are presented below, for a discussion of the availability under our credit facilities.
6. Segment Information
Currently, we operate in two business segments: Animal Identification and Emergency Identification.
Animal Identification
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s products (many of which are proprietary) focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and
•	implantable microchips and RFID scanners for the companion pet, horse, livestock, and fish and wildlife industries.
Emergency Identification
Our Emergency Identification segment’s products (many of which are proprietary) provide animal identification and emergency location of aircraft, people and maritime vessels. This segment’s principal products are:
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
As more fully discussed in Note 1, during the three and six-months ended June 30, 2007, we operated in two additional segments, Healthcare and Security and Industrial. These segments comprised the operations of VeriChip, which we began accounting for under the equity method of accounting on January 1, 2008. Therefore, the selected data shown below does not include the Healthcare and Security and Industrial segment data for the three and six-months ended June 30, 2008. The Healthcare and Security and Industrial segments are more fully described in Note 21 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Also included is other income of approximately $1.7 million associated with the reversal of certain liabilities related to companies that we sold or closed in 2001 and 2002 and other liabilities that we did not guarantee and that we do not intend to pay. Included in the liabilities of “Corporate/Eliminations” as of June 30, 2008, are approximately $0.7 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that $0.7 million of these net liabilities will be reversed during the remainder of 2008, as they will no longer be considered our legal obligations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment income as presented below.
The following is selected segment data as of and for the periods ended:

						Total From
	Animal	Emergency		Security and	Corporate/	Continuing
	Identification	Identification	Healthcare	Industrial	Eliminations	Operations
As of and For the Three-Months Ended June 30, 2008
Revenue	$9,606	$11,097	$—	$—	$—	$20,703
Operating (loss) income	(7,235)	881	—	—	(2,651)	(9,005)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiaries	(7,941)	837	—	—	(2,132)	(9,236)

Total assets from continuing operations	$73,191	$33,452	$—	$—	$26,688	$133,331

2007
Revenue	$11,029	$8,504	$5,863	$2,327	$—	$27,723
Operating loss	(1,284)	(387)	(1,656)	(414)	(1,345)	(5,086)
Loss from continuing operations before income taxes, minority interest and gain attributable to capital transactions of subsidiaries	(1,972)	(439)	(1,976)	(603)	(1,184)	(6,174)

Total assets from continuing operations	$79,114	$18,301	$44,925	$9,063	$17,562	$168,965

						Total From
	Animal	Emergency		Security and	Corporate/	Continuing
	Identification	Identification	Healthcare	Industrial	Eliminations	Operations
As of and For the Six-Months Ended June 30, 2008
Revenue	$21,349	$21,780	$—	$—	$—	$43,129
Operating (loss) income	(7,549)	1,442	—	—	(4,945)	(11,052)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiaries	(9,014)	1,354	—	—	(7,234)	(14,894)

Total assets from continuing operations	$73,191	$33,452	$—	$—	$26,688	$133,331

2007
Revenue	$21,289	$13,542	$11,174	$4,389	$—	$50,394
Operating loss	(3,912)	(847)	(3,984)	(1,027)	(2,909)	(12,679)
Loss from continuing operations before income taxes, minority interest and gain attributable to capital transactions of subsidiaries	(4,430)	(923)	(4,472)	(1,375)	(2,514)	(13,714)

Total assets from continuing operations	$79,114	$18,301	$44,925	$9,063	$17,562	$168,965

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions
Acquisition of Geissler Technologies Corporation
On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Merger Agreement”) with GT Acquisition Sub, Inc. (our wholly-owned subsidiary), GTC and the five shareholders of GTC (the “Holders”) , pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned our ownership of GT Acquisition Sub, Inc. to Destron Fearing, such that GT Acquisition Sub, Inc. became a wholly-owned subsidiary of Destron Fearing.
Under the terms of the GTC Merger Agreement, at closing, we paid approximately 10.6 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may also be paid in cash, in shares of our common stock or VeriChip common stock that we own, or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008 and April 2008, we paid an aggregate of approximately $0.6 million under the earn-out provision by issuing to the Holders a total of 338,295 shares and 569,869 shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the relevant patent filing date. We are currently in the process of determining the values and lives of the various acquired intangibles.
In connection with the GTC Merger, Kallina and its affiliates (collectively the “Lenders”) required that GT Acquisition Sub, Inc., as the surviving company of the GTC Merger, enter into Joinder Agreements with the Lenders. One of the Joinder Agreements provided that we pledge the stock of GT Acquisition Sub, Inc. to Kallina and join GT Acquisition Sub, Inc. as a party to the Security Agreement and IP Security Agreement, each dated August 31, 2007, entered into between Destron Fearing, certain of its subsidiaries and Kallina. The other Joinder Agreement provided that GT Acquisition Sub, Inc. become a guarantor under the Subsidiary Guaranty, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders and that the Stock Pledge Agreement, dated August 31, 2007, entered into between us, certain of our subsidiaries and the Lenders be amended to include the stock of GT Acquisition Sub, Inc.
Merger with Destron Fearing
On August 8, 2007, as amended on December 4, 2007, we and Destron Fearing entered into an Agreement and Plan of Reorganization (the “DA Merger Agreement”) by and among us, Destron Fearing and Digital Angel Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, (the “Acquisition Subsidiary”), pursuant to which the Acquisition Subsidiary was merged with and into Destron Fearing, with Destron Fearing surviving and becoming a wholly-owned subsidiary of ours (the “DA Merger”). Our board of directors and Destron Fearing’s board of directors each unanimously approved the DA Merger. The DA Merger was approved at a special meeting of our and Destron Fearings stockholders held on December 21, 2007.
On December 28, 2007, we consummated the DA Merger and each outstanding share of Destron Fearing’s common stock not owned by us was converted into 1.4 shares of our common stock. The shares of our common stock issued to Destron Fearing stockholders in connection with the DA Merger represented approximately 29% of the outstanding shares of our common stock immediately following the consummation of the DA Merger. In addition, at the effective time, each of Destron Fearing’s stock options and warrants existing on the effective date were converted into options and warrants to acquire 1.4 shares of our common stock. Total consideration paid for the minority owners’ interest was approximately $42.6 million determined as follows:

(in thousands)
Number of Destron Fearing minority interest shares outstanding at the effective time of the merger	21,330
Exchange ratio per the terms of the DA Merger Agreement	1.4

Number of shares of our common stock issued	29,862
Value of our common stock issued (1)	$1.152

Value of the shares exchanged	$34,401
Value of the 13.3 million Destron Fearing options assumed (2)	5,430
Value of the 2.1 million Destron Fearing warrants assumed (3)	1,041
Transaction costs	1,691

Total purchase price	$42,563

(1)	The fair value of our common stock was determined using an average of the closing prices of our common stock for the period beginning two trading days before and ending two trading days after August 9, 2007, the date on which the acquisition was publicly announced.

(2)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.52% and a weighted average life of 5.0 years.

(3)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.62% and a weighted average life of 4.9 years.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
The DA Merger was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the minority owners’ portion of the assets acquired was recorded as goodwill of $10.7 million. Intangible assets with an estimated fair value of $11.7 million were also recognized in the acquisition. These intangible assets consist of customer relationships, trademarks, patents and tradename. The customer relationships, patents and trademarks are being amortized over periods ranging from 3.75 to 12.2 years. The tradename has an indefinite life. Approximately $0.3 million and $0.7 million of amortization expense was recorded in the three and six-months ended June 30, 2008 for these intangible assets.
McMurdo Limited
On April 5, 2007, Signature acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Signature’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to Signature’s revenue base. The assets and contracts acquired included fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility. Signature entered into a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Asset Sale and Purchase Agreement (the “Agreement”), Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, Destron Fearing guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. Destron Fearing paid net consideration of approximately $7.3 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and an additional purchase price payment of approximately $1.0 million in February 2008. Per the terms of the Agreement, Signature was obligated to make an additional purchase price payment of approximately $2.0 million. However, Signature held back approximately $1.0 million, of the additional purchase price payment because of certain warranty reimbursement claims and indemnity obligations under the Agreement. Chemring and Signature have since filed claims in the English courts seeking payment from the other. See Note 18 for further discussion on these claims.
In connection with the purchase of McMurdo, we acquired various trademarks, patents and customer relationships with lives ranging from 4 to 11 years. In the three and six-months ended June 30, 2008, we recorded approximately $21 thousand and $43 thousand, respectively, of amortization expense related to these intangible assets.
The total purchase prices of GTC, the minority owners’ interest in Destron Fearing and McMurdo were allocated as follows, in thousands:

		Minority Owners’
		Interest in
	GTC	Destron Fearing	McMurdo
Current assets	$378	$14,029	$2,210
Equipment	59	5,569	636
Other assets	—	412	—
Intangibles:
Patented and non-patented proprietary technology	—	5,274	20
Trademarks and tradenames	—	4,978	2,860
Customer relationships and non-compete	—	9,069	840
Goodwill	6,952	26,773	1,350
Current liabilities	(571)	(8,127)	—
Long-term debt and other liabilities	—	(8,800)	—
Deferred tax liability	—	(6,614)	(614)

Total	$6,818	$42,563	$7,302

The fair value of the acquired intangible assets, as presented above, was determined using discounted cash flow methodology.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
The purchase price allocation for GTC and for the minority owners’ interest in Destron Fearing as reflected in the table above is preliminary and subject to change. Any increase or decrease in the acquired assets and liabilities will result in an increase or decrease in goodwill.
In determining the purchase prices for GTC and McMurdo, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the complementary nature of each product offerings as an extension of the offerings of the other company and of our existing businesses; (iv) similarities in corporate cultures; and (v) the opportunity for expanded research and development of the combined or new product offerings. In determining the purchase price for the acquisition of the minority owners’ interest in Destron Fearing we considered: (i) the value of Destron Fearing’s common stock as traded on the AMEX; (ii) the expected cost savings as a result of eliminating public company expenses from Destron Fearing; (iii) the ability to streamline operations; (iv) the simplification of our corporate structure; and (v) the elimination of the overhang on Destron Fearing’s common stock, among other factors.
Based on our assessments, we determined that it was appropriate to offer purchase prices for these businesses that resulted in the recognition of goodwill.
Proformas (Unaudited)
The acquisitions were accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC, the minority owners’ interest in Destron Fearing and McMurdo from the date of acquisition. Unaudited pro forma results of operations of the Company for the three-months ended June 30, 2007 and six-months ended June 30, 2008 and 2007 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2007 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	Three-Months	Six-Months Ended
	Ended June 30,	June 30,
(in thousands)	2007	2008	2007

Net operating revenue	$19,597	$43,157	$39,234
Net loss from continuing operations	$(7,061)	$(14,711)	$(14,065)
Net loss from continuing operations per common share — basic and diluted	$(0.06)	$(0.13)	$(0.13)
8. Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by VeriChip have been reflected in the condensed consolidated statement of operations. For the three and six-months ended June 30, 2007, we recorded a loss of $0.6 million and a gain of $4.8 million, respectively on the issuance of shares of VeriChip’s common stock. The gain (loss) resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and the net proceeds from the issuance of the stock.
We recorded a loss of $1.0 million during the three-months ended June 30, 2007 and loss of $5.9 million during the six-months ended June 30, 2007 attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip and Destron Fearing.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Investments in Affiliate
The equity method of accounting is used for investments in affiliated companies, which are not controlled by us and in which our interest is generally between 20% and 50%, and we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip, which is included in the results from continuing operations, and InfoTech, which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, in the three-months ended March 31, 2008 our ownership fell below 50%, therefore we began accounting for VeriChip and InfoTech under the equity method of accounting. As of June 30, 2008, we owned approximately 48.5% and 49.9% of VeriChip and InfoTech, respectively. Since we owned a majority of VeriChip and InfoTech at December 31, 2007 and during the three and six-months ended June 30, 2007, our condensed consolidated financial statements as of December 31, 2007 and for the three and six-months ended June 30, 2007 include VeriChip and InfoTech on a consolidated basis. For comparative purposes, we have presented an unaudited pro forma balance sheet as of December 31, 2007, pro forma statements of operations for the three and six-months ended June 30, 2007 and pro forma statement of cash flows for the six-months ended June 30, 2007 as if VeriChip and InfoTech were accounted for under the equity method of accounting for those periods. These unaudited pro forma statements are included in the accompanying condensed consolidated financial statements and are labeled “Pro Forma”.
Changes in our interest arising from capital transactions of an investee are accounted for in the statement of operations. The table below summarizes the activity of our investment in VeriChip (our investment in InfoTech is presented in discontinued operations):

VeriChip

Balance at January 1, 2008	$12,293
Equity in loss	(2,751)
Other	545

Balance at June 30, 2008	$10,087

Ownership interest at June 30, 2008	48.5%
The table below summarizes VeriChip’s balance sheet and statement of operations for the periods shown.

	June 30,	December 31,
	2008	2007
	(in thousands)
Total assets	$47,108	$49,998
Total liabilities	24,855	24,407
Total stockholders’ equity	22,253	25,591

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenues	$9,739	$6,976	$18,337	$15,563
Net loss	(4,528)	(1,170)	(5,434)	(2,190)
See Note 6 for a discussion of VeriChip’s operating segments for the three and six-months ended June 30, 2007.
10. Warrants Classified as a Liability
In February 2007, in connection with a prior debt financing, Destron Fearing issued warrants to two warrant holders. The warrants contained certain anti-dilution and cash settlement provisions and, accordingly, Destron Fearing accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 0.7 million warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debt securities issued and amortized to interest expense over the life of the debt securities issued, which was repaid on August 31, 2007. The warrants were required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in the fair value recorded as income or expense. Approximately $0.1 million of expense and $0.3 million of income was recorded in the three and six-months ended June 30, 2007, respectively, as a result of the change in the fair value of the warrants. In December 2007, pursuant to Securities Exchange Agreements with the holders, the warrants were exchanged for shares of Destron Fearing’s common stock.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee stock plans, which were outstanding as of December 31, 2007, and are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
During the three-months ended June 30, 2008 and 2007, we recorded approximately $0.1 million and $0.2 million, respectively, in compensation expense related to stock options granted to our employees. During the six-months ended June 30, 2008 and 2007, we recorded approximately $0.2 million and $0.5 million, respectively of compensation expense related to stock options granted to our employees.
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three and six-months ended June 30, 2008 and 2007:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.06 — 3.57%	4.97%	2.80 — 3.57%	4.97%
Expected life (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.0%	60.0%	60.0%	60.0%
Weighted-average volatility	60.0%	60.0%	60.0%	60.0%
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
A summary of our stock option activity as of June 30, 2008, and changes during the six months then ended is presented below (in thousands, except per share amounts):

		Weighted		Aggregate
	Stock	Average	Weighted Average	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2008	19,242	$2.80
Granted	1,756	0.73
Exercised	—	—
Forfeited or expired	(776)	3.18

Outstanding at June 30, 2008	20,222	$2.61	5.7	$539	*

Vested or expected to vest at June 30, 2008	20,115	$2.62	5.7	$529	*

Exercisable at June 30, 2008	18,448	$2.79	5.3	$374	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.76 per share at June 30, 2008.
The total intrinsic value of options exercised during the three-months ended June 30, 2008 and 2007 was nil and $2.0 million, respectively, and nil and $2.0 million for the six-months ended June 30, 2008 and 2007, respectively. At June 30, 2008, we had 2.7 million options available for issuance under our plans.
As of June 30, 2008, there was $0.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three and six-months ended June 30, 2008, was $15 thousand and $0.7 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the six-months ended June 30, 2007 was $15 thousand. There were no exercises during the three-months ended June 30, 2008 and 2007 and the six-months ended June 30, 2008.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Stock Options and Restricted Stock (continued)
A summary of the status of our nonvested stock options as of June 30, 2008 and changes during the six-months ended June 30, 2008, is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2008	115	$1.45
Granted	1,669	0.55
Vested	(10)	1.52
Forfeited or expired	—	—

Nonvested at June 30, 2008	1,774	$0.60

In addition to the stock options presented above, Thermo Life has 4.4 million fully vested stock options outstanding. As of June 30, 2008, the intrinsic value of these stock options was nil.
Restricted Stock
During the first quarter of 2005 and December 2006, we issued 0.3 million shares of restricted common stock which vested over periods ranging from 12 to 34 months. The total value of these shares was approximately $1.0 million and we recorded compensation expense of approximately $35 thousand and $0.1 million during the three and six-months ended June 30, 2007, respectively, associated with these shares.
In January 2008, we issued 0.3 million shares of restricted common stock to our board of directors. The restricted stock vests ratably over five years. The total value of these shares was approximately $0.2 million and we recorded compensation expense related to these shares of approximately $18 thousand and $31 thousand during the three and six-months ended June 30, 2008, respectively.
12. Income Taxes
Our effective income benefit (provision) tax rate was 2.0% and (6.1)% for the six-months ended June 30, 2008 and 2007, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2008 and 2007.
We, in combination with our 80% or more owned subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2004. The Internal Revenue Service is currently examining our 2005 federal income tax return.
13. Discontinued Operations
During the three-months ended March 31, 2008, our board of directors made a decision to sell two of our wholly-owned subsidiaries: FDC and Thermo Life. Our decision was made as part of management’s strategy to streamline our operations to focus more of our efforts on the RFID and the GPS and radio communication markets. FDC provides service relationship management software, and Thermo Life is a development company with patented rights to a thin-film thermoelectric generator.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. InfoTech provides computer hardware and IT services. In addition, on July 2, 2007, Destron Fearing completed its previously announced sale of its wholly-owned subsidiary, OuterLink. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, Destron Fearing sold all of the issued and outstanding shares of stock of OuterLink for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which was repaid in November 2007. The Stock Purchase Agreement contained customary representations and warranties of the parties and indemnification provisions.
As a result of our board of directors’ decision to sell FDC, Thermo Life, InfoTech, Computer Equity and Perimeter and Destron Fearing’s board of directors’ decision to sell OuterLink, the financial condition, results of operations and cash flows of FDC, Thermo Life, InfoTech, Computer Equity, Perimeter and OuterLink have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented. As discussed in Note 9, we no longer own a majority of the outstanding stock of InfoTech. Therefore, InfoTech’s summarized operating data and changes in capital are presented below, in thousands, under the equity method of accounting.

	Three-Months Ended			Six-Months Ended
	June 30,	June 30, 2007		June 30,	June 30, 2007
	2008	Historical	Pro Forma	2008	Historical	Pro Forma

Revenue	$3,232	$11,141	$8,323	$8,948	$19,877	$14,018
Cost of sales	2,281	6,295	3,972	5,447	11,957	7,194

Gross profit	951	4,846	4,351	3,501	7,920	6,824

Selling, general and administrative expenses	1,230	2,524	1,902	2,606	5,261	3,825
Research and development expenses	40	364	364	144	852	852
Interest and other income	53	916	884	49	956	884
Interest expense	(72)	(61)	(1)	(144)	(122)	(1)
Equity in loss and capital transactions of affiliate	(10)	—	(80)	(100)	—	(198)

(Loss) income before income taxes and minority interest	(455)	2,813	2,888	457	2,641	2,832

Provision for income taxes	—	(297)	(297)	—	(377)	(377)

(Loss) income before minority interest	(455)	2,516	2,591	457	2,264	2,455

Minority interest	—	215	140	—	563	374
Gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	—	—	—	2	—

(Loss) income from discontinued operations, net of income taxes of $0	$(455)	$2,731	$2,731	$457	$2,829	$2,829

(Loss) income from discontinued operations per common share — basic and diluted	$0.00	$0.04	$0.04	$0.00	$0.04	$0.04
Weighted average number of common shares outstanding — basic and diluted	118,223	67,567	67,567	116,307	67,353	67,353
The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. FDC’s customer, International Business Machines Corp. (“IBM”), terminated two statements of work (“SOWs”) during the three-months ended March 31, 2008. As a result of the termination of the SOWs, we have recognized previously deferred revenue associated with these SOWs of approximately $1.6 million in the six-months ended June 30, 2008. We have not provided income taxes or benefit on the income (loss) from discontinued operations due to our current tax status and net operating loss carryforwards.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
In accordance with FAS 144, any additional operating losses for FDC, Thermo Life, InfoTech, Computer Equity and Perimeter or changes in the values of their assets or liabilities, as well as any gain or loss on the sale of these businesses will be reflected in our financial condition and results of discontinued operations as incurred.
The net (liabilities) assets of discontinued operations as of June 30, 2008 and December 31, 2007 were comprised of the following:

	June 30,	December 31, 2007
	2008	Historical	Pro Forma
	(in thousands)
Current assets
Cash	$50	$841	$407
Accounts receivable	1,794	5,244	4,328
Inventory	692	594	550
Other current assets	95	1,003	299

Total current assets	2,631	7,682	5,584
Property and equipment, net	176	327	327
Goodwill and intangibles, net	—	1,905	1,905
Other assets, net	4	17	11
Investment in affiliate	518	—	477

Total assets	$3,329	$9,931	$8,304

Current liabilities
Notes payable	$1,050	$1,014	$1,014
Accounts payable	1,901	1,764	1,551
Accrued expenses and other current liabilities	1,158	1,620	906
Deferred revenue	—	1,934	1,890

Total current liabilities	4,109	6,332	5,361
Notes payable	1,546	2,406	2,406
Deferred revenue	—	131	131
Other long-term liabilities	—	95	95

Total liabilities	5,655	8,964	7,993
Minority interest	—	554	—

Net (liabilities) assets of discontinued operations	$(2,326)	$413	$311

Sale of FDC
Effective June 2, 2008, we sold all of the assets of FDC pursuant to an Asset Purchase Agreement (the “Agreement”) among the Company, FDC and Customer Service Delivery Platform Corporation (the “Buyer”). The purchase price for the assets was $2.0 million, of which $1.8 million is payable in 48 equal monthly installments pursuant to the terms of a non-interest bearing promissory note, and $0.2 million was related to amounts owed to the buyer and, therefore, credited against the purchase price. The promissory note is secured by all of the assets of the Buyer, including the FDC assets it acquired in the transaction. The Company expects to record a deferred gain of approximately $0.2 million in connection with this transaction. The gain will be recognized ratably upon collection of the note receivable.
Sale of Computer Equity
In July 2008, we entered into a Stock Purchase Agreement with Sterling Hallmark, Inc., a California corporation (“Sterling”), whereby we sold all the issued and outstanding stock of Computer to Sterling (the “Sale”). As a result of the Sale, Sterling indirectly acquired Government Telecommunications, Inc., a Virginia corporation and a wholly-owned subsidiary of CEC (“GTI”).
Under the terms of the agreement, Sterling paid us $600,000 — $400,000 in cash and a secured promissory note in the principal amount of $200,000. The secured promissory note was due and paid in full on August 1, 2008. Intercompany loans between CEC, GTI and us were forgiven by the parties. Also, the shares of CEC and GTI that were pledged by us to Kallina pursuant to the Stock Pledge Agreement dated August 31, 2007 and Laurus pursuant to the Stock Pledge Agreement dated August 24, 2006 to secure our obligations were released by such lenders and are now pledged to us in connection with the secured promissory note.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
In connection with the Sale, GTI, the Company and Verizon Federal Inc. entered into an amendment (“Amendment”) to the Confidential Settlement Agreement and Release entered into by the same parties on December 19, 2007 (“Settlement Agreement”). The Amendment, among other things, released us from our guaranty of GTI’s obligations under the Settlement Agreement (“Guaranty”) in exchange for $1.5 million paid by Sterling to Verizon Federal Inc. as partial consideration for the Sale. In addition, Sterling assumed the remainder of the liability associated with the Guaranty, which was approximately $1.1 million as of July 10, 2008. Therefore, as a result of the Sale and the Amendment, we are no longer liable for GTI’s obligations under the Settlement Agreement, as amended. In addition, we and Sterling entered into a Noncompetition and Confidentiality Agreement, whereby we are prohibited, among other things, from engaging in certain competing business activities and soliciting Sterling’s customers and employees for a period of two years.
As a result of the Sale, we expect to record a gain of approximately $3.5 million in the three-months ended September 30, 2008 which will be included in our results from discontinued operations.
Sale of 49.94% ownership in InfoTech
On August 1, 2008, pursuant to a Stock Purchase Agreement (the “Agreement”) between us and Blue Moon Energy Partners LLC, a Florida limited liability company (“Blue Moon”), we sold 2,570,000 shares of InfoTech which constitutes all of the shares of InfoTech owned by us, to Blue Moon. The consideration paid by Blue Moon to us under the Agreement was $0.4 million in cash. Blue Moon is managed by Scott R. Silverman, a former executive officer of VeriChip and William J. Caragol, a current executive officer of VeriChip and, thus, this is a related party transaction.
14. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(9,477)	$(2,722)	$(14,253)	$(7,871)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	39	131	(12)	176

Total comprehensive loss	$(9,438)	$(2,591)	$(14,265)	$(7,695)

15. Related Party Transactions
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
Note Receivable from VeriChip
VeriChip has financed a significant portion of its operations and investing activities primarily through funds that we provided. On December 27, 2005, we and VeriChip entered into the VeriChip Loan to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest as published by The Wall Street Journal. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. The amendment further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Related Party Transactions (continued)
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the VeriChip Loan documents, which increased the maximum principal amount of indebtedness that VeriChip could incur to $14.5 million. On February 9, 2007, the effective date of VeriChip’s initial public offering, the loan ceased to be a revolving line of credit, and VeriChip had no ability to incur additional indebtedness under the loan documents. The interest continued to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial public offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip was not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which had accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.
On December 20, 2007, we entered into a letter agreement with VeriChip, (the “December 2007 Letter Agreement”), which was amended on February 29, 2008, which is more fully discussed below, whereby VeriChip was required to pay $0.5 million to us by December 21, 2007. In addition, VeriChip could prepay the outstanding principal amount before October 30, 2008 by providing us with $10.0 million plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the letter agreement and the date of such prepayment. VeriChip is also required to register for resale all shares of VeriChip common stock that we own with the SEC and all applicable states within 120 days following the prepayment of the outstanding principal amount.
On February 29, 2008, VeriChip obtained financing in the form of an $8.0 million secured term note (the “VeriChip Note”), with the VeriChip Lender. In connection with the VeriChip financing, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, under which security provided by VeriChip to us to secure the VeriChip Loan is subordinated in right of payment and priority to the payment in full due to the VeriChip Lender by VeriChip. In addition, Destron Fearing entered into a letter agreement with VeriChip, dated February 29, 2008, which provided that, in connection with the Amended and Restated Supply, License, and Development Agreement, dated December 27, 2005, as amended on May 9, 2007 (the “Supply Agreement”), between Destron Fearing and VeriChip, the VeriChip Lender was entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by Destron Fearing and the right to require Destron Fearing to manufacture the Developed Products and supply such Developed Products, provided however, that the VeriChip Lender could not exercise any rights under the Supply Agreement unless an event of default had occurred and was continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complied with the Supply Agreement and all applicable laws.
VeriChip used part of the proceeds of the financing with the VeriChip Lender to prepay $5.3 million of debt owed to us, which included VeriChip’s February 2008 installment payment of $0.3 million, pursuant to the VeriChip Loan. In connection with the VeriChip financing, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.0 million to us, (ii) to amend the VeriChip Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the VeriChip Loan, and (iv) to amend the December 2007 Letter Agreement. As a result of the $5.0 million payment, VeriChip was not required to make any further debt service payments to us until September 1, 2009.
As consideration for providing financing to VeriChip, which in turn enabled VeriChip to make the $5.0 million prepayment us, we issued to the VeriChip Lender 230,000 shares of our common stock. We used $3.0 million of the $5.0 million prepayment to repay a portion of the 2006 Note and the 2007 Note, as more fully discussed in Note 5.
As of June 30, 2008 and December 31, 2007, approximately $7.8 million and $12.9 million of principal and accrued interest, respectively, was outstanding on the VeriChip loan. On July 18, 2008, in connection with the sale of VeriChip’s Xmark business, VeriChip repaid in full its obligations to us under the loan, pursuant to the terms of the December 2007 Letter Agreement, as amended on February 29, 2008. See Note 1 for further discussion.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Related Party Transactions (continued)
Agreement between VeriChip and Destron Fearing
VeriChip and Destron Fearing executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007. The supply and development agreement states that Destron Fearing is VeriChip’s sole supplier of human-implantable microchips. The supply and development agreement is more fully described in Note 22 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Per the terms of the supply and development agreement, VeriChip is obligated to make minimum purchases from Destron Fearing of approximately $0.9 million in 2008. As of June 30, 2008, VeriChip has satisfied approximately $0.4 million of this minimum purchase requirement.
Transition Services Agreement
In connection with the amended and restated transition services agreement, which is more fully described in Note 22 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, we provided $20 thousand and $0.1 million of services to VeriChip in the three-months ended June 30, 2008 and 2007, respectively. During the six-months ended June 30, 2008 and 2007, we provided $60 thousand and $0.3 million, respectively, of services to VeriChip.
DSD Holding Lease
DSD Holding leases a 13,600 square foot building located in Hvidovre, Denmark. The building is occupied by DSD Holding’s administrative and production operations. The lease agreement has no expiration but includes a three-month termination notice that the owner or DSD Holding can utilize. DSD Holding leases the building from LANO Holding Aps., which is 100% owned by Lasse Nordfjeld, DSD Holding’s former CEO. Lasse Nordfjeld serves on the board of directors of DSD Holdings and was a former employee of Destron Fearing. The rent expense was $50 thousand and $37 thousand for the three-months ended June 30, 2008 and 2007, respectively. Rent expense for the six-months ended June 30, 2008 and 2007 was $86 thousand and $74 thousand, respectively.
Purchase Agreement with Blue Moon
In July 2008, we entered into a purchase agreement with Blue Moon to sell our shares of InfoTech. The partners of Blue Moon are current or former VeriChip executives or directors, which is more fully described in Note 13.
16. Supplemental Cash Flow Information
In the six-months ended June 30, 2008 and 2007, we had the following non-cash investing activities:

	Six-Months Ended June 30,
		2007	2007
	2008	Historical	Pro Forma
	(in thousands)
Non-cash investing activity:
Adjustment to acquisition purchase price	$—	$932	$932
Issuance of shares for acquisition	6,725	—	—

Non-cash financing activities:
Financing of equipment through capital lease	$342	$546	$546
Reclassification of other assets to acquisition cost	—	494	494
Issuance of shares for legal settlement	—	784	784
Issuance of shares for payment of note with InfoTech	—	1,000	1,000
Issuance of shares for services	—	745	745
Issuance of warrants in connection with debt	—	1,253	1,253

Cash paid for:
Interest	$1,513	$1,036	$1,036
Taxes	73	55	55
17. Restructuring Charges
We initiated a comprehensive review of our businesses to support the development of a strategic long-range plan to restore growth and profitability. The review is complete as to the corporate headquarters and the Animal Identification business. Details of a restructuring plan as to these items were approved by our board of directors on June 30, 2008.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
17. Restructuring Charges (continued)
The plan seeks to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and headcount reductions. In particular, the restructuring plan calls for, among other things:
•	Relocating the corporate headquarters by closing the present Delray Beach, Florida office and opening a lower cost and strategically better located northeastern United States office;
•	Outsourcing assembly and production of certain animal identification products and components currently produced in our North American and European manufacturing facilities;
•	Relocating our South American main office and European sales office; and
•	Reducing our headcount across multiple locations, principally at the manufacturing and corporate support levels.
Our purpose in taking these actions is to increase profitability at the gross margin level, which management believes is necessary to achieve in order to competitively price its products and still achieve positive earnings. The majority of affected employees were notified by June 30, 2008, or in some cases will be notified throughout the remainder of 2008. The annualized cost savings expected to be achieved once the full implementation of the plan is complete is estimated to be approximately $4.5 million (before expenses associated with these actions), or approximately 10% of current annual revenues for the Animal Identification segment. It is anticipated that the plan will be fully implemented during the next 6 to 18 months.
As a result of the actions, we recorded pre-tax charges reflecting these actions of approximately $5.8 million during the quarter ending June 30, 2008, comprised of approximately $4.4 million of asset impairments, of which $1.9 million related to goodwill, $0.8 million related to intangibles and $1.7 million related to fixed assets, $1.5 million of restructuring charges related primarily to $1.2 million of severance and $0.3 million of contract and lease termination costs, and $1.2 million of inventory write-offs. The cash requirement for the restructuring is presently estimated to be approximately $3.8 million over the next 6 to 9 months. This amount includes additional investments, including investments in machinery and equipment. As of June 30, 2008, we have incurred charges of $6.3 million and expect to record additional charges of $0.9 million and $0.3 million in the third and fourth quarters of 2008, respectively.
18. Legal Proceedings
In July 2008, our subsidiary Signature filed a claim against Chemring, the seller of the McMurdo business, which Signature acquired in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for a particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We have held the final deferred purchase price payment of approximately $1.0 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. These matters are being adjudicated in the English courts.
On July 10, 2008, Jerome C. Artigliere, a former executive of the Company, commenced an action against us in Florida State court. The lawsuit also names VeriChip in which we are a stockholder. The lawsuit alleges, among other things, that Mr. Artigliere holds options to acquire shares of VeriChip and has been denied the right to exercise those options and that the failure to timely register shares of the Company owned by Artigliere is a breach of an alleged contractual rights resulting in alleged damages. The Company believes the complaint is without merit and intends to vigorously defend the lawsuit.
19. Subsequent Events
Subsequent to June 30, 2008, the following events occurred:
•	sale of FDC, Computer Equity, and our 49.94% ownership in InfoTech, which are discussed further in Note 13:
•	closing of VeriChip’s Xmark transaction which enabled VeriChip to repay in full of their outstanding debt to us which is further discussed in Note 1 and 5; and
•	repricing of warrants which were then fully exercised for approximately $2.5 million in cash by certain Lenders as discussed in Note 5.
•	declaration of dividend to stockholders by VeriChip as discussed in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
We currently operate in two business segments and engage in the following principal business activities:
Animal Identification (formerly known as Animal Applications) - We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags, and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of certain government regulations aimed at insuring the safety of food supplies throughout the world. Our animal identification business is headquartered in Minnesota, with wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification (formerly known as GPS and Radio Communications) - We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand names SARBE™ and McMurdo. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide, while McMurdo safety products are sold to a variety of commercial maritime, aviation, and recreational customers. We also develop, manufacture and market alarm sounders for hazardous industrial areas under the brand name Clifford & Snell. The emergency identification segment includes the 98.5% owned Signature subsidiary, which is headquartered in the United Kingdom.
Our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements.
Significant Factors Affecting our Results of Operations and Financial Condition
During the three-months ended June 30, 2008, as compared to the pro forma three-months ended June 30, 2007, our revenue increased approximately $1.2 million, or 6.0%. During the six-months ended June 30, 2008, as compared to the pro forma six-months ended June 30, 2007, our revenue increased approximately $8.3 million, or 23.8%. Our operating loss was $9.0 million in the three-months ended June 30, 2008 as compared to a pro forma operating loss of $3.0 million in the three-months ended June 30, 2007. For the six-months ended June 30, 2008 and 2007, our operating loss was $11.1 million compared to a pro forma loss $7.7 million, respectively. Excluding restructuring expense, asset impairments and inventory reserves of approximately $4.4 million, $1.9 million and $1.2 million, respectively, our operating loss was $1.5 million and $3.7 million for the three and six-months ended June 30, 2008, respectively. We attribute the majority of the asset impairment and inventory reserves to a restructuring plan that our board of directors approved on June 30, 2008. The purpose of the restructuring plan is to increase profitability at the gross margin level, which management believes is necessary to achieve in order to competitively price our products and still achieve positive earnings. The majority of affected employees were notified by June 30, 2008, or in some cases will be notified throughout the remainder of 2008. The annualized cost savings expected to be achieved once the plan is fully implemented is estimated to be approximately $4.5 million (before expenses associated with these actions), or approximately 10% of current annual revenues for the Animal Identification segment. It is anticipated that the plan will be fully implemented during the next 6 to 18 months. The cash requirement for the restructuring is presently estimated to be approximately $3.8 million over the next 6 to 9 months, and $4.0 million in total.
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

	Three-Months Ended			Six-Months Ended
		June 30, 2007			June 30, 2007
	June 30,		Pro	June 30,		Pro
	2008	Historical	Forma	2008	Historical	Forma
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.0	57.1	60.7	65.4	57.5	61.7

Gross profit	32.0	42.9	39.3	34.6	42.5	38.3

Selling, general and administrative expenses	43.8	52.1	46.6	42.1	57.4	52.2
Research and development expenses	3.5	9.2	8.1	3.5	10.2	8.1
Restructuring expenses	7.1	—	—	4.5	—	—
Asset impairment	21.1	—	—	10.1	—	—

Operating loss	(43.5)	(18.4)	(15.4)	(25.6)	(25.1)	(22.0)

Interest and other income	10.5	0.6	1.6	6.0	2.2	3.5
Interest expense	(7.4)	(4.5)	(4.5)	(9.8)	(4.3)	(4.1)
Equity in loss and capital transactions of affiliate	(4.2)	—	(12.8)	(5.1)	—	(13.3)

Loss from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(44.6)	(22.3)	(31.1)	(34.5)	(27.2)	(35.9)

Benefit (provision) for income taxes	1.3	(0.1)	(0.1)	0.6	(0.2)	(0.1)
Minority interest	(0.3)	8.6	5.6	(0.2)	8.4	6.9
Net (loss) gain on capital transactions of subsidiary	—	(2.2)	(0.3)	—	9.4	(0.2)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(3.7)	(2.0)	—	(11.6)	(1.4)

Loss from continuing operations	(43.6)	(19.7)	(27.9)	(34.1)	(21.2)	(30.7)

(Loss) income from discontinued operations	(2.2)	9.9	14.0	1.1	5.6	8.1

Net loss	(45.8)%	(9.8)%	(13.9)%	(33.0)%	(15.6)%	(22.6)%

Results of Operations by Segment
Three-Months Ended June 30, 2008 Compared to Three-Months Ended June 30, 2007
Animal Identification

	Three-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$9,606	100.0%	$11,029	100.0%	$(1,423)	(12.9)%
Cost of sales	8,328	86.7	7,214	65.4	1,114	15.4

Gross profit	1,278	13.3	3,815	34.6	(2,537)	(66.5)

Selling, general and administrative expenses	3,057	31.8	4,422	40.1	(1,365)	(30.9)
Research and development expenses	428	4.4	677	6.1	(249)	(36.8)
Restructuring expenses	804	8.4	—	—	804	NM
Asset impairment	4,224	44.0	—	—	4,224	NM

Operating loss	$(7,235)	(75.3)%	$(1,284)	(11.6)%	$(5,951)	NM

NM — Variance not meaningful
Revenues
Our Animal Identification segment’s revenue decreased approximately $1.4 million for the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The decrease was primarily due to a decrease in companion animal sales as a result of 0.8 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. This decrease was partially offset by an increase in sales of fish chips due to the timing of government orders, an increase in the sale of visual identification tags in Europe at Daploma and the increase of $0.4 million of revenues from GTC which was acquired in January 2008.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit decreased approximately $2.5 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The gross profit margin decreased to 13.3% in the three-months ended June 30, 2008 as compared to 34.6% in the three-months ended June 30, 2007. We primarily attribute the decrease in gross profit to the decrease in sales in the current period, an inventory charge of approximately $1.2 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities. In addition, we experienced lower margins in South America.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $1.4 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The decrease in selling, general and administrative expenses is primarily the result of decreased expenses as Destron Fearing is no longer a publicly traded company, and a reduction of approximately $0.9 million of legal expenses for a lawsuit that was settled in the third quarter of 2007 as well as decreased sales and marketing expenses. Partially offsetting these reductions is $0.1 million of amortization related to intangible assets resulting from the DA Merger and $0.1 million associated with GTC which was acquired in January 2008. Selling, general and administrative expenses as a percentage of revenue decreased from 40.1% to 31.8% primarily due to the decrease in expenses.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.2 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007 principally due to a rationalization plan implemented in the beginning of 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring Expenses
Our Animal Identification segment’s restructuring expenses recorded in the second quarter of 2008 relate to severance expenses of $0.4 million at Destron Fearing’s St. Paul location and $0.4 million at Daploma, Destron Fearing’s Denmark subsidiary, as we continue our efforts to reduce expenses and streamline operations.
Asset Impairment
Our Animal Identification segment’s asset impairment expense during the three-months ended June 30, 2008 relates to fixed asset impairments of $1.5 million ($0.2 million in St. Paul and $1.3 million in Daploma), goodwill impairment of $1.9 million and intangible asset impairments of $0.8 million at Daploma.
Emergency Identification

	Three-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$11,097	100.0%	$8,504	100.0%	$2,593	30.5%
Cost of sales	5,750	51.8	4,641	54.6	1,109	23.9

Gross profit	5,347	48.2	3,863	45.4	1,484	38.4

Selling, general and administrative expenses	4,163	37.6	3,341	39.3	822	24.6
Research and development expenses	303	2.7	909	10.7	(606)	(66.7)

Operating income (loss)	$881	7.9%	$(387)	(4.6)%	$1,268	NM

NM — Variance not meaningful
Revenues
Our Emergency Identification segment’s revenue increased approximately $2.6 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. Of this increase, $1.2 million is attributable to McMurdo, which experienced higher sales of their SART Mk4, Fastfind MaxG, MOB Guardian and Nav 7 products during the second quarter of 2008 compared to the second quarter of 2007. The remaining increase in revenue is due to an increase of approximately $1.1 million in SARBE division sales primarily due to a large contract to the Swedish Air Force, an increase of approximately $0.4 million of Clifford and Snell sales due to the opening of a U.S. sales office in late 2007 and the new Yodalex products.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit increased approximately $1.5 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. Of this increase, $1.0 million is attributable to McMurdo as their product mix included more sales of higher margin items, with the remaining increase due to an increase in sales at Signature. Second quarter gross profit margin was 48.2% in the three-months ended June 30, 2008 as compared to 45.4% in the three-months ended June 30, 2007. The increase in gross profit margin relates primarily to the favorable product mix at McMurdo. Excluding McMurdo, Signature’s gross profit margin decreased due to an increase in lower margin sales in the Sarbe division.

Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses increased approximately $0.8 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. This increase in selling, general and administrative expenses relates primarily to increased personnel costs of $0.3 million at both Signature and McMurdo, $0.1 million of amortization of intangibles acquired, as well as other miscellaneous account increases such as advertising, vehicle costs, and depreciation. As a percentage of revenue, selling, general and administrative expenses decreased to 37.5% in the three-months ended June 30, 2008 from 39.3% in the three-months ended June 30, 2007. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from an increase in sales and an effort to minimize expenses.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.6 million in the three-months ended June 30, 2008 as compared to the three-months ended June 30, 2007. The research and development expense remained relatively constant at McMurdo but decreased $0.6 million at Signature. This decrease is due to the completion of the development of the new search and rescue beacon for the U.S. Air Force in June 2007.
Corporate/Eliminations

	Three-Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)
Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,846	1,345	501	37.2
Restructuring expenses	659	—	659	NM
Asset impairment	146	—	146	NM

Operating loss	$(2,651)	$(1,345)	$(1,306)	(97.1)

NM — Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased approximately $0.5 million for the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The increase is primarily due to additional salaries, bonus accrual and stock-based compensation expense which was slightly offset by a decrease in audit and legal fees.
Restructuring expenses
Our Corporate segment’s restructuring expenses consist of $0.4 million related to accrued severance and stay bonuses and related payroll expenses, and $0.3 million related to accrued rent expense for our corporate office in Florida. As part of the restructuring plan, we intend to relocate our headquarters from South Florida to the Northeastern part of the U.S.
Asset Impairment
Our Corporate segment’s asset impairment related to the write off of leasehold improvements, furniture and fixtures and other assets in connection with the planned closing of the Florida office.
Consolidated
Interest Expense
Interest expense was $1.5 million and $0.9 million for the three-months ended June 30, 2008 and 2007, respectively. The increase in interest expense is due primarily to an overall increase in our debt balance and the amortization of deferred financing costs and debt discounts costs.

Interest and Other Income
Interest and other income increased approximately $1.9 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The increase was primarily the result of $1.7 million of income recognized in the second quarter of 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, as we were no longer legally obligated to repay these liabilities.
Income Taxes
We had income tax benefit of $0.3 million for the three-months ended June 30, 2008 compared to a pro forma provision of $13 thousand in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the three-months ended June 30, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended June 30, 2008 and 2007.
Net Loss from Continuing Operations
During the three-months ended June 30, 2008 and 2007, we reported a loss from continuing operations of approximately $9.0 million and $5.5 million, respectively. Included in the loss from continuing operations for the three-months ended June 30, 2008 was approximately $0.9 million of loss attributable to our equity in loss of affiliate as compared to $2.5 million in the three-months ended June 30, 2007 and a loss of approximately $0.4 million due to changes in minority interest as a result of capital transactions of subsidiaries in the three-months ended June 30, 2007. Excluding these gains/losses, the loss from continuing operations was $8.3 million and $2.6 million, respectively, for the three-months ended June 30, 2008 and 2007. The increase in the loss for the three-months ended June 30, 2008 compared to June 30, 2007 relates primarily to (i) the reduction of minority interest; (ii) additional interest expense; (iii) restructuring expenses; and (iv), asset impairment charges, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
Six-Months Ended June 30, 2008 Compared to Six-Months Ended June 30, 2007
Animal Identification

	Six-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$21,349	100.0%	$21,289	100.0%	$60	0.3%
Cost of sales	16,519	77.4	14,500	68.1	2,019	13.9

Gross profit	4,830	22.6	6,789	31.9	(1,959)	(28.8)

Selling, general and administrative expenses	5,967	27.9	9,422	44.3	(3,455)	(36.7)
Research and development expenses	923	4.4	1,279	6.0	(356)	(27.8)
Restructuring expenses	1,265	5.9	—	—	1,265	NM
Asset impairment	4,224	19.8	—	—	4,224	NM

Operating loss	$(7,549)	(35.4)%	$(3,912)	(18.4)%	$(3,637)	(93.0)

NM — Variance not meaningful

Revenues
Our Animal Identification segment’s revenue remained relatively constant for the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. The $0.1 million increase in revenue is due to an increase in sales of fish chips due to the timing of government orders, an increase in electronic identification tags for livestock in the U.S. due to the completion of an order from the U.S.D.A. in January 2008, an increase in the sale of visual identification tags in Europe and Austria at our Daploma subsidiary and the inclusion of $0.6 million of revenue from GTC which was acquired in January 2008. These increases were partially offset by a decrease in sales of our companion pet product sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit decreased approximately $2.0 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. The gross profit margin decreased to 22.6% in the six-months ended June 30, 2008 as compared to 31.9% in the six-months ended June 30, 2007. We primarily attribute the decrease in gross profit to an increase in the inventory provision of approximately $1.4 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities. In addition, we experienced lower margins in South America.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $3.5 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. The decrease in selling, general and administrative expenses is primarily the result of decreased expenses as Destron Fearing is no longer a publicly traded company, and a reduction of approximately $1.7 million of legal expenses for a lawsuit that was settled in the third quarter of 2007, $0.2 million of decreased travel expenses and a decrease of $0.3 million in stock based compensation. Partially offsetting these reductions is $0.3 million of amortization related to intangible assets resulting from the DA Merger and $0.3 million associated with GTC which was acquired in January 2008. Selling, general and administrative expenses as a percentage of revenue decreased from 44.3% to 27.9% primarily due to the decrease in expenses.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.4 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007 due to a rationalization plan implemented in 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring Expenses
Our Animal Identification segment’s restructuring expenses recorded in the six-months ended June 30, 2008 relate to severance expenses of $0.9 million at the St. Paul location and $0.4 million at Daploma as we continue our efforts to reduce expenses and streamline operations.
Asset Impairment
Our Animal Identification segment’s asset impairment expense during the three-months ended June 30, 2008 relates to fixed asset impairments of $1.5 million ($0.2 million in St. Paul and $1.3 million in Daploma), goodwill impairment of $1.9 million and intangible asset impairments of $0.8 million at Daploma.

Emergency Identification

	Six-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$21,780	100.0%	$13,542	100.0%	$8,238	60.8%
Cost of sales	11,687	53.7	7,009	51.7	4,678	66.7

Gross profit	10,093	46.3	6,533	48.3	3,560	54.5

Selling, general and administrative expenses	8,048	36.9	5,855	43.2	2,193	37.5
Research and development expenses	603	2.8	1,525	11.3	(922)	(60.5)

Operating income (loss)	$1,442	6.6%	$(847)	(6.2)%	$2,289	NM

NM — Variance not meaningful
Revenues
Our Emergency Identification segment’s revenue increased approximately $8.2 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. Of this increase, $5.6 million is attributable to McMurdo, which was acquired in April 5, 2007 and thus contributed for only three months of the 2007 period, with the remaining increase in revenue primarily due to an increase of approximately $1.7 million in SARBE division sales related partially to a large contract with the Swedish Air Force, an increase of approximately $0.7 million of Clifford and Snell sales due to the opening of a U.S. sales office in late 2007 as well as new Yodalex products.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit increased approximately $3.6 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. Of this increase, $2.8 million is attributable to McMurdo, which was acquired in April 5, 2007 and thus contributed for only three months of the 2007 period, with the remaining increase due to an increase in sales. Second quarter gross profit margin was 46.3% in the six-months ended June 30, 2008 as compared to 48.3% in the six-months ended June 30, 2007. The decrease in gross profit margin relates primarily to the addition of the McMurdo operations as currently, we earn lower margins at our McMurdo division than we do at our existing business lines. Excluding McMurdo, Signature’s gross profit margin decreased due to the sales mix as there was an increase in lower margin sales in the SARBE division in 2008, particularly to the Swedish Air Force, whereas 2007 saw higher gross profit margins to several customers.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses increased approximately $2.2 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. This increase in selling, general and administrative expenses relates primarily to the addition of McMurdo which had increased expenses of $1.3 million in the six-months ended June 30, 2008 and was not included during the initial three-months of the 2007 period. We acquired McMurdo effective April 5, 2007. In addition, we incurred an increase of approximately $0.4 million of amortization expense relating to the DA merger and McMurdo acquisition and increased personnel costs of approximately $0.6 million. As a percentage of revenue, selling, general and administrative expenses decreased to 36.9% in the six-months ended June 30, 2008 from 43.2% in the six-months ended June 30, 2007. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from an increase in sales and an effort to minimize expenses.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.9 million in the six-months ended June 30, 2008 as compared to the six-months ended June 30, 2007. The expense includes an increase of $0.3 million of additional McMurdo research and development expense and decreased expenses of $1.2 million at Signature. Signature’s decrease is due to the completion of the development of the new search and rescue beacon for the U.S. Air Force in June 2007.

Corporate/Eliminations

	Six-Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	4,140	2,909	1,231	42.3
Restructuring expenses	659	—	659	NM
Asset impairment	146	—	146	NM

Operating loss	$(4,945)	$(2,909)	$(2,036)	(70.0)

NM — Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased approximately $1.2 million for the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. The increase is primarily due to additional salaries and signing bonuses, increased consulting fees and an increase in stock-based compensation expense, slightly offset by a decrease in legal fees.
Restructuring expenses
Our Corporate segment’s restructuring expenses consist of $0.4 million related to accrued severance and stay bonuses and related payroll expenses, and $0.3 million related to accrued rent expense for our corporate office in Florida. As part of the restructuring plan, we intend to relocate our headquarters from South Florida to the Northeastern part of the U.S.
Asset Impairment
Our Corporate segment’s asset impairment related to the write off of assets in connection with the planned closing of our corporate office in Florida.
Consolidated
Interest and Other Income
Interest and other income increased approximately $1.4 million in the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. The increase was primarily the result of $1.7 million of income recognized in the second quarter of 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer had a legal obligation to pay, and approximately $0.1 million of royalty payments. These increases were slightly offset by $0.3 million of income recognized in the six-months ended June 30, 2007 relating to the revaluation of our derivative warrant liability and the reversal of certain liabilities of companies that were sold or closed in 2001 and 2002 and for which we no longer had an obligation for payment.
Interest Expense
Interest expense was $4.2 million and $1.4 million for the six-months ended June 30, 2008 and 2007, respectively. The increase in interest expense is due primarily to an additional $0.6 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt in February 2008, an additional $0.5 million of interest expense associated with repricing of warrants, an overall increase in our debt balance and the amortization of deferred financing costs and debt discounts costs.

Income Taxes
We had income tax benefit of $0.3 million for the six-months ended June 30, 2008 compared to a pro forma provision of $38 thousand in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the six-months ended June 30, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2008 and 2007.
Net Loss from Continuing Operations
During the six-months ended June 30, 2008 and 2007, we reported a loss from continuing operations of approximately $14.7 million and $10.7 million, respectively. Included in the loss from continuing operations for the six-months ended June 30, 2008 was approximately $2.2 million of loss attributable to our equity in loss of subsidiary as compared to $4.6 million in the six-months ended June 30, 2007 and a loss of approximately $0.5 million due to changes in minority interest as a result of capital transactions of subsidiaries in the six-months ended June 30, 2007. Excluding these gains/losses, the loss from continuing operations was $12.5 million and $5.6 million, respectively, for the six-months ended June 30, 2008 and 2007. The increase in the loss for the six-months ended June 30, 2008 compared to June 30, 2007 relates primarily to (i) the reduction of minority interest; (ii) additional interest expense; (iii) restructuring expenses; (iv) asset impairment charges and (v), severance expense, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $2.2 million at June 30, 2008 and December 31, 2007.
Operating activities provided (used) cash of $1.1 million and $(1.2) million during the six-months ended June 30, 2008 and 2007, respectively. During the six-months ended June 30, 2008, cash was provided primarily from the increase in accounts payable and accrued expenses. During the six-months ended June 30, 2007, cash was used primarily to fund losses and for the payment of accounts payable, accrued expenses and other liabilities as well as for purchases of inventory.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $0.8 million, or 5.0%, to $15.3 million at June 30, 2008, from $16.1 million at December 31, 2007. The decrease was primarily due to a decrease in sales to Schering Plough, payment of U.S.D.A shipments in November and December and a decrease in fish & wildlife receivables.
•	Inventories increased 2.1% to $14.5 million at June 30, 2008 from $14.2 million at December 31, 2007. The increase was principally due to higher inventory levels at Signature in response to increased sales.
•	Accounts payable increased $0.6 million, or 4.4%, to $14.5 million at June 30, 2008 compared to $13.9 million at December 31, 2007. The increase was primarily due to the timing of billings and payments of purchases as well as the addition of GTC’s accounts payable which was acquired in January 2008.
•	Accrued expenses increased $1.1 million, or 11.2%, to $10.9 million at June 30, 2008 compared to $9.8 million at December 31, 2007. The increase was primarily a result of an increase in the bonus accrual, the implementation of a 401k match, insurance accrual as well as timing differences for payroll related expenses.
Investing activities used cash of $(4.8) million and $(4.5) million during the six-months ended June 30, 2008 and 2007, respectively. The amounts used in 2008 and 2007 were primarily from the deconsolidation of VeriChip and the decrease of notes receivable during the six-months ended June 30, 2008 and payments for the acquisition of McMurdo during the six-months ended June 30, 2007.
Financing activities (used) provided cash of $(3.6) million and $3.6 million during the six-months ended June 30, 2008 and 2007, respectively. In the six-months ended June 30, 2008, the use of cash was primarily for the pay-down of debt whereas the cash provided during the six-months ended June 30, 2007 was primarily from the proceeds of long-term debt.

Financial Condition
As of June 30, 2008, we had a working capital deficit of approximately $7.0 million. However, included in current liabilities are approximately $1.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and we do not intend to pay. In addition, our discontinued operations included approximately $2.6 million of liabilities that have been assumed by the buyer of GTI. GTI was sold effective July 10, 2008.
In addition to our cash on hand, at June 30, 2008 we had approximately $2.9 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007; (ii) an invoice discounting agreement with RBS, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; (iii) a factoring agreement with Nordisk Factoring A/S, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; and (iv) a line of credit with Danske Bank, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
As of June 30, 2008, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$4,010	$1,009
RBS invoice discounting agreement	2,373	1,819
Nordisk factoring agreement	596	—
Danske Bank line of credit	3,793	23

	$10,772	$2,851

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. As of June 30, 2008, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
We believe that with the cash we have on hand, the expected cash flow from operations, the availability under our credit facilities, the proceeds from the divestiture of our non-core businesses, the $2.5 million of proceeds we received on July 22, 2008 from the exercise of outstanding warrants, the proceeds from the repayment of our loan to VeriChip, which VeriChip repaid on July 18, 2008, and the dividends from VeriChip that we expect to receive during the three-months ended September 30, 2008 as a result of VeriChip’s sale of its subsidiary, Xmark, to Stanley on July 18, 2008, we will have sufficient funds to operate our business over the next twelve-months ended June 30, 2009. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Outlook
We are constantly looking for ways to maximize stockholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations and strategic focus. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our stockholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations and sales in various regions of the world. See Item 1, Business — Geographic Areas in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors. We have incurred $0.2 million and $0.1 million in net foreign currency gains during the six-months ended June 30, 2008 and 2007, respectively.
We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of June 30, 2008, our debt consisted of the following:
•	the 2006 Note with Laurus, which has a fixed interest rate;
•	the 2007 Note with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 3.0% (but such rate shall not at any time be less than 11.0%);
•	Destron Fearings’s borrowings under Danish credit facilities bearing interest at prime plus 2%;
•	Destron Fearings’s borrowings under the Revolving Facility with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 2.0% (but such rate shall not at any time be less than 10.0%);
•	equipment loans bearing variable interest rates ranging from 6.00% to 8.14%; and
•	a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value
at June 30, 2008
(dollars in thousands)
Total notes payable and long-term debt	$29,584
Notes payable bearing interest at fixed interest rates	$11,597
Weighted-average interest rate during the six-months ended June 30, 2008	17.8%
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID and the GPS and radio communications markets;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the possibility that we could continue to generate losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business over the next twelve-months ended June 30, 2009;

•	our ability to successfully implement our restructuring plan and realize the estimated cost savings; and

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under DSD’s existing bank facility that is payable on demand and can be terminated at any time without notice.
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
The information in this quarterly report is as of June 30, 2008, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarterly period ended June 30, 2008. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.
Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our second fiscal quarter of 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 18 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 29, 2008, we issued 230,000 shares of our common stock to Valens Offshore SPV II, Corp. in connection with the amendment of certain notes. For further information, refer to Note 5 of the accompanying condensed consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of our stockholders was held on June 20, 2008 to:
1.	Elect two directors to hold office until the 2011 annual meeting of stockholders and until their successors have been duly elected and qualified. The directors whose term of office continued after the meeting were Joseph J. Grillo, John R. Block, Constance K. Weaver and Michael S. Zarriello. The result of the votes to elect two director was as follows:

	For	Withheld
Daniel E. Penni	92,847,974	4,060,524
Dennis G. Rawan	92,882,706	4,025,792
2.	Approve an amendment to our certificate of incorporation to change our name to Digital Angel Corporation. The proposal received 94,720,134 votes for, 1,681,556 against, and 506,808 abstained.
3.	Approve an amendment to our 2003 flexible stock plan to increase the number of authorized shares of common stock issuable under the plan from 5,200,000 to 7,000,000 shares. The proposal received 26,463,563 votes for, 11,500,724 against, 328,139 abstained and 58,615,590 broker non-votes.
4.	Approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 165,000,000 to 190,000,000 shares. The proposal received 83,986,856 votes for, 12,107,791 against and 813,851 abstained.
5.	Ratify the appointment of Eisner LLP as our independent registered public accounting firm for the year ended December 31, 2008. The proposal received 94,307,057 votes for, 1,737,082 against and 864,348 abstained.
The director nominees were elected to hold office until the 2011 annual meeting of stockholders and proposals 2 through 5 were approved.
ITEM 6. EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: August 11, 2008	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement among Applied Digital Solutions, Inc., Pacific Decision Sciences Corporation and Customer Service Delivery Platform Corporation dated June 2, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on June 6, 2008).

2.2	Stock Purchase Agreement between Digital Angel Corporation and Blue Moon Energy Partners LLC dated August 1, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on August 4, 2008).

3.1	Certificate of Incorporation of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on April 25, 2007).

3.2	Certificate of Amendment of Certificate of Incorporation of Applied Digital Solutions, Inc. dated June 20, 2008.*

3.3	Certificate of Amendment of Certificate of Incorporation of Applied Digital Solutions, Inc. (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement on Schedule 14(a) filed with the Commission on April 28, 2008).

3.4	Amended and Restated Bylaws of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007).

10.1	Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended and Restated through June 20, 2008.*

10.2	Voting Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on May 16, 2008).

10.3	Guarantee by Applied Digital Solutions, Inc. in favor of The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on May 16, 2008).

10.4	Non-Competition Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on May 16, 2008).

10.5	Intercompany Letter Agreement by and between Applied Digital Solutions, Inc. and VeriChip Corporation dated as of May 15, 2008 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on May 16, 2008).

10.6	Consent and Waiver Agreement by and among Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited, and Applied Digital Solutions, Inc. dated as of May 15, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the Commission on May 16, 2008).

10.7	Secured Promissory Note from Customer Service Delivery Platform Corporation dated June 2, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Form 8-K filed with the Commission on June 6, 2008).

Exhibit No.	Description of Exhibit
10.8	Security Agreement between Customer Service Delivery Platform Corporation and Applied Digital Solutions, Inc. dated June 2, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Form 8-K filed with the Commission on June 6, 2008).

10.9	Stock Purchase Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on July 16, 2008).

10.10	Amendment to Confidential Settlement Agreement and Release between Verizon Federal Inc., Government Telecommunications, Inc. and Digital Angel Corporation dated July 10, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on July 16, 2008).

10.11	Noncompetition and Confidentiality Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on July 16, 2008).

10.12	Omnibus Amendment between Digital Angel Corporation, Laurus Master Fund, Ltd., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC, Psource Structured Debt Limited and LV Administrative Services, Inc. dated July 21, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on July 24, 2008).

10.13	Common Stock Purchase Warrant dated July 21, 2008 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on July 24, 2008).

10.14	Stock Purchase Agreement between Digital Angel Corporation and Blue Moon Energy Partners LLC , dated August 1, 2008 (incorporated by reference to Exhibit 1 to the registrant’s Schedule 13D/A filed with the Commission on August 4, 2008).

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith