Form 10-Q/A
period 2008-06-30
DIGITAL ANGEL CORP
filed 2008-10-24
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26020

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

490 Villaume Avenue, South Saint Paul, MN	55075
(Address of Principal Executive Offices)	(Zip Code)
(651) 455-1621
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

DIGITAL ANGEL CORPORATION
EXPLANATORY NOTE
Digital Angel Corporation (the “Company”) is filing this Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 containing the following clarifications and revisions:
•	We have eliminated our pro forma presentation as if VeriChip and InfoTech had been accounted for under the equity method for the comparative periods and December 31, 2007 from our financial statements and related footnotes.

•	We have presented our pro forma presentation in the Management’s Discussion and Analysis section and have included discussion on how we derived the pro forma results, why we believe this pro forma presentation is useful to investors and potential risks associated with using the pro forma presentation.

•	We have more clearly presented separate historical and pro forma analysis which includes a discussion of the proforma balance sheet.
Except as expressly set forth in this Form 10-Q/A, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 has not been amended, updated or otherwise modified.
This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q. With this Amendment, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,159	$9,443
Restricted cash	4	90
Accounts receivable, net of allowance for doubtful accounts of $193 and $279 at June 30, 2008 and December 31, 2007, respectively	15,333	21,581
Note receivable	450	—
Due from affiliates	55	—
Inventories	14,497	15,840
Deferred taxes	180	394
Other current assets	2,423	3,537
Current assets of discontinued operations	2,631	7,682

Total current assets	37,732	58,567

Property and equipment, net	10,052	12,966
Goodwill	44,460	55,023
Intangible assets, net	20,691	38,925
Note receivable from VeriChip Corporation	7,824	—
Note receivable	1,224	—
Other assets, net	3,374	3,960
Other assets of discontinued operations	180	2,249
Investment in affiliates — continuing operations	10,087	—
Investment in affiliates — discontinued operations	518	—

Total Assets	$136,142	$171,690

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$11,866	$15,746
Accounts payable	14,526	15,762
Advances from factor	2,969	1,992
Accrued expenses	10,891	13,697
Deferred revenue	517	1,110
Current liabilities of discontinued operations	4,109	6,332

Total current liabilities	44,878	54,639
Long-term debt and notes payable	14,906	17,217
Deferred taxes	6,954	10,090
Other liabilities	2,516	2,752
Other liabilities of discontinued operations	1,546	2,632

Total Liabilities	70,800	87,330

Commitments and contingencies
Minority interest — continuing operations	316	12,811
Minority interest — discontinued operations	—	554

Stockholders’ Equity
Preferred shares ($10 par value; shares authorized, 5,000, special voting; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 190,000; shares issued, 118,924 and 105,082; shares outstanding, 118,824 and 104,528)	1,190	1,051
Additional paid-in capital	580,371	572,645
Accumulated deficit	(514,959)	(500,706)
Accumulated other comprehensive income — foreign currency translation	201	428

Subtotal	66,803	73,418
Treasury stock (carried at cost, 100 and 554 shares)	(1,777)	(2,423)

Total Stockholders’ Equity	65,026	70,995

Total Liabilities and Stockholders’ Equity	$136,142	$171,690

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-	For the Three-
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007

Revenue	$20,703	$27,723

Cost of sales	14,079	15,815

Gross profit	6,624	11,908

Selling, general and administrative expenses	9,066	14,453
Research and development expenses	731	2,541
Restructuring expenses	1,463	—
Asset impairment	4,369	—

Operating loss	(9,005)	(5,086)

Interest and other income	2,169	163
Interest expense	(1,523)	(1,251)
Equity in loss of affiliate	(877)	—

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(9,236)	(6,174)

Benefit (provision) for income taxes	269	(13)

Loss from continuing operations before minority interest and loss attributable to capital transactions of subsidiaries	(8,967)	(6,187)

Minority interest	(55)	2,378
Net loss on capital transactions of subsidiary	—	(604)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(1,040)

Loss from continuing operations	(9,022)	(5,453)

(Loss) income from discontinued operations, net of income taxes of $0	(455)	2,731

Net loss	$(9,477)	$(2,722)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.08)	$(0.08)
(Loss) income from discontinued operations	(0.00)	0.04

Net loss	$(0.08)	$(0.04)

Weighted average number of common shares outstanding — basic and diluted	118,223	67,567
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Six-	For the Six-
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007

Revenue	$43,129	$50,394

Cost of sales	28,206	28,979

Gross profit	14,923	21,415

Selling, general and administrative expenses	18,156	28,928
Research and development expenses	1,526	5,166
Restructuring expenses	1,924	—
Asset impairment	4,369	—

Operating loss	(11,052)	(12,679)

Interest and other income	2,574	1,131
Interest expense	(4,210)	(2,166)
Equity in loss of affiliate	(2,206)	—

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(14,894)	(13,714)

Benefit (provision) for income taxes	288	(83)

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(14,606)	(13,797)

Minority interest	(104)	4,207
Net gain on capital transactions of subsidiary	—	4,750
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(5,860)

Loss from continuing operations	(14,710)	(10,700)

Income from discontinued operations, net of income taxes of $0	457	2,829

Net loss	$(14,253)	$(7,871)

Loss per common share — basic and diluted
Loss from continuing operations	$(0.12)	$(0.16)
Income from discontinued operations	0.00	0.04

Net loss	$(0.12)	$(0.12)

Weighted average number of common shares outstanding — basic and diluted	116,307	67,353
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six-Months Ended June 30, 2008
(in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2007	105,082	$1,051	$572,645	$(500,706)	$428	$(2,423)	$70,995

Net loss	—	—	—	(14,253)	—	—	(14,253)
Comprehensive loss:
Foreign currency translation	—	—	215	—	(227)	—	(12)

Total comprehensive loss				(14,253)	(227)		(14,265)

Acquisition of Geissler Technologies Corporation	11,548	116	6,609	—	—	—	6,725
Issuance of common stock for services	1,638	16	726	—	—	—	742
Issuance of common stock for financing	230	2	202	—	—	—	204
Issuance of restricted stock and stock options for services	250	3	186	—	—	—	189
Issuance of shares in connection with warrants exercised	176	2	(2)	—	—	—	—
Re-pricing of common stock warrants	—	—	468	—	—	—	468
Stock issuance costs	—	—	(32)	—	—	—	(32)
Treasury shares issued to affiliate	—	—	(646)	—	—	646	—

Balance, June 30, 2008	118,924	$1,190	$580,371	$(514,959)	$201	$(1,777)	$65,026

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six-Months	For the Six-Months
	Ended June 30,	Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(14,253)	$(7,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	457	(2,829)
Equity compensation and other administrative expenses	536	1,844
Depreciation and amortization	2,456	2,449
Amortization of debt discount and financing costs	2,693	687
Allowance for doubtful accounts	(83)	139
(Recovery) allowance for inventory excess and obsolescence	1,388	395
Reduction of derivative warranty	—	(296)
Asset impairment	4,369	—
Loss on sale of equipment	—	8
(Gain) on capital transactions of subsidiaries	—	(4,750)
Equity in loss of affiliate	2,206	—
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	5,860
Minority interest in net income (loss) of subsidiaries	104	(4,207)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	86	(46)
Decrease in accounts receivable	(1,232)	(2,150)
Increase in inventories	(1,589)	(698)
(Increase) decrease in other current assets	(320)	(72)
Increase in accounts payable, accrued expenses and other short term and long term liabilities	2,765	5,781
Net cash provided by discontinued operations	1,496	323

Net Cash Provided by (Used in) Operating Activities	1,079	(5,433)

Cash Flows From Investing Activities
Decrease in notes receivable	3,421	60
Increase in other assets	(457)	(191)
Payments for costs of business acquisition	(58)	(4,215)
Cash of formerly consolidated entity	(7,221)	—
Cash received from InfoTech	(485)	(1,158)
Net cash provided by (used in) discontinued operations	15	(449)

Net Cash Used in Investing Activities	(4,785)	(5,953)

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	107	276
Proceeds from long term debt	25,342	6,000
Payment of debt	(28,976)	(1,564)
Net proceeds from VeriChip’s IPO	—	15,458
Other financing costs	—	(686)
Payment of dividend to subsidiaries’ minority shareholder	(36)	(53)
Issuance of common shares and warrants	—	287
Stock issuance costs	(32)	(37)
Net cash used in discontinued operations	—	(105)

Net Cash (Used in) Provided by Financing Activities	(3,595)	19,576

Net (Decrease) Increase In Cash and Cash Equivalents	(7,301)	8,190

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	8

Cash and Cash Equivalents — Beginning of Period	9,443	7,068

Cash and Cash Equivalents — End of Period	$2,159	$15,266

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
Recent Events
VeriChip’s Stock Purchase Agreement
On May 15, 2008, VeriChip entered into a stock purchase agreement (the “VeriChip SPA”) to sell its wholly-owned subsidiary Xmark Corporation (“Xmark”) to The Stanley Works (“Stanley”) for $45 million in cash (the “Transaction”). In connection with the Transaction, we entered into the three following agreements with Stanley:
•	A Voting Agreement (the “Voting Agreement”) in which we granted an irrevocable proxy in favor of the Transaction and against any alternative proposal. The Voting Agreement limited our ability to transfer shares of stock we held in VeriChip or vote for any alternative deal during the period prior to the consummation of the Transaction.

•	A Guarantee (the “Guarantee”) in favor of Stanley in which we will hold Stanley harmless from certain liabilities under the VeriChip SPA.

•	A Non-Competition Agreement (the “Non-Competition Agreement”) in which we agreed that we will not compete in the businesses in which Xmark is currently operating for 3 years following the consummation of the Transaction. We do not operate in any of these businesses today. The Non-Competition Agreement will terminate upon a Change in Control Effective Date (as defined in the Non-Competition Agreement).
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
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$13,149	$12,819
Work in process	1,391	1,640
Finished goods	2,570	3,198

	17,110	17,657
Less: Allowance for excess and obsolescence	(2,613)	(1,817)

Total inventory	$14,497	$15,840

We had $9.9 million and $9.8 million of our inventory at non-domestic locations at June 30, 2008 and December 31, 2007, respectively.
4. (Loss) Income Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted (loss) income per share:
Loss from continuing operations	$(9,022)	$(5,453)	$(14,710)	$(10,700)
(Loss) income from discontinued operations	(455)	2,731	457	2,829

Net loss attributable to common stockholders	$(9,477)	$(2,722)	$(14,253)	$(7,871)

Denominator for basic and diluted (loss) income per share:
Basic and diluted weighted-average shares outstanding(1)	118,223	67,567	116,307	67,353

(Loss) income per share — basic and diluted
Continuing operations	$(0.08)	$(0.08)	$(0.12)	$(0.16)
Discontinued operations	0.00	0.04	0.00	0.04

Total — basic and diluted	$(0.08)	$(0.04)	$(0.12)	$(0.12)

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. (Loss) Income Per Share (continued)

(1)	The following stock options and warrants outstanding as of June 30, 2008 and 2007 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	June 30,
	2008	2007

Stock options(2)	20,222	5,973
Warrants	9,302	4,229
Restricted stock	—	50
Common stock to be issued in settlement of liability	—	1,885

Total	29,524	12,137

(2)	The increase in the number of outstanding options is primarily related to the merger with and the resulting change in the minority interest in Destron Fearing as discussed in Note 7.
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
The Amendment further amended Section 6.17 of the Securities Purchase Agreement dated August 31, 2007, as amended, between us and Kallina, to provide that once our total amount of indebtedness under notes issued to the Lenders is $7 million or less, Kallina’s board observation rights will be terminated. To facilitate the exercise of Laurus’ rights under the Replacement Common Stock Purchase Warrant dated July 31, 2003 to purchase 175,000 shares (“Original Warrant”), we issued Laurus a Common Stock Purchase Warrant to purchase 175,000 shares (“Replacement Warrant”) in exchange for the Original Warrant. The Replacement Warrant increased the maximum beneficial ownership percentage allowable upon exercise of the warrant from 4.99% to 9.99%. The Replacement Warrant also terminated the registration rights Laurus previously had under the Original Warrant. On July 22, 2008, the Lenders exercised warrants to purchase an aggregate of 6,225,782 shares of our common stock for approximately $2.49 million in cash. As a result of the repricing of the warrants, we will record approximately $0.6 million of non-cash interest expense during the three-months ended September 30, 2008.
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
Emergency Identification
Our Emergency Identification segment’s proprietary products provide animal identification and emergency location of aircraft, people and maritime vessels. This segment’s principal products are:
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Also included is other income associated with the reversal of certain liabilities related to companies that we sold or closed in 2001 and 2002. Included in the liabilities of “Corporate/Eliminations” as of June 30, 2008, are approximately $3.3 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that $2.6 million of these net liabilities will be reversed during the remainder of 2008, as they will no longer be considered our legal obligations.
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
The following is selected segment data as of and for the periods ended:

						Total From
	Animal	Emergency		Security and	Corporate/	Continuing
As of and For the Three-Months Ended June 30,	Identification	Identification	Healthcare	Industrial	Eliminations	Operations
2008
Revenue	$9,606	$11,097	$—	$—	$—	$20,703
Operating (loss) income	(7,235)	881	—	—	(2,651)	(9,005)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiaries	(7,941)	837	—	—	(2,132)	(9,236)

Total assets from continuing operations	$73,191	$33,452	$—	$—	$26,688	$133,331

2007
Revenue	$11,029	$8,504	$5,863	$2,327	$—	$27,723
Operating loss	(1,284)	(387)	(1,656)	(414)	(1,345)	(5,086)
Loss from continuing operations before income taxes, minority interest and gain attributable to capital transactions of subsidiaries	(1,972)	(439)	(1,976)	(603)	(1,184)	(6,174)

Total assets from continuing operations	$79,114	$18,301	$44,925	$9,063	$17,562	$168,965

						Total From
	Animal	Emergency		Security and	Corporate/	Continuing
As of and For the Six-Months Ended June 30,	Identification	Identification	Healthcare	Industrial	Eliminations	Operations
2008
Revenue	$21,349	$21,780	$—	$—	$—	$43,129
Operating (loss) income	(7,549)	1,442	—	—	(4,945)	(11,052)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiaries	(9,014)	1,354	—	—	(7,234)	(14,894)

Total assets from continuing operations	$73,191	$33,452	$—	$—	$26,688	$133,331

2007
Revenue	$21,289	$13,542	$11,174	$4,389	$—	$50,394
Operating loss	(3,912)	(847)	(3,984)	(1,027)	(2,909)	(12,679)
Loss from continuing operations before income taxes, minority interest and gain attributable to capital transactions of subsidiaries	(4,430)	(923)	(4,472)	(1,375)	(2,514)	(13,714)

Total assets from continuing operations	$79,114	$18,301	$44,925	$9,063	$17,562	$168,965

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
Under the terms of the GTC Merger Agreement, upon the closing of the GTC Merger, we paid approximately 10.6 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may also be paid in cash, in shares of our common stock or VeriChip common stock that we own, or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008 and April 2008, we paid an aggregate of approximately $0.6 million under the earn-out provision by issuing to the Holders a total of 338,295 shares and 569,869 shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the relevant patent filing date. We are currently in the process of determining the values and lives of the various acquired intangibles.
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
McMurdo Limited
In April 5, 2007, Signature acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Signature’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to Signature’s revenue base. The assets and contracts acquired included fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility. Signature entered into a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Asset Sale and Purchase Agreement (the “Agreement”), Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, Destron Fearing guaranteed to McMurdo, Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature, McMurdo’s obligations and liabilities under the Guaranteed Agreements. Destron Fearing paid net consideration of approximately $7.3 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and an additional purchase price payment of approximately $1.0 million in February 2008. Per the terms of the Agreement, Signature was obligated to make an additional purchase price payment of approximately $2.0 million. However, Signature held back approximately $1.0 million, of the additional purchase price payment because of certain warranty reimbursement claims and indemnity obligations under the Agreement. Chemring and Signature have since filed claims in the English courts seeking payment from the other. See Note 18 for further discussion on these claims.
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
Proformas (Unaudited)
The acquisitions were accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC, the minority owners’ interest in Destron Fearing and McMurdo from the date of acquisition. Unaudited pro forma results of operations of the Company for the three-months ended June 30, 2007 and six-months ended June 30, 2008 and 2007 are included below. Such pro forma information assumes that the above acquisitions had occurred as of April 1, 2007 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

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
Changes in our interest arising from capital transactions of an investee are accounted for in the statement of operations. The table below summarizes the activity of our investment in VeriChip (our investment in InfoTech is presented in discontinued operations):

VeriChip

Balance at January 1, 2008	$12,293
Equity in loss	(2,751)
Other	545

Balance at June 30, 2008	$10,087

Ownership interest at June 30, 2008	48.5%
The table below summarizes VeriChip’s balance sheet and statement of operations for the periods shown.

June 30,
2008

Total assets	$47,108
Total liabilities	24,855
Total stockholders’ equity	22,253

	For the three-	For the six-
	months ended	months ended
	June 30,	June 30,
	2008	2008
	(in thousands)
Total revenues	$9,739	$18,337
Net loss	(4,528)	(5,434)
See Note 6 for a discussion of VeriChip’s operating segments for the three and six-months ended June 30, 2007.
10. Warrants Classified as a Liability
In February 2007, in connection with a prior financing, Destron Fearing issued warrants to two warrant holders. The warrants contained certain anti-dilution and cash settlement provisions and, accordingly, Destron Fearing accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 0.7 million warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007. The warrants were required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in the fair value recorded as income or expense. Approximately $0.1 million of expense and $0.3 million of income was recorded in the three and six-months ended June 30, 2007, respectively, as a result of the change in the fair value of the warrants. In December 2007, pursuant to Securities Exchange Agreements with the holders, the warrants were exchanged for shares of Destron Fearing’s common stock.

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
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three and six-months ended June 30, 2008 and 2007:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.06 - 3.57%	4.97%	2.80 - 3.57%	4.97%
Expected life (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.0%	60.0%	60.0%	60.0%
Weighted-average volatility	60.0%	60.0%	60.0%	60.0%
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
A summary of our stock option activity as of June 30, 2008, and changes during the three months then ended is presented below (in thousands, except per share amounts):

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
The total intrinsic value of options exercised during the three-months ended June 30, 2008 and 2007 was nil and $2.0 million, respectively, and nil and $2.0 million for the six-months ended June 30, 2008 and 2007, respectively. At June 30, 2008, we had 2.7 million options available for issuance in our plans.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. InfoTech provides computer hardware and IT services. In addition, on July 2, 2007, Destron Fearing completed its previously announced sale of its whollyowned subsidiary, OuterLink. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, Destron Fearing sold all of the issued and outstanding shares of stock of OuterLink for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which was repaid in November 2007. The Stock Purchase Agreement contained customary representations and warranties of the parties and indemnification provisions.
As a result of our board of directors’ decision to sell FDC, Thermo Life, InfoTech, Computer Equity and Perimeter and Destron Fearing’s board of directors’ decision to sell OuterLink, the financial condition, results of operations and cash flows of FDC, Thermo Life, InfoTech, Computer Equity, Perimeter and OuterLink have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented. As discussed in Note 9, we no longer own a majority of the outstanding stock of InfoTech. Therefore, InfoTech’s summarized operating data and changes in capital are presented below, in thousands, under the equity method of accounting for 2008.

	Three-Months Ended		Six-Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenue	$3,232	$11,141	$8,948	$19,877
Cost of sales	2,281	6,295	5,447	11,957

Gross profit	951	4,846	3,501	7,920

Selling, general and administrative expenses	1,230	2,524	2,606	5,261
Research and development expenses	40	364	144	852
Interest and other income	53	916	49	956
Interest expense	(72)	(61)	(144)	(122)
Equity in loss and capital transactions of affiliate	(10)	—	(100)	—

(Loss) income before income taxes and minority interest	(455)	2,813	457	2,641

Provision for income taxes	—	(297)	—	(377)

(Loss) income before minority interest	(455)	2,516	457	2,264

Minority interest	—	215	—	563
Gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	—	—	2

(Loss) income from discontinued operations, net of income taxes of $0	$(455)	$2,731	$457	$2,829

(Loss) income from discontinued operations per common share — basic and diluted	$(0.00)	$0.04	$0.00	$0.04
Weighted average number of common shares outstanding — basic and diluted	118,223	67,567	116,307	67,353
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
The net (liabilities) assets of discontinued operations as of June 30, 2008 and December 31, 2007 were comprised of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Current assets
Cash	$50	$841
Accounts receivable	1,794	5,244
Inventory	692	594
Other current assets	95	1,003

Total current assets	2,631	7,682
Property and equipment, net	176	327
Goodwill and intangibles, net	—	1,905
Other assets, net	4	17
Investment in affiliate	518	—

Total assets	$3,329	$9,931

Current liabilities
Notes payable	$1,050	$1,014
Accounts payable	1,901	1,764
Accrued expenses and other current liabilities	1,158	1,620
Deferred revenue	—	1,934

Total current liabilities	4,109	6,332
Notes payable	1,546	2,406
Deferred revenue	—	131
Other long-term liabilities	—	95

Total liabilities	5,655	8,964
Minority interest	—	554

Net (liabilities) assets of discontinued operations	$(2,326)	$413

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
16. Supplemental Cash Flow Information
In the six-months ended June 30, 2008 and 2007, we had the following non-cash investing activities:

	Six-Months Ended June 30,
	2008	2007
	(in thousands)
Non-cash investing activity:
Adjustment to acquisition purchase price	$—	$932
Issuance of shares for acquisition	6,725	—

Non-cash financing activities:
Financing of equipment through capital lease	$342	$546
Reclassification of other assets to acquisition cost	—	494
Issuance of shares for legal settlement	—	784
Issuance of shares for payment of note with InfoTech	—	1,000
Issuance of shares for services	—	745
Issuance of warrants in connection with debt	—	1,253

Cash paid for:
Interest	$1,513	$1,036
Taxes	73	55

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
19. Subsequent Events
Subsequent to June 30, 2008, the following events occurred:
•	sale of FDC, Computer Equity, and our 49.94% ownership in InfoTech, which are discussed further in Note 13:

•	closing of VeriChip’s Xmark transaction which enabled VeriChip to repay in full of their outstanding debt to us which is further discussed in Note 1 and 5;

•	repricing of warrants which were then fully exercised for approximately $2.5 million in cash by certain Lenders as discussed in Note 5; and

•	declaration of dividend to stockholders by VeriChip as discussed in Note 1.

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
Overview
We currently operate in two business segments and engage in the following principal business activities:
Animal Identification (formerly known as Animal Applications) — We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags, and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of certain government regulations aimed at insuring the safety of food supplies throughout the world. Our animal identification business is headquartered in Minnesota, with wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification (formerly known as GPS and Radio Communications) — We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand names SARBE™ and McMurdo. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide, while McMurdo safety products are sold to a variety of commercial maritime, aviation, and recreational customers. We also develop, manufacture and market alarm sounders for hazardous industrial areas under the brand name Clifford & Snell. The emergency identification segment includes the 98.5% owned Signature subsidiary, and is headquartered in the United Kingdom.
Our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements.
Significant Factors Affecting our Results of Operations and Financial Condition
During the three-months ended June 30, 2008, as compared to the three-months ended June 30, 2007, our revenue decreased approximately $7.0 million, or 25.3%. During the six-months ended June 30, 2008, as compared to the six-months ended June 30, 2007, our revenue decreased approximately $7.3 million, or 14.4%. Our operating loss was $9.0 million in the three-months ended June 30, 2008 as compared to an operating loss of $5.1 million in the three-months ended June 30, 2007. For the six-months ended June 30, 2008 and 2007, our operating loss was $11.1 million compared to a $12.7 million, respectively. Excluding restructuring expense, asset impairments and inventory reserves of approximately $4.4 million, $1.9 million and $1.2 million, respectively, our operating loss was $1.5 million and $3.7 million for the three and six-months ended June 30, 2008, respectively. We attribute the majority of the asset impairment and inventory reserves to a restructuring plan that our board of directors approved on June 30, 2008. The purpose of the restructuring plan is to increase profitability at the gross margin level, which management believes is necessary to achieve in order to competitively price our products and still achieve positive earnings. The majority of affected employees were notified by June 30, 2008, or in some cases will be notified throughout the remainder of 2008. The annualized cost savings expected to be achieved once the plan is fully implemented is estimated to be approximately $4.5 million (before expenses associated with these actions), or approximately 10% of current annual revenues for the Animal Identification segment. It is anticipated that the plan will be fully implemented during the next 6 to 18 months. The cash requirement for the restructuring is presently estimated to be approximately $3.8 million over the next 6 to 9 months, and $4.0 million in total.
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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.0	57.1	65.4	57.5

Gross profit	32.0	42.9	34.6	42.5

Selling, general and administrative expenses	43.8	52.1	42.1	57.4
Research and development expenses	3.5	9.2	3.5	10.2
Restructuring expenses	7.1	—	4.5	—
Asset impairment	21.1	—	10.1	—

Operating loss	(43.5)	(18.4)	(25.6)	(25.1)

Interest and other income	10.5	0.6	6.0	2.2
Interest expense	(7.4)	(4.5)	(9.8)	(4.3)
Equity in loss and capital transactions of affiliate	(4.2)	—	(5.1)	—

Loss before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(44.6)	(22.3)	(34.5)	(27.2)

Benefit (provision) for income taxes	1.3	(0.1)	0.6	(0.2)
Minority interest	(0.3)	8.6	(0.2)	8.4
Net (loss) gain on capital transactions of subsidiary	—	(2.2)	—	9.4
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(3.7)	—	(11.6)

Loss from continuing operations	(43.6)	(19.7)	(34.1)	(21.2)
(Loss) income from discontinued operations	(2.2)	9.9	1.1	5.6

Net loss	(45.8)%	(9.8)%	(33.0)%	(15.6)%

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

Healthcare Segment

	Three-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$5,863	100.0%	$(5,863)	100.0%
Cost of sales	—	—	2,820	48.1	(2,820)	100.0

Gross profit	—	—	3,043	51.9	(3,043)	100.0

Selling, general and administrative expenses	—	—	4,043	69.0	(4,043)	100.0
Research and development expenses	—	—	656	11.2	(656)	100.0

Operating income (loss)	$—	—%	$(1,656)	(28.2)%	$1,656	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investee, and therefore its results are not reflected above for the 2008 period.
Security Segment

	Three-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$2,327	100.0%	$(2,327)	100.0%
Cost of sales	—	—	1,140	49.0	(1,140)	100.0

Gross profit	—	—	1,187	51.0	(1,187)	100.0

Selling, general and administrative expenses	—	—	1,301	55.9	(1,301)	100.0
Research and development expenses	—	—	300	12.9	(300)	100.0

Operating income (loss)	$—	—%	$(414)	(17.8)%	$414	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investee, and therefore its results are not reflected above for the 2008 period.

Corporate/Eliminations

	Three-Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,846	1,117	729	65.3
Restructuring expenses	659	—	659	NM
Asset impairment	146	—	146	NM

Operating loss	$(2,651)	$(1,117)	$(1,025)	(63.0)

NM — Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased approximately $0.7 million for the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The increase is primarily due to additional salaries, bonus accrual and stock-based compensation expense which was slightly offset by a decrease in audit and legal fees.
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
Consolidated
Interest Expense
Interest expense was $1.5 million and $1.3 million for the three-months ended June 30, 2008 and 2007, respectively. The increase in interest expense is due primarily to an overall increase in our debt balance and the amortization of deferred financing costs and debt discounts costs.
Interest and Other Income
Interest and other income increased approximately $2.0 million in the three-months ended June 30, 2008 compared to the three-months ended June 30, 2007. The increase was primarily the result of $1.7 million of income recognized in the second quarter of 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, as we were no longer legally obligated to repay these liabilities.
Income Taxes
We had income tax benefit of $0.3 million for the three-months ended June 30, 2008 compared to a provision of $13 thousand in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the three-months ended June 30, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended June 30, 2008 and 2007.

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
Healthcare Segment

	Six-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$11,174	100.0%	$(11,174)	100.0%
Cost of sales	—	—	5,407	48.4	(5,407)	100.0

Gross profit	—	—	5,767	51.6	(5,767)	100.0

Selling, general and administrative expenses	—	—	8,030	71.9	(8,030)	100.0
Research and development expenses	—	—	1,721	15.4	(1,721)	100.0

Operating income (loss)	$—	—%	$(3,984)	(35.7)%	$3,984	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investee, and therefore its results are not reflected above for the 2008 period.

Security Segment

	Six-Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$4,389	100.0%	$(4,389)	100.0%
Cost of sales	—	—	2,063	47.0	(2,063)	100.0

Gross profit	—	—	2,326	53.0	(2,326)	100.0

Selling, general and administrative expenses	—	—	2,712	61.8	(2,712)	100.0
Research and development expenses	—	—	641	14.6	(641)	100.0

Operating income (loss)	$—	—%	$(1,027)	(23.4)%	$1,027	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investee, and therefore its results are not reflected above for the 2008 period.
Corporate/Eliminations

	Six-Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	4,140	2,523	1,617	64.1
Restructuring expenses	659	—	659	NM
Asset impairment	146	—	146	NM

Operating loss	$(4,945)	$(2,523)	$(2,422)	(96.0)

NM — Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased approximately $1.6 million for the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007. The increase is primarily due to additional salaries and signing bonuses, increased consulting fees and an increase in stock-based compensation expense, slightly offset by a decrease in legal fees.
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
Interest Expense
Interest expense was $4.2 million and $2.2 million for the six-months ended June 30, 2008 and 2007, respectively. The increase in interest expense is due primarily to an additional $0.6 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt in February 2008, an additional $0.5 million of interest expense associated with repricing of warrants, an overall increase in our debt balance and the amortization of deferred financing costs and debt discounts costs.
Income Taxes
We had income tax benefit of $0.3 million for the six-months ended June 30, 2008 compared to a provision of $83 thousand in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the six-months ended June 30, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2008 and 2007.
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
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $2.2 million and $9.4 million at June 30, 2008 and December 31, 2007, respectively.
Operating activities provided (used) cash of $1.1 million and $(5.4) million during the six-months ended June 30, 2008 and 2007, respectively. During the six-months ended June 30, 2008, cash was provided primarily from the increase in accounts payable and accrued expenses. During the six-months ended June 30, 2007, cash was used primarily to fund losses, gains on capital transactions of subsidiaries and decreases in accounts receivable.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $6.3 million, or 29.2%, to $15.3 million at June 30, 2008, from $21.6 million at December 31, 2007. The decrease was primarily due to a decrease in sales to Schering Plough, payment of U.S.D.A shipments in November and December, a decrease in fish & wildlife receivables and the presentation of VeriChip as an equity investee in 2008.

•	Inventories decreased 8.5% to $14.5 million at June 30, 2008 from $15.8 million at December 31, 2007. The decrease was principally due to the presentation of VeriChip as an equity investee in 2008 slightly offset by higher inventory levels at Signature in response to increased sales.

•	Accounts payable decreased $1.2 million, or 7.8%, to $14.5 million at June 30, 2008 compared to $15.8 million at December 31, 2007. The decrease was primarily due to the presentation of VeriChip as an equity investee in 2008, slightly offset by the timing of billings and payments of purchases as well as the addition of GTC’s accounts payable which was acquired in January 2008.

•	Accrued expenses decreased $2.8 million, or 20.5%, to $10.9 million at June 30, 2008 compared to $13.7 million at December 31, 2007. The decrease was primarily due to the presentation of VeriChip as an equity investee in 2008, slightly offset by an increase in the bonus accrual, the implementation of a 401k match, insurance accrual as well as timing differences for payroll related expenses.
Investing activities used cash of $(4.8) million and $(6.0) million during the six-months ended June 30, 2008 and 2007, respectively. The amounts used in 2008 were primarily from the deconsolidation of VeriChip and the decrease during the six-months ended June 30, 2007 is primarily due to payments for the acquisition of McMurdo in April, 2007.
Financing activities (used) provided cash of $(3.6) million and $19.6 million during the six-months ended June 30, 2008 and 2007, respectively. In the six-months ended June 30, 2008, the use of cash was primarily for the pay-down of debt whereas the cash provided during the six-months ended June 30, 2007 was primarily from the net proceeds from VeriChip’s IPO and proceeds from long-term debt.
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
Proforma Condensed Consolidated Statements
The equity method of accounting is used for investments in affiliated companies, which we do not control and in which our interest is generally between 20% and 50% and we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip Corporation (“VeriChip”), which is included in the results from continuing operations, and IFTH Acquisition Corp., formerly known as InfoTech USA, Inc. (“InfoTech”), which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, during the first quarter of 2008 our ownership interests fell below 50% and as of June 30, 2008, we owned approximately 48.5% and 49.9% of VeriChip and InfoTech, respectively. Therefore, effective January 1, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. Prior period financial statements have been presented on a historical basis, and accordingly, include the results of operations of VeriChip and InfoTech under the consolidation method. For comparative purposes, we have presented below an unaudited pro forma balance sheet as of December 31, 2007 and unaudited pro forma statements of operations for the three and six-months ended June 30, 2007 as if VeriChip and InfoTech had been accounted for under the equity method of accounting for those periods. We believe that this pro forma information is beneficial as it provides a clearer and more comparable period-to-period presentation.
The following tables present information regarding the unaudited pro forma financial condition and results of operations after giving effect to the reclassification of VeriChip and InfoTech as equity investees. We excluded VeriChip and InfoTech’s assets, liabilities and minority interest from the balance sheet and separately presented our investment in each affiliate. In the results of operations, we eliminated VeriChip revenue, expenses, other income/expenses and minority interest from our results of operations and separately presented our equity in the loss of VeriChip. As InfoTech was reported in discontinued operations, we excluded their operations and minority interest and reclassified the amounts to our equity in the loss of InfoTech within our loss from discontinued operations. These tables reflect the amounts as if our ownership interest in VeriChip and InfoTech were below 50% as of January 1, 2007.
The unaudited pro forma financial condition and results of operations presented below are provided for illustrative purposes only and do not purport to represent what the actual consolidated results of operations or the consolidated financial position would have been had the percentage of ownership of VeriChip and InfoTech changed on the date assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

Proforma Balance Sheet (unaudited)

	June 30,	December 31,			December 31,
	2008	2007	Pro Forma		2007
	(Historical)	(Historical)	Adjustments		(Proforma)
Assets
Current assets
Cash, cash equivalents and restricted cash	$2,163	$9,533	$(7,221	)(a)	$2,312
Accounts receivable, net of allowance for doubtful accounts	15,333	21,581	(5,438	)(a)	16,143
Note receivable from VeriChip Corporation	—	—	2,167	(a)	2,167
Due from affiliates	55	—	144	(a)
			102	(b)	246
Inventories	14,497	15,840	(1,648	)(a)	14,192
Other current assets	3,053	3,931	(1,515	)(a)	2,416
Current assets of discontinued operations	2,631	7,682	(2,098	)(b)	5,584

Total current assets	37,732	58,567	(15,507)		43,060

Property and equipment, net	10,052	12,966	(952	)(a)	12,014
Goodwill and intangible assets, net	65,151	93,948	(32,528	)(a)	61,420
Note receivable from VeriChip Corporation	7,824	—	10,752	(a)	10,752
Other assets, net	4,598	3,960	—		3,960
Other assets of discontinued operations	180	2,249	(6	)(b)	2,243
Investment in affiliates — continuing operations	10,087	—	12,293	(a)	12,293
Investment in affiliates — discontinued operations	518	—	477	(b)	477

Total Assets	$136,142	$171,690	$(25,471)		$146,219

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$11,866	$15,746	$(1,515	)(a)	$14,231
Accounts payable	14,526	15,762	(1,855	)(a)	13,907
Advances from factor	2,969	1,992	—		1,992
Deferred revenue		1,110	(306	)(a)	804
Accrued expenses and other current liabilities	11,408	13,697	(3,858	)(a)	9,839
Current liabilities of discontinued operations	4,109	6,332	(971	)(b)	5,361

Total current liabilities	44,878	54,639	(8,505)		46,134
Long-term debt and notes payable	14,906	17,217	—		17,217
Deferred taxes	6,954	10,090	(3,808	)(a)	6,282
Other liabilities	2,516	2,752	(1	)(a)	2,751
Other liabilities of discontinued operations	1,546	2,632	—		2,632

Total Liabilities	70,800	87,330	(12,314)		75,016

Commitments and contingencies
Minority interest — continuing operations	316	12,811	(12,603	)(a)	208
Minority interest — discontinued operations	—	554	(554	)(b)	—

Total Stockholders’ Equity	65,026	70,995	—		70,995

Total Liabilities and Stockholders’ Equity	$136,142	$171,690	$(25,471)		$146,219

Proforma Statement of Operations (unaudited)

	For the Three-Months Ended June 30,
	2008	2007	Proforma		2007
	(Historical)	(Historical)	Adjustments		(Proforma)

Revenue	$20,703	$27,723	$(8,190	)(c)	$19,533

Cost of sales	14,079	15,815	(3,960	)(c)	11,855

Gross profit	6,624	11,908	(4,230	)(c)	7,678

Selling, general and administrative expenses	9,066	14,453	(5,344	)(c)	9,109
Research and development expenses	731	2,541	(956	)(c)	1,585
Restructuring expenses	1,463	—	—		—
Asset impairment	4,369	—	—		—

Operating loss	(9,005)	(5,086)	2,070	(c)	(3,016)

Interest and other income	2,169	163	144	(c)	307
Interest expense	(1,523)	(1,251)	(385	)(c)	(886)
Equity in loss of affiliate	(877)	—	(2,489	)(c)	(2,489)

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(9,236)	(6,174)	90	(c)	(6,084)

Benefit (provision) for income taxes	269	(13)	—		(13)

Loss from continuing operations before minority interest, loss on capital transactions of subsidiary and loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	(8,967)	(6,187)	90	(c)	(6,097)

Minority interest	(55)	2,378	(1,290	)(c)	1,088
Net loss on capital transactions of subsidiary	—	(604)	545	(c)	(59)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(1,040)	655	(c)	(385)

Loss from continuing operations	(9,022)	(5,453)	—		(5,453)

(Loss) income from discontinued operations, net of income taxes of $0	(455)	2,731	—		2,731

Net loss	$(9,477)	$(2,722)	$—		$(2,722)

	For the Six-Months Ended June 30,
	2008	2007	Proforma		2007
	(Historical)	(Historical)	Adjustments		(Proforma)

Revenue	$43,129	$50,394	$(15,563	)(c)	$34,831

Cost of sales	28,206	28,979	(7,470	)(c)	21,509

Gross profit	14,923	21,415	(8,093	)(c)	13,322

Selling, general and administrative expenses	18,156	28,928	(10,742	)(c)	18,186
Research and development expenses	1,526	5,166	(2,362	)(c)	2,804
Restructuring expenses	1,924	—	—		—
Asset impairment	4,369	—	—		—

Operating loss	(11,052)	(12,679)	5,011	(c)	(7,668)

Interest and other income	2,574	1,131	83	(c)	1,214
Interest expense	(4,210)	(2,166)	753	(c)	(1,413)
Equity in loss of affiliate	(2,206)	—	(4,626	)(c)	(4,626)

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(14,894)	(13,714)	1,221	(c)	(12,493)

Benefit (provision) for income taxes	288	(83)	45		(38)

Loss from continuing operations before minority interest, loss on capital transactions of subsidiary and loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	(14,606)	(13,797)	1,266	(c)	(12,531)

Minority interest	(104)	4,207	(1,804	)(c)	2,403
Net loss on capital transactions of subsidiary	—	4,750	(4,808	)(c)	(58)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(5,860)	5,346	(c)	(514)

Loss from continuing operations	(14,710)	(10,700)	—		(10,700)

(Loss) income from discontinued operations, net of income taxes of $0	457	2,829	—		2,829

Net loss	$(14,253)	$(7,871)	$—		$(7,871)

Proforma Adjustments

(a)	To reflect the reclassification of VeriChip from a consolidated majority-owned entity to an equity investment. We eliminated VeriChip’s balances, recorded intercompany transactions with VeriChip that were previously eliminated in consolidation and recorded our investment in VeriChip.

(b)	To reflect the reclassification of InfoTech from a consolidated majority-owned entity to an equity investment. As of December 31, 2007, InfoTech was recorded as discontinued operations and as such, we eliminated InfoTech’s balances from the various discontinued operations line items and recorded our investment in InfoTech.

(c)	To reflect the reclassification of VeriChip from a consolidated majority-owned entity to an equity investment. We eliminated VeriChip’s operations, eliminated the related minority interest and capital transaction losses, and recorded our equity in loss of VeriChip.

Consolidated Discussion
The following discussion has been prepared for the items of our Management’s Discussion and Analysis that changed when preparing the proforma financial statements for the reclassification of VeriChip and InfoTech as equity investments.
Interest Expense
The proforma interest expense for the three-months ended June 30, 2007 was approximately $0.9 million compared to the historical interest expense which was approximately $1.3 million. For the six-months ended June 30, 2007, the proforma interest expense was approximately $0.8 million less than the historical interest expense of $2.2 million. The decrease from historical to proforma is due to the elimination of VeriChip’s third party interest expense when reclassifying VeriChip as an equity investment.
Interest and Other Income
For the three-months ended June 30, 2007, the proforma interest and other income was approximately $0.3 million compared to $0.2 million of historical interest and other income. The proforma interest and other income for the six-months ended June 30, 2007 was approximately $1.2 million compared to the historical interest and other income amount of $1.1 million. The increase from historical to proforma is primarily due to the reclassification of VeriChip as an equity investment.
Income Taxes
Our historical and proforma income tax provisions were both $13 thousand for the three-months ended June 30, 2007 as VeriChip did not have an income tax provision. During the six-months ended June 30, 2007, our proforma income tax provision was $38 thousand and our historical income tax provision was $83 thousand. The decrease from historical to proforma is primarily due to the reclassification of VeriChip as an equity investment.
Liquidity and Capital Resources from Continuing Operations — Pro Forma
At December 31, 2007, our proforma cash and cash equivalents was approximately $2.2 million compared to a historical cash and cash equivalents balance of approximately $9.4 million. The decrease relates to the exclusion of $7.2 million of VeriChip’s cash balance.
Our proforma operating activities used cash of approximately $1.2 million during the six-months ended June 30, 2007 as compared to historical operating activities which used cash of approximately $5.4 million during the same period. The decrease is primarily related to a decrease in non-cash compensation as well as a decrease in depreciation and amortization from the reclassification of VeriChip to an equity investment.
The following changes in our adjustments to reconcile operating losses to net cash used in operating activities relating to the reclassification of VeriChip as an equity investment included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased approximately $5.4 million from the historical balance of $21.6 million as of December 31, 2007 to the proforma balance of $16.1 million.

•	Inventories decreased to our proforma balance of $14.2 million at December 31, 2007 from our historical balance of $15.8 million at December 31, 2007.

•	Accounts payable decreased approximately $1.9 million from the historical balance of $15.8 million as of December 31, 2007 to the proforma balance of $13.9 million as of December 31, 2007.

•	Accrued expenses decreased to our proforma balance of $9.8 million at December 31, 2007 from our historical balance of $13.7 million at December 31, 2007.
Proforma investing activities used cash of $4.5 million during the six-months ended June 30, 2007 as compared to $6.0 million that was used in historical investing activities. The $1.5 million decrease is primarily related to the payment we received from VeriChip on a note receivable as it was eliminated in consolidation in the historical results.
Our proforma financing activities provided cash of approximately $3.6 million during the six-months ended June 30, 2007 as compared to historical financing activities which provided cash of approximately $19.6 million. The decrease is primarily related to $15.5 million of net proceeds from VeriChip’s IPO that are included in the historical financing activities.

Cautionary Note Regarding Forward-Looking Statements
This amendment to the quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID and the GPS and radio communications markets;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the possibility that we could continue to generate losses, on a consolidated basis, for the forseable future;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business over the next twelve-months ended June 30, 2009;

•	our ability to successfully implement our restructuring plan and realize the estimated cost savings; and

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under DSD’s existing bank facility that is payable on demand and can be terminated at any time without notice.
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
The information in this amendment to the quarterly report is as of June 30, 2008, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: October 24, 2008	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by Lorraine M. Breece, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002