Form 10-Q
period 2008-09-30
DIGITAL ANGEL CORP
filed 2008-11-12
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26020

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

490 Villaume Avenue, South St. Paul, Minnesota	55075
(Address of Principal Executive Offices)	(Zip Code)
(651) 455-1621
Registrant’s Telephone Number, Including Area Code

1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2008
Common Stock, $.01 par value per share	15,952 shares

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	September 30,	December 31,
	2008	2007
	(unaudited)	(restated(1))
Assets
Current assets
Cash and cash equivalents	$2,849	$9,443
Restricted cash	—	90
Accounts receivable, net of allowance for doubtful accounts of $187 and $279 at September 30, 2008 and December 31, 2007, respectively	12,917	21,581
Note receivable	450	—
Due from affiliates	37	—
Inventories	12,376	15,840
Deferred taxes	164	394
Other current assets	2,530	3,537
Current assets of discontinued operations	4	7,682

Total current assets	31,327	58,567

Property and equipment, net	9,554	12,966
Goodwill	15,091	50,970
Intangible assets, net	20,076	38,925
Note receivable	1,119	—
Other assets, net	2,051	3,960
Other assets of discontinued operations	41	2,249
Investment in affiliates — continuing operations	750	—

Total Assets	$80,009	$167,637

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$10,216	$15,746
Accounts payable	10,965	15,762
Advances from factors	1,914	1,992
Accrued expenses	8,869	13,697
Deferred revenue	281	1,110
Current liabilities of discontinued operations	10	6,332

Total current liabilities	32,255	54,639
Long-term debt and notes payable	5,522	17,217
Deferred taxes	2,734	6,037
Other liabilities	1,932	2,752
Other liabilities of discontinued operations	—	2,632

Total Liabilities	42,443	83,277

Commitments and contingencies
Minority interest — continuing operations	261	12,811
Minority interest — discontinued operations	—	554

Stockholders’ Equity
Preferred shares ($10 par value; shares authorized, 5,000, special voting; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 35,000; shares issued, 15,907 and 13,135; shares outstanding, 15,764 and 13,066)	159	131
Additional paid-in capital	585,619	573,565
Accumulated deficit	(545,394)	(500,706)
Accumulated other comprehensive (loss) income — foreign currency translation	(483)	428

Subtotal	39,901	73,418
Treasury stock (carried at cost, 143 and 69 shares)	(2,596)	(2,423)

Total Stockholders’ Equity	37,305	70,995

Total Liabilities and Stockholders’ Equity	$80,009	$167,637

(1) See Note 7.
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-	For the Three-
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Revenue	$18,856	$28,251

Cost of sales	11,781	15,475

Gross profit	7,075	12,776

Selling, general and administrative expenses	8,170	16,853
Research and development expenses	729	1,971
Restructuring expenses	410	—
Goodwill and asset impairment	26,139	—

Operating loss	(28,373)	(6,048)

Gain on sale of asset	—	691
Interest and other income (expense), net	(1,160)	(958)
Interest expense	(3,177)	(2,698)
Equity in loss of affiliate	(957)	—

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(33,667)	(9,013)

Benefit (provision) for income taxes	150	(405)

Loss from continuing operations before minority interest and loss attributable to capital transactions of subsidiaries	(33,517)	(9,418)

Minority interest	(17)	2,570
Net loss on capital transactions of subsidiary	—	(1,118)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(857)

Loss from continuing operations	(33,534)	(8,823)
Income (loss) from discontinued operations, net of income taxes of $0	3,099	(2,476)

Net loss	$(30,435)	$(11,299)

Loss per common share — basic and diluted
Loss from continuing operations	$(2.17)	$(1.01)
Income (loss) from discontinued operations	0.20	(0.28)

Net loss	$(1.97)	$(1.29)

Weighted average number of common shares outstanding — basic and diluted	15,418	8,752
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Nine-	For the Nine-
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Revenue	$61,985	$78,645

Cost of sales	39,987	44,455

Gross profit	21,998	34,190

Selling, general and administrative expenses	26,325	45,780
Research and development expenses	2,256	7,137
Restructuring expenses	2,334	—
Goodwill and asset impairment	30,509	—

Operating loss	(39,426)	(18,727)

Gain on sale of asset	—	691
Interest and other income, net	1,415	167
Interest expense	(7,388)	(4,911)
Equity in loss of affiliate	(3,163)	—

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(48,562)	(22,780)

Benefit (provision) for income taxes	438	(488)

Loss from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiaries	(48,124)	(23,268)

Minority interest	(121)	6,777
Net gain on capital transactions of subsidiary	—	3,632
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(6,717)

Loss from continuing operations	(48,245)	(19,576)

Income from discontinued operations, net of income taxes of $0	3,557	406

Net loss	$(44,688)	$(19,170)

Loss per common share — basic and diluted
Loss from continuing operations	$(3.25)	$(2.30)
Income from discontinued operations	0.24	0.05

Net loss	$(3.01)	$(2.25)

Weighted average number of common shares outstanding — basic and diluted	14,834	8,531
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine-Months Ended September 30, 2008
(in thousands)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, December 31, 2007	13,135	$131	$573,565	$(500,706)	$428	$(2,423)	$70,995

Net loss	—	—	—	(44,688)	—	—	(44,688)
Comprehensive loss:
Foreign currency translation	—	—	215	—	(911)	—	(696)

Total comprehensive loss				(44,688)	(911)		(45,384)

Acquisition of Geissler Technologies Corporation	1,488	15	6,864	—	—	—	6,879
Issuance of common stock for services	262	3	1,244	—	—	—	1,247
Issuance of common stock for financing	29	—	204	—	—	—	204
Issuance of restricted stock and stock options for services	31	—	338	—	—	—	338
Issuance of shares in connection with warrants exercised	22	—	—	—	—	—	—
Issuance of common stock for legal settlement	162	2	498	—	—	—	500
Re-pricing of common stock warrants for financing	—	—	1,112	—	—	—	1,112
Exercise of common stock warrants	778	8	2,307	—	—	—	2,315
Stock issuance costs	—	—	(82)	—	—	—	(82)
Treasury shares issued to affiliate	—	—	(646)	—	—	646	—
Shares received for treasury under severance agreement	—	—	—	—	—	(819)	(819)

Balance, September 30, 2008	15,907	$159	$585,619	$(545,394)	$(483)	$(2,596)	$37,305

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine-	For the Nine-
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities
Net loss	$(44,688)	$(19,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(3,557)	(406)
Equity compensation and other administrative expenses	2,085	3,827
Depreciation and amortization	3,716	3,729
Amortization of debt discount and financing costs	5,224	2,629
Allowance for doubtful accounts	(92)	139
Allowance for inventory excess and obsolescence	(146)	396
Loss on settlement of debt	2,512	—
Impairment of goodwill and assets	30,509	—
Reduction of derivative warranty	—	(537)
Equity in loss of affiliate	3,163	—
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	6,717
Gain on capital transactions of subsidiaries	—	(3,632)
Minority interest in net income (loss) of subsidiaries	121	(6,777)
Gain on sale of assets	30	(691)
Other	(820)	—
Changes in assets and liabilities:
Decrease (increase) in restricted cash	90	(57)
Decrease (increase) in accounts receivable	253	(2,651)
Decrease (increase) in inventories	1,324	(1,347)
Increase in prepaid expenses	(55)	(93)
(Decrease) increase in accounts payable, accrued expenses and other short term and long term liabilities	(175)	5,360
Net cash provided by discontinued operations	1,184	985

Net Cash Provided by (Used in) Operating Activities	678	(11,579)

Cash Flows From Investing Activities
(Increase) decrease in notes receivable	(1,556)	88
Proceeds from note receivable with VeriChip	9,500	—
(Increase) decrease in other assets	(451)	10
Payments for costs of business acquisition	(200)	(4,277)
Proceeds from special dividend received	7,230	—
Payments for property and equipment	(976)	(1,985)
Cash of formerly consolidated entity	(7,221)	—
Net cash provided by discontinued operations	15	560

Net Cash Provided by (Used in) Investing Activities	6,341	(5,604)

Cash Flows From Financing Activities
Net amounts (paid) borrowed on notes payable	(697)	5,127
Net (payments) proceeds from long term debt	(15,043)	4,736
Proceeds from warrant exercise	2,315	—
Net proceeds from VeriChip’s IPO	—	15,457
Other financing costs	—	(1,207)
Payment of dividend to subsidiaries’ minority shareholder	(35)	(106)
Issuance of common shares and warrants	—	15
Stock issuance costs	(82)	(59)
Subsidiary issuance of common shares	—	291
Net cash used in discontinued operations	—	(10)

Net Cash (Used in) Provided by Financing Activities	(13,542)	24,244

Net (Decrease) Increase In Cash and Cash Equivalents	(6,523)	7,061

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(71)	29

Cash and Cash Equivalents — Beginning of Period	9,443	7,067

Cash and Cash Equivalents — End of Period	$2,849	$14,157

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
Digital Angel Corporation (formerly Applied Digital Solutions, Inc.), a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develops innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications. When we refer to Destron Fearing, we are referring to our wholly-owned subsidiary, Destron Fearing Corporation (formerly Digital Angel Corporation), which previously traded on the American Stock Exchange. We acquired the minority owners’ interest in Destron Fearing effective December 28, 2007.
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.
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
Currently, we operate in two business segments; Animal Identification (formerly Animal Applications) and Emergency Identification (formerly GPS and Radio Communications). During the three and nine-months ended September 30, 2007, we operated in four business segments: Animal Identification, Emergency Identification, Healthcare and Security and Industrial. Our Healthcare and Security and Industrial segments comprised the operations of VeriChip Corporation (“VeriChip”). During the three-months ended March 31, 2008, our ownership interest in VeriChip fell below 50% and, therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip under the equity method of accounting, as more fully discussed below. See Note 6 for further discussion on our segments.
The equity method of accounting is used for investments in affiliated companies in which our interest is generally between 20% and 50%, and which we do not control but where we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip, which is included in the results from continuing operations, and IFTH Acquisition Corp., formerly known as InfoTech USA, Inc. (“InfoTech”), which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, during the first quarter of 2008, our ownership interests fell below 50%. Therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. In July 2008, we sold our shares in InfoTech (see Note 13 for further discussion) and as of September 30, 2008, we owned approximately 45.7% of VeriChip. Prior period financial statements have been presented on a historical basis, and accordingly, include the results of operations of VeriChip and InfoTech under the consolidation method.
Certain amounts in the historical financial statements have been reclassified for consistency purposes.
Discontinued Operations
During the three-months ended March 31, 2008, we made a decision to sell our wholly-owned subsidiaries, Florida Decision Corporation (“FDC”, formerly known as Pacific Decision Sciences Corporation) and Thermo Life Energy Corp (“Thermo Life”). This decision was made as part of management’s strategy to streamline operations to focus its efforts on our Animal Identification and Emergency Identification businesses. During the quarter ended September 30, 2007, we made a decision to sell our wholly-owned subsidiaries, Computer Equity Corporation (“Computer Equity”) and Perimeter Acquisition Corp. (“Perimeter”). In addition, on July 2, 2007, Destron Fearing sold its subsidiary, OuterLink Corporation (“OuterLink”). During the three-months ended June 30, 2007, we made a decision to sell our then majority-owned subsidiary, InfoTech. As a result, FDC, Thermo Life, OuterLink, Computer Equity, Perimeter and InfoTech are now classified as discontinued operations for all periods presented in this report. Discontinued operations are more fully discussed in Note 13.

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
Recent Events
Reverse Stock Split
On October 30, 2008, we held a special meeting of stockholders at which our shareholders approved the amendment to our Certificate of Incorporation, as amended, to effect a one-for-eight reverse stock split of our common stock by proportionately decreasing the number of shares of common stock without changing the par value of the stock. Our stockholders also approved an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 23,750,000 to 35,000,000. The reverse split was effectuated on November 10, 2008. The Board of Directors approved a reverse stock split believing that a higher per share trading price, might enable us to maintain the listing of our common stock on the Nasdaq Capital Market and generate greater investor interest. All share information provided in this Form 10-Q has been retroactively adjusted to reflect the reverse stock split.
VeriChip Special Dividend
On September 2, 2008, we received a special dividend of approximately $7.2 million in cash from Verichip based on the number of shares we owned. Approximately $5.8 million of the cash received was applied to debt repayment. See Note 15 for further discussion.
Financing Amendment
On October 2, 2008, we closed on an additional financing, and issued Valens 187,500 shares of our common stock and a senior secured non-convertible term note in the principal amount of $2,000,000 (the “2008 Note”). The 2008 Note accrues interest at the rate of 12% and matures on February 1, 2010. For a further discussion, see Note 5.

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
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days after September 16, 2008 which was the date of the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We have not yet determined the impact that this requirement may have on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$11,131	$12,819
Work in process	512	1,640
Finished goods	2,404	3,198

	14,047	17,657
Less: Allowance for excess and obsolescence	(1,671)	(1,817)

Total inventory	$12,376	$15,840

We had $8.4 million and $9.8 million of our inventory at non-domestic locations at September 30, 2008 (principally consisting of raw materials) and December 31, 2007, respectively.
4. (Loss) Income Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted (loss) income per share:
Loss from continuing operations	$(33,534)	$(8,823)	$(48,245)	$(19,576)
Income (loss) from discontinued operations	3,099	(2,476)	3,557	406

Net loss attributable to common stockholders	$(30,435)	$(11,299)	$(44,688)	$(19,170)

Denominator for basic and diluted (loss) income per share:
Basic and diluted weighted-average shares outstanding(1)	15,418	8,752	14,834	8,531

(Loss) income per share — basic and diluted
Continuing operations	$(2.17)	$(1.01)	$(3.25)	$(2.30)
Discontinued operations	0.20	(0.28)	0.24	0.05

Total — basic and diluted	$(1.97)	$(1.29)	$(3.01)	$(2.25)

(1)	The following stock options and warrants outstanding as of September 30, 2008 and 2007 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	September 30,
	2008	2007

Stock options(2)	2,517	740
Warrants	385	528
Restricted stock	—	6

Total	2,902	1,274

(2)	The increase in the number of outstanding options is primarily related to the DA merger and the resulting change in the minority interest in Destron Fearing as discussed in Note 7.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine-months ended September 30, 2008, we amended certain terms of certain of our existing financing agreements as follows:
$13.5 Million Secured, Non-Convertible Term Note
On August 24, 2006, we entered into a $13.5 million secured, non-convertible term note (the “2006 Note”) with Laurus Master Fund, Ltd (“Laurus”), in the original principal amount of $13.5 million. The 2006 Note, as amended on October 31, 2007, accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of February 1, 2010. The 2006 Note allows for optional redemption without a prepayment penalty. We were obligated to make monthly principal payments of $200,000 from November 1, 2007 to August 1, 2008 and $250,000 beginning on September 1, 2008 to the maturity date. On February 29, 2008, in connection with a financing between VeriChip and Kallina Corporation (“Kallina”), an affiliate of Laurus, we entered into a letter agreement with Laurus, which further amended the 2006 Note. Per the terms of the letter agreement, we agreed to make a prepayment in the amount of $1.9 million, and as a result, we were not required to make a principal payment under the 2006 Note until October 1, 2008 at which time we were required to make a principal payment of $22 thousand and to make principal payments each month thereafter for approximately $0.3 million. (On September 2, 2008, we prepaid approximately $2.7 million of the 2006 note as more fully discussed in Note 15.)
In connection with the issuance of a $2.0 million senior secured note, as more fully discussed below, on September 30, 2008, we entered into a letter agreement which further amended the 2006 Note. Per the terms of the letter agreement, our monthly principal payments will be approximately $0.1 million during the period November 1, 2008 through and including April 1, 2009 and approximately $0.3 million during the period May 1, 2009 through and including January 1, 2010.
$7.0 Million Secured, Non-Convertible Term Note
On August 31, 2007, we entered into a $7.0 million secured, non-convertible term note (the “2007 Note”) with Kallina. The 2007 Note, as amended on October 31, 2007, accrued interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0% (11.0% as of September 30, 2008), called for monthly principal payments of $0.2 million beginning on March 1, 2008 and matures on February 1, 2010. The 2007 Note allows for optional redemption without a prepayment penalty. On February 29, 2008, in connection with a financing between VeriChip and Kallina, we entered into a letter agreement with Kallina, which further amended the 2007 Note. Per the terms of the letter agreement, we agreed to make a prepayment in the amount of $1.1 million, and as a result, we are not required to make a payment under the 2007 Note until October 1, 2008, at which time we were required to make a principal payment of $11 thousand and to make principal payments each month thereafter in the amount of approximately $0.1 million. (On September 2, 2008, we prepaid approximately $3.1 million of the 2007 note as more fully discussed in Note 15.)
In connection with the issuance of a $2.0 million senior secured note, as more fully described below, on September 30, 2008, we entered into a letter agreement which further amended the 2007 Note. Per the terms of the letter agreement, our monthly principal payments will be approximately $0.1 million during the period November 1, 2008 through and including April 1, 2009 and approximately $0.2 million during the period May 1, 2009 through and including January 1, 2010. In addition, the interest rate was changed to a fixed rate of 12% per annum.
In connection with the February 29, 2008 letter agreement amending the 2006 Note and the 2007 Note, we issued to Valens Offshore SPV II, Corp. (the “VeriChip Lender”), an affiliate of Laurus and Kallina, 28,750 shares of our common stock valued at approximately $0.2 million. The value of the common stock has been recorded as interest expense in the three-months ended March 31, 2008.
$2.0 Million Senior Secured, Non-Convertible Term Note
On September 30, 2008, we entered into a letter agreement with Valens (the “2008 Amendment”) and on October 2, 2008 we issued a $2.0 million senior secured, non-convertible term note (the “2008 Note”) to Valens. The 2008 Note accrues interest at a rate equal to 12% and matures on February 1, 2010. The 2008 Note allows for optional redemption without a prepayment penalty. The 2008 Note also contains certain events of default, whereby, in the event of default, Valens is entitled to an additional 1% interest on the outstanding principal balance of the 2008 Note and on all outstanding obligations under the 2008 Note and the related agreements until the event of default is cured. The 2008 Note is secured by the same security interests, stock pledges and subsidiary guarantees as provided for under the 2007 Note and related agreements, as each has been amended by the 2008 Amendment, including the pledge of additional shares of VeriChip that we own.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
In connection with the 2008 Note and 2008 Amendment, we issued Valens 187,500 shares of our common stock. An agreement entered into by us and Valens restricts Valens from reselling the shares for six months and provides Valens certain registration rights after the six month holding period expires if Valens is unable to resell the shares pursuant to an exemption from registration.
During the three- and nine-months ended September 30, 2008, we prepaid approximately $5.5 million and $7.4 million, respectively, on the 2006 Note and prepaid approximately $4.0 million and $5.1 million, respectively, on the 2007 Note. As a result of the prepayments, we amortized approximately $1.4 million and $1.8 million of debt issue costs and original debt issue discount associated with the 2006 Note and 2007 Note during the three- and nine- months ended September 30, 2008, respectively. This amortization is reflected as interest expense in the three- and nine-months ended September 30, 2008. As of September 30, 2008, approximately $3.8 million and $1.9 million was outstanding on the 2006 Note and 2007 Note, respectively.
Amendments of Warrants and Conditional Consent to Asset Sales
We entered into an Amendment of Warrants and Conditional Consent to Asset Sales, dated February 29, 2008, among us, Laurus and Kallina pursuant to which Laurus and Kallina provided a conditional consent to the sale of the capital stock of certain of our wholly-owned subsidiaries, as is required under the Securities Purchase Agreement, dated August 24, 2006, among us and Laurus and the Securities Purchase Agreement, dated August 31, 2007, among us and Kallina. The consent was conditioned on us obtaining Laurus’ and Kallina’s approval of the terms of each proposed sale, that the purchase price be paid in cash, and that no event of default shall have occurred and be continuing under the 2006 Note and the 2007 Note. In addition, all net proceeds in excess of $1.5 million generated from the sale of the assets and capital stock of certain of our wholly-owned subsidiaries were required to be used to repay the 2006 Note and the 2007 Note. As consideration for the amendment, we agreed to reduce the exercise price applicable to three warrants previously issued to Laurus and Kallina to $5.60 per share. The three warrants were collectively exercisable for a total of 537,500 shares of our common stock. As a result of re-pricing the warrants, we recorded additional interest expense of approximately $0.5 million in the three-months ended March 31, 2008. As of September 30, 2008, we sold all of these wholly-owned subsidiaries covered by the consent except for ThermoLife.
On July 21, 2008, we entered into an Omnibus Amendment (“Amendment”) with Laurus, Kallina, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC and Psource Structured Debt Limited (collectively, the “Lenders”, which are all affiliated) and LV Administrative Services, Inc., the administrative and collateral agent for the Lenders. Under the terms of the Amendment, we agreed to reduce the exercise price of previously issued and outstanding warrants to purchase an aggregate of 778,222 shares of our common stock on condition that the Lenders exercise such warrants in full in cash within two business days. The exercise prices of the warrants, which ranged from $5.60 to $19.312 per share and had a weighted average exercise price of $6.56 per share, were reduced to an exercise price of $3.20 per share. The Amendment also restricted the Lenders in the amount of common shares, issued upon exercise of the warrants, they can resell each month.
In connection with the Amendment and to facilitate the exercise of Laurus’ rights under the Replacement Common Stock Purchase Warrant dated July 31, 2003 to purchase 21,875 shares (“Original Warrant”), we issued Laurus a Common Stock Purchase Warrant to purchase 21,875 shares (“Replacement Warrant”) in exchange for the Original Warrant. The Replacement Warrant increased the maximum beneficial ownership percentage allowable upon exercise of the warrant from 4.99% to 9.99%. The Replacement Warrant also terminated the registration rights Laurus previously had under the Original Warrant. On July 22, 2008, the Lenders exercised warrants to purchase an aggregate of 778,222 shares of our common stock for approximately $2.3 million in net cash.
RBS Invoice Discounting Agreement
Destron Fearing’s majority-owned subsidiary, Signature Industries Limited (“Signature”) has an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. In February 2008, the RBS Invoice Discounting Agreement was amended to increase the outstanding balance limit from £2.0 million to £2.5 million, subject to restrictions on the use of proceeds. Under the RBS Invoice Discounting Agreement, RBS prepays 80% of the receivables sold in the United Kingdom and 80% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £2.5 million (approximately $4.5 million at September 30, 2008) at any given time. RBS pays Signature the remainder of the receivable upon collection. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (6.25% at September 30, 2008). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,500) per month. Discounting charges of $45 thousand and $28 thousand are included in interest expense for the three-months ended September 30, 2008 and 2007, respectively. Discounting charges of $0.2 million and $0.1 million are included in interest expense for the nine-months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, £0.6 million (approximately $1.1 million) was outstanding and £1.1 million (approximately $2.0 million) was available under the RBS Invoice Discounting Agreement.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
Nordisk Factoring Agreement
In March 2008, Destron Fearing’s wholly-owned subsidiary, Daploma International A/S (“Daploma”), entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Daploma’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.2 million at September 30, 2008) at any given time. As security, Daploma assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Daploma pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $6,900) per year. As of September 30, 2008, Daploma had assigned DKK 4.1 million receivables (approximately $0.8 million) to Nordisk and had no availability under the agreement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources from Continuing Operations,” which are presented below, for a discussion of the availability under our credit facilities.
6. Segment Information
Currently, we operate in two business segments: Animal Identification and Emergency Identification.
Animal Identification
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe is crucial for asset management and for disease control and food safety.
This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, horse, livestock, and fish and wildlife industries.
Emergency Identification
Our Emergency Identification segment’s proprietary products provide emergency location of aircraft, people and maritime vessels. This segment’s principal products are:
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)
Healthcare and Security and Industrial
As more fully discussed in Note 1, during the three and nine-months ended September 30, 2007, we operated in two additional segments: Healthcare and Security and Industrial. These segments comprised the operations of VeriChip, which we began accounting for under the equity method of accounting on January 1, 2008. Therefore, the selected data shown below does not include the Healthcare and Security and Industrial segment data for the three and nine-months ended September 30, 2008. The Healthcare and Security and Industrial segments are more fully described in Note 21 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Also included is other income associated with the reversal of certain liabilities related to companies that we sold or closed in 2001 and 2002. Included in the liabilities of “Corporate/Eliminations” as of September 30, 2008, are approximately $1.2 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that $0.3 million of these net liabilities will be reversed during the fourth quarter of 2008, as they will no longer be considered our legal obligations.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K, except that inter-segment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment income as presented below.
The following is selected segment data as of and for the periods ended:

						Total From
As of and For the Three-Months Ended	Animal	Emergency		Security and	Corporate/	Continuing
September 30, 2008	Identification	Identification	Healthcare	Industrial	Eliminations	Operations

Revenue	$8,217	$10,639	$—	$—	$—	$18,856
Operating (loss) income	(26,439)	960	—	—	(2,894)	(28,373)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiaries	(26,859)	918	—	—	(7,726)	(33,667)

Total assets from continuing operations	$38,696	$30,374	$—	$—	$10,894	$79,964

As of and For the Three-Months Ended September 30, 2007
Revenue	$10,346	$9,989	$5,926	$1,990	$—	$28,251
Operating (loss) income	(2,872)	1,204	(1,747)	(949)	(1,684)	(6,048)
(Loss) income from continuing operations before income taxes, minority interest and gain attributable to capital transactions of subsidiaries	(4,019)	1,163	(1,999)	(1,123)	(3,035)	(9,013)

Total assets from continuing operations	$82,678	$19,513	$43,012	$8,958	$5,504	$159,665

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)

						Total From
As of and For the Nine-Months Ended	Animal	Emergency		Security and	Corporate/	Continuing
September 30, 2008	Identification	Identification	Healthcare	Industrial	Eliminations	Operations

Revenue	$29,566	$32,419	$—	$—	$—	$61,985
Operating (loss) income	(33,988)	2,402	—	—	(7,840)	(39,426)
(Loss) income from continuing operations before income taxes, minority interest and loss attributable to capital transactions of subsidiaries	(35,873)	2,272	—	—	(14,961)	(48,562)

Total assets from continuing operations	$38,696	$30,374	$—	$—	$10,894	$79,964

As of and For the Nine-Months Ended September 30, 2007
Revenue	$31,635	$23,531	$17,100	$6,379	$—	$78,645
Operating (loss) income	(6,785)	358	(5,591)	(2,116)	(4,593)	(18,727)
(Loss) income from continuing operations before income taxes, minority interest and gain attributable to capital transactions of subsidiaries	(8,449)	240	(6,331)	(2,638)	(5,602)	(22,780)

Total assets from continuing operations	$82,678	$19,513	$43,012	$8,958	$5,504	$159,665
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
Upon the closing of the GTC Merger, we paid approximately 1.3 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may also be paid in cash, in shares of our common stock or VeriChip common stock that we own, or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008, April 2008 and September 2008, we paid an aggregate of approximately $0.8 million under the earn-out provision by issuing to the Holders a total of 42,286 shares, 71,233 shares and 44,148 shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the relevant patent filing date. We are currently in the process of determining the values and lives of the various acquired intangibles.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
On December 28, 2007, we consummated the DA Merger and each outstanding share of Destron Fearing’s common stock not owned by us was converted into 1.4 shares of our common stock. The shares of our common stock issued to Destron Fearing stockholders in connection with the DA Merger represented approximately 29% of the outstanding shares of our common stock immediately following the consummation of the DA Merger. In addition, at the effective time, each of Destron Fearing’s stock options and warrants existing on the effective date were converted into options and warrants to acquire shares of our common stock reflects the 1.4 conversion ratio. Total consideration paid for the minority owners’ interest was approximately $42.6 million determined as follows:

(in thousands)
Number of Destron Fearing minority interest shares outstanding at the effective time of the merger	21,330
Exchange ratio per the terms of the DA Merger Agreement	1.4

Number of shares of our common stock issued	29,862
Effect of reverse stock split	8

Number of shares issued post-split	3,732
Value of our common stock issued (1)	$9.218

Value of the shares exchanged	$34,401
Value of the 13.3 million Destron Fearing options assumed (2)	5,430
Value of the 2.1 million Destron Fearing warrants assumed (3)	1,041
Transaction costs	1,691

Total purchase price	$42,563

(1)	The fair value of our common stock was determined using an average of the closing prices of our common stock for the period beginning two trading days before and ending two trading days after August 9, 2007, the date on which the acquisition was publicly announced.

(2)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.52% and a weighted average life of 5.0 years.

(3)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.62% and a weighted average life of 4.9 years.
The DA Merger was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the minority owners’ portion of the assets acquired was recorded as net goodwill of $6.6 million. Intangible assets with an estimated fair value of $11.7 million were also recognized in the acquisition. These intangible assets consist of customer relationships, trademarks, patents and tradename. The customer relationships, patents and trademarks are being amortized over periods ranging from 3.75 to 12.2 years. The tradename has an indefinite life. Approximately $0.3 million and $1.0 million of amortization expense was recorded in the three and nine-months ended September 30, 2008 for these intangible assets.
McMurdo Limited
On April 5, 2007, Signature acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo develops and manufactures safety equipment technology. Its products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Signature’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to Signature’s revenue base. The assets and contracts acquired included fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility. Signature entered into a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Asset Sale and Purchase Agreement (the “Agreement”), Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, Destron Fearing guaranteed to Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed to Signature McMurdo’s obligations and liabilities under the Guaranteed Agreements. Destron Fearing paid net consideration of approximately $7.3 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and an additional purchase price payment of approximately $1.0 million in February 2008. Per the terms of the Agreement, Signature was obligated to make an additional purchase price payment of approximately $2.0 million. However, Signature held back approximately $1.0 million of the additional purchase price payment because of certain warranty reimbursement claims and indemnity obligations under the Agreement. Chemring and Signature have since filed claims in the English courts seeking payment from the other. See Note 18 for further discussion on these claims.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
In connection with the purchase of McMurdo, we acquired various trademarks, patents and customer relationships with lives ranging from 4 to 11 years. In the three and nine-months ended September 30, 2008, we recorded approximately $21 thousand and $0.1 million, respectively, of amortization expense related to these intangible assets.
The total purchase prices of GTC, the minority owners’ interest in Destron Fearing and McMurdo were allocated as follows, in thousands:

		Minority Owners’
		Interest in
	GTC	Destron Fearing	McMurdo
Current assets	$378	$14,029	$2,210
Equipment	59	5,569	636
Other assets	—	412	—
Intangibles:
Patented and non-patented proprietary technology	—	5,274	20
Trademarks and tradenames	—	4,978	2,860
Customer relationships and non-compete	—	9,069	840
Goodwill	7,112	22,720	1,350
Current liabilities	(571)	(8,127)	—
Long-term debt and other liabilities	—	(8,800)	—
Deferred tax liability	—	(2,561)	(614)

Total	$6,978	$42,563	$7,302

The estimated fair value of the acquired intangible assets, as presented above, was determined using discounted cash flow methodology.
We retroactively restated the value of the deferred tax liability acquired in the DA merger by lowering the amount by $4.1 million. This decrease in the acquired deferred tax liability resulted in a corresponding decrease in acquired goodwill. In connection with an additional detailed analysis which we recently completed of our purchase price allocation from the DA Merger, we determined that a portion of deferred tax liabilities, which arose from the acquisition relating to U.S. operations, would not be incurred due to our current tax status and U.S. net operating loss carryforwards as of December 28, 2007, the effective date of the acquisition. A summary of the net effect of this restatement on our consolidated balance sheet as of December 31, 2007 was as follows (no revision was made to our results of operations as the impact was not material):

	December 31, 2007
	As previously	As restated
	reported
Goodwill	$55,023	$50,970
Total assets	171,690	167,637
Deferred tax liabilities	6,787	2,734
Total liabilities	87,330	83,277
The purchase price allocation for GTC and for the minority owners’ interest in Destron Fearing as reflected in the table above is preliminary and subject to change. Any increase or decrease in the acquired assets and liabilities will result in an increase or decrease in goodwill.
In determining the purchase prices for GTC and McMurdo, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the complementary nature of each product offering as an extension of the offerings of the other company and of our existing businesses; (iv) similarities in corporate cultures; and (v) the opportunity for expanded research and development of the combined or new product offerings. In determining the purchase price for the acquisition of the minority owners’ interest in Destron Fearing we considered: (i) the value of Destron Fearing’s common stock as traded on the AMEX; (ii) the expected cost savings as a result of eliminating public company expenses from Destron Fearing; (iii) the ability to streamline operations; (iv) the simplification of our corporate structure; and (v) the elimination of the overhang on Destron Fearing’s common stock, among other factors.
Based on our assessments, we determined that it was appropriate to offer purchase prices for these businesses that resulted in the recognition of goodwill.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
Proformas (Unaudited)
The acquisitions were accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC, the minority owners’ interest in Destron Fearing and McMurdo from the date of acquisition. Unaudited pro forma results of operations of the Company for the three-months ended September 30, 2007 and nine-months ended September 30, 2008 and 2007 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2007 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	Three-Months Ended	Nine-Months Ended
	September 30,	September 30,
(in thousands)	2007	2008	2007

Net operating revenue	$28,344	$62,013	$83,141
Net loss from continuing operations	(9,697)	(48,248)	(23,757)
Net loss from continuing operations per common share — basic and diluted	(0.69)	(3.25)	(1.71)
8. Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by VeriChip have been reflected in the condensed consolidated statement of operations. For the three and nine-months ended September 30, 2007, we recorded a loss of $1.1 million and a gain of $3.6 million, respectively on the issuance of shares of VeriChip’s common stock. The gain (loss) resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and the net proceeds from the issuance of the stock.
We recorded a loss of $0.9 million during the three-months ended September 30, 2007 and loss of $6.7 million during the nine-months ended September 30, 2007 attributable to changes in the minority interest ownership as a result of the capital transactions of VeriChip and Destron Fearing.
9. Investments in Affiliate
The equity method of accounting is used for investments in affiliated companies in which our interest is generally between 20% and 50%, and which we do not control but where we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip, which is included in the results from continuing operations, and InfoTech, which is included in the results of discontinued operations. As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, in the three-months ended March 31, 2008 our ownership of these entities fell below 50%, therefore we began accounting for VeriChip and InfoTech under the equity method of accounting. In July 2008, we sold our shares of InfoTech and as of September 30, 2008, we owned approximately 45.7% of VeriChip. Since we owned a majority of VeriChip and InfoTech at December 31, 2007 and during the three and nine-months ended September 30, 2007, our condensed consolidated financial statements as of December 31, 2007 and for the three and nine-months ended September 30, 2007 include VeriChip and InfoTech on a consolidated basis.
Changes in our interest arising from capital transactions of an investee are accounted for in the statement of operations. The table below summarizes the activity of our investment in VeriChip:

VeriChip

Balance at January 1, 2008	$12,293
Equity in loss	(3,163)
Dividend received from VeriChip	(7,230)
Impairment of investment(1)	(1,150)

Balance at September 30, 2008	$750

Ownership interest at September 30, 2008	45.7%

(1)	See Note 17. Restructuring Charges and Goodwill and Asset Impairments.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Investments in Affiliate (continued)
The table below summarizes VeriChip’s balance sheet and statement of operations for the periods shown.

September 30,
2008
(in thousands)
Total assets	$9,728
Total liabilities	5,547
Total stockholders’ equity	4,181

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2008
	(in thousands)
Total revenues	$6	$41
Net loss	(5,317)	(11,367)
See Note 6 for a discussion of VeriChip’s operating segments for the three- and nine-months ended September 30, 2007.
10. Warrants Classified as a Liability
In February 2007, in connection with a prior financing, Destron Fearing issued warrants to two warrant holders. The warrants contained certain anti-dilution and cash settlement provisions and, accordingly, Destron Fearing accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 0.7 million warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions: volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007. The warrants were required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in the fair value recorded as income or expense. Approximately $0.2 million of expense and $0.5 million of income was recorded in the three and nine-months ended September 30, 2007, respectively, as a result of the change in the fair value of the warrants. In December 2007, pursuant to Securities Exchange Agreements with the holders, the warrants were exchanged for shares of Destron Fearing’s common stock.
11. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee plans, which were outstanding as of December 31, 2007, and are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
During the three-months ended September 30, 2008 and 2007, we recorded approximately $0.1 million and $0.7 million, respectively, in compensation expense related to stock options granted to our employees. During the nine-months ended September 30, 2008 and 2007, we recorded approximately $0.3 million and $1.2 million, respectively, of compensation expense related to stock options granted to our employees.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Stock Options and Restricted Stock (continued)
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three and nine-months ended September 30, 2008 and 2007:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	1.96 – 2.81%	5.00%	1.96 – 3.57%	4.97 – 5.00%
Expected life (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.0%	60.0%	60.0%	60.0%
Weighted-average volatility	60.0%	60.0%	60.0%	60.0%
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
A summary of our stock option activity as of September 30, 2008, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

		Weighted		Aggregate
	Stock	Average	Weighted Average	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2008	2,405	$22.44
Granted	269	5.35
Exercised	—	—
Forfeited or expired	(157)	23.47

Outstanding at September 30, 2008	2,517	20.55	5.6	$172

Vested or expected to vest at September 30, 2008	2,505	$20.63	5.6	$171

Exercisable at September 30, 2008	2,258	$22.34	5.2	$162

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $2.96 per share at September 30, 2008.
The total intrinsic value of options exercised during the three-months and nine-months ended September 30, 2007 was nil and nil, respectively. There were no option exercises during the three- and nine-months ended September 30, 2008. At September 30, 2008, we had 0.3 million options available for issuance in our plans.
We issued approximately 0.1 million and 0.3 million stock options during the three and nine-months ended September 30, 2008, respectively.
As of September 30, 2008, there was $0.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of shares vested during the three and nine-months ended September 30, 2008, was nil and $15 thousand, respectively.
Cash received from option exercises under all share-based payment arrangements for the nine-months ended September 30, 2007 was $15 thousand. There were no exercises during the three-months ended September 30, 2008 and 2007 and the nine-months ended September 30, 2008.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Stock Options and Restricted Stock (continued)
A summary of the status of our nonvested stock options as of September 30, 2008 and changes during the nine-months ended September 30, 2008, is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2008	14	$11.63
Granted	259	4.92
Vested	(14)	11.07
Forfeited or expired	—	—

Nonvested at September 30, 2008	259	$4.96

In addition to the stock options presented above, Thermo Life has 4.4 million fully vested stock options outstanding. As of September 30, 2008, the intrinsic value of these stock options was nil.
Restricted Stock
During the first quarter of 2005 and December 2006, we issued 37 thousand shares of restricted common stock which vested over periods ranging from 12 to 34 months. The total value of these shares was approximately $1.0 million and we recorded compensation expense of approximately $25 thousand and $0.1 million during the three and nine-months ended September 30, 2007, respectively, associated with these shares.
In January 2008, we issued 31 thousand shares of restricted common stock to our board of directors. The restricted stock vests ratably over five years. The total value of these shares was approximately $0.2 million and we recorded compensation expense related to these shares of approximately $18 thousand and $49 thousand during the three and nine-months ended September 30, 2008, respectively.
12. Income Taxes
Our effective income benefit (provision) tax rate was 0.9% and (2.5)% for the nine-months ended September 30, 2008 and 2007, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the nine-months ended September 30, 2008 and 2007.
We, in combination with our 80% or more owned subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, Destron Fearing is no longer subject to U.S. federal, state or local income tax examinations for years before 2004. During the quarter, we completed an examination by the Internal Revenue Service (IRS) of the 2005 tax year. The results of the IRS examination did not materially impact our financial statements or our FIN 48 liability. Our 2006 and 2007 income tax returns remain subject to IRS examination.
At September 30, 2008, we had a liability for unrecognized tax benefits of $0.3 million primarily related to state income tax positions.
13. Discontinued Operations
During the three-months ended March 31, 2008, our board of directors made a decision to sell two of our wholly-owned subsidiaries: FDC and Thermo Life. On September 30, 2007, our board of directors made a decision to sell two of our wholly-owned subsidiaries: Computer Equity and Perimeter. During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. FDC provides service relationship management software, Thermo Life is a development company with patented rights to a thin-film thermoelectric generator, Computer Equity provides voice, data and video telecommunications products and services, Perimeter sells call center software and related services, and InfoTech provided computer hardware and IT services. The decisions to sell these companies were made as part of management’s strategy to streamline our operations to focus our efforts on the RFID and the GPS and radio communication markets. With the exception of Thermo Life, each of these businesses has been sold as of September 30, 2008.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
In addition, on July 2, 2007, Destron Fearing completed its previously announced sale of its wholly-owned subsidiary, OuterLink. OuterLink provides satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, Destron Fearing sold all of the issued and outstanding shares of OuterLink stock for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which was repaid in November 2007. The Stock Purchase Agreement contained customary representations and warranties of the parties and indemnification provisions.
As a result of the sales of FDC, InfoTech, Computer Equity, Perimeter and OuterLink, and our board of director’s decision to sell ThermoLife, the financial condition, results of operations and cash flows of FDC, InfoTech, Computer Equity, Perimeter, OuterLink and ThermoLife have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented. As discussed in Note 9, we no longer owned a majority of the outstanding stock of InfoTech beginning in the first quarter of 2008. Therefore, InfoTech’s summarized operating data and changes in assets and liabilities are presented under the equity method of accounting during 2008.
Sale of FDC
Effective June 2, 2008, we sold all of the assets of FDC pursuant to an Asset Purchase Agreement among the Company, FDC and Customer Service Delivery Platform Corporation (the “Buyer”). The purchase price for the assets was $2.0 million, of which $1.8 million is payable in 48 equal monthly installments pursuant to the terms of a non-interest bearing promissory note, and $0.2 million was related to amounts owed to the buyer and, therefore, credited against the purchase price. The promissory note is secured by all of the assets of the Buyer, including the FDC assets acquired in the transaction.
Sale of Computer Equity
In July 2008, we entered into a Stock Purchase Agreement with Sterling, whereby we sold all the issued and outstanding stock of Computer Equity to Sterling (the “Sale”). As a result of the Sale, Sterling indirectly acquired Government Telecommunications, Inc., a Virginia corporation and a wholly-owned subsidiary of Computer Equity (“GTI”).
Under the terms of the agreement, Sterling paid us $600,000 — $400,000 in cash and a secured promissory note in the principal amount of $200,000. The secured promissory note was paid in full on August 1, 2008. Intercompany loans between Computer Equity, GTI and us were forgiven by the parties. In connection with the Sale, GTI, the Company and Verizon Federal Inc. entered into an amendment (“Amendment”) to the Confidential Settlement Agreement and Release entered into by the same parties on December 19, 2007 (“Settlement Agreement”).
The Amendment, among other things, released us from our guaranty of GTI’s obligations under the Settlement Agreement. Therefore, as a result of the Sale and the Amendment, we are no longer liable for GTI’s obligations under the Settlement Agreement, as amended. In addition, we and Sterling entered into a Noncompetition and Confidentiality Agreement, whereby we are prohibited, among other things, from engaging in certain competing business activities and soliciting Sterling’s customers and employees for a period of two years.
As a result of the Sale, we recorded a gain of approximately $3.4 million in the three-months ended September 30, 2008, which was included in our results from discontinued operations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
Sale of 49.94% ownership in InfoTech
On July 31, 2008, pursuant to a Stock Purchase Agreement (the “Agreement”) between us and Blue Moon, we sold 2,570,000 shares of InfoTech which constitutes all of the shares of InfoTech owned by us, to Blue Moon. The consideration paid by Blue Moon to us under the Agreement was $0.4 million. Blue Moon is managed by Scott R. Silverman, a former executive officer of VeriChip and current stockholder of the Company and William J. Caragol, a current executive officer of VeriChip and stockholder of the Company and therefore, this is a related party transaction.
The following table, in thousands, presents the results of operations of our discontinued operations for the three and nine-months ended September 30, 2008 and 2007:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$—	$8,548	$8,948	$28,425
Cost of sales	—	5,354	5,447	17,311

Gross profit		3,194	3,501	11,114

Selling, general and administrative expenses	129	2,171	2,735	7,433
Research and development expenses	—	99	144	951
Goodwill impairment charges	—	5,000	—	5,000

Operating (loss) income	(129)	(4,076)	622	(2,270)

Interest and other income	—	97	4	1,110
Interest expense	—	(48)	(144)	(170)
Gain on sale of businesses	3,228	1,705	3,175	1,705
Equity in loss and capital transactions of affiliate	—	—	(100)	—

Income (loss) before income taxes and minority interest	3,099	(2,322)	3,557	375

Benefit (provision) for income taxes	—	377	—	(1)

Income (loss) before minority interest	3,099	(1,945)	3,557	374

Minority interest	—	(644)	—	(81)
Net loss on capital transactions of subsidiary	—	(21)	—	(21)
Gain attributable to changes in minority interest as a result of capital transactions of subsidiary	—	134	—	134

Income (loss) from discontinued operations, net of income taxes of $0	$3,099	$(2,476)	$3,557	$406

Income (loss) from discontinued operations per common share — basic and diluted	$0.20	$(0.28)	$0.24	$0.05
Weighted average number of common shares outstanding — basic and diluted	15,418	8,752	14,834	8,531
The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. FDC’s customer, International Business Machines Corp. (“IBM”), terminated two statements of work (“SOWs”) during the three-months ended March 31, 2008. As a result of the termination of the SOWs, we recognized previously deferred revenue associated with these SOWs of approximately $1.6 million in the nine-months ended September 30, 2008. We have not provided for income taxes or benefit on the income (loss) from discontinued operations due to our current tax status and net operating loss carryforwards.
In accordance with FAS 144, any additional operating losses for Thermo Life or changes in the value of its assets or liabilities, as well as any gain or loss on the sale of our discontinued businesses, will be reflected in our financial condition and results of discontinued operations as incurred.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Discontinued Operations (continued)
The net assets of discontinued operations as of September 30, 2008 and December 31, 2007 were comprised of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Current assets
Cash	$—	$841
Accounts receivable	—	5,244
Inventory	—	594
Other current assets	4	1,003

Total current assets	4	7,682
Property and equipment, net	41	327
Goodwill and intangibles, net	—	1,905
Other assets, net	—	17
Investment in affiliate	—	—

Total assets	$45	$9,931

Current liabilities
Notes payable	$—	$1,014
Accounts payable	—	1,764
Accrued expenses and other current liabilities	10	1,620
Deferred revenue	—	1,934

Total current liabilities	10	6,332
Notes payable	—	2,406
Deferred revenue	—	131
Other long-term liabilities	—	95

Total liabilities	10	8,964
Minority interest	—	554

Net (liabilities) assets of discontinued operations	$35	$413

14. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Net loss	$(30,435)	$(11,299)	$(44,688)	$(19,170)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(684)	224	(696)	334

Total comprehensive loss	$(31,119)	$(11,075)	$(45,384)	$(18,836)

15. Related Party Transactions
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries’ results of operations:
Note Receivable from VeriChip
VeriChip financed a significant portion of its operations and investing activities primarily from funds provided by us. On December 27, 2005, we and VeriChip entered into the VeriChip Loan to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest as published by The Wall Street Journal. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Related Party Transactions (continued)
In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. The amendment further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the VeriChip Loan documents, which increased the maximum principal amount of indebtedness that VeriChip could incur to $14.5 million. On February 9, 2007, the effective date of VeriChip’s initial public offering, the loan ceased to be a revolving line of credit, and VeriChip had no ability to incur additional indebtedness under the loan documents. The interest continued to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip was not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which had accrued on the loan as of the last day of each month, commencing with the month in which such $3.5 million payment was made, was to be added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.
On December 20, 2007, we entered into a letter agreement with VeriChip, (the “December 2007 Letter Agreement”), which was amended on February 29, 2008, which is more fully discussed below, whereby VeriChip was required to pay $0.5 million to us by December 21, 2007. In addition, VeriChip could prepay the outstanding principal amount before October 30, 2008 by paying $10.0 million plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the letter agreement and the date of such prepayment. VeriChip was also required to register for resale all shares of VeriChip common stock that we own with the SEC and all applicable states within 120 days following the prepayment of the outstanding principal amount.
VeriChip Financing and Letter Agreement
On February 29, 2008, VeriChip obtained financing in the form of an $8.0 million secured term note (the “VeriChip Note”), with the VeriChip Lender. In connection with the VeriChip note, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, whereby the security provided by VeriChip to us to secure the VeriChip Loan became subordinated in right of payment and priority to the payment in full due on the VeriChip note by VeriChip. In addition, Destron Fearing entered into a letter agreement with VeriChip, dated February 29, 2008, which provided that, in connection with the Amended and Restated Supply, License, and Development Agreement, dated December 27, 2005, as amended on May 9, 2007 (the “Supply Agreement”), between Destron Fearing and VeriChip, the VeriChip Lender would be entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by Destron Fearing and the right to require Destron Fearing to manufacture the Developed Products and supply such Developed Products; provided however, that the VeriChip Lender could not exercise any rights under the Supply Agreement unless an event of default had occurred and was continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complied with the Supply Agreement and all applicable laws.
VeriChip prepaid $5.3 million of debt owed to us, which included VeriChip’s February 2008 installment payment of $0.3 million pursuant to the VeriChip Loan. In connection with the VeriChip note, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.0 million to us, (ii) to amend the VeriChip Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the VeriChip Loan, and (iv) to amend the letter agreement between VeriChip and us dated December 20, 2007 (“December 2007 Letter Agreement”). As a result of the $5.0 million payment, VeriChip was not required to make any further debt service payments to us until September 1, 2009.
As consideration for providing financing to VeriChip, we issued to the VeriChip Lender 28,750 shares of our common stock. We repaid a portion of the 2006 Note and the 2007 Note, as more fully discussed in Note 5.

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
On July 18, 2008, VeriChip completed the transactions contemplated by the VeriChip SPA and sold Xmark for $47.9 million in cash including the $2.9 million of excess working capital. From the proceeds of the sale, VeriChip paid us approximately $5.3 million on July 18, 2008, $4.8 million of which was to prepay all of VeriChip’s outstanding obligations to us under the VeriChip Loan, as amended, and $0.5 million was the reimbursement of transaction expenses and the guarantee fee per the terms of the Intercompany Letter Agreement. The $4.8 million debt repayment reflects the prepayment discount as discussed above. As a result of the prepayment discount granted by us, we recorded a loss on settlement of debt of approximately $2.5 million in the three-months ended September 30, 2008. In addition, pursuant to the Intercompany Letter Agreement, our chief executive officer, Joseph Grillo was appointed chairman of the board of directors of VeriChip effective July 18, 2008, replacing Scott R. Silverman. We repaid $3.2 million of our debt with Laurus with the funds received.
On September 2, 2008, we received a special dividend of approximately $7.2 million in cash from Verichip. Approximately $5.8 million of the cash received was applied to debt repayment. See Note 5 for further discussion.
Supply Agreement between VeriChip and Destron Fearing
VeriChip and Destron Fearing entered into the Supply Agreement, as amended and as fully described in Note 22 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. The Supply Agreement states that Destron Fearing is VeriChip’s sole supplier of human-implantable microchips. Per the terms of the Supply Agreement, VeriChip is obligated to make minimum purchases from Destron Fearing of approximately $0.9 million in 2008. As of September 30, 2008, VeriChip has purchased approximately $0.4 million of this minimum purchase requirement.
Transition Services Agreement
In connection with the amended and restated transition services agreement, which is more fully described in Note 22 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, we provided $26 thousand and $0.1 million of services to VeriChip in the three-months ended September 30, 2008 and 2007, respectively. During the nine-months ended September 30, 2008 and 2007, we provided $0.1 million and $0.4 million, respectively, of services to VeriChip. The transition services agreement was terminated by mutual consent effective September 30, 2008.
DSD Holding Lease
DSD Holding leases a 13,600 square foot building located in Hvidovre, Denmark. DSD Holding’s administrative and production operations occupy this building. The lease agreement has no expiration but includes a three-month termination notice that the owner or DSD Holding can utilize. DSD Holding leases the building from LANO Holding Aps., which is 100% owned by Lasse Nordfjeld, DSD Holding’s former CEO. Lasse Nordfjeld serves on the board of directors of DSD Holdings and was a former employee of Destron Fearing. The rent expense was $14 thousand and $32 thousand for the three-months ended September 30, 2008 and 2007, respectively. Rent expense for the nine-months ended September 30, 2008 and 2007 was $0.1 million and $97 thousand, respectively. On September 30, 2008, we gave a three month notice to terminate the lease agreement in connection with the movement of our operations from Denmark to Poland.
Purchase Agreement with Blue Moon
In July 2008, we entered into a purchase agreement with Blue Moon, whereby we sold all our shares of InfoTech. The partners of Blue Moon are current or former VeriChip executives or directors and current stockholders of the Company. See Note 13 for a further discussion.
Sublease of Office Space to InfoTech
In October 2008, we entered into a sublease agreement for a portion of our Delray Beach, Florida office space with InfoTech. The sublease term extends until June 2010 and required a rental fee from InfoTech of approximately $0.2 million, payable in one lump sum immediately upon the final execution of the sublease.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
16. Supplemental Cash Flow Information
In the nine-months ended September 30, 2008 and 2007, we had the following non-cash investing activities:

	Nine-Months Ended September 30,
	2008	2007
	(in thousands)
Non-cash investing activities:
Issuance of shares for acquisition	$6,878	$—

Non-cash financing activities:
Reclassification of other assets to acquisition cost	$338	$494
Issuance of shares for legal settlement	500	800
Issuance of shares for payment of note with InfoTech	—	1,000
Issuance of VeriChip common stock and re-pricing of warrants as deferred financing costs	—	1,328
Issuance of warrants in connection with debt	—	2,297
Issuance of common stock in connect with debt	204	—

Cash paid for:
Interest	$2,206	$2,383
Taxes	126	617
17. Restructuring Charges and Goodwill and Asset Impairment Charges
Restructuring Related Charges
Restructuring charges and goodwill and asset impairment during the three and nine-months ended September 30, 2008 was (we did not record any restructuring charges or goodwill and asset impairment during the three and nine-months ended September 30, 2007)(in thousands):

	Three-Months	Nine-Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Restructuring charges
Severance	$174	$1,790
Contract termination	121	409
Facility closing	115	135

	$410	$2,334

Goodwill and asset impairment
Asset impairments related to restructuring:
Goodwill — Animal Identification Denmark operations	$—	$1,913
Intangible assets — Animal Identification Denmark operations	—	825
Fixed assets	—	1,632
Other goodwill and asset impairment:
Goodwill — Animal Identification	24,989	24,989
Investment in VeriChip	1,150	1,150

	$26,139	$30,509

A summary of the changes in goodwill is as follows:

Beginning balance — January 1, 2008	$55,023
Purchase price adjustment. See Note 7.	(4,053)

Beginning balance — January 1, 2008 restated	$50,970
Deconsolidation of VeriChip	(15,776)
Impairment of Destron Fearing goodwill	(26,906)
Acquisition of GTC	7,112
Other	(309)

Ending balance — September 30, 2008	$15,091

In addition to the charges listed above, included in cost of goods sold for the three and nine-months ended September 30, 2008 was approximately $0.2 and $1.4 million, respectively, of inventory write-offs associated with the restructuring, which is discussed below.
During the first six-months of 2008, we initiated a comprehensive review of our businesses to develop a strategic long-range plan focusing on restoring growth and profitability. The review is complete as to the corporate headquarters and the Animal Identification segment. Details of a restructuring plan as to these items were approved by our Board of Directors on June 30, 2008.
The plan seeks to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and headcount reductions. In particular, the restructuring plan calls for, among other things:
•	Relocating the corporate headquarters by closing the Delray Beach, Florida office and opening a lower cost and strategically better located northeastern United States office;

•	Outsourcing assembly and production of certain Animal Identification products and components currently produced in our North American and European manufacturing facilities;

•	Relocating our South American main office and European sales office; and

•	Reducing our headcount across multiple locations, principally at the manufacturing and corporate support levels.
Our purpose in taking these actions is to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. The majority of affected employees were notified by June 30, 2008, or in some cases will be notified throughout the remainder of 2008. It is anticipated that the plan will be fully implemented during the next 6 to 14 months.
We expect to record additional restructuring related charges of $1.0 million in the fourth quarter of 2008. These charges primarily relate to facility and production relocation expenses and certain contract termination costs that will be incurred.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
17. Restructuring Charges and Goodwill and Asset Impairment (continued)
Goodwill and Asset Impairments
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we tested our goodwill for impairment in the third quarter of 2008. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates, in performing our impairment assessments.
Based on managements discussion with potential buyers during the three-months ended September 30, 2008, we recorded an impairment charge of approximately $1.2 million for our investment in VeriChip.
18. Legal Proceedings
In July 2008, our subsidiary Signature filed a claim against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We have not paid the final deferred purchase price payment of approximately $1.0 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price.
On July 10, 2008, Jerome C. Artigliere, a former executive of the Company, commenced an action against us in Florida State court. The lawsuit also names VeriChip in which we are a stockholder. The lawsuit alleges, among other things, that Mr. Artigliere holds options to acquire shares of VeriChip and has been denied the right to exercise those options and that the failure to timely register shares of the Company owned by Artigliere is a breach of his alleged contractual rights resulting in alleged damages. The Company believes the complaint is without merit and intends to vigorously defend the lawsuit.
Additionally, the Company is a party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

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
Overview
We currently operate in two business segments and engage in the following principal business activities:
Animal Identification (formerly known as Animal Applications) - We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of certain government regulations aimed at insuring the safety of food supplies throughout the world. Our Animal Identification business is headquartered in Minnesota, with wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification (formerly known as GPS and Radio Communications) - We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand names SARBE™ and McMurdo. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide, while McMurdo safety products are sold to a variety of commercial maritime, aviation, and recreational customers. We also develop, manufacture and market alarm sounders for hazardous industrial areas under the brand name Clifford & Snell. The Emergency Identification segment includes our 98.5% owned subsidiary, Signature, which is headquartered in the United Kingdom.
Our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements.
Significant Factors Affecting our Results of Operations and Financial Condition
During the three-months ended September 30, 2008, as compared to the three-months ended September 30, 2007, our revenue decreased approximately $9.4 million, or 33.3%. During the nine-months ended September 30, 2008, as compared to the nine-months ended September 30, 2007, our revenue decreased approximately $16.7 million, or 21.2%. As more fully described in Note 1 to our accompanying condensed consolidated financial statements, we began accounting for our investment in VeriChip Corporation (“VeriChip”) under the equity method effective January 1, 2008. Prior to that time, we accounted for VeriChip under the consolidation method of accounting. Excluding the revenues from VeriChip, our revenues decreased approximately $1.5 million, or 7.3%, and increased approximately $6.8 million, or 12.4%, in the three and nine-months ended September 30, 2008, respectively, compared to the 2007 periods. Our operating loss was $28.4 million in the three-months ended September 30, 2008 as compared to an operating loss of $6.0 million in the three-months ended September 30, 2007. For the nine-months ended September 30, 2008 and 2007, our operating loss was $39.4 million compared to a loss $18.7 million, respectively. Excluding the operating results from VeriChip, our operating loss was approximately $3.4 million and $11.0 million in the three and nine-months ended September 30, 2007, respectively. We have presented pro forma financial information on page 43 of this report to reflect what our results of operations would have been for the three and nine-months ended September 30, 2007 if VeriChip had been accounted for under the equity method during those periods.
Excluding approximately $0.4 million of restructuring expense, $0.2 million of inventory reserves and $26.1 million of goodwill and asset impairments, our operating loss was $1.7 million for the three-months ended September 30, 2008. Excluding approximately $2.3 million of restructuring expense, $1.4 million of inventory reserves and $30.5 million of goodwill and asset impairments our operating loss was $5.2 million for the nine-months ended September 30, 2008. We attribute $4.4 of the asset impairment and the majority of the inventory reserves to a restructuring plan that our board of directors approved on June 30, 2008. The purpose of the restructuring plan is to increase profitability at the gross margin level, which management believes is necessary to competitively price our products and achieve positive earnings. The annualized cost savings expected once the plan is fully implemented is estimated to be approximately $4.0 million (before expenses associated with these actions), or approximately 10% of current annual revenues for the Animal Identification segment. It is anticipated that the plan will be fully implemented during the next 6 to 14 months. The cash requirement for the restructuring is presently estimated to be approximately $2.3 million over the next nine months. We also recorded approximately $26.1 million of goodwill and asset impairments, which were primarily associated with the our Animal Identification segment. As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates, in performing our impairment assessments.
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

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	54.8	64.5	56.5

Gross profit	37.5	45.2	35.5	43.5

Selling, general and administrative expenses	43.3	59.6	42.5	58.2
Research and development expenses	3.9	7.0	3.6	9.1
Restructuring expenses	2.2	—	3.8	—
Asset impairment	138.6	—	49.2	—

Operating loss	(150.5)	(21.4)	(63.6)	(23.8)

Gain on sale of asset	—	2.5	—	0.9
Interest and other (expense) income, net	(6.1)	(3.4)	2.3	0.2
Interest expense	(16.8)	(9.6)	(11.9)	(6.3)
Equity in loss and capital transactions of affiliate	(5.1)	—	(5.1)	—

(Loss) income before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries	(178.5)	(31.9)	(78.3)	(29.0)

Benefit (provision) for income taxes	0.8	(1.4)	0.7	(0.6)
Minority interest	(0.1)	9.1	(0.2)	8.6
Net (loss) gain on capital transactions of subsidiary	—	(4.0)	—	4.6
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(3.0)	—	(8.5)

Loss from continuing operations	(177.8)	(31.2)	(77.8)	(24.9)

Income (loss) from discontinued operations	16.4	(8.8)	5.7	0.5

Net loss	(161.4)%	(40.0)%	(72.1)%	(24.4)%

Results of Operations by Segment
Three-Months Ended September 30, 2008 Compared to Three-Months Ended September 30, 2007
Animal Identification

	Three-Months Ended September 30,
		% of			% of
	2008	Revenue		2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$8,217	100.0%		$10,346	100.0%	$(2,129)	(20.6)%
Cost of sales	6,414	78.1		7,130	68.9	(716)	(10.0)

Gross profit	1,803	21.9		3,216	31.1	(1,413)	(43.9)

Selling, general and administrative expenses	2,468	30.0		5,502	53.2	(3,034)	(55.1)
Research and development expenses	495	6.0		586	5.7	(91)	(15.5)
Restructuring expenses	289	3.5		—	—	289	NM
Goodwill and asset impairment	24,989	NM		—	—	24,989	NM

Operating loss	$(26,438)	NM	%	$(2,872)	(27.8)%	$(23,566)	NM

NM — Variance not meaningful
Revenues
Our Animal Identification segment’s revenue decreased approximately $2.1 million for the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. The decrease was primarily due to a decrease in companion animal sales as a result of 0.9 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. This decrease was partially offset by an increase in sales of fish chips due to increased demand from the government and the inclusion of $0.3 million of revenues from GTC which was acquired in January 2008.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit decreased approximately $1.4 million in the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. The gross profit margin decreased to 21.9% in the three-months ended September 30, 2008 as compared to 31.1% in the three-months ended September 30, 2007. We primarily attribute the decrease in gross profit to the decrease in sales in the current period and an inventory charge of approximately $0.3 million related to slow moving and obsolete inventory. In addition, we experienced lower margins on sales of visual livestock product in South America and Austria.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $3.0 million in the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. The decrease in selling, general and administrative expenses is primarily the result of decreased expenses as Destron Fearing is no longer a publicly traded company, $0.6 million of expenses, relating to the merger between Destron Fearing and Digital Angel Corporation (“DA Merger”), incurred in the prior year, a decrease of $0.6 million of stock-based compensation expense and decreased sales and marketing expenses. Partially offsetting these reductions is $0.2 million of amortization expense related to intangible assets resulting from the DA Merger and $0.2 million associated with GTC not owned in the prior period. Selling, general and administrative expenses as a percentage of revenue decreased from 53.2% to 30.0% primarily due to the aforementioned cost reductions in 2008.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.1 million in the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007 principally due to a rationalization plan implemented in the beginning of 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring Expenses
Our Animal Identification segment’s restructuring expenses recorded in the third quarter of 2008 relate to severance expenses of $0.2 million and $0.1 million of facilities and production relocation costs as we continue our efforts to reduce expenses and streamline operations.
Goodwill and Asset Impairment
Our Animal Identification segment’s goodwill and asset impairment expense was approximately $25.0 million of goodwill impairments. As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates, in performing our impairment assessments.
Emergency Identification

	Three-Months Ended September 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$10,639	100.0%	$9,989	100.0%	$650	6.5%
Cost of sales	5,367	50.5	4,965	49.7	402	8.1

Gross profit	5,272	49.5	5,024	50.3	248	4.9

Selling, general and administrative expenses	4,078	38.3	3,575	35.8	503	14.1
Research and development expenses	234	2.2	245	2.5	(11)	(4.5)

Operating income	$960	9.0%	$1,204	12.0%	$(244)	(20.3)

NM — Variance not meaningful
Revenues
Our Emergency Identification segment’s revenue increased approximately $0.7 million in the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. The increase in revenue is primarily due to an increase of approximately $1.0 million in SARBE division sales of the 406 MHz beacon and G2R emergency location transmitter and an increase of approximately $0.3 million of Clifford and Snell sales due to the opening of a U.S. sales office in late 2007 and the introduction of new sound alarm products. The increase was slightly offset by a decrease in sales of the Smartfinds and S-VDR products at McMurdo.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit increased approximately $0.2 million in the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. The increase is primarily due to the increase in product sales at Signature and is slightly offset by a decrease at McMurdo for costs associated with the S-VDR replacement program and additional freight. Third quarter gross profit margin was 49.5% in the three-months ended September 30, 2008 as compared to 50.3% in the three-months ended September 30, 2007. The decrease in gross profit margin relates primarily to product mix.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses increased approximately $0.5 million in the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. This increase in selling, general and administrative expenses relates primarily to increased personnel costs of $0.4 million at both Signature and McMurdo, $0.1 million of amortization of intangibles acquired, as well as other miscellaneous account increases such as legal and professional fees and rent. As a percentage of revenue, selling, general and administrative expenses increased to 38.3% in the three-months ended September 30, 2008 from 35.8% in the three-months ended September 30, 2007. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from increased headcount and annual cost of living increases.

Healthcare

	Three-Months Ended September 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$5,926	100.0%	$(5,926)	100.0%
Cost of sales	—	—	2,529	42.7	(2,529)	100.0

Gross profit	—	—	3,397	57.3	(3,397)	100.0

Selling, general and administrative expenses	—	—	4,472	75.5	(4,472)	100.0
Research and development expenses	—	—	672	11.3	(672)	100.0

Operating income (loss)	$—	—%	$(1,747)	(29.5)%	$1,747	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investment, and therefore its results are not reflected above for the 2008 period.
Security and Industrial

	Three-Months Ended September 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$1,990	100.0%	$(1,990)	100.0%
Cost of sales	—	—	851	42.8	(851)	100.0

Gross profit	—	—	1,139	57.2	(1,139)	100.0

Selling, general and administrative expenses	—	—	1,620	81.4	(1,620)	100.0
Research and development expenses	—	—	468	23.5	(468)	100.0

Operating income (loss)	$—	—%	$(949)	(47.7)%	$949	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investment, and therefore its results are not reflected above for the 2008 period.
Corporate/Eliminations

	Three-Months Ended September 30,
	2008	2007	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,624	1,684	(60)	(3.6)
Restructuring expenses	121	—	121	NM
Goodwill and asset impairment	1,150	—	1,150	NM

Operating loss	$(2,895)	$(1,684)	$(1,211)	(71.9)

NM — Variance not meaningful

Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses decreased approximately $0.1 million for the three-months ended September 30, 2008 compared to the three-months ended September 30, 2007. The decrease is primarily due to a decrease in legal and accounting fees as well as a decrease in depreciation expense as due to writing off our fixed assets in the second quarter of 2008 as part of our restructuring plan.
Restructuring expenses
Our Corporate segment’s restructuring expenses consist of $0.1 million related to accrued rent expense for our previous corporate office in Florida. As part of the restructuring plan, we closed our offices in Delray Beach, Florida. We intend to relocate our headquarters from South Florida to the Northeastern part of the U.S.
Goodwill and asset impairment expenses
Our Corporate segment’s goodwill and asset impairment expense for the third quarter of 2008 relates to the impairment of our investment in VeriChip based on managements discussion with potential buyers.
Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense), net increased approximately $0.2 million to $(1.2) million in the three-months ended September 30, 2008 compared to $(1.0) million the three-months ended September 30, 2007. The increase in expense was primarily the result of a loss on settlement of VeriChip’s debt of $2.5 million, partially offset by approximately $0.6 million of income related to the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer have a legal obligation to pay. Per the terms of a letter agreement that we entered into with VeriChip, upon payment on or before October 30, 2008 of an aggregate of $10.0 million of principal payments plus accrued interest owed to us under the terms of a note, we would forgive the remaining balance.
Interest Expense
Interest expense was $3.2 million and $2.7 million for the three-months ended September 30, 2008 and 2007, respectively. The increase in interest expense is due primarily to $0.6 million of interest expense relating to the re-pricing of common stock warrants and $1.4 million of interest expense related to the accelerated amortization of deferred financing costs and debt discounts costs associated with our pay-down of debt in the third quarter of 2008. The increase was partially offset by a reduction of interest expense due to the overall decrease in our debt balance.
Loss Attributable to Capital Transactions of Subsidiaries
Gains where realized and losses on issuances of shares of stock by VeriChip have been reflected in the condensed consolidated statement of operations. For the three-months ended September 30, 2007, we recorded a loss of $1.1 million on the issuance by VeriChip of shares of its common stock. The loss resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and the net proceeds from the issuance of the stock. In addition, we recorded a loss of approximately $0.9 million during the three-months ended September 30, 2007 attributable to changes in the minority interest ownership as a result of VeriChip’s capital transactions.
Income Taxes
We had income tax benefit of $0.2 million for the three-months ended September 30, 2008 compared to a provision of $0.4 million in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the three-months ended September 30, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended September 30, 2008 and 2007.

Net Loss from Continuing Operations
During the three-months ended September 30, 2008 and 2007, we reported a loss from continuing operations of approximately $33.5 million and $8.8 million, respectively. The increase in the loss for the three-months ended September 30, 2008 compared to September 30, 2007 relates primarily to the goodwill and asset impairments of approximately $26.1 million and an increase in interest expense. These were partially offset by an improvement in the operating results of our Animal Identification segment and a reduction in losses associated with our investment in VeriChip. Each of these items is more fully discussed above in the context of the appropriate segment.
Nine-Months Ended September 30, 2008 Compared to Nine-Months Ended September 30, 2007
Animal Identification

	Nine-Months Ended September 30,
		% of			% of
	2008	Revenue		2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$29,566	100.0%		$31,635	100.0%	$(2,069)	(6.5)%
Cost of sales	22,933	77.6		21,632	68.4	1,301	6.0

Gross profit	6,633	22.4		10,003	31.6	(3,370)	(33.7)

Selling, general and administrative expenses	8,435	28.5		14,924	47.2	(6,489)	(43.5)
Research and development expenses	1,419	4.8		1,864	5.9	(445)	(23.9)
Restructuring expenses	1,554	5.3		—	—	1,554	NM
Asset impairment	29,213	98.8		—	—	29,213	NM

Operating loss	$(33,988)	NM	%	$(6,785)	(21.4)%	$(27,203)	NM

NM — Variance not meaningful
Revenues
Our Animal Identification segment’s revenue decreased $2.1 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. The decrease is primarily due to a decrease in companion animal sales as a result of 1.3 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips and decreased visual livestock sales in the U.S. partially due to the impact of high feed prices and fuel costs for farmers. Slightly offsetting the decrease was an increase in sales of fish chips due to higher demand from the government, an increase in electronic identification tags and readers for livestock in Canada, an increase in the sale of visual identification tags in Austria at our Daploma subsidiary and the inclusion of $0.9 million of revenue from GTC which was acquired in January 2008.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit decreased approximately $3.4 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. The gross profit margin decreased to 22.4% in the nine-months ended September 30, 2008 as compared to 31.6% in the nine-months ended September 30, 2007. We primarily attribute the decrease in gross profit to an increase in the inventory provision of approximately $1.6 million related to slow moving and obsolete inventory and inventory identified primarily as a result of our restructuring activities and a decrease in the average selling price of companion animal product in the U.S. In addition, we experienced lower margins on sales of visual livestock product in South America and Austria.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $6.5 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. The decrease in selling, general and administrative expenses is primarily the result of decreased expenses as Destron Fearing is no longer a publicly traded company, a reduction of approximately $1.6 million of legal expenses for a lawsuit that was settled in the third quarter of 2007, a decrease of $0.8 expenses relating to the DA Merger, a decrease of $0.9 million in stock based compensation and $0.1 million of decreased recruiting fees related to the CEO search that was conducted during the last half of 2007. Partially offsetting these reductions is $0.7 million of amortization related to intangible assets resulting from the DA Merger and $0.3 million associated with GTC which was not owned in the prior period. Selling, general and administrative expenses as a percentage of revenue decreased from 47.2% to 28.5% primarily due to the decrease in expenses discussed above.

Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.4 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007 due to a rationalization plan implemented in 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring Expenses
Our Animal Identification segment’s restructuring expenses recorded in the nine-months ended September 30, 2008 relate to severance expenses at the St. Paul, Daploma and South American locations and facilities and production relocation costs as we continue our efforts to reduce expenses and streamline operations.
Goodwill and Asset Impairment
Our Animal Identification segment’s asset impairment expense during the nine-months ended September 30, 2008 relates primarily to approximately $25.0 million of goodwill impairments. As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates, in performing our impairment assessments. The remaining $4.2 million relates to our restructuring and is due to (i) fixed asset impairments of $1.5 million ($0.2 million in St. Paul and $1.3 million in Daploma); (ii) goodwill impairment at Daploma of $1.9 million; and (iii) intangible asset impairments of $0.8 million at Daploma.
Emergency Identification

	Nine-Months Ended September 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$32,419	100.0%	$23,531	100.0%	$8,888	37.8%
Cost of sales	17,054	52.6	11,973	50.9	5,081	42.4

Gross profit	15,365	47.4	11,558	49.1	3,807	32.9

Selling, general and administrative expenses	12,126	37.4	9,430	40.1	2,696	28.6
Research and development expenses	837	2.6	1,770	7.5	(933)	(52.7)

Operating income (loss)	$2,402	7.4%	$358	1.5%	$2,044	NM

NM — Variance not meaningful
Revenues
Our Emergency Identification segment’s revenue increased approximately $8.9 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. Of this increase, $5.3 million is attributable to McMurdo, which was acquired on April 5, 2007 and thus contributed for only six months of the 2007 period, with the remaining increase in revenue primarily due to higher sales of McMurdo’s SART Mk4, Fastfind MaxG, MOB Guardian and Nav 7 products during 2008. Signature sales increased $3.6 million due to an increase of approximately $2.6 million in SARBE division sales related partially to a large contract with the Swedish Air Force as well as increased sales of the 406 MHz beacons and G2R emergency location transmitter, and an increase of approximately $1.1 million of Clifford and Snell sales due to the opening of a U.S. sales office in late 2007 and higher sales of new sound alarm products.

Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit increased approximately $3.8 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. Of this increase, $2.6 million is attributable to McMurdo, which was acquired on April 5, 2007 and thus contributed for only six months of the 2007 period, with the remaining increase due to an increase in sales. Third quarter gross profit margin was 47.4% in the nine-months ended September 30, 2008 as compared to 49.1% in the nine-months ended September 30, 2007. The decrease in gross profit margin relates primarily to the sales mix as there was an increase in lower margin sales in the SARBE division in 2008, particularly to the Swedish Air Force, whereas 2007 saw higher gross profit margins to several customers. The decrease is slightly offset by higher gross profit margins at McMurdo due to a favorable product mix during the nine-months ended September 30, 2008.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses increased approximately $2.7 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. This increase in selling, general and administrative expenses relates primarily to the addition of McMurdo which had increased expenses of $1.6 million in the nine-months ended September 30, 2008 and was not included during the initial three-months of the 2007 period as we acquired McMurdo effective April 5, 2007. In addition, we incurred increases of approximately $0.2 million of amortization expense relating to the DA Merger and McMurdo acquisition and increased personnel costs of approximately $0.8 million. As a percentage of revenue, selling, general and administrative expenses decreased to 37.4% in the nine-months ended September 30, 2008 from 40.1% in the nine-months ended September 30, 2007. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from an increase in sales and an effort to minimize expenses.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.1 million in the nine-months ended September 30, 2008 as compared to the nine-months ended September 30, 2007. The expense includes an increase of $0.3 million of additional McMurdo research and development expense and decreased expenses of $1.1 million at Signature. Signature’s decrease is due to the completion of the development of the new search and rescue beacon in June 2007 under a development contract with the U.S. Air Force.
Healthcare

	Nine-Months Ended September 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$17,100	100.0%	$(17,100)	100.0%
Cost of sales	—	—	7,936	46.4	(7,936)	100.0

Gross profit	—	—	9,164	53.6	(9,164)	100.0

Selling, general and administrative expenses	—	—	12,361	72.3	(12,361)	100.0
Research and development expenses	—	—	2,394	14.0	(2,394)	100.0

Operating income (loss)	$—	—%	$(5,591)	(32.7)%	$5,591	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investee, and therefore its results are not reflected above for the 2008 period.

Security and Industrial

	Nine-Months Ended September 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change
	(in thousands, except percentages)

Revenue	$—	—%	$6,379	100.0%	$(6,379)	100.0%
Cost of sales	—	—	2,914	45.7	(2,914)	100.0

Gross profit	—	—	3,465	54.3	(3,465)	100.0

Selling, general and administrative expenses	—	—	4,472	70.1	(4,472)	100.0
Research and development expenses	—	—	1,109	17.4	(1,109)	100.0

Operating income (loss)	$—	—%	$(2,116)	(33.2)%	$2,116	100.0

Effective January 1, 2008, we began accounting for VeriChip as an equity investee, and therefore its results are not reflected above for the 2008 period.
Corporate/Eliminations

	Nine-Months Ended September 30,
	2008	2007	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	5,764	4,593	1,171	25.5
Restructuring expenses	780	—	780	NM
Goodwill and asset impairment	1,296	—	1,296	NM

Operating loss	$(7,840)	$(4,593)	$(3,247)	(70.7)

NM — Variance not meaningful
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses increased approximately $1.2 million for the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. The increase is primarily due to additional salaries and signing bonuses, increased consulting fees and an increase in stock-based compensation expense, slightly offset by a decrease in legal fees and depreciation expense.
Restructuring expenses
Our Corporate segment’s restructuring expenses consist of $0.4 million related to accrued severance and stay bonuses and related payroll expenses, and $0.4 million related to accrued rent expense for our corporate office in Florida. As part of the restructuring plan, we closed our offices in Delray Beach, Florida. We intend to relocate our headquarters from South Florida to the Northeastern part of the U.S.
Goodwill and Asset Impairment
Our Corporate segment’s goodwill and asset impairment relates to the $1.1 million impairment of our investment in VeriChip based on managements discussion with potential buyers and the write off of assets in connection with the closing of our corporate offices in Florida.

Consolidated
Interest and Other Income, Net
Interest and other income, net increased approximately $1.2 million in the nine-months ended September 30, 2008 compared to the nine-months ended September 30, 2007. The increase was primarily the result of $2.3 million of income recognized in the nine-months ended September 30, 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer have a legal obligation to pay and approximately $0.3 million of gain on sale of patents and royalty payments. In addition, we realized approximately $0.8 million of interest income from our note receivable with VeriChip in the nine-months ended September 30, 2008. The interest income earned during the nine-months ended September 30, 2007 was not reflected in our results as it was eliminated in consolidation. These increases were partially offset by a loss on settlement of VeriChip’s debt of $2.5 million in the nine-months ended September 30, 2008. These increases were slightly offset by $0.5 million of income recognized in the nine-months ended September 30, 2007 relating to the revaluation of our derivative warrant liability. In addition during the nine-months ended September 30, 2007 we incurred approximately $2.2 million in net legal settlement expense.
Interest Expense
Interest expense was $7.4 million and $4.9 million for the nine-months ended September 30, 2008 and 2007, respectively. The increase in interest expense is due primarily to an additional $0.6 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt in the first quarter of 2008, an additional $1.4 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $9.5 million of debt in the third quarter of 2008 and an additional $1.1 million of interest expense associated with re-pricing of common stock warrants.
Loss Attributable to Capital Transactions of Subsidiaries
For the nine-months ended September 30, 2007, we recorded a gain of $3.6 million on the issuance by VeriChip of shares of its common stock. The gain resulted from the difference between the carrying amount of our pro-rata share of our investment in VeriChip and the net proceeds from the issuance of the stock. We recorded a loss of $6.7 million during the nine-months ended September 30, 2007 attributable to changes in the minority interest ownership primarily as a result of the issuances of common stock by VeriChip.
Income Taxes
We had income tax benefit of $0.4 million for the nine-months ended September 30, 2008 compared to a provision of $0.5 million in the same period of 2007. We have recorded certain state and foreign income taxes (benefits) during the nine-months ended September 30, 2008 and 2007. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the nine-months ended September 30, 2008 and 2007.
Net Loss from Continuing Operations
During the nine-months ended September 30, 2008 and 2007, we reported a loss from continuing operations of approximately $48.2 million and $19.6 million, respectively. The increase in the loss for the nine-months ended September 30, 2008 compared to September 30, 2007 relates primarily to (i) goodwill and asset impairment charges taken in the third quarter of 2008; (ii) additional interest expense; (iii) restructuring expenses; (iv) asset impairment charges and (v) severance expense, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $2.8 and $9.4 million at September 30, 2008 and December 31, 2007. Excluding VeriChip’s cash balance, cash and cash equivalents totaled $2.3 million at December 31, 2007.
Operating activities provided (used) cash of $0.7 million and $(11.6) million during the nine-months ended September 30, 2008 and 2007, respectively. During the nine-months ended September 30, 2008, cash was provided primarily from the decrease of inventory levels, as well as cash flow from discontinued operation. During the nine-months ended September 30, 2007, cash was used primarily from the increase in accounts receivable and inventories.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $8.7 million, or 40.1%, to $12.9 million at September 30, 2008, from $21.6 million at December 31, 2007. The decrease was primarily due to $5.4 million of accounts receivable relating to VeriChip at December 31, 2007 but not included at September 30, 2008, decreased overall sales (including a $1.2 million decrease in accounts receivable from Schering Plough) and a payment of approximately $0.6 million in the first quarter of 2008 for U.S.D.A shipments made in November and December.

•	Inventories decreased 21.9% to $12.4 million at September 30, 2008 from $15.8 million at December 31, 2007. The decrease was principally due to $1.6 million of VeriChip included at December 31, 2007 but not included at September 30, 2008, inventory write-offs for obsolete an slow-moving inventory identified through restructuring activities as well as a decrease due to the implementation of inventory reduction procedures and just-in-time inventory methods in the third quarter of 2008.

•	Accounts payable decreased $4.8 million, or 30.4%, to $11.0 million at September 30, 2008 compared to $15.8 million at December 31, 2007. The decrease was primarily due to $1.9 of accounts payable at VeriChip as of December 31, 2007 but not included at September 30, 2008, the payment of certain supplier invoices as well as the general timing of billings and payments of purchases.

•	Accrued expenses decreased $4.8 million, or 35.2%, to $8.9 million at September 30, 2008 compared to $13.7 million at December 31, 2007. The decrease primarily relates to $3.9 million of VeriChip’s accrued expenses as of December 31, 2007 but not included at September 30, 2008, the reversal of $1.7 million of accrued liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer have a legal obligation to pay, as well as timing differences for payroll related expenses.
Investing activities provided (used) cash of $6.3 million and $(5.6) million during the nine-months ended September 30, 2008 and 2007, respectively. The amounts provided (used) in 2008 and 2007 were primarily from the proceeds received from VeriChip on their note as well as proceeds from the special dividend. and payments for the acquisition of McMurdo during the nine-months ended September 30, 2007.
Financing activities (used) provided cash of $13.5 million and $24.2 million during the nine-months ended September 30, 2008 and 2007, respectively. In the nine-months ended September 30, 2008, the use of cash was primarily for the paydown of debt whereas the cash provided during the nine-months ended September 30, 2007 was primarily from the proceeds of long-term debt and net proceeds from VeriChip’s IPO.
Financial Condition
As of September 30, 2008, we had a working capital deficit of approximately $1.0 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and we do not intend to pay.
In addition to our cash on hand, at September 30, 2008 we had approximately $2.7 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007; (ii) an invoice discounting agreement with RBS, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; (iii) a factoring agreement with Nordisk Factoring A/S, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; and (iv) a line of credit with Danske Bank, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
As of September 30, 2008, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$3,019	$695
RBS invoice discounting agreement	1,132	2,045
Nordisk factoring agreement	782	—
Danske Bank line of credit	3,502	—

	$8,435	$2,740

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. As of September 30, 2008, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
We believe that with the cash we have on hand, the expected cash flow from operations, the availability under our credit facilities, and other sources of capital that we believe are available to us, we will have sufficient funds to operate our business over the next twelve-months and to fund our restructuring program. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, the timing of the payments associated with our restructuring plan and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
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
Proforma Condensed Consolidated Statements
The equity method of accounting is used for investments in affiliated companies in which our interest is generally between 20% and 50%, and which we do not control but where we have significant influence over the entities. Our share of losses of such affiliated companies is included in our consolidated operating results. These affiliated companies are VeriChip Corporation (“VeriChip”), which is included in the results from continuing operations, and IFTH Acquisition Corp., formerly known as InfoTech USA, Inc. (“InfoTech”), which is included in the results of discontinued operations.
As of December 31, 2007, we owned a majority interest in VeriChip and InfoTech. However, during the first quarter of 2008 our ownership interests fell below 50% and as of September 30, 2008, we owned approximately 45.7% of VeriChip and had sold our ownership in InfoTech on August 1, 2008. Therefore, effective January 1, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. Prior period financial statements have been presented on a historical basis, and accordingly, include the results of operations of VeriChip and InfoTech under the consolidation method.
For comparative purposes, we have presented below an unaudited pro forma balance sheet as of December 31, 2007 and unaudited pro forma statements of operations for the three and nine-months ended September 30, 2007 as if VeriChip and InfoTech had been accounted for under the equity method of accounting for those periods. We believe that this pro forma information is beneficial as it provides a clearer and more comparable period-to-period presentation of our financial condition and results of operations.
The following tables present information regarding the unaudited pro forma financial condition and results of operations after giving effect to the reclassification of VeriChip and InfoTech as equity investments. These tables reflect the amounts as if our ownership interest in VeriChip and InfoTech were below 50% as of January 1, 2007. We excluded VeriChip and InfoTech’s assets, liabilities and minority interest from the balance sheet and separately presented our investment in each affiliate. In the results of operations, we eliminated VeriChip revenue, expenses, other income/expenses and minority interest from our results of operations and separately presented our equity in the loss of VeriChip. As InfoTech was reported in discontinued operations, we excluded their operations and minority interest and reclassified the amounts to our equity in the loss of InfoTech within our loss from discontinued operations.
The unaudited pro forma financial condition and results of operations presented below are provided for illustrative purposes only and do not purport to represent what the actual consolidated results of operations or the consolidated financial position would have been had the percentage of ownership of VeriChip and InfoTech changed on the date assumed, nor are they necessarily indicative of future consolidated results of operations or financial position.

Proforma Balance Sheet (unaudited)

	September 30,	December 31,			December 31,
	2008	2007	Pro Forma		2007
	(Historical)	(Historical)	Adjustments		(Proforma)
Assets
Current assets
Cash, cash equivalents and restricted cash	$2,849	$9,533	$(7,221	)(a)	$2,312
Accounts receivable, net of allowance for doubtful accounts	12,917	21,581	(5,438	)(a)	16,143
Note receivable from VeriChip Corporation	—	—	2,167	(a)	2,167
Due from affiliates	37	—	144	(a)
			102	(b)	246
Inventories	12,376	15,840	(1,648	)(a)	14,192
Other current assets	3,144	3,931	(1,515	)(a)	2,416
Current assets of discontinued operations	4	7,682	(2,098	)(b)	5,584

Total current assets	31,327	58,567	(15,507)		43,060

Property and equipment, net	9,554	12,966	(952	)(a)	12,014
Goodwill and intangible assets, net	35,167	89,895	(32,528	)(a)	57,367
Note receivable from VeriChip Corporation	—	—	10,752	(a)	10,752
Other assets, net	3,170	3,960	—		3,960
Other assets of discontinued operations	41	2,249	(6	)(b)	2,243
Investment in affiliates — continuing operations	750	—	12,293	(a)	12,293
Investment in affiliates — discontinued operations	—	—	477	(b)	477

Total Assets	$80,009	$167,637	$(25,471)		$142,166

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$10,216	$15,746	$(1,515	)(a)	$14,231
Accounts payable	10,965	15,762	(1,855	)(a)	13,907
Advances from factors	1,914	1,992	—		1,992
Deferred revenue	281	1,110	(306	)(a)	804
Accrued expenses and other current liabilities	8,869	13,697	(3,858	)(a)	9,839
Current liabilities of discontinued operations	10	6,332	(971	)(b)	5,361

Total current liabilities	32,255	54,639	(8,505)		46,134
Long-term debt and notes payable	5,522	17,217	—		17,217
Deferred taxes	2,734	6,037	(3,808	)(a)	2,229
Other liabilities	1,932	2,752	(1	)(a)	2,751
Other liabilities of discontinued operations	—	2,632	—		2,632

Total Liabilities	42,443	83,277	(12,314)		70,963

Commitments and contingencies
Minority interest — continuing operations	261	12,811	(12,603	)(a)	208
Minority interest — discontinued operations	—	554	(554	)(b)	—

Total Stockholders’ Equity	37,305	70,995	—		70,995

Total Liabilities and Stockholders’ Equity	$80,009	$167,637	$(25,471)		$142,166

Proforma Statement of Operations (unaudited)

	For the Three-Months Ended September 30,
	2008	2007	Proforma		2007
	(Historical)	(Historical)	Adjustments		(Proforma)

Revenue	$18,856	$28,251	(7,916	)(c)	$20,335

Cost of sales	11,781	15,475	(3,380	)(c)	12,095

Gross profit	7,075	12,776	(4,536	)(c)	8,240

Selling, general and administrative expenses	8,170	16,853	(6,091	)(c)	10,762
Research and development expenses	729	1,971	(1,140	)(c)	831
Restructuring expenses	410	—	—		—
Goodwill and asset impairment	26,139	—	—		—

Operating loss	(28,373)	(6,048)	2,695	(c)	(3,353)

Gain on sale of asset	—	691	—		691
Interest and other income, net	(1,160)	(958)	37	(c)	(921)
Interest expense	(3,177)	(2,698)	389	(c)	(2,309)
Equity in loss of affiliate	(957)	—	(3,556	)(c)	(3,556)

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(33,667)	(9,013)	(435	)(c)	(9,448)

Benefit (provision) for income taxes	150	(405)	101		(304)

Loss from continuing operations before minority interest, loss on capital transactions of subsidiary and loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	(33,517)	(9,418)	(334	)(c)	(9,752)

Minority interest	(17)	2,570	(1,272	)(c)	1,298
Net loss on capital transactions of subsidiary	—	(1,118)	981	(c)	(137)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(857)	625	(c)	(232)

Loss from continuing operations	(33,534)	(8,823)	—		(8,823)

Income (loss) from discontinued operations, net of income taxes of $0	3,099	(2,476)	—		(2,476)

Net loss	$(30,435)	$(11,299)	$—		$(11,299)

	For the Nine-Months Ended September 30,
	2008	2007	Proforma		2007
	(Historical)	(Historical)	Adjustments		(Proforma)

Revenue	$61,985	$78,645	$(23,479	)(c)	$55,166

Cost of sales	39,987	44,455	(10,850	)(c)	33,605

Gross profit	21,998	34,190	(12,629	)(c)	21,561

Selling, general and administrative expenses	26,325	45,780	(16,834	)(c)	28,946
Research and development expenses	2,256	7,137	(3,504	)(c)	3,633
Restructuring expenses	2,334	—	—		—
Goodwill and asset impairment	30,509	—	—		—

Operating loss	(39,426)	(18,727)	7,709	(c)	(11,018)

Gain on sale of asset	—	691	—		691
Interest and other income, net	1,415	167	—	(c)	167
Interest expense	(7,388)	(4,911)	1,263	(c)	(3,648)
Equity in loss of affiliate	(3,163)	—	(8,182	)(c)	(8,182)

Loss from continuing operations before taxes, minority interest and loss attributable to capital transactions of subsidiaries	(48,562)	(22,780)	790	(c)	(21,990)

Benefit (provision) for income taxes	438	(488)	146		(342)

Loss from continuing operations before minority interest, loss on capital transactions of subsidiary and loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	(48,124)	(23,268)	936	(c)	(22,332)

Minority interest	(121)	6,777	(3,075	)(c)	3,702
Net loss on capital transactions of subsidiary	—	3,632	(3,830	)(c)	(198)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(6,717)	5,969	(c)	(748)

Loss from continuing operations	(48,245)	(19,576)	—		(19,576)

Income from discontinued operations, net of income taxes of $0	3,557	406	—		406

Net loss	$(44,688)	$(19,170)	$—		(19,170)

Proforma Adjustments
(a)	To reflect the reclassification of VeriChip from a consolidated majority-owned entity to an equity investment. We eliminated VeriChip’s balances, recorded intercompany transactions with VeriChip that were previously eliminated in consolidation and recorded our investment in VeriChip.

(b)	To reflect the reclassification of InfoTech from a consolidated majority-owned entity to an equity investment. As of December 31, 2007, InfoTech was recorded as discontinued operations and as such, we eliminated InfoTech’s balances from the various discontinued operations line items and recorded our investment in InfoTech.

(c)	To reflect the reclassification of VeriChip from a consolidated majority-owned entity to an equity investment. We eliminated VeriChip’s operations, eliminated the related minority interest and capital transaction losses, and recorded our equity in loss of VeriChip.

Consolidated Discussion
The following discussion has been prepared for the items of our Management’s Discussion and Analysis that changed when preparing the proforma financial statements for the reclassification of VeriChip and InfoTech as equity investments.
Interest and Other Income
For the three-months ended September 30, 2007, the proforma interest and other income (expense) was approximately $(0.9) million compared to $(1.0) million of historical interest and other income. There was no change in the proforma interest and other income for the nine-months ended September 30, 2007 compared to the historical interest and other income amount.
Interest Expense
The proforma interest expense for the three-months ended September 30, 2007 was approximately $2.3 million compared to the historical interest expense which was approximately $2.7 million. For the nine-months ended September 30, 2007, the proforma interest expense was approximately $1.3 million less than the historical interest expense of $4.9 million. The decrease from historical to proforma is due to the elimination of VeriChip’s third party interest expense when reclassifying VeriChip as an equity investment.
Income Taxes
Our historical and proforma income tax provisions were $0.4 million and $0.3 million, respectively, for the three-months ended September 30, 2007. During the nine-months ended September 30, 2007, our proforma income tax provision was $0.3 million and our historical income tax provision was $0.5 million. The decrease from historical to proforma is due to the reclassification of VeriChip as an equity investment.
Liquidity and Capital Resources from Continuing Operations — Pro Forma
At December 31, 2007, our proforma cash and cash equivalents was approximately $2.2 million compared to a historical cash and cash equivalents balance of approximately $9.5 million. The decrease relates to the exclusion of $7.2 million of VeriChip’s cash balance.
Our proforma operating activities used cash of approximately $6.5 million during the nine-months ended September 30, 2007 as compared to historical operating activities which used cash of approximately $11.6 million during the same period. The decrease is primarily related to a decrease in non-cash compensation, depreciation and amortization, accounts payable and accrued expenses from the reclassification of VeriChip to an equity investment.
The following changes in our adjustments to reconcile operating losses to net cash used in operating activities relating to the reclassification of VeriChip as an equity investment included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased approximately $5.4 million from the historical balance of $21.6 million as of December 31, 2007 to the proforma balance of $16.1 million.

•	Inventories decreased to our proforma balance of $14.2 million at December 31, 2007 from our historical balance of $15.8 million at December 31, 2007.

•	Accounts payable decreased approximately $1.9 million from the historical balance of $15.8 million as of December 31, 2007 to the proforma balance of $13.9 million as of December 31, 2007.

•	Accrued expenses decreased to our proforma balance of $9.8 million at December 31, 2007 from our historical balance of $13.7 million at December 31, 2007
Proforma investing activities used cash of $4.0 million during the nine-months ended September 30, 2007 as compared to $5.6 million that was used in historical investing activities. The $1.6 million decrease is primarily related to the payment we received from VeriChip on a note receivable as it was eliminated in consolidation in the historical results.
Our proforma financing activities provided cash of approximately $7.9 million during the nine-months ended September 30, 2007 as compared to historical financing activities which provided cash of approximately $24.2 million. The decrease is primarily related to $18.3 million of net proceeds from VeriChip’s IPO that are included in the historical financing activities.

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
As of September 30, 2008, our debt consisted of the following:
•	the 2006 Note with Laurus, which has a fixed interest rate;

•	the 2007 Note with Kallina, which effective as of September 30, 2008 has a fixed interest rate;

•	Destron Fearing’s borrowings under Danish credit facilities bearing interest at prime plus 2%;

•	Destron Fearing’s borrowings under the Revolving Facility with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 2.0% (but such rate shall not at any time be less than 10.0%);

•	Destron Fearing’s borrowings under Danish Nordisk factoring line which accrues interest at 0.15% per transaction;

•	Signature Industries’ borrowings under the Royal Bank of Scotland invoice discounting agreement which accrues interest at an annual rate of 1.5% above the base rate as defined in the agreement; and

•	a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value at
September 30,
2008
(dollars in millions)
Total notes payable, long-term debt and advances from factors	$17,652
Notes payable bearing interest at fixed interest rates	$7,404
Weighted-average interest rate during the nine-months ended September 30, 2008	19.5%
A 1% change in interest rates would increase our interest expense by approximately $0.1 million.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID and the GPS and radio communications markets;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the possibility that we could continue to generate losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business over the next twelve-months ended September 30, 2009;

•	our ability to successfully implement our restructuring plan and realize the estimated cost savings;

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under DSD’s existing bank facility that is payable on demand and can be terminated at any time without notice;

•	our ability to successfully integrate the business operations of acquired companies; and

•	our ability to access the capital required to fund our operations.
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
The information in this quarterly report is as of September 30, 2008, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2008. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our third fiscal quarter of 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 18 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.
We have witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, that these financial market events or these governmental actions might have on us and our business is uncertain and cannot be estimated at this time. Item 1A (“Risk Factors”) of our 2007 Annual Report on Form 10-K discusses some of the principal risks inherent in our business, including liquidity risks, operational risks, credit risks and foreign currency risks, among others. The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on us.
At the same time, there appears to be a general weakening of the U.S. economy. To the extent these economic developments continue to worsen, and to the extent legislation or regulatory action adversely affects the U.S. economy, there could be an adverse impact on our access to capital.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 23, 2008, we issued 21,875 shares of our common stock to Laurus Master Fund Ltd. in connection with an exercise of a warrant. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On September 30, 2008, we issued 161,917 shares of our common stock to Engstrom, Lipscomb & Lack, P.C. in connection with a settlement agreement with Hark Vasa dated September 28, 2007. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
The following table presents the information with respect to purchases made by or on behalf of Digital Angel Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2008:

			(c) Total Number of	(d) Approximate
			Shares Purchased as	Dollar Value of Shares
	(b) Number of		Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased Under the
(a) Period	Purchased	Paid per Share	Programs	Plans or Programs

July 1 to July 31, 2008 None	—	—	—	—

August 1 to August 31, 2008 Rabbi Trust (1)	130,172	$6.16	—	$91,250	(2)

September 1 to September 30, 2008 None	—	—	—	—

Total	130,172	$6.16	—	—

(1)	In accordance with the severance agreement between us and Michael Krawitz, a former executive, 130,172 shares were returned to us to cover certain withholding taxes.

(2)	In accordance with the severance agreement between us and Michael Krawitz, we may be requested to withhold taxes on a future stock payment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held a special meeting of our stockholders on October 30, 2008 to:
1.	Approve an amendment to our Certificate of Incorporation, as amended, to effect a one-for-eight reverse stock split of our common stock by proportionately decreasing the authorized number of shares of common stock without changing the par value of our common stock. The proposal received 86,355,625 votes for, 17,271,569 votes against and 924,412 votes abstaining.

2.	Approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 23,750,000 to 35,000,000. The proposal received 82,276,009 votes for, 21,548,900 votes against and 726,697 votes abstaining.
ITEM 6. EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Date: November 12, 2008	By:	/s/ Lorraine M. Breece

		Name:	Lorraine M. Breece
		Title:	Senior Vice President,
Chief Financial Officer
and Chief Accounting Officer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1
Stock Purchase Agreement dated August 1, 2008 between Digital Angel Corporation and Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on August 4, 2008).

3.1	Certificate of Amendment of Certificate of Incorporation of Digital Angel Corporation dated October 31, 2008.*

10.1
Stock Purchase Agreement dated July 10, 2008 between Digital Angel Corporation and Sterling Hallmark, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on July 16, 2008).

10.2
Amendment to Confidential Settlement Agreement and Release dated July 10, 2008 between Verizon Federal Inc., Government Telecommunications, Inc. and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on July 16, 2008).

10.3
Noncompetition and Confidentiality Agreement dated July 10, 2008 between Digital Angel Corporation and Sterling Hallmark, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on July 16, 2008).

10.4
Omnibus Amendment dated July 21, 2008 between Digital Angel Corporation, Laurus Master Fund, Ltd., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC, Psource Structured Debt Limited and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on July 24, 2008).

10.5
Common Stock Purchase Warrant dated July 21, 2008 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on July 24, 2008).

10.6
Form of Amendment to the Option Agreements issued to Joseph Grillo and Parke Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 24, 2008).

10.7
Letter Agreement dated September 30, 2008 between Digital Angel Corporation, Laurus Master Fund, LTD, Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp. and Psource Structured Debt Limited and consented to by Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc. and Fearing Manufacturing Co. Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on October 3, 2008).

10.8
Secured Term Note dated September 30, 2008 payable by Digital Angel Corporation to Valens Offshore SPV II Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on October 3, 2008).

10.9
Agreement dated September 30, 2008 between Digital Angel Corporation and Valens Offshore SPV II Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on October 3, 2008).

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