Form 10-K
period 2008-12-31
DIGITAL ANGEL CORP
filed 2009-03-31
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-26020
DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
490 Villaume Avenue
South Saint Paul, Minnesota 55075
(Address of principal executive offices, including zip code)
(651) 455-1621
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $89.2 million, computed by reference to the price at which the stock was last sold on that date of $6.08 per share reported on the National Association of Securities Dealers Automated Quotation System.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 16, 2009
Common Stock, $.01 par value per share	17,505,718 shares
Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders which the Registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein. If the Registrant does not file its Proxy Statement with the Commission on or before 120 days after the end of its 2008 fiscal year, the Registrant will file the required information in an amendment to this Annual Report on Form 10-K.

DIGITAL ANGEL CORPORATION

PART 1
ITEM 1. BUSINESS
Unless the context otherwise provides, when we refer to the “Company,” “we,” “Digital Angel,” or “us,” we are referring to Digital Angel Corporation and its subsidiaries (either wholly- or majority-owned). Formerly, we were known as Applied Digital Solutions, Inc.
Overview
As of December 31, 2008, our business operations consisted primarily of the operations of our wholly-owned subsidiary, Destron Fearing Corporation and its wholly-owned subsidiaries, which collectively we refer to in the Annual Report as Destron Fearing, and our 98.5% owned subsidiary, Signature Industries Limited (“ Signature”). Currently we operate in two business segments: Animal Identification, which comprises the operations of Destron Fearing; and Emergency Identification, which comprises the operations of Signature.
We currently engage in the following principal business activities:
•	Our Animal Identification segment focuses on developing, manufacturing and marketing of visual and electronic identification tags and implantable radio frequency identification (“RFID”) microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, equine and livestock applications; and

•	Our Emergency Identification segment focuses on developing and marketing global position systems (“GPS”) and GPS-enabled products used for location tracking and message monitoring of pilots, aircraft, maritime vehicles and outdoor adventurers in remote locations.
Merger With Destron Fearing
On December 28, 2007, following the approval of our and Destron Fearing Corporation’s stockholders, we completed the acquisition of the Destron Fearing Corporation shares not then owned by us and Destron Fearing Corporation became a wholly-owned subsidiary (“DA Merger”). At the time of the DA Merger, Destron Fearing Corporation was known as Digital Angel Corporation and its common stock traded on the American Stock Exchange under the symbol DOC. Pursuant to the terms of the merger transaction, each outstanding share of Destron Fearing’s common stock not owned by us, or approximately 45% of Destron Fearing Corporation’s then outstanding common shares, was exchanged into 1.4 shares of our common stock. The shares of our common stock issued to Destron Fearing Corporation stockholders in connection with the DA Merger represented approximately 29% of the outstanding shares of our common stock immediately following the consummation of the DA Merger. In addition, at the effective time, Destron Fearing Corporation’s stock options and warrants outstanding on the effective date were converted into options and warrants to acquire 1.4 shares of our common stock for each share of Destron Fearing Corporation’s common stock subject to such options and warrants.
Geissler Technologies Corporation Acquisition
On January 14, 2008, we entered into an Agreement and Plan of Merger with GT Acquisition Sub, Inc., a Minnesota corporation and our wholly-owned subsidiary, Geissler Technologies Corporation, a Minnesota corporation (“GTC”), Donald R. Brattain, Randall F. Holscher, Charles J. Holscher and Randolph K. Geissler, pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned our ownership of GT Acquisition Sub, Inc. to Destron Fearing Corporation, such that GT Acquisition Sub, Inc. became a wholly-owned subsidiary of Destron Fearing. See Note 3 for further discussion.
Discontinued Operations
During the years ended December 31, 2008 and 2007, we sold several non-core businesses and we discontinued one business, Thermo Life Energy Corp. (“Thermo Life”), which is currently being marketed for sale. In addition, on November 12, 2008, we sold all of the common stock that we owned in VeriChip Corporation (“VeriChip”) (Nasdaq:CHIP), which was approximately 45.6% of VeriChip’s then issued and outstanding shares of common stock. Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell/discontinue these businesses was a result of management’s strategy to streamline operations in order to focus our efforts on the business operations of our Animal Identification and Emergency Identification segments. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc. and various other non-core businesses. During the years ended December 31, 2008, 2007 and 2006, we reversed certain of Intellesale’s and the other non-core businesses liabilities that we no longer had an obligation to pay. Discontinued operations are more fully discussed in Note 16 to our consolidated financial statements.
Internet Website
Our Internet website address is www.digitalangel.com. Our segments’ internet website addresses are: www.destronfearing.com and www.signatureindustries.com. The information on these websites is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

3

**************
Effective April 20, 2007, we became a Delaware corporation. Previously, we were incorporated in the state of Missouri on May 11, 1993. Currently, our principal executive offices are located at 490 Villaume Avenue, South Saint Paul, Minnesota 55075 (651-455-1621). Previously our principal executive offices were located at 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445.
Recent and Other Events
Reverse Stock Split
On October 30, 2008, our stockholders approved a one-for-eight reverse stock split of our common stock by proportionately decreasing the authorized number of shares of common stock without changing the par value of our common stock. Our shareholders also approved a proposal to increase our authorized capital stock from 28,750,000 shares after taking into account the reverse stock split, of which 23,750,000 shares were common stock, to 40,000,000 shares, of which 35,000,000 shares are common stock. The reverse stock split was effective on November 10, 2008 and all share, option and price per share information in this Annual Report have been adjusted accordingly, except where noted otherwise.
Industry Overview
Our principal activities encompass the development and marketing of RFID and GPS-enabled identification and location products.
RFID has become an important, widely-adopted technology. It is used in the automatic identification market, an industry characterized by identifying and locating objects electronically. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology possesses greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.
Our RFID businesses focus on companion pet and equine identification and safeguarding, livestock/fish identification tracking and food safety and traceability (e.g., livestock tracking).
The basic components of an RFID system consist of:
•	a “tag,” containing a microchip-equipped transponder, an antenna and a capacitor, attached to the item to be identified, located or tracked, which wirelessly transmits stored information to a receiver;

•	one or more receivers, also referred to as “readers” or “scanners”, which are devices that read the tag by sending out an RF signal to which a tag, in the range of the signal, responds; and

•	the equipment, cabling, computer network and software applications to use the processed data for one or more applications.
Most RFID systems use either “active” or “passive” tags, with the choice reflecting the different characteristics of the tags and the nature of the RFID system application. The key difference in the technology is that active RFID systems deploy tags with battery-powered microchips that emit a signal at regular intervals or continuously and do not rely on power from the reader to operate, while passive RFID systems deploy tags with microchips that have no attached power supply and receive an activating charge from the reader’s signal. Applications that require receipt of signals between the tag and the reader beyond approximately 10 meters in range usually require a battery in the tags. Currently, we sell passive RFID tags.
Pet Identification and Safeguarding
Pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information through RFID scanners. We believe the pet identification and safeguarding market is expanding. A New York Times article dated July 23, 2005, indicates that the “chipping” of pets is reported to be most prevalent in Europe, where roughly 40% of pet owners in some European countries are believed to have had veterinarians implant RFID tracking devices, and by some estimates, as many as half of the dogs in England are now implanted with a microchip. The U.S. pet market has significant growth potential, as we believe that only approximately 10% of pet owners have opted to have their pets chipped. As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), we believe the market will expand even further.
Livestock/Fish Identification and Tracking and Food Safety and Traceability
The use of RFID technology in the tracking of livestock in the U.S. received a boost in December 2003 when a cow in Mabton, Washington was found to have Bovine Spongiform Encephalopathy (commonly referred to as Mad Cow Disease), resulting in the banning of the U.S. cattle industry’s exports. Since that time, the U.S. Department of Agriculture (“USDA”), other state agencies and the Canadian government have been initiating pilot programs designed to test the viability of large-scale food animal identification and tracking systems. The USDA is targeting a national identification system that would allow individual and herd trace back within 48 hours, enabling the implementation of quarantines effectively and efficiently and helping to protect the value of livestock investments. Currently all participation is voluntary. This information is contained in the USDA National Animal Identification System (“NAIS”) Business Plan that can be found on the USDA/Animal and Plant Health Inspection Service (“APHIS”) website.

In the market place today, most livestock producers use visual rather than electronic identification tags. For this reason, the USDA has approved three Destron Fearing visual tags as official devices for the NAIS. In addition, USDA mandated Country of Origin Labeling in the Fall of 2008 and the use of official NAIS devices have been accepted as proof of U.S. origin. We are hopeful that the national electronic identification program being targeted by the USDA will continue to move forward in the U.S. We cannot estimate the impact a national identification program would have on our Animal Applications segment’s revenue. However, if implemented, we would expect the impact to be favorable.
Emergency Identification
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
Our focus is in the areas of search and rescue and locator beacons and tracking systems, which include mobile satellite data communications service and software for mapping and messaging for a variety of markets including the military, maritime, law enforcement, energy and outdoor adventurist. We believe that there is excellent growth potential in each of our markets and particularly, for us, in sales of our military and maritime personal location beacons due to recent technology improvements. However, each market in which we compete is highly competitive.
Operating Segments
Financial Information About Our Segments
Revenues from our various segments over the past three years were as follows:

	For the Years Ended
	December 31,
	2008	2007	2006
	(in thousands)
Animal Identification	$38,501	$43,825	$38,058
Emergency Identification	39,671	34,045	16,351
Corporate/ Eliminations	—	(76)	(356)

Total	$78,172	$77,794	$54,053

Refer to the segment information in Note 21 to our consolidated financial statements.

Animal Identification Segment
Principal Products and Services
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding, as well as the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, horse, livestock, fish and wildlife industries.
The Animal Identification segment consists of Destron Fearing’s operations located in Minnesota and its wholly-owned subsidiaries: DSD Holding A/S and Destron Fearing Corporation A/S (formerly known as Daploma International A/S) and its subsidiaries, which have operations in Denmark and Poland; and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay.
We hold patents on our syringe-injectable microchip for use in animals. Each microchip is individually inscribed and programmed to store a unique, permanent 10 to 16-digit alphanumeric identification code. These microchips are tiny, passive electronic devices ranging in size from 12 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The smallest microchip is about the size of a grain of rice. The microchip is coupled with an antenna and placed either in a two-piece plastic e.Tag™ or in a glass-like injectable capsule. The e.Tag™ is typically affixed to the ear of the animal. The implantable microchip is injected under the skin using a hypodermic syringe, without requiring surgery. Each capsule is coated with a polymer, BioBondTM, to form adherence to tissue, thereby preventing migration in the host’s body. An associated scanner device uses radio frequency to interrogate the microchips and read the code. Our patented Bio-Thermo® implantable microchip product provides accurate temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner.
Our pet identification and location system involves the insertion of a microchip, with identifying information, in the animal. Scanners located at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. Presently, there is an established infrastructure with RFID scanners placed in approximately 70,000 global animal shelters and veterinary clinics. We believe that approximately 4.0 million companion animals in the U.S. have been enrolled in our distributor’s database, and a pet is recovered in the U.S. by that system approximately every six minutes.
Our miniature RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish. We recently installed what is believed to be the world’s largest RFID ready system, a 16-foot by 16-foot RFID antenna designed to electronically track indigenous salmon populations. In addition, we launched our second generation unitary core transponders. These updated transponders are designed to provide greater reader reliability while increasing reader range.
In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, we also produce visual and RFID identification products, for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. Destron Fearing has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers and as part of various pilot studies for the USDA’s and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.
Growth Strategy
The principal components of our Animal Identification segment’s growth strategy are to:
•	focus on animal identification products in the growing livestock, fish and wildlife industries;

•	become a major player in the food source traceability and safety tracking systems arena; and

•	increase our market share in the pet identification and equine markets with enhanced products such as our temperature-sensing Bio-Thermo® product.
Through our Animal Identification segment, we are one of the leading suppliers in the U.S. of RFID-enabled implantable microchip products for companion animals, laboratory animals and wildlife, and visual identification tags for livestock. The “chipping” of companion pets has increased in Europe, in part, because in 2004, several European countries began requiring that all pets crossing their borders be identified with a either a tattoo or a microchip. In addition, world-wide standardization of the frequency on which the microchips operate will most likely lead to higher world-wide chipping rates. Our chips can be read by the world standard, which is 134.2 kilohertz.

The USDA, the states of Kansas and Minnesota, and the government of Canada are utilizing our RFID system for use in their respective large-scale food animal identification programs. These pilot programs may lead to implementation of national and/or regional RFID-enabled identification programs.
During 2006, we began a national initiative to target the use of our microchips to address the more than $100 million estimated U.S. equine market for identification products. There are approximately 9.2 million horses in the U.S. We believe that approximately 6.0 million are competition horses requiring identification by local and state equine animal health rules and regulations. In addition, USDA’s NAIS business plan categorizes equines as medium priority for permanent identification. Since late 2005, the California Horseracing Board, a division of the California Department of Agriculture, has been implanting all new, in-coming young horses entering their racing career with our microchips, which we call LifeChips®. The State of Louisiana has also been utilizing our LifeChips® to identify horses that have been Coggins tested, which checks for Equine Infectious Anemia. The New York State Horse Health Assurance Program implemented a comprehensive health campaign that utilizes our microchips, and other state agencies are expected to launch similar programs. In addition, in March 2008, we entered into a non-exclusive distribution agreement with The Jockey Club, the official registry for North American Thoroughbred horses.
New Products
In January 2009, we introduced our r.Tag® system, a flexible and robust active tag technology that allows the automatic collection of animal events at specific locations. The transponders can be read at distances up to100 feet, and when coupled with location receivers, the livestock’s position can be established within a few feet. The scanners are solar powered, and all communications are wireless with no cabling required. In tests, we have found that an entire truckload of cattle can be read while the vehicle passes by a single reader.
We have also recently announced our new CoolTags program, which qualifies for the USDA’s Country of Origin Labeling (“COOL”) for food traceability safety. Our CoolTags® are available as both visual and RFID-enabled products and are used to provide a greater level of animal traceability in the event of an animal disease outbreak. They can also be used for animal health programs, movement records, marketing programs, breed registries and genetic programs. In the past it has been a complicated process for producers to gain rapid access to these types of approved devices, due to a complex supply chain with multiple intermediaries and extensive USDA documentation requirements. We have simplified the process by creating a system that allows the producer to order tags from local retailers and then to receive the CoolTag product just days later via direct drop shipment from us.
Sales, Marketing and Distribution
Our companion pet identification and location system is marketed in the U.S. by Schering-Plough Animal Health Corporation (“Schering-Plough”) under the brand name Home Again® Pet Recovery Service. In February 2007, we signed an exclusive product supply and distribution agreement with Schering-Plough Home Again LLC, a wholly owned subsidiary of Schering-Plough, to provide electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. Schering-Plough’s new network, which markets the complete electronic pet identification system under the brand name HomeAgain®, is the nation’s first comprehensive system to assist in the search for lost pets. On January 5, 2008, we entered into an amendment to the February 2007 agreement, where we have agreed to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. During the term of the amended agreement, we will exclusively manufacture, supply and sell to Schering-Plough and Schering-Plough will exclusively purchase from us certain products (as defined in the amended agreement). The amended agreement contains, among other things, minimum purchase requirements by Schering-Plough. The amended agreement also prohibits us from manufacturing, supplying or selling the products to any other person, governmental authority or entity in the territory (as defined in the amended agreement). The initial term began February 13, 2007 and extended for a period of 24 months, with an option for Schering-Plough to extend the term for an additional 12 months. In March 2009, the amended agreement was extended by written agreement between Destron Fearing and Intervet, Inc. (as successor to Schering-Plough), without material modification, to June 30, 2009. The amended agreement also grants to Schering-Plough exclusive distribution, marketing and sale rights to our RFID products in the companion animal market in the territory and non-exclusive distribution, marketing and sale rights to our RFID Bio Thermo product in the designated animal market in the designated animal territory subject to a maximum amount of units of such RFID Biotherm Products.
Our companion pet/equine product is also marketed by various other companies, including, but not limited to, (i) in some countries in Europe by Merial Pharmaceutical under the Indexel® brand; (ii) in the United Kingdom and Ireland by Animalcare under the idENTICHIP® brand; and (iii) in other European countries and in Australia, New Zealand and Japan by various distributors under the LifeChip® brand.
For the year ended December 31, 2008, 2007 and 2006, Schering-Plough accounted for approximately 19%, 34% and 15%, respectively, of our Animal Identification segment’s revenues. We believe we would be able to arrange for a third party to distribute our implantable microchips in the U.S. if Schering-Plough no longer distributed them. However, it may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party, which may negatively affect future sales.
BioMark, Inc. is our exclusive U.S. distributor for our fish and wildlife RFID microchip products. Electronic identification products for livestock are sold directly to our customers under the Destron brand. We have multi-year supply and distribution agreements with our customers, which have varying expiration dates. The remaining terms of such agreements are between one and eight years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Our agreements generally do not have minimum purchase requirements and can be terminated without penalty. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from either of these customers could have a material adverse effect on our financial condition and results of operations.

Competition
The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are AllFlex USA, Inc. and Y-Tex Corporation, and the principal competitors in the RFID identification market are AllFlex, USA, Inc., Datamars SA and Avid Identification Systems, Inc. We believe that our intellectual property position and our reputation for high quality products are our competitive advantages.
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
Manufacturing; Supply Arrangements
Our Animal Identification segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. We rely solely on a production arrangement with Raytheon Microelectronics Espana (“RME”), a subsidiary of Raytheon Company, for the assembly of our patented syringe-injectable transponders. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is our preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by us; other automated equipment and tooling is owned by RME. If this agreement terminates, it would be difficult and time-consuming for us to arrange for production of the transponders by a third party. Accordingly, we cannot be assured that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from RME or another supplier.
Besides RME, our Animal Identification segment’s other principal suppliers are TSI Molding, Inc., BASF, Feature Products and Creation Technologies. We generally do not enter into contracts with these suppliers.
Emergency Identification Segment
Principal Products and Services
Our Emergency Identification segment’s proprietary products provide emergency location, tracking and message monitoring of vessels, aircraft and people in remote locations. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for mobile data and radio communications applications, including our SARBETM and McMurdo™ brands, which serve commercial and military markets; and

•	alarm sounders for industrial use and other electronic components.
GPS Enabled Search and Rescue Equipment and Intelligent Communications Products
Our personal locator beacons (“PLBs”) are sold under the SARBE™ and McMurdo™ brand names. SARBE products are primarily used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. SARBE equipment is also used by land and naval forces. Signature is based in the United Kingdom and has been developing and manufacturing PLBs for five decades. Reports of Second World War airmen and sailors at sea awaiting rescue with little more than the faint hope that a passing ship would find them was the catalyst that inspired Signature to develop a new way of saving lives by making the search part of search and rescue more effective. Today, we believe that we are a world-leading supplier of PLBs and our SARBE trademark is a common term for these devices, which are now found on ships, aircraft and submarines in the armed forces of over 40 countries. United Kingdom airmen were among the first to carry these lifesaving devices. Today every Royal Air Force, Royal Navy and Army airman carries a SARBE. PLBs are also packed in the survival packs of life rafts on military ships. Our latest generation SARBE™ for military personnel is the software programmable SARBE G2R, which provides true global reach and recovery. This flexible radio features peacetime and combat modes. As with previous PLBs, G2R can be configured to operate with any fast jet ejection seat and incorporates a specially designed system that automatically activates the beacon and deploys the antenna to the optimum position. This ensures that even if aircrew are unconscious or injured, the SARBE transmission will be initiated immediately as no human intervention is required, reducing the time it takes to initiate a search. Our SARBETM G2R has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons. Beginning February 1, 2009, COSPAS-SARSAT will no longer monitor beacons using 121.5 MHz and 243 MHz satellite frequencies. The beacons will need to be replaced by the new generation of 406 MHz beacons, such as our SARBE G2R. We anticipate that this new requirement will have a favorable impact on our revenue in 2009 and beyond.
On December 14, 2006, Signature entered into an agreement to acquire certain assets and customer contracts of McMurdo Ltd (“McMurdo”), a manufacturer of emergency location beacons, from Chemring Group PLC. McMurdo has a worldwide distribution network of approximately 60 outlets. This acquisition more than doubles the revenue base of our survival radio business and significantly broadens our product offerings in both the maritime and military sectors. The McMurdo acquisition was completed in April 2007. McMurdo products utilize the same technology as that contained in SARBE products, but is targeted at the commercial and recreational maritime markets. Synergies exist between the SARBE and McMurdo operations in the areas of manufacturing, product development, purchasing and marketing. Established in 1937, McMurdo leads the way in the development and manufacture of emergency location beacons and NAVTEX technology. NAVTEX is a system for the broadcast and automatic reception of maritime safety and weather information. NAVTEX provides shipping and navigational and meteorological warnings and urgent information through either on screen display or automatic printouts from a dedicated receiver. NAVTEX technology is another area where McMurdo has considerable expertise, developing and manufacturing NAVTEX receivers for both Safety of Life at Sea (“SOLAS”) and non-SOLAS vessels. In 1992, McMurdo released the first Global Maritime Distress System (“GMDSS”) approved Search and Rescue Transponder (“SART”) essential equipment mounted on life boats and life rafts. McMurdo’s first PLB for use on land, sea or air was launched in 2000. Also in that year, GPS technology was introduced to both the Emergency Position Indicating Radio Beacon, or EPIRB, and the PLB. In February, 2009, we announced the launch of the FAST FINDTM Satellite PLB range of products that offers the most compact, waterproof and versatile 406 MHz emergency location beacon available on the market today.
We are also a distributor of two-way communications equipment in the United Kingdom. Our products range from conventional radio systems for the majority of radio users, for example, safety and security, construction, manufacturing, to trunked radio systems for large scale users, such as local authorities and public utilities. We also offer marine radios, air band radios and satellite communication equipment for use on a global basis.
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
Growth Strategy
We believe that our SARBE and McMurdo PLBs offer the greatest source of growth for our Emergency Identification segment. COSPAS-SARSAT forecasts that the global population of the new generation of digital beacons will grow from 400,000 today, to 900,000 by 2012, providing us with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacons as air forces upgrade their PLBs to new digital standards. Air forces in the United Kingdom and the U.S. will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. SARBE has developed a specific new product, the AAPLB, for the USAF and UK MoD. In September 2008, the UK MoD selected our AAPLB for tri-service use. USAF is continuing to evaluate our AAPLB and we expect to have the equipment cleared for service in 2009.
We believe that another significant growth opportunity will come in the next few years when the Galileo GNNS network of satellites is fully launched and becomes operational. This European GNNS system began satellite launches in 2007 but has suffered government funding delays. It is expected that this GNSS system will add the facility for a confirmation message to be relayed back to the active beacon, so those awaiting rescue will know immediately that their signal has been received and that help is on the way; something the present satellite structure cannot do. This will add an additional degree of confidence to anyone owning a PLB.
Additionally, we are a manufacturing partner of Iridium for global communication systems and have rolled out our first Iridium based product, the MOB Guardian. MOB (Man Over Board) Guardian has been developed in conjunction with a world leading rescue authority — the Royal National Lifeboat Institution (“RNLI”) headquartered in the UK. The Irridium partnership is continuing and we expect it to lead to significant new product introductions.
In February, 2009, we introduced a new range of personal locator beacons produced by McMurdo, called FASTFINDTM, which offers the most compact, waterproof and versatile 406 MHz emergency location beacon available on the market today. Complying with rigorous federal and international standards, FAST FIND operates on the global COSPAS SARSAT 406MHz search and rescue satellite communication system, which is supported by international government search and rescue authorities around the world.
Sales and Distribution
We sell our PLBs, GPS and geosynchronous satellite tracking systems directly to our customers worldwide through a direct sales force of approximately six personnel and through supply and distribution agreements, which have varying expiration dates. The remaining terms of such agreements are between one and three years.
We sell our alarm sounders through various distributors located in Europe, Australia, New Zealand, Hong Kong, Japan, South Africa, Singapore and the U.S. We are also a distributor of two-way communication equipment in the United Kingdom. Our agreements with these distributors have varying expiration dates.
Competition
Principal methods of competition in our Emergency Identification segment include geographic coverage, service and product performance. The principal competitors for our PLBs are Boeing North American Inc., General Dynamics Decision Systems, Tadiran, Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. We believe that introducing new leading edge products in the search and rescue beacon market and the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.

Manufacturing; Supply Arrangements
Our Emergency Identification segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. This segment’s principal suppliers are Contract Components Ltd., Motorola Ltd., and Delta Impact Ltd. We generally do not enter into contracts with these suppliers.
Government Regulation
Animal Identification Laws and Regulations
Our passive RFID systems rely on low-power, localized use of the radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission (“FCC”) and Industry Canada (“IC”) regulations, as well as the laws and regulations of other jurisdictions in which we sell our products, governing the design, testing, marketing, operation and sale of RFID devices. Accordingly, all of our products and systems have the FCC equipment authorization, the IC equipment authorization, or other jurisdictions’ authorizations, as appropriate.
U.S. Federal Communications Commission Regulations
Under FCC rules and regulations and Section 302 of the Communications Act, RFID devices, including those we market and sell, must be authorized and comply with all applicable technical standards and labeling requirements prior to being marketed in the U.S. The FCC’s rules prescribe technical, operational and design requirements for devices that operate on the electromagnetic spectrum at very low power levels. The rules ensure that such devices do not cause interference to licensed spectrum services, mislead consumers regarding their operational capabilities or produce emissions that are harmful to human health. Our RFID devices are intentional radiators, as defined in the FCC’s rules. As such, our devices may not cause harmful interference to licensed services and must accept any interference received. Additionally, we must construct all equipment in accordance with good engineering design and manufacturers’ practices. The FCC rules also establish standards for labeling, user manuals, recordkeeping and testing. We believe that we are in substantial compliance with all FCC requirements applicable to our products and systems.
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
Manufacturers of RFID devices must demonstrate compliance with RSP-100 and RSS-210, which establish standards for obtaining certification of services, obtaining unique certification/registration numbers, display and label requirements on the equipment, user manuals, recordkeeping and testing. We believe we are in substantial compliance with all Industry Canada requirements applicable to our products and systems.
Emergency Identification Laws and Regulations
The manufacture and distribution of our emergency identification products are subject to compliance with applicable regulatory requirements in both the country of manufacture and in those countries where these products are sold. We must comply with local, state, federal/national, and international laws and regulations in the countries in which we do business, including environmental, technical, communications, and other laws and regulations governing the manufacture of our products, their technical specifications, their labeling and communications protocols, user manuals, and recordkeeping and testing. We believe that we are in substantial compliance with all FCC requirements applicable to our emergency identification products and systems.
Intellectual Property
In both our Animal Identification and Emergency Identification segments, we rely on a combination of patents, copyrights, trademarks, trade secrets (including know-how), employee intellectual property agreements, and third-party agreements to establish and protect proprietary rights in our products and technologies. It is our practice to seek protections in all jurisdictions where such protections are deemed useful and desirable to our business and competitive interests.
We believe our global patent portfolio will continue to provide a competitive advantage in protecting innovation, although our competitors in each business are actively seeking patent protection as well.
In the Animal Identification segment, some of our more important patents and intellectual property rights include those relating to the design and manufacture of RFID tags and readers, including their communications protocols, reader scanning algorithms, reader self testing methods, manufacturing methods for unitary antenna cores, improved antenna designs, injection molding techniques, and temperature sensing and communication capabilities. No one patent is considered material to this business segment.
In the Emergency Identification segment, some of our more important patents and intellectual property rights include those relating to the design and manufacture of locator beacons, sensing and alarm devices, and their communications protocols. No one patent is considered material to this business segment.
Our trademarks include the following: Digital Angel, Destron Fearing, Bio-Thermo, SARBE and McMurdo.

Seasonality
No significant portion of our business is considered to be seasonal; however, our Animal Identification and Emergency Identification segments’ revenue, while not considered to be seasonal, may vary significantly based on government procurement cycles and technological development, and our Animal Identification segment’s revenues and operating income can be affected by the timing of animal reproduction cycles.
Employees
At March 16, 2009, we and our subsidiaries employed approximately 364 employees. Our Animal Identification segment’s production workforce is party to a collective bargaining agreement which expires April 30, 2009.
Backlog
At March 16, 2009, we and our subsidiaries had a backlog of approximately $17.2 million compared to a backlog of $13.9 million at February 29, 2008. We expect the entire backlog at March 16, 2009 to be filled in 2009.
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
Currently, we operate in three geographic areas: the U.S. and Europe (both of which comprise the majority of our operations) and South America. The majority of our revenues and expenses in each geographic area were generated in the same currencies during the three-years ended December 31, 2008, and accordingly, we did not incur any significant foreign currency gains or losses during those years.
Revenues from continuing operations are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United		South
	States	Europe	America	Total
2008
Net revenue	$29,275	$47,839	$1,058	$78,172
Property and equipment, net	5,764	2,829	241	8,834

2007
Net revenue	$37,059	$39,591	$1,144	$77,794
Property and equipment, net	6,792	4,818	404	12,014

2006
Net revenue	$32,566	$20,791	$696	$54,053
Property and equipment, net	5,877	4,242	220	10,339
For a discussion of risks associated with our foreign operations, please see Item 1A. Risk Factors.
Each of our segment’s operating income (loss) is presented below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and each of their assets is presented in Note 21 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
We have a history of operating losses and negative cash flows and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.
Historically, we have incurred losses and, in 2007 and prior years, we did not generate positive cash flows from operations. We incurred a consolidated loss from continuing operations of $58.4 million, $26.8 million and $14.0 million in the years ended December 31, 2008, 2007 and 2006, respectively, and our consolidated operating activities provided (used) cash of $1.4 million and $(18.5) million during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $558.8 million. We have funded our operating cash requirements, as well as our capital needs, with the proceeds from investing and/or financing activities. There is no assurance that our operating activities will be able to fund our cash requirements in the future if our investing and/or financing activities cannot.

Historical losses and negative cash flows from operations raise concerns about our ability to continue operations at the current level.
Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control, including the future demand for our RFID, GPS and satellite-based systems. If demand for such systems does not reach anticipated levels, or if we fail to manage our cost structure, we may not achieve profitability. We believe that we will be able to generate sufficient funds from operations and through financing activities to operate our business over the twelve months ending December 31, 2009. Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Failure to generate positive cash flow from operations and to obtain additional cash to fund our operations through financing activities and, possibly, through the sale of non-core assets and businesses will have a material adverse effect on our business, financial condition and results of operations. Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, the protection of our intellectual property rights, our ability to successfully develop and bring to market our new products and technologies and our ability to obtain additional financing through the sale of assets and businesses that we own, and/or the issuance of debt and/or equity. No assurance can be given that we will be successful in achieving profitability and generating sufficient cash from operating and financing activities or from the sale of assets and non-core businesses. If we are unable to generate sufficient cash flow from operations, financing efforts and the sale of assets and non-core businesses, we may be unable to continue operations at the current level. Our ability to continue to operate at the current level is more fully discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Currently, there has been a general weakening of the U.S. economy. To the extent these economic developments continue to worsen, and to the extent legislation or regulatory action adversely affects the U.S. economy, there could be an adverse impact on our access to capital and to our results of operations.
Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.
From January 1, 2005 to March 16, 2009, the price per share of our common stock has ranged from a high of $57.20 to a low of $0.39. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock and in broad capital markets could affect our access to capital, and may, if continuing, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.
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
On December 6, 2007, we received a letter from the Nasdaq indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because, for 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4), or the Rule. In accordance with the Nasdaq Marketplace Rules, we are required to regain compliance by September 3, 2009 (extended by virtue of Nasdaq rules and tolling of compliance period for all Nasdaq traded companies).

If, at any time before September 3, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us with written notification that we are in compliance with the Rule. Since October 23, 2007, our common stock has traded below $1.00.
If we do not regain compliance, Nasdaq will provide us with written notification that our common stock will be delisted. In such case, we will have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel. If our common stock is delisted from the Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market, (“OTC”) Bulletin Board market, an electronic bulletin board established for unlisted securities. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.
We have substantial debt and debt service.
As of December 31, 2008, our indebtedness totaled approximately $15.5 million, and we had advances on our factoring lines of approximately $1.5 million. As a result, we incur significant interest expense. In addition, we are obligated to make monthly principal payments on certain of our notes. Approximately $6.2 million of term debt matures in February 2010, plus a deferred financing fee obligation of $0.8 million, approximately $2.6 million of our outstanding revolver debt at December 31, 2008 matures in August 2010 and approximately $2.0 million of mortgage debt matures on November 1, 2010. In addition, we are in negotiation with one of our lenders, Danske Bank, to begin to make principal payments on our outstanding credit line with them during the second half of 2009.
Our debt agreements contain certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. Additionally, we granted Laurus Master Fund Limited (“Laurus”) a first priority security interest and granted Kallina Corporation (“Kallina”, an affiliate of Laurus) a security interest in substantially all of our assets, and we pledged all of the issued and outstanding capital stock we own in certain of our wholly-owned subsidiaries. The terms of our indebtedness are more fully described in Note 9 to our consolidated financial statements.
The degree to which we are leveraged could have important consequences, including the following:
•	our ability to obtain additional financing in the future for operations, capital expenditures, potential acquisitions, and other purposes may be limited, or financing may not be available on terms favorable to us or at all;

•	a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	our ability to continue operations at the current level could be negatively affected if we cannot refinance our obligations before their due date.
A default under any of our debt agreements could result in acceleration of debt payments and it could permit the lender to foreclose on our assets and the stock we have pledged in our subsidiaries. Our ability to continue operations at the current level is more fully discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have effected or entered into (and will likely continue to effect or enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, as a result, the value of our common stock may be further diluted.
We currently have two legal settlement obligations that we intend to settle in shares of our common stock during 2009. These share issuances have in the past been and will be in the future be dilutive to the value of our common stock and may result in a decrease in the market price of our common stock.
We rely heavily on revenues derived from sales to various governmental agencies, and the loss of, or a significant reduction in, orders from government agencies could result in significant losses and deficits in cash flows from operations.
Our principal customers for electronic identification devices for fish are Pacific States Marine, a government contractor that relies on funding from the U.S. government, and the U.S. Army Corps of Engineers. Our Emergency Identification segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the United Kingdom, primarily relating to military applications. Because we rely on revenues and cash flows generated from contracts, directly or indirectly, with governmental agencies, the loss of any such contract would result in a decrease in revenues and cash flows, and such a decrease may be significant and thereby have a material adverse effect on our financial condition and results of operations.
Our Animal Identification segment relies heavily on revenue from a principal distributor and two customers and the loss of the principal distributor and customers could negatively affect our revenue, cash flows and results of operations.
Our pet identification and location system is marketed in the U.S. by Schering-Plough. For the years ended December 31, 2008, 2007 and 2006, Schering-Plough accounted for approximately 19%, 34% and 15%, respectively, of our Animal Identification segment’s revenues. It may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party. The loss of Schering-Plough as our exclusive distributor may negatively affect future sales. Our contract with Schering-Plough was due to expire on February 13, 2009 but has been extended to June 30, 3009. There is no assurance that Schering-Plough and Destron Fearing will extend the contract beyond June 30, 2009. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.

We depend on a small team of senior management and key employees, and we may have difficulty attracting and retaining additional personnel.
Our future success will depend in large part upon the continued services and performance of senior management and other key personnel. If we lose the services of any member of our senior management team, our overall operations could be materially and adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for qualified individuals to fill these positions is intense. We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.
The loss of any senior executive could materially adversely affect our financial results. Our senior executives, in many cases, have strong relationships with our customers and suppliers. Therefore, the loss of the services of such senior executives or any general instability in the composition of our senior management could have a negative impact on our relationship with these customers and suppliers.
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
If others assert that our products infringe their intellectual property rights, we may be drawn into costly disputes and risk paying substantial damages or losing the right to sell our products.
We face the risk of adverse claims and litigation alleging our infringement of the intellectual property rights of others. If infringement claims are brought against us or our suppliers, these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation. If we or our suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:
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
Ultimately, we could be prevented from selling a product or otherwise be forced to cease some aspect of our business operations as a result of any intellectual property litigation. Even if we or our suppliers are successful in defending an infringement claim, the expense, time delay, and burden on management of litigation and negative publicity could have a material adverse effect on our business.

We obtain the implantable microchip used in our Animal Identification segment’s products from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase the per-unit cost of production of the microchip.
At present, we source the microchip from Raytheon Microelectronics España S.A. (“RME”), the actual manufacturer, under a supply agreement between us and RME for use in our Animal Identification segment’s products. The term of that agreement expires on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. We and RME each own certain of the automated equipment and tooling used in the manufacture of the microchip. Accordingly, it would be difficult for us to arrange for a third party other than RME to manufacture the implantable microchip to satisfy our requirements. Even if we were able to arrange to have the implantable microchip manufactured in another facility, we believe that making such arrangements and commencement of production could take at least three to six months. A supply disruption of this length could cause customers to cancel orders, negatively affect future sales and damage our business reputation. In addition, the per-unit cost of production at another facility could be more than the price per unit that we currently pay.
The expiration or invalidation of patents covering products and technologies in our Animal Identification segment could expose us to potential competition that may have a material adverse effect on our sales and results of operations.
We rely on various patents covering microchip and reader products used in our Animal Identification segment. Without patent protection, our competitors may be able to independently develop similar technology or duplicate our systems, which could have a material adverse effect on our sales and results of operations.
Our inability to safeguard our intellectual property may adversely affect our business by causing us to lose a competitive advantage or by forcing us to engage in costly and time-consuming litigation to defend or enforce our rights.
We rely on copyrights, trademarks, trade secret protections, know-how and contractual safeguards to protect our non-patented intellectual property, including our software technologies. Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements, the confidential information will not be disclosed, others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information, or that we can meaningfully protect our confidential information. Costly and time-consuming litigation could be necessary for enforcement and failure to maintain the confidentiality of our confidential information could adversely affect our business by causing us to lose a competitive advantage maintained through such confidential information.
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
We compete with other companies in the visual and electronic identification and locator markets, and the products sold by our competitors could become more popular than our products or render our products obsolete.
The markets for visual and electronic identification and beacon products are highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc., and that our principal competitors in the beacon market are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc.
In addition, other companies could enter this line of business in the future. Many of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with these competitors, and those competitors may develop or market technologies and products that are more widely accepted than our products or that would render our products obsolete or noncompetitive.
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
There can be no assurance that the measures we have taken to protect our intellectual property will prevent the misappropriation or circumvention of our intellectual property. In addition, there can be no assurance that any patent application, when filed, will result in an issued patent, or that our existing patents, or any patents that may be issued in the future, will provide us with significant protection against competitors. Moreover, there can be no assurance that any patents issued to or licensed by us will not be infringed upon or circumvented by others. Litigation to establish the validity of patents and to assert infringement claims against others can be expensive and time-consuming, even if the outcome, which is often uncertain, is in our favor. Infringement of our intellectual property or the development of substantially equivalent technology by competitors could have a material adverse effect on our business.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the U.S.
The laws of some foreign countries do not protect intellectual property to as great an extent as do the laws of the U.S. Policing unauthorized use of the intellectual property utilized in our systems and system components is difficult, and there is a risk that our means of protecting our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems, which would likely reduce our sales in these countries. Furthermore, some of our patent rights may be limited in enforceability to the U.S. or certain other select countries, which may limit our intellectual property protection abroad.
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
We are also subject to federal, state and local regulation in the U.S., including regulation by the FDA, the FCC and the USDA, and similar regulatory bodies in other countries. We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets. We are required to obtain regulatory approval before marketing most of our products. The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development. Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our businesses.
Our foreign operations pose additional risks.
We operate our businesses and market our products internationally. During the years ended December 31, 2008 and 2007, approximately 64% and 55% of our sales were to private and public businesses in foreign countries. Our foreign operations are subject to the risks described herein, as well as risks related to compliance with foreign laws and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, currency exchange rate fluctuations, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could have an adverse effect on our financial results.
Our results of operations may be adversely affected if we write-off additional goodwill and other intangible assets.
During the third quarter of 2008, we recorded an impairment charge of $26.2 million for goodwill associated with our Animal Identification segment and an impairment of our investment in VeriChip. In the fourth quarter of 2008, we recorded an impairment charge of $4.1 million for goodwill associated with our Animal Identification segment. During the fourth quarter of 2007, we recorded an impairment charge of approximately $4.6 million for goodwill associated with our DSD Holding business. In addition, during 2007 and 2006, we recorded an impairment charge of approximately $9.5 million and $6.6 million, respectively, for goodwill and other intangible assets associated with our discontinued companies, Computer Equity and OuterLink, which are included in our results from discontinued operations. As of December 31, 2008, we had approximately $14.5 million in goodwill. We assess the fair value of our goodwill and other intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If we determine that significant additional impairment has occurred, we will be required to write off the impaired portion of goodwill and our other intangible assets. Additional impairment charges could have a material adverse effect on our operating results and financial condition.
We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at anticipated prices.
On December 31, 2008, the book value of our inventory was $8.9 million. Our inventory could decline in value as a result of technological obsolescence or a change in the product. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.
Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.
During the years ended December 31, 2008 and 2007, we generated approximately 62% and 52%, respectively, of our sales and incurred a portion of our expenses in currencies other than U.S. dollars. In prior years, we have not incurred material amounts of foreign currency gains or losses.
However during 2008, we saw significant fluctuations in foreign currency exchange rates which resulted in approximately $2.3 million of other comprehensive loss. To the extent that going forward we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

We have issued and outstanding a significant number of derivative securities representing potential common shares (e.g., options and warrants) and the conversion or exercise of such securities may adversely affect the market price of our common stock.
As of March 16, 2009, there were outstanding warrants and options to acquire up approximately 3.1 million additional shares of our common stock. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
In 2008, our corporate headquarters were moved from Delray Beach, Florida to South Saint Paul, Minnesota. At December 31, 2008, we were obligated under leases for approximately 123,186 square feet of facilities, of which 36,451 square feet was for office facilities and 86,735 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we own 31,892 square feet of office space and 47,800 square feet of factory and warehouse facilities at the locations below. Our owned property is subject to a mortgage as discussed in Note 9 to our consolidated financial statements.
The following table sets forth our owned and leased properties by business segments (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Animal Identification	31,892	5,913	47,800	8,005	79,692	13,918
Emergency Identification	—	30,538	—	78,730	—	109,268
Corporate (1)	—	—	—	—	—	—

Total	31,892	36,451	47,800	86,735	79,692	123,186

(1)	In 2008, our headquarters moved to South Saint Paul, Minnesota and we subsequently subleased our previous Corporate office facility.
The following table sets forth the principal locations of our properties (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Europe	—	4,416	—	8,005	—	12,421
Minnesota	31,892	—	47,800	—	79,692	—
South America	—	1,497	—	—	—	1,497
Texas	—	4,966	—	—	—	4,966
United Kingdom	—	25,572	—	78,730	—	104,302

Total	31,892	36,451	47,800	86,735	79,692	123,186

ITEM 3. LEGAL PROCEEDINGS
We are involved in legal proceedings from time to time. We have accrued our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 20 to our consolidated financial statements, which are incorporated herein by reference, for a description of certain legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of our stockholders was held on October 30, 2008 at which all of the proposals submitted to our stockholders were approved. The meeting was held to:
1.	Approve an amendment to our Certificate of Incorporation, as amended, to effect a one-for-eight reverse stock split of our common stock by proportionately decreasing the authorized number of shares of common stock without changing the par value of our common stock. The proposal received 86,355,625 votes for, 17,271,569 votes against and 924,412 votes abstaining.

2.	Approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 23,750,000 to 35,000,000. The proposal received 82,276,009 votes for, 21,548,900 votes against and 726,697 votes abstaining
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Capital Market under the symbol “DIGA.”
The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

	High	Low
2008
First Quarter	$7.36	$4.16
Second Quarter	6.88	4.88
Third Quarter	6.16	2.64
Fourth Quarter	2.88	0.36

2007
First Quarter	$18.00	$11.68
Second Quarter	12.80	9.52
Third Quarter	11.12	6.96
Fourth Quarter	8.40	3.36
On March 16, 2009, the closing sale price of our common stock on the Nasdaq Capital Market was $0.44 per share.
On October 16, 2008, Nasdaq suspended enforcement of the minimum bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 19, 2008, Nasdaq extended its suspension of the requirements until April 20, 2009 and on March 24, 2009, Nasdaq again extended the suspension until July 20, 2009. As a result of Nasdaq’s actions, all Nasdaq listed companies presently in a minimum bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to delisting for these concerns during the suspension. Since we had 46 calendar days remaining in our compliance period as of October 16th to meet the minimum bid price requirement, we expect to have, upon reinstatement of these continued listing requirements, this number of days, or until September 3, 2009, to regain compliance. We can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days. Currently, except for the bid price requirement, we meet the Nasdaq Capital Market listing criteria set forth in Marketplace Rule 4310(c).
Holders
According to the records of our transfer agent, as of March 16, 2009, there were approximately 1,800 holders of record of our common stock.
Dividends
We have never paid cash dividends on our common stock. Currently, so long as an aggregate of twenty-five percent of the principal amount of certain notes that we have issued to our lender, Laurus including its affiliates, is outstanding we are prohibited from paying any form of dividends with respect to our common stock without such Lenders’ prior written approval.

Securities Authorized for Issuance Under Equity Compensation Plans
During 2008, we granted 219,749 shares of common stock for executive compensation and 40,178 shares of common stock to consultants under our DAC Stock Option Plan. We granted 629,494 options during 2008 under our equity compensation plans. As of December 31, 2008, the following shares of our common stock were authorized for issuance under our equity compensation plans:

	Equity Compensation Plan Information
			(c)
	(a)	(b)	Number of securities
	Number of	Weighted-average	remaining available for
	securities to be	exercise price per	future issuance under
	issued upon exercise	share of outstanding	equity compensation plans
	of outstanding options	options, warrants	(excluding securities
Plan Category (1)	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	3,036,309	$19.32	20,732	(2)
Equity compensation plans not approved by security holders (3)	303,870	11.08	—

Total	3,340,179	18.58	20,732

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 12 to our consolidated financial statements.

(2)	Includes 119 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

(3)	We have made grants outside of our equity plans and have outstanding options exercisable for shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.
Recent Sales of Unregistered Securities / Recent Purchases of Securities
None

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.
PERFORMANCE GRAPH
The following performance graph compares the changes from December 31, 2003 through December 31, 2008, in the cumulative total value of $100 hypothetically invested in each of (i) our common stock, (ii) the Russell 2000 Stock Index, (iii) Nasdaq Stock Market® — U.S., and (iv) the AMEX — U.S.
Cumulative Total Return
Based on Investment of $100
December 31, 2003 — December 31, 2008

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2008. The selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2008, and the Balance Sheet Data as of December 31, 2008 and 2007 have been derived from, and are qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Statement of Operations Data for the years ended December 31, 2005 and 2004, and the Balance Sheet Data as of December 31, 2006, 2005 and 2004 are derived from audited financial statements not included in this Annual Report.

	For the Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statement of Operations Data:
Revenue	$78,172	$77,794	$54,053	$53,853	$44,460
Cost of sales	51,850	48,963	31,779	29,663	24,782

Gross profit	26,322	28,831	22,274	24,190	19,678

Selling, general and administrative expense	34,295	44,338	34,487	28,065	24,673
Research and development	3,146	4,702	3,442	3,534	2,712
Restructuring, severance and separation expenses	3,678	—	—	—	—
Goodwill and asset impairments	35,467	4,632	—	—	—

Operating loss	(50,264)	(24,841)	(15,655)	(7,409)	(7,707)

Gain on sale of assets	—	691	—	—	—
Interest and other income (expense), net	2,722	444	1,734	2,056	1,874
Interest (expense) recovery	(10,892)	(6,720)	(3,076)	2,327	(2,728)

Loss from continuing operations before benefit (provision) for taxes, minority interest and gains (losses) attributable to capital transactions of subsidiary	(58,434)	(30,426)	(16,997)	(3,026)	(8,561)

Benefit (provision) for income taxes	165	(160)	198	656	(1)

Loss from continuing operations before minority interest and gains (losses) attributable to capital transactions of subsidiary	(58,269)	(30,586)	(16,799)	(2,370)	(8,562)

Minority interest	(122)	8,011	2,368	(73)	(415)
Net (loss) gain on capital transactions of subsidiary	—	(629)	322	411	11,090
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiary	—	(3,632)	135	598	(20,203)

Loss from continuing operations	(58,391)	(26,836)	(13,974)	(1,434)	(18,090)

Income (loss) from discontinued operations, net of income taxes of $0, $1,043, $260, $209 and $76	258	(5,184)	(13,235)	(8,731)	791

Net loss	(58,133)	(32,020)	(27,209)	(10,165)	(17,299)

Preferred stock dividends and other	—	—	—	(1,573)	—
Accretion of beneficial conversion feature of preferred stock	—	—	—	(474)	—

Net loss attributable to common stockholders	$(58,133)	$(32,020)	$(27,209)	$(12,212)	$(17,299)

(Loss) Earnings Per Share Adjusted For the Reverse Stock Splits
Our shareholders approved a 1-for-10 reverse stock split which was effectuated on April 5, 2004 and our shareholders approved a 1-for-8 reverse stock split which was effectuated on November 10, 2008. The reverse stock splits had the effect of reducing the number of issued and outstanding shares of our common stock, and accordingly, (loss) earnings per share increased as a result of the decrease in the weighted average number of shares outstanding. The table below presents our basic and diluted (loss) earnings per share giving retroactive effect to the reverse stock splits.

	For the Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net (loss) income per common share — basic and diluted:
Continuing operations	$(3.85)	$(3.11)	$(1.66)	$(0.44)	$(2.82)
Discontinued operations	0.02	(0.60)	(1.57)	(1.11)	0.12

Net loss attributable to common shares — basic and diluted	$(3.83)	$(3.71)	$(3.23)	$(1.55)	$(2.70)

Average common shares outstanding (in thousands):
Basic and diluted	15,156	8,640	8,417	7,862	6,411

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,807	$2,222	$6,071	$20,561	$30,053
Restricted cash	—	90	81	310	327
Current assets from discontinued operations	5	23,503	20,847	23,248	12,768
Property and equipment	8,834	12,014	10,339	9,497	7,063
Goodwill and intangibles, net	30,214	57,367	56,410	52,850	47,632
Other assets from discontinued operations	32	35,729	53,464	58,109	25,907
Total assets	64,206	167,636	172,225	185,958	140,188

Current liabilities of discontinued operations	10	13,866	30,434	28,276	18,768
Long-term debt	6,942	17,217	14,192	15,657	2,288
Total debt	15,524	31,448	20,585	18,367	2,485
Other liabilities of discontinued operations	—	6,439	7,683	5,666	745
Minority interest	45	208	46,140	48,325	52,644
Minority interest, discontinued operations	—	13,157	2,934	1,437	1,669
Stockholders’ equity	22,660	70,995	43,864	66,546	40,844

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:
•	our growth strategies including, without limitation, our ability to deploy our products and services including Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	our ability to maintain compliance with covenants under our credit facilities, including our ability to make principal and interest payments when due;

•	our ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we can achieve profitability in the future;

•	our ability to fund our operations;

•	borrowings under DSD Holding’s existing bank and credit facilities as well as Signature’s invoice discounting facility are payable on demand and/or the facilities could be terminated at any time without notice;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our reliance on a single source of supply for our implantable microchip;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	our ability to comply with the obligations in our various registration rights agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls;

•	our ability to continue operations at their current level; and

•	our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 13 of this Annual Report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.
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
Overview
We currently engage in the following principal business activities:
•	developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications such as temperature reading for companion pet and livestock applications; and

•	developing and marketing global position systems (“GPS”) enabled products used for location tracking and message monitoring of pilots, aircraft and maritime vehicles in remote locations.
As of December 31, 2008, our discontinued operations consisted of the operations of four wholly-owned subsidiaries, Computer Equity Corporation (“Computer Equity”), Perimeter Acquisition Corp. (“Perimeter”), Florida Decision Corporation (“FDC,” formerly Pacific Decision Sciences Corporation) and ThermoLife Energy Corp. (“ThermoLife”) and two equity investments, InfoTech USA, Inc. n/k/a IFTH Acquisition Corp. (“InfoTech”) (OTC: IFAO) and VeriChip Corporation (“VeriChip”) (NASDAQ: CHIP). As of December 31, 2007 and 2006, we owned a majority interest in VeriChip and InfoTech. However, during the first quarter of 2008, our ownership percentages of InfoTech and VeriChip fell below 50%. Therefore, during the three-months ended March 31, 2008, we began accounting for VeriChip and InfoTech under the equity method of accounting. All of our discontinued operations, excluding ThermoLife, have been sold as of December 31, 2008.
Recent Events and other Significant Factors Affecting Our Results of Operations and Financial Condition
During the quarter ended December 31, 2008 and through the date of this Annual Report, the following recent and other events that have affected or could continue to have a significant affect on our results of operations and financial condition.
•	On October 30, 2008, our stockholders approved a one-for-eight reverse stock split of our common stock by proportionately decreasing the authorized number of shares of common stock without changing the par value of our common stock. Our shareholders also approved an increase in the number of shares of our authorized capital stock after taking into account the reverse stock split, from 28,750,000 shares, of which 23,750,000 shares were common stock, to 40 million shares, of which 35 million shares are common stock. The reverse stock split was effective on November 10, 2008.

•	On November 12, 2008, we sold all of the shares we owned in VeriChip to R&R Consulting Partners, LLC, a company controlled by Scott Silverman, and Scott Silverman, a past executive officer and director of the Company and VeriChip Corporation and the current Chairman of the Board of VeriChip. As a result, our equity investment in VeriChip in 2008 and VeriChip’s financial information for all other periods presented are included in discontinued operations;

•	On November 12, 2008, Destron Fearing entered into an Asset Purchase Agreement with VeriChip whereby VeriChip acquired certain assets used or useful in the operation of the business of human-implantable passive radio-frequency products (“Human RFID Business”) in exchange for approximately $0.5 million in cash and on November 14, 2008, we entered into a purchase order with VeriChip whereby VeriChip acquired certain inventory related to the Human RFID Business for approximately $0.2 million in cash;

•	On November 26, 2008, we amended the Secured Term Note dated as of August 31, 2007 in the original principal amount of $7,000,000 from us originally in the favor of Kallina Corporation (“Kallina”) (“2007 Note”) and the Secured Term Note dated as of August 24, 2006 in the original principal amount of $13,500,000 from us originally in the favor of Laurus Master Fund, Ltd. (“Laurus”) (“2006 Note”). The amendment reduced our monthly principal payments due under the 2006 Note and 2007 Note to approximately $0.1 million per month in the aggregate during the period commencing on December 1, 2008 through April 1, 2009 and approximately $0.2 million per month in the aggregate during the period commencing on May 1, 2009 through January 1, 2010. In exchange for the amendment, we agreed to pay the lenders an aggregate fee of $0.8 million upon the earlier of the full repayment or maturity date of the notes. The notes mature on February 1, 2010.
Impact of Recently Issued Accounting Standards
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our consolidated financial statements.
Business Segment Overview
We operate in the following business segments: Animal Identification and Emergency Identification. Certain items in the segment information for the 2006 periods have been reclassified to conform to the current period presentation.
Destron Fearing’s operations comprise our Animal Identification and Emergency Identification segments. Our Animal Identification segment’s revenue decreased to $38.5 million for the year ended December 31, 2008 compared to $43.8 million for the year ended December 31, 2007. The decrease in the Animal Identification segment’s revenue was primarily due to the decrease in companion animal sales as a result of 1.9 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips.
Several proposals related to the establishment of a national electronic identification program for livestock are being considered by the government. We are hopeful that a national electronic identification program will be implemented in the U.S. We cannot estimate the impact a national identification program would have on our Animal Identification segment’s revenue. However, if implemented, we would expect the impact to be favorable. Our Animal Identification segment experienced operating losses for the years ended December 31, 2008, 2007 and 2006. We expect that our Animal Identification segment will achieve profitability in 2009. See page 30 for a discussion of our outlook and trends for our Animal Identification segment.
Our Emergency Identification segment’s revenue increased to $39.7 million for the year ended December 31, 2008 compared to $30.4 million for the year ended December 31, 2007. The increase in our Emergency Identification segment’s revenue was principally due to an increase of approximately $3.5 million of revenues resulting from a full year of McMurdo ownership with the remaining increase in sales due to an increase in SARBE division sales of 406 MHz beacons and G2R emergency location transmitters and an increase of Clifford and Snell division’s alarm sounder sales. Beginning February 1, 2009, COSPAS-SARSAT will no longer monitor beacons using 121.5 MHz and 243 MHz satellite frequencies. The beacons will need to be replaced by the new generation of 406 MHz beacons, such as our SARBE G2R. The satellite upgrade will not result in any legal obligations or product returns. We anticipate that this new requirement will have a favorable impact on our revenue in 2009 and beyond. See page 32 for a discussion of our outlook and trends for our Emergency Identification segment.
The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past three fiscal years and, as such, reflect certain trends in the composition of such revenues and gross profits:

Sources of Revenue:	2008	2007	2006
Visual and electronic identification tags and implantable microchips for companion pets, horses, livestock, fish and wildlife markets from our Animal Identification segment	49.3%	56.2%	69.8%
GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations from our Emergency Identification segment	50.7	43.8	30.2

Total	100.0%	100.0%	100.0%

Sources of Gross Profit:	2008	2007	2006
Visual and electronic identification tags and implantable microchips for companion pets, horses, livestock, fish and wildlife markets from our Animal Identification segment	31.0%	45.6%	62.7%
GPS enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations from our Emergency Identification segment	69.0	54.4	37.3

Total	100.0%	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past three fiscal years, expressed as a percentage of total revenues from continuing operations:

	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Cost of sales	66.3	62.9	58.8

Gross profit	33.7	37.1	41.2

Selling, general and administrative expenses	43.9	57.0	63.8
Research and development expenses	4.0	6.0	6.4
Restructuring, severance and separation expenses	4.7	—	—
Goodwill and asset impairment charges	45.4	6.0	—

Total operating costs and expenses	98.0	69.0	70.2

Operating loss	(64.3)	(31.9)	(29.0)

Gain on sale of asset	—	0.9	—
Interest and other income (expense), net	3.4	0.5	3.2
Interest expense	(13.9)	(8.6)	(5.6)

Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	(74.8)	(39.1)	(31.4)

Benefit (provision) for income taxes	0.2	(0.2)	0.3

Loss from continuing operations before minority interest, and gain (loss) attributable to capital transactions of subsidiary	(74.6)	(39.3)	(31.1)

Minority interest	(0.1)	10.3	4.4
Net (loss) gain on capital transactions of subsidiary	—	(0.8)	0.6
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiary	—	(4.7)	0.3

Loss from continuing operations	(74.7)	(34.5)	(25.8)

Income (loss) from discontinued operations, net of income taxes	0.3	(6.7)	(24.5)

Net loss attributable to common stockholders	(74.4)%	(41.2)%	(50.3)%

Our consolidated operating activities provided (used) cash of $1.4 million, $(18.5) million and $(7.4) million during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, our cash and cash equivalents totaled $1.8 million, compared to $2.2 million as of December 31, 2007. As of December 31, 2008, our stockholders’ equity was $22.7 million, as compared to $71.0 million as of December 31, 2007, and as of December 31, 2008, we had an accumulated deficit of $558.8 million. Our consolidated operating loss was approximately $50.3 million, $24.8 million and $15.7 million for the years ending December 31, 2008, 2007 and 2006, respectively. The increase in our 2008 operating loss was due, in large part, to approximately $35.5 million of goodwill and asset impairments, $3.7 million of restructuring expenses and $1.4 million of inventory reserves related to our restructuring efforts. The increase in our 2007 operating loss was primarily related to costs associated with the DA Merger and impairment charges.
Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, the protection of our intellectual property rights and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations in future periods. The major components of our plan are as follows:
•	To streamline our segments’ operations and improve our supply chain management;

•	To streamline and consolidate our corporate structure, which was exemplified by the DA Merger, which eliminated redundant overhead costs;

•	To divest of non-core assets and businesses;

•	To attempt to produce additional cash flow and revenue from our technology products;

•	To transition some of our in-house manufacturing to lower-cost countries;

•	To instill a pay for performance culture; and

•	To continue to grow through strategic acquisitions or partnerships.
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
Goodwill and Other Intangible Assets
As of December 31, 2008, our consolidated goodwill was $8.4 million and our intangible assets with indefinite lives were valued at $4.7 million. During 2008, management evaluated our intangible assets with indefinite lives and determined that effective January 1, 2009, they will be amortized over a 20 year life. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding our business units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our operating units. As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates, in performing our impairment assessments. In addition, we recorded an impairment charge in the third quarter of 2008 of approximately $1.2 million for our investment in VeriChip based on management’s assessment of fair value per negotiations with potential buyers during 2008. In the fourth quarter of 2008, we recorded approximately $4.4 million of impairment charges relating to our Animal Identification segment of which $4.1 million was related to goodwill and $0.3 million was related to trademarks and customer relationships. During the fourth quarter of 2007, we recorded $4.6 million of impairment charges related to our DSD Holding business unit. We recorded $9.5 million and $6.6 million, respectively, for the years ended December 31, 2007 and 2006 for impairment charges related to discontinued operations. See Note 16 to our consolidated financial statements for a discussion of discontinued operations. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations.
Capital Transactions of Subsidiaries
Net Gain/Loss on Capital Transactions of Subsidiaries
Gains, where realizable, and losses on issuances of shares of common stock by our consolidated subsidiaries, Destron Fearing (reflected in our consolidated statements of continuing operations) and VeriChip (reflected in discontinued operations), are recorded in accordance with the provisions of SAB 51. These gains and losses resulted from the differences between the carrying amount of the pro-rata share of our investment in these subsidiaries and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by these subsidiaries was appropriate, since we did not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. On December 28, 2007, we acquired the remaining minority ownership interest of Destron Fearing and we do not anticipate Destron Fearing issuing its stock in the future. In addition, on November 12, 2008, we sold all of the shares we owned in VeriChip, as discussed in Note 16 to our consolidated financial statements.
Gain/Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries
The issuances of stock by Destron Fearing and VeriChip have also given rise to losses as a result of the dilution of our ownership interests in these subsidiaries. On December 28, 2007, we acquired the remaining minority ownership interest of Destron Fearing and on November 12, 2008 we sold all of the shares we owned in VeriChip as discussed above.

Principles of Consolidation
We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. Currently, we do not own less than a majority of any of our subsidiaries. However, if in the future we own less than 50% but equal to or more than 20% of the voting interest of any investee, we will account for such investee under the equity method. All intercompany transactions and balances between or among us and our subsidiaries have been eliminated in consolidation.
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
In the years ended December 31, 2008, 2007 and 2006, we incurred stock-based compensation expense of approximately $0.5 million, $6.7 million and $0.4 million, respectively. This stock-based compensation expense is reflected in our consolidated statement of operations in selling, general and administrative expense.
On December 28, 2007, as a result of the DA Merger, all of Destron Fearing’s unvested stock options vested. As a result, Destron Fearing recorded approximately $3.5 million in compensation expense associated with these options. This compensation expense is included in our consolidated statement of operations as merger expense for the year ended December 31, 2007.
Inventory Obsolescence
Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost determined by the first-in, first-out method or market, net of any reserve for obsolete or slow-moving inventory. As of December 31, 2008 and 2007, inventory reserves were $1.5 million and $1.2 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse affect on our financial condition and results of operations.
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2008, we had $0.1 million of net current deferred tax assets associated with our United Kingdom operations. As of December 31, 2008 and 2007, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forward. The valuation allowance is based on our historical operating performance and estimates of taxable income in the U.S. and the period over which our deferred tax assets will be recoverable. As of December 31, 2008, we have not provided a valuation allowance against certain of our United Kingdom deferred tax assets as we have deemed it more likely than not that these assets will be realized.
If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future, we may reduce some or all of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2008, we had an aggregate valuation allowance against our net deferred tax assets of approximately $113.6 million.

Results of Operations from Continuing Operations
We evaluate the performance of our two operating segments based on stand-alone segment operating income, as presented below. (Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiaries from each of our segments during 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Animal Identification	$(43,949)	$(18,124)	$(4,048)
Emergency Identification	(44)	86	(1,230)
“Corporate/Eliminations” (1)	(14,441)	(12,388)	(11,719)

Total	$(58,434)	$(30,426)	$(16,997)

(1)	The “Corporate/Eliminations” category includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative expense (reductions) and other income (expenses) associated with companies sold or closed in 2001 and 2002, and interest expense and other expenses associated with corporate activities and functions.
Revenue from each of our segments during 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Animal Identification	$38,501	$43,825	$38,058
Emergency Identification	39,671	34,045	16,351
“Corporate/Eliminations”	—	(76)	(356)

Total	$78,172	$77,794	$54,053

Animal Identification Segment
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

		% of			% of	Change
	2008	Revenue		2007	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue — external customers	$38,501	100.0%		$43,749	99.8%	$(5,248)	(12.0)%
Revenue — intercompany	—	—		76	0.2	(76)	(100.0)

Total revenue	38,501	100.0		43,825	100.0	(5,324)	(12.1)

Gross profit — external customers	8,355	21.7		13,133	30.0	(4,778)	(36.4)
Gross profit — intercompany	—	—		42	0.1	(42)	(100.0)

Total gross profit	8,355	21.7		13,175	30.1	(5,088)	(38.6)

Selling, general and administrative expenses	11,550	30.0		23,275	53.1	(11,725)	(50.4)
Research and development expenses	1,993	5.2		2,560	5.9	(567)	(22.1)
Restructuring, severance and separation expenses	2,357	6.1		—	—	2,357	NM (1)
Goodwill and asset impairment charges	34,171	87.2		3,086	7.0	30,489	NM

Operating loss	$(41,716)	NM	%	$(15,746)	(35.9)%	$(25,970)	NM

(1)	NM = Not meaningful
Revenue — Animal Identification segment revenue decreased approximately $5.3 million, or 12.0%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to a decrease in companion animal sales as a result of 1.9 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips, a related decrease in reader sales to Schering Plough, and decreased visual livestock sales in the U.S. believed to be partially due to the impact of high feed prices and fuel costs for farmers. Slightly offsetting the decrease was an increase in sales of fish chips due to higher demand from the government and the inclusion of approximately $1.4 million of revenues from Geissler Technology Corporation (“GTC”) which was acquired in January 2008.
Gross Profit and Gross Profit Margin — Animal Identification segment gross profit decreased approximately $4.8 million, or 36.4%, in the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease primarily relates to the corresponding decrease in sales levels. The gross margin was 21.7% in the year ended December 31, 2008 compared to 30.1% in the year ended December 31, 2007. We primarily attribute the decrease in gross profit margin to an increase in the inventory provision of approximately $1.5 million related to slow moving and obsolete inventory identified primarily as a result of our restructuring activities, a decrease in the average selling price of companion animal product in the U.S. and an increase of lower margin electronic tag sales.

Selling, General and Administrative Expenses — Animal Identification segment selling, general and administrative expenses decreased approximately $11.7 million, or 50.4% in the year ended December 31, 2008 compared to the year ended December 31, 2007. This was primarily attributable to the result of decreased expenses as Destron Fearing Corporation is no longer a publicly traded company, a reduction of approximately $1.6 million in legal expenses for a lawsuit that was settled in the third quarter of 2007, a decrease of approximately $4.8 million of expenses relating to the DA merger, decreased stock based compensation expense of approximately $1.0 million and a general decrease in sales and marketing due to budget cuts and headcount reductions. Partially offsetting these reductions is approximately $1.0 million of amortization related to intangible assets resulting from the DA Merger, and $0.6 million associated with GTC which was acquired in January 2008. Selling, general and administrative expenses as a percentage of revenue decreased to 29.6% from 53.1% in the same respective periods primarily due to the decrease in expenses discussed above.
Research and Development Expenses — Animal Identification segment research and development expenses decreased approximately $0.6 million in the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease is primarily due to a rationalization plan implemented in 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring, Severance and Separation Expenses — Animal Identification segment restructuring, severance and separation expenses were approximately $2.4 million in the year ended December 31, 2008. These expenses primarily relate to severance and facilities and production relocation costs at the St. Paul, Denmark and South American locations as we continue our efforts to reduce expenses and streamline operations.
Goodwill and Asset Impairment Charges — Animal Identification segment recorded goodwill and asset impairment charges of $34.2 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. In addition, during our annual impairment review in the fourth quarter of 2008, we recorded goodwill impairment of approximately $4.1 million related to GTC and recorded an impairment of intangible asset at South America of approximately $0.3 million. The remaining increase relates to our restructuring and is due to: (i) fixed asset impairments of $1.8 million ($0.4 million in St. Paul and $1.4 million at Destron Fearing A/S); (ii) goodwill impairment at Destron Fearing A/S of $1.9 million; (iii) intangible asset impairments of $0.8 million at Destron Fearing A/S; and (iv) other asset impairments of $0.2 million. The impairment charges for the year ended December 31, 2007 related to Destron Fearing A/S and was based on our annual testing of goodwill for impairment.
Outlook and Trends
We anticipate our Animal Identification segment’s sales and profits to increase in 2009 due to improving market conditions in the livestock, companion animal and wildlife sectors due to decreases in feed, energy and transportation costs forecasted to benefit livestock producers, a steadily growing market for companion pet products and strong and steady demand from government agencies. An additional factor to our 2009 outlook is the anticipated savings due to the restructuring plan implemented in 2008. We expect our operating expenses to remain relatively constant in 2009.
We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% of		% of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue — external customers	$43,749	99.8%	$37,702	99.0%	$6,047	16.0%
Revenue — intercompany	76	0.2	356	1.0	(280)	(78.6)

Total revenue	43,825	100.0	38,058	100.0	5,767	15.2

Gross profit — external customers	13,133	30.0	13,967	36.7	(834)	(6.0)
Gross profit — intercompany	42	0.1	216	0.6	(174)	(80.5)

Total gross profit	13,175	30.1	14,183	37.3	(1,008)	(7.1)

Selling, general and administrative expenses	23,275	53.1	15,522	40.8	7,753	50.0
Research and development expenses	2,560	5.9	2,668	7.0	(108)	(4.1)
Goodwill and asset impairment charges	3,086	7.0	—	—	3,086	NM (1)

Operating loss	$(15,746)	(35.9)%	$(4,007)	(10.5)%	$(11,739)	NM

(1)	NM = Not meaningful
Revenue — Animal Identification segment revenue increased approximately $5.8 million, or 15.2%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was principally due to an increase in microchips sales of approximately $6.4 million to Schering-Plough, our exclusive distributor in the U.S. of our companion pet, implantable microchips. Partially offsetting the increase was a decrease of electronic identification and visual product sales to livestock customers of $0.4 million. The decrease in e-tag sales in the U.S. is primarily due to the U.S. Department of Agriculture’s decision to continue the national identification system as voluntary. We also experienced a decrease in intercompany sales to VeriChip of $0.2 million.
Gross Profit and Gross Profit Margin — Animal Identification segment gross profit decreased approximately $1.0 million, or 7.1%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The gross margin was 30.1% in the year ended December 31, 2007 compared to 37.3% in the year ended December 31, 2006. We attribute the decrease in the gross profit and gross profit margin in the year ended December 31, 2007 to a decrease in high margin engineering service revenue, a decrease in the average selling price for companion pet products in the U.S., higher material and freight costs associated with fulfilling demand for companion pet products in the U.S., warranty costs for e-tags shipped to Canada and increased overhead costs related to the startup of molding operations in our St. Paul facility, which began to generate a decrease in the visual product material cost.

Selling, General and Administrative Expenses — Animal Identification segment selling, general and administrative expenses increased approximately $2.9 million, or 18.7%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. This was attributable to an increase of $0.7 million in legal expenses related to the maintenance and protection of our intellectual property, $1.1 million of severance and separation pay for certain U.S. employees including $0.8 million for our former CEO and an increase in sales and marketing expenses of $1.1 million. The increase in sales and marketing expense was due to the addition of new personnel along with marketing efforts related to our Animal Identification brand name. Selling, general and administrative expenses as a percentage of revenue increased to 42.1% from 40.1% in the same respective periods as a result of the increase in expenses.
Research and Development Expenses — Animal Identification segment research and development expenses decreased approximately $0.1 million in the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease was primarily due to the completion of a large scale RFID antenna project in 2006. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Merger Expense — Animal Identification segment merger expenses of $4.8 million for the year ended December 31, 2007 consist primarily of legal, investment banker and board of directors fees incurred in connection with the DA Merger along with $3.5 million of stock based compensation expense due to the acceleration of vesting upon the change in control resulting from the DA Merger.
Goodwill and Asset Impairment Charges — Animal Identification segment recorded impairment charges of $3.1 million for the year ended December 31, 2007 related to the DSD Holding business unit based upon our annual testing of goodwill.
Emergency Identification Segment
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

		% of		% of	Change
	2008	Revenue	2007	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue	$39,671	100.0%	$34,045	100.0%	$5,626	16.5%

Gross profit	17,967	45.3	15,698	46.1	2,269	14.5

Selling, general and administrative expenses	16,104	40.6	13,304	39.1	2,800	21.0
Research and development expenses	1,153	2.9	2,142	6.3	(989)	(46.2)
Restructuring, severance and separation expenses	596	1.5	—	—	596	NM (1)

Operating income	$114	0.2%	$252	0.7%	$(138)	(54.8)

(1)	NM = Not meaningful
Revenue — Emergency Identification segment revenue increased approximately $5.6 million, or 16.5%, in the year ended December 31, 2008 compared to the year ended December 31, 2007. Of this increase, approximately $3.5 million was attributable to McMurdo, which was acquired on April 5, 2007 and thus contributed to the Emergency Identification segment results for only nine months of the 2007 period. Signature sales increased approximately $2.1 million due to an increase in SARBE division sales related partially to a large contract with the Swedish Air Force. Signature’s results were also bolstered in the period by increased sales of the 406 MHz beacons and G2R emergency location transmitter, an increase of Clifford and Snell sales due to the opening of a U.S. sales office in late 2007 and higher sales of new sound alarm products. In addition, we experienced a significant decrease in the exchange rate between the pound and dollar during 2008. The exchange rate differential is believed to have impacted the revenue growth at our Emergency Identification segment. On a functional currency basis, our Emergency Identification segment’s revenue increased from £17.0 million in 2007 to £21.4 million in 2008.
Gross Profit and Gross Profit Margin — Emergency Identification segment gross profit increased approximately $2.3 million, or 14.5%, in the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is primarily attributable to McMurdo, which was acquired on April 5, 2007 and thus contributed for only nine months of the 2007 period. Gross profit margin was 45.3% in the year ended December 31, 2008 as compared to 46.1% during the year ended December 31, 2007. The slight decrease in gross profit margin relates primarily to the sales mix as there was an increase in lower margin sales in the SARBE division in 2008, particularly to the Swedish Air Force, whereas 2007 saw higher gross profit margins to several customers. The decrease is slightly offset by higher gross profit margins at McMurdo due to a favorable product mix during the year ended December 31, 2008.
Selling, General and Administrative Expenses — Emergency Identification segment selling, general and administrative expenses increased approximately $2.8 million, or 21.0%, in the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase in selling, general and administrative expenses primarily relates to McMurdo which had increased expenses of $1.3 million in the year ended December 31, 2008, $0.7 million of which was due to McMurdo’s results not being included during the first quarter of 2007 as we acquired McMurdo effective April 5, 2007. In addition, we incurred increases of approximately $0.4 million of amortization expense relating to the DA Merger and McMurdo acquisition, increased legal and professional fees of approximately $0.7 million and increased personnel costs of approximately $1.1 million. As a percentage of revenue, selling, general and administrative expenses increased to 40.6% in the year ended December 31, 2008 from 39.1% in the year ended December 31, 2007. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increased expenses as discussed above.

Research and Development Expenses — Emergency Identification segment research and development expenses decreased approximately $1.0 million in the year ended December 31, 2008 compared to the year ended December 31, 2007. The expense includes an increase of $0.1 million of additional McMurdo research and development expense and decreased expenses of $1.1 million at Signature. Signature’s decrease is due to the completion of the development for a bid of the new search and rescue beacon in June 2007 under a development contract with the U.S. Air Force.
Restructuring, Severance and Separation Expenses - Emergency Identification segment restructuring, severance and separation expenses were approximately $0.6 million in the year ended December 31, 2008. These expenses primarily relate to severance at our U.K. locations as we make efforts to reduce expenses and streamline operations.
Outlook and Trends
We anticipate our Emergency Identification segment’s sales and profits to increase in 2009 due to strong demand from the 2009 upgrade of the COSPAS-SARSAT satellite network as many customers have pushed orders into 2009 and 2010. In addition, in 2009 we will fulfill the Personal Emergency Location Systems (“PELS”) contract with the U.K. Ministry of Defense. We also expect to see significant savings from outsourcing production and consolidating our Emergency Identification’s facilities which are currently underway.
We believe that the future will bring both military and commercial market opportunities due to increasing demand for recreational PLBs, expansion into the North American market and our belief that PLBs will become a highly desired product during peacetime for many of our current, and potentially new, world wide armed forces customers.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

		% of		% of	Change
	2007	Revenue	2006	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue	$34,045	100.0%	$16,351	100.0%	$17,694	NM	(1)%

Gross profit	15,698	46.1	8,307	50.8	7,391	89.0

Selling, general and administrative expenses	13,304	39.1	8,707	53.2	4,597	52.8
Research and development expenses	2,142	6.3	774	4.7	1,368	NM

Operating income (loss)	$252	0.7%	$(1,174)	(7.2)%	$1,426	NM

(1)	NM = Not meaningful
Revenue — Emergency Identification segment revenue increased approximately $17.7 million, or 108.2%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in revenue was due to an increase in sales of SARBE™ products of $3.0 million, an increase in sales of alarm and control products of $1.4 million, an increase in Radio Hire division sales of $0.9 million and the inclusion of $12.4 million of sales from our McMurdo division, which was acquired on April 5, 2007.
Gross Profit and Gross Profit Margin — Emergency Identification segment gross profit increased approximately $7.4 million, or 89.0%, in the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in gross profit relates to the previously mentioned increase in sales from our existing businesses and the inclusion of approximately $4.3 million of gross profit from McMurdo. The gross profit margin decreased to 46.1% in the year ended December 31, 2007 compared to 50.8% in the year ended December 31, 2006. The decrease primarily relates to the inclusion of McMurdo as we currently earn lower margins at our McMurdo division than we did for our other Emergency Identification segment products. Excluding McMurdo, Signature’s gross profit margin increased slightly due to the increased sales and favorable product mix.
Selling, General and Administrative Expenses — Emergency Identification segment selling, general and administrative expenses increased approximately $4.6 million, or 52.8%, in the year ended December 31, 2007 compared to the year ended December 31, 2006. Excluding the $3.5 million of expenses related to McMurdo, the remaining increase is due primarily to an increase in sales and marketing expenses of $0.9 million and an increase in compensation expense associated with the addition of new personnel and general salary increases. The increase in sales and marketing expenses is due to an increase in exhibition and advertising expenses, increased overseas travel related to SARBE™ sales and increased bonus. As a percentage of revenue, selling, general and administrative expenses decreased to 39.1% in the year ended December 31, 2007 from 53.2% in the year ended December 31, 2006. The decrease in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increase in sales and lower selling, general and administrative expenses as a percentage of revenue at McMurdo.
Research and Development Expenses — Emergency Identification segment research and development expenses increased approximately $1.4 million in the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was driven by the addition of $0.5 million of development costs for the development of a new U.S. Air Force search and rescue beacon bid. The development of the new pilot location beacon was our first contact with a branch of the U.S. Military as previous sales of our location beacons have been to foreign governments. In addition, we incurred approximately $0.9 million in research and development expense related to the acquisition of McMurdo, which was acquired on April 5, 2007.

“Corporate/Eliminations” Segment
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

			Change
	2008	2007	Increase (Decrease)
	(dollar amounts in thousands)
Elimination of intercompany revenue	$—	$(76)	$76	100.0%

Elimination of intercompany product gross profit	—	(42)	42	100.0

Selling, general and administrative expenses	6,641	7,759	(1,118)	(14.4)
Restructuring expenses	725	—	725	NM (1)
Goodwill and asset impairment charges	1,296	1,546	(250)	(16.2)

Operating loss	$(8,662)	$(9,233)	$(571)	(6.2)

(1)	NM = Not meaningful
Selling, General and Administrative Expenses — Corporate/Eliminations segment selling, general and administrative expense decreased approximately $1.1 million in 2008 as compared to 2007. The decrease primarily relates to non-cash compensation expense incurred in 2007 for stock and options issued to a former officer in accordance with a severance agreement and decreased legal and depreciation expenses. The decrease was slightly offset by an increase in salaries, signing bonuses, consulting fees and expenses relating to our reverse stock split effectuated in November 2008.
Restructuring Expenses — Corporate/Eliminations segment restructuring expense consists of approximately $0.4 million related to accrued severance and stay bonuses and related payroll expenses, and approximately $0.3 million related to accrued rent expense for our corporate office in Florida. As a part of the restructuring plan, we closed our offices in Delray Beach, Florida in September 2008 and sublet the remainder of the term.
Goodwill and Asset Impairment Charges — Corporate/Eliminations segment recorded impairment charges of $1.3 million for the year ended December 31, 2008 which was based on the $1.2 million impairment of our investment in VeriChip and the write off of assets in connection with the closing of our corporate offices in Florida. During the year ended December 31, 2007, we recorded approximately $1.5 million related to the DSD Holding business unit based upon our annual testing.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

			Change
	2007	2006	Increase (Decrease)
	(dollar amounts in thousands)
Elimination of intercompany revenue	$(76)	$(356)	$280	(78.6)%

Elimination of intercompany product gross profit	(42)	(216)	174	(80.5)

Selling, general and administrative expenses	7,759	10,258	(2,499)	(24.4)
Goodwill and asset impairment charges	1,546	—	1,546	NM (1)

Operating loss	$(9,233)	$(10,474)	$1,241	(11.8)

(1)	NM = Not meaningful
Selling, General and Administrative Expenses — Corporate/Eliminations segment selling, general and administrative expense decreased approximately $2.5 million in 2007 as compared to 2006. Approximately $3.3 million of the decrease was related to a severance payment in 2006 between us and a former chief executive officer. Partially offsetting this decrease was a severance charge of approximately $1.7 million in 2007 related to the termination of our then chief executive officer on December 31, 2007. Also contributing to the decrease was a decrease in bonus payments to our executive officers of approximately $0.7 million during 2007 as compared to 2006, which was partially offset by an increase in legal expenses related to a lawsuit that we settled during 2007.
Goodwill and Asset Impairment Charges — Corporate/Eliminations segment recorded impairment charges of $1.5 million for the year ended December 31, 2007 related to the DSD Holding business unit based upon our annual testing.

Consolidated
Interest and Other Income, net
Interest and other income, net increased approximately $2.3 million in the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was primarily the result of $2.4 million of income recognized in 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer have a legal obligation to pay and approximately $0.7 million of gain on sale of patents, and $0.2 million of royalty payments. In addition, we realized approximately $0.8 million of interest income from our note receivable with VeriChip in the year ended December 31, 2008. These increases were partially offset by a loss on settlement of VeriChip’s debt of $2.5 million in the year ended December 31, 2008 and by $0.7 million of income recognized in the year ended December 31, 2007 relating to the revaluation of our derivative warrant liability.
Interest and other income, net decreased approximately $1.3 million in the year ended December 31, 2007 compared to the year ended December 31, 2006. The decrease was primarily due to the settlement of a lawsuit during 2007 which incurred a settlement expense of approximately $2.3 million. This decrease was slightly offset by approximately $0.8 million of income attributable to the reversal of certain liabilities of business units that we had closed or sold during 2000 and 2001, income recognized from the revaluing of derivative warrants and a litigation settlement in our favor.
Interest Expense
Interest expense was $10.9 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in interest expense from 2007 is due primarily to additional amortization of approximately $0.6 million of debt issuance costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt in the first quarter of 2008, an additional $1.4 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $9.5 million of debt in the third quarter of 2008, $1.5 million write-off of the remaining debt issuance costs and discount on original debt issued and debt modification expense as a result of the substantial modification of debt during 2008, an additional $1.1 million of interest expense associated with re-pricing of common stock warrants during 2008 and an additional $0.5 million related to the issuance of stock in connection with the $2.0 million note entered into during the fourth quarter of 2008. These increases are slightly offset by a decrease in interest expense at Destron Fearing due to the write-off of $1.5 million of deferred financing and debt discount costs associated with the early payoff of debt in 2007.
Interest expense was $6.7 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense is due primarily to interest payments on higher debt balances, debt discount and deferred debt cost amortization and the write-off of approximately $1.5 million of deferred financing and debt discount costs associated with the early payoff of certain debt by Destron Fearing.
Total cash paid for interest was approximately $2.1 million, $3.3 million and $2.7 million, or 19%, 49%, and 86% of total interest expense, for the years ended December 31, 2008, 2007 and 2006, respectively.
Income Taxes
Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2008, we have provided a valuation allowance to fully reserve our U.S. net operating losses carried forward and our other U.S. existing net deferred tax assets, primarily as a result of our recent losses. Our tax provisions for 2008 and 2006 were primarily related to our foreign operations and our tax provision for 2007 was primarily related to state and foreign taxes.
Net Loss from Continuing Operations
During the years ended December 31, 2008 and 2007, we reported a loss from continuing operations of approximately $58.4 million and $26.8 million, respectively. The increase in the loss for the year ended December 31, 2008 compared to December 31, 2007 relates to (i) goodwill and asset impairment charges taken in the third quarter of 2008; (ii) additional non-cash interest expense; (iii) restructuring expenses; (iv) asset impairment charges and (v) severance expense, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
During the years ended December 31, 2007 and 2006, we reported a loss from continuing operations of approximately $26.8 million and $14.0 million, respectively. The increase in the loss for the year ended December 31, 2007 compared to December 31, 2006 relates to (i) expenses incurred related to the DA Merger; (ii) goodwill impairment charges taken in the fourth quarter of 2007; (iii) additional non-cash interest expense related to the early payoff of certain debt and (iv) severance expense, among other items. Each of these items is more fully discussed above in the context of the appropriate segment.
LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS
As of December 31, 2008, cash and cash equivalents totaled $1.8 million, a decrease of $0.4 million, or 18.2%, from $2.2 million at December 31, 2007.
Net cash provided by (used in) operating activities totaled $1.4 million, $(18.5) million and $(7.4) million in 2008, 2007 and 2006, respectively. In 2008, cash was provided primarily by the net change in operating assets and liabilities. In 2007 and 2006, cash was used primarily to fund operating losses.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts were $10.9 million and $16.1 million at December 31, 2008 and 2007, respectively. The decrease is primarily due to decreased sales at Destron Fearing in the current period as sales in December 2008 were approximately $2.0 million below the same period in 2007, decreased sales during the period at Destron Fearing A/S, as well as unfavorable exchange rates for Signature’s operations. We anticipate our accounts receivable to increase in 2009 as a result of our sales levels.

•	Inventories decreased to $8.9 million at December 31, 2008, compared to $14.2 million at December 31, 2007. The change was due primarily to an inventory write-off of obsolete inventory and inventory identified as part of the restructuring efforts, the implementation of inventory reduction procedures and just-in-time inventory methods as well as the unfavorable exchange rates for Signature’s operations. We expect our inventory levels to increase mid-year as we manufacture products for the PELs contract, but end the year at a level relatively consistent with 2008.

•	Accounts payable decreased $4.2 million, or 30.2%, to $9.7 million at December 31, 2008, from $13.9 million at December 31, 2007. The decrease was primarily a result of an overall decrease in expenditures due to budget cuts and inventory reduction efforts, unfavorable exchange rates for Signature’s operations as well as the general timing of billings and payments of purchases. We anticipate our accounts payable levels to increase mid-year, along with the inventory levels, but then decrease to a level consistent with 2008.

•	Accrued expenses decreased $0.7 million, or 7.2%, to $9.1 million at December 31, 2008, from $9.8 million at December 31, 2007. The decrease was primarily due to decreased accrued purchases at Destron Fearing slightly offset by increased accruals for legal and bonus expenses at our Corporate segment. We expect our accrued expenses to stay relatively constant in 2009.
Investing activities provided (used) cash of $13.3 million, $(9.4) million and $(6.5) million in 2008, 2007 and 2006, respectively. In 2008, cash provided by investing activities was primarily related to proceeds of approximately $9.5 million received on a note receivable from VeriChip and approximately $7.2 million received from VeriChip as a special dividend, offset slightly by payments on a note receivable and purchases of equipment. In 2007, we used approximately $7.3 million to fund asset and business acquisitions. In 2006, we used approximately $2.9 million to acquire property and equipment, and approximately $1.0 million for business acquisitions. These uses were partially offset by $0.8 million that we realized on the sale of property and equipment.
Financing activities (used) provided cash of $(15.0) million, $24.0 million, and $(0.6) million in 2008, 2007 and 2006, respectively. In 2008, we made net payments on our debt of approximately $16.4 million which was offset slightly by approximately $2.3 million in proceeds from warrant exercises. In 2007, our primary sources of cash were through financings and cash provided by discontinued operations. In 2006, our significant sources of cash were $1.0 million from long-term debt and $1.0 million from notes payable. Our significant uses were $2.9 million by our discontinued operations.
Financial Condition
Financing Agreements and Debt Obligations
We are party to certain financing agreements and debt obligations, which total $17.0 million, are discussed in detail in Note 9 to our consolidated financial statements. The following is a discussion of our liquidity, and therefore, focuses on our revolving debt and invoicing credit facilities which represent approximately $7.5 million of our total debt obligation. We do not have any financial covenants under any of our debt agreements. For discussion of our non-financial covenants see Note 9. Our term, mortgage and equipment loans require us to make principal payments. Such payments have been reflected in the Contractual Obligations table presented below.
Destron Fearing’s Revolving Facility
On August 31, 2007, Destron Fearing and certain of its subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina, a wholly-owned subsidiary of Laurus, pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, Destron Fearing may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that Kallina is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by Destron Fearing and its Eligible Subsidiaries. Destron Fearing had $0.5 million available under the Revolving Facility at December 31, 2008. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. The Revolving Facility matures on August 31, 2010. At December 31, 2008, the interest rate for amounts borrowed on the Revolving Facility was 10.0%. Destron Fearing and its Eligible Subsidiaries have pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than stock held in Signature, in support of the obligations under the Revolving Facility.
Signature’s Invoice Discounting Agreement
Destron Fearing’s subsidiary Signature Industries Limited (“Signature”) has an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, RBS prepays 70% of the receivables sold in the United Kingdom and 70% of the receivables sold in the rest of the world. In December 2008, the RBS Invoice Discounting Agreement was amended to decrease the outstanding balance limit from £2.5 million to £1.5 million (approximately $2.2 million at December 31, 2008), subject to restrictions on the use of proceeds. RBS pays Signature the remainder of the receivable upon collection of the receivable. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (2.0% at December 31, 2008). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,200) per month. Discounting charges of $0.2 million, $0.1 million and $0.1 million are included in interest expense for the year ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, Signature had £0.7 million (approximately $1.0 million) of availability under the RBS Invoice Discounting Agreement. RBS may amend the terms and/or terminate this agreement at any time, without prior notice.
Destron Fearing A/S’s Line of Credit
DSD Holding and its wholly-owned subsidiary, Destron Fearing A/S, are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holding and Destron Fearing A/S amended the borrowing availability from DKK 12.0 million (approximately $2.3 million at December 31, 2008) to DKK 18.0 million (approximately $3.4 million at December 31, 2008). In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that they will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2008, the annual interest rate on the Credit Facility was 8.35%. Borrowing availability under the Credit Facility considers guarantees outstanding. At December 31, 2008, there was no borrowing availability. The Credit Facility will remain effective until further notice. DSD Holding can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. We are currently in negotiations with Danske Bank to begin making principle payments in the second half of 2009.
Nordisk Factoring Agreement
In March 2008, Destron Fearing A/S entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.1 million at December 31, 2008) at any given time. As security, Destron Fearing A/S assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. Both parties have the option to terminate the Nordisk Factoring Agreement but must provide a written notice three months prior to termination. During this term of notice, Nordisk is entitled to reduce the agreed financing rate at its discretion. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $6,800) per year. Discounting charges of $31 thousand are included in interest expense for the year ended December 31, 2008. As of December 31, 2008, Destron Fearing A/S had assigned DKK 3.7 million receivables (approximately $0.7 million) to Nordisk and had no availability under the agreement.
Liquidity
As of March 16, 2009, our consolidated cash and cash equivalents totaled approximately $2.4 million. Destron Fearing had a cash balance of approximately $2.3 million and “Corporate/Eliminations” had a cash balance of approximately $36 thousand. In addition, we had an aggregate of $1.0 million available under our credit facilities.
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales of certain business units and through other investing and financing sources to operate our business for the twelve months ending December 31, 2009. We recently entered into a letter of intent with a new lender which will increase our borrowing capacity. However, our goal is to achieve profitability and to generate positive cash flows from operations. In addition, during 2008 we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2009. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay our term notes and certain of our other debt obligations during 2009. As of December 31, 2008, we had a working capital deficiency, which is primarily due to having to classify our revolving line of credit as well as our factoring lines and our credit facility with Danske Bank, which are more fully discussed above and in Note 9 to our consolidated financial statements, as current liabilities on our consolidated balance sheet. In addition, our debt obligation to Danske Bank, which currently does not require us to make principal payments, is due on demand and we are currently in negotiations with Danske Bank to begin making payments on the credit facility during the second half of 2009. We may be unable to continue operations at the current level.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(amounts in thousands)
Notes payable, long-term debt and other long-term obligations	$15,524	$8,582	$6,878	$64	$—
Operating lease obligations	16,664	1,634	2,226	836	11,968

Total	$32,188	$10,216	$9,104	$900	$11,968

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
With our European and South American subsidiaries, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.
Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors. During the second half of 2008, as a result of the move in the US dollar-GBP sterling exchange rate, which caused a roughly 30% decline in the value of the GBP, our largely GBP-denominated Emergency Identification segment’s revenue as reported in our consolidated financial statements in US dollars was lower even though in units, sales increased. Our Emergency Identification segment’s revenue grew from GBP 17 million in 2007 to GBP 21 million in 2008, or approximately 23%. The weakening of the GBP reduced the growth in US dollars by approximately $3 million in 2008.
The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

For the Year Ended
December 31, 2008
(in millions)
Exchange Rate Sensitivity:
Net foreign currency gains recorded in our consolidated statements of operations	$303
Foreign currency translation adjustments included in other comprehensive loss	$2,736
A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency loss of approximately $30 thousand and in our foreign currently translation adjustments of approximately $0.3 million.
As of December 31, 2008, our debt consisted of senior secured notes with a fixed interest rate of 12%, borrowings under Danish credit facilities bearing interest at prime plus 2%, a Danish equipment loan bearing interest rate at 5.99%, borrowings under a Danish accounts receivable factoring line bearing interest between 4.25% and 7.5% , borrowings under a U.K. accounts receivable factoring line bearing interest at 2.0%, a US-based revolving loan bearing interest at prime plus 2%, subject to a floor of 10%, and a mortgage and capitalized leases with fixed or implicit interest rates. Our debt agreements are more fully described in Note 9 to our consolidated financial statements.
Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio (fair value of debt with variable interest rate reflects carrying value):

Carrying Value at
December 31, 2008
(in millions)
Total notes payable, long-term debt and advances from factors, including current portion	$16,998
Notes payable bearing interest at fixed interest rates	$9,473
Weighted-average interest rate during 2008	18.6%
A 1% change in interest rates would increase our interest expense by approximately $60 thousand.
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate. Our independent registered public accounting firm has audited the financial statements included in Item 8 of this report and has issued an attestation report on the Company’s internal control over financial reporting which is included at page F-3.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting
There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies and procedures may deteriorate.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
Eisner LLP, the independent registered public accounting firm who also audited our consolidated financial statements has issued an audit report on our internal control over financial reporting as of December 31, 2008. Eisner’s attestation report on our internal control over financial reporting is included below.
ITEM 9B. OTHER INFORMATION
On March 30, 2009, our Compensation Committee approved bonuses for participants under the 2008 Digital Angel Corporation Annual Incentive Plan (the “Plan”) and established the Plan Annual Targets for the 2009 fiscal year. The Plan was previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2006 and was adopted by the Compensation Committee as our Plan. The targets for 2009 are based on the following metrics: Revenue, EBITDA, Cash Generation, and achievement of individual targets outlined in a Management By Objectives (“MBO”) record for each participant. Under the Plan, the Compensation Committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except our CEO, Joseph Grillo, is not eligible to participate, his incentive compensation determined instead by reference to his contract terms. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the CEO. The maximum award under the Plan varies based upon the participant’s level and performance. Targets bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation Committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants. For 2008, based on evaluation of performance against established Plan or contract (as the case may be) metrics and MBO’s and in the exercise of its discretion, the Compensation Committee approved bonuses for the company’s named executive officers as follows: Joseph Grillo (CEO) $400,000, Parke Hess (COO) $100,000, and Lorraine Breece (CFO) $70,000. In all cases, bonus payments are contingent on future financial results in terms of cash generation, thus no dates or schedules have been established for payment of such approved bonuses.
PART III
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be filed by amendment to this Annual Report on or before April 30, 2009 or incorporated by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC.
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

DIGITAL ANGEL CORPORATION
	By:	/s/ Joseph J. Grillo
Date: March 31, 2009		Joseph J. Grillo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Grillo	President, Chief Executive Officer and Director	March 31, 2009

(Joseph J. Grillo)	(Principal Executive Officer)

/s/ Lorraine M. Breece	Senior Vice President and Chief Financial Officer	March 31, 2009

(Lorraine M. Breece)	(Principal Accounting Officer)

/s/ Daniel E. Penni	Chairman of the Board of Directors	March 31, 2009

(Daniel E. Penni)

/s/ John R. Block	Director	March 31, 2009

(John R. Block)

/s/ Dennis G. Rawan	Director	March 31, 2009

(Dennis G. Rawan)

/s/ Constance K. Weaver	Director	March 31, 2009

(Constance K. Weaver)

/s/ Michael S. Zarriello	Director	March 31, 2009

(Michael S. Zarriello)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Angel Corporation
We have audited the accompanying consolidated balance sheets of Digital Angel Corporation (the “Company”) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedule — Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.
As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digital Angel Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Eisner LLP
New York, New York
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Angel Corporation
We have audited the internal control over financial reporting of Digital Angel Corporation (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008 of the Company, and our report dated March 31, 2009 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, effective January 1, 2007.
Eisner LLP
New York, New York
March 31, 2009

Digital Angel Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,807	$2,222
Restricted cash	—	90
Accounts receivable, net of allowance for doubtful accounts of $503 in 2008 and $280 in 2007	10,945	16,143
Note receivable	450	—
Inventories	8,922	14,193
Deferred taxes	130	180
Other current assets	1,530	2,235
Current assets of discontinued operations	5	23,503

Total current assets	23,789	58,566

Property and equipment, net	8,834	12,014
Goodwill, net	8,386	35,194
Intangibles, net	21,828	22,173
Note receivable	1,015	—
Other assets, net	322	3,960
Other assets of discontinued operations	32	35,729

Total assets	$64,206	$167,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$8,581	$14,231
Accounts payable	9,704	13,907
Advances from factors	1,474	1,992
Accrued expenses	9,133	9,839
Deferred revenue	840	804
Current liabilities of discontinued operations	10	13,866

Total current liabilities	29,742	54,639

Long-term debt and notes payable	6,943	17,217
Deferred taxes	2,593	2,229
Other liabilities	2,223	2,752
Other liabilities of discontinued operations	—	6,439

Total liabilities	41,501	83,276

Minority interest	45	208
Minority interest, discontinued operations	—	13,157

Total minority interest	45	13,365

Commitments and contingencies:

Stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($.01 par value; shares authorized 35,000; shares issued, 16,080 and 13,135; shares outstanding, 15,950 and 13,066)	161	131
Additional paid-in-capital	584,466	573,565
Accumulated deficit	(558,839)	(500,706)
Accumulated other comprehensive (loss) income — foreign currency translation	(2,308)	428

Subtotal	23,480	73,418
Treasury stock (carried at cost, 130 and 69 shares)	(820)	(2,423)

Total stockholders’ equity	22,660	70,995

Total liabilities and stockholders’ equity	$64,206	$167,636

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006

Revenue	$78,172	$77,794	$54,053

Cost of sales	51,850	48,963	31,779

Gross profit	26,322	28,831	22,274

Selling, general and administrative expenses	34,295	44,338	34,487
Research and development expenses	3,146	4,702	3,442
Restructuring, severance and separation expenses	3,678	—	—
Goodwill and asset impairments	35,467	4,632	—

Operating loss	(50,264)	(24,841)	(15,655)

Gain on sale of assets	—	691	—
Interest and other income (expense), net	2,722	444	1,734
Interest expense	(10,892)	(6,720)	(3,076)

Loss from continuing operations before taxes, minority interest and gains (losses) attributable to capital transactions of subsidiary	(58,434)	(30,426)	(16,997)

Benefit (provision) for income taxes	165	(160)	198

Loss from continuing operations before minority interest and gains (losses) attributable to capital transactions of subsidiary	(58,269)	(30,586)	(16,799)

Minority interest	(122)	8,011	2,368
Net (loss) gain on capital transactions of subsidiary	—	(629)	322
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiary	—	(3,632)	135

Loss from continuing operations	(58,391)	(26,836)	(13,974)

Income (loss) from discontinued operations, net of income taxes of $0, $1,043 and $260	258	(5,184)	(13,235)

Net loss	$(58,133)	$(32,020)	$(27,209)

(Loss) income per common share — basic and diluted:
Loss from continuing operations	$(3.85)	$(3.11)	$(1.66)
Income (loss) from discontinued operations	0.02	(0.60)	(1.57)

Net loss	$(3.83)	$(3.71)	$(3.23)

Weighted average number of common shares outstanding — basic and diluted	15,156	8,640	8,417
See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

					Accumulated
			Additional		Other		Notes	Total
			Paid-in-	Accumulated	Comprehensive	Treasury	Received for	Stockholders’
	Common Stock		Capital	Deficit	(Loss) Income	Stock	Shares Issued	Equity
Balance — December 31, 2005	8,392	$84	$510,348	$(441,387)	$(122)	$(1,777)	$(600)	$66,546
Net loss	—	—	—	(27,209)	—	—	—	(27,209)
Comprehensive income — Foreign currency translation	—	—	—	—	446	—	—	446

Total comprehensive loss	—	—	—	(27,209)	446	—	—	(26,763)

Adjustment to allowance for uncollectible portion of notes	—	—	—	—	—	—	412	412
Warrant anti-dilution charge	—	—	13	—	—	—	—	13
Stock option extensions	—	—	145	—	—	—	—	145
Issuance of common stock warrants	—	—	1,525	—	—	—	—	1,525
Issuance of common shares for purchase of Signature Industries Limited minority interest	44	—	908	—	—	—	—	908
Issuance of common shares	12	—	194	—	—	—	—	194
Issuance of common shares under share exchange agreement	57	1	970	—	—	—	—	971
Restricted stock issued under incentive plan	6	—	104	—	—	—	—	104
Stock issuance costs	—	—	(79)	—	—	—	—	(79)
VeriChip options issued for services	—	—	149	—	—	—	—	149
Adjustment for notes received for shares issued	(18)	—	(188)	—	—	—	188	—
Retirement of common shares	(107)	(1)	(260)	—	—	—	—	(261)

Balance — December 31, 2006	8,386	$84	$513,829	$(468,596)	$324	$(1,777)	$—	$43,864

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

					Accumulated
			Additional		Other		Total
			Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
	Common Stock		Capital	Deficit	(Loss) Income	Stock	Equity
Balance — December 31, 2006 (brought forward)	8,386	$84	$513,829	$(468,596)	$324	$(1,777)	$43,864
Net loss	—	—	—	(32,020)		—	(32,020)
Comprehensive income — Foreign currency translation	—	—	—	—	104	—	104

Total comprehensive loss	—	—	—	(32,020)	104	—	(31,916)

Effect of adopting FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes”	—	—	—	(90)	—	—	(90)
Issuance of common shares for settlement to Silverman	299	3	3,031	—	—	—	3,034
Issuance of common shares for settlement to Krawitz	439	4	1,726	—	—	—	1,730
Reclassification of warrant payable	—	—	1,240	—	—	—	1,240
Issuance of restricted stock and options for services	6	—	144	—	—	—	144
Issuance of common stock for options exercise	1	—	15	—	—	—	15
Issuance of common stock for legal settlement	184	2	1,298	—	—	—	1,300
Net issuances of common stock to InfoTech for payment of note payable	88	1	976	—	—	(646)	331
Acquisition of Destron Fearing minority interest	3,732	37	40,836	—	—	—	40,873
Stock issuance costs	—	—	(78)	—	—	—	(78)
Repricing of common stock warrants for financing transaction	—	—	185	—	—	—	185
VeriChip options and restricted stock issued for services	—	—	3,430	—	—	—	3,430
Exercise of VeriChip warrant	—	—	(4)	—	—	—	(4)
Destron Fearing issuance of common stock warrants	—	—	1,044	—	—	—	1,044
Destron Fearing options and restricted stock issued for services	—	—	4,893	—	—	—	4,893
Purchase of treasury stock by VeriChip	—	—	(761)	—	—	—	(761)
Issuance of warrants for financing transaction	—	—	1,711	—	—	—	1,711
InfoTech options and restricted stock issued for services	—	—	50	—	—	—	50

Balance — December 31, 2007	13,135	$131	$573,565	$(500,706)	$428	$(2,423)	$70,995

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

					Accumulated
			Additional		Other		Total
			Paid-in-	Accumulated	Comprehensive	Treasury	Stockholders’
	Common Stock		Capital	Deficit	(Loss) Income	Stock	Equity
Balance — December 31, 2007 (brought forward)	13,135	$131	$573,565	$(500,706)	$428	$(2,423)	$70,995
Net loss	—	—	—	(58,133)	—	—	(58,133)
Comprehensive income (loss) — Foreign currency translation	—	—	—	—	(2,736)	—	(2,736)

Total comprehensive loss	—	—	—	(58,133)	(2,736)	—	(60,869)

Acquisition of Geissler Technologies Corporation	1,488	15	6,864	—	—	—	6,879
Issuance of common stock for services	262	3	1,443	—	—	—	1,446
Issuance of common stock for financing	216	2	742	—	—	—	744
Issuance of restricted stock and stock options for services	31	—	441	—	—	—	441
Issuance of shares in connection with warrants exercised	22	—	—	—	—	—	—
Issuance of common stock for legal settlement	162	2	498	—	—	—	500
Re-pricing of common stock warrants	—	—	1,112	—	—	—	1,112
Exercise of common stock warrants	778	8	2,307	—	—	—	2,315
Stock issuance costs	—	—	(73)	—	—	—	(73)
Treasury shares issued to affiliate	—	—	(646)	—	—	646	—
Retirement of treasury shares	—	—	(1,777)	—	—	1,777	—
Treasury shares acquired under severance agreement	—	—	—	—	—	(820)	(820)

Partial share repurchase	(14)	—	(10)	—	—	—	(10)

Balance — December 31, 2008	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$22,660

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(58,133)	$(32,020)	$(27,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(258)	5,184	13,235
Equity compensation and administrative expenses	1,875	5,031	1,172
Depreciation and amortization	4,415	2,606	1,996
Amortization of debt discount and financing costs	8,049	3,501	435
Allowance for doubtful accounts	361	194	(145)
Allowance for inventory excess and obsolescence	2,300	846	—
Loss on settlement of debt	2,512	—	—
Impairment of goodwill and assets	35,467	4,632	—
Reduction in derivative warrant liability	—	(589)	—
Net (gain) loss on capital transactions of subsidiaries	—	(629)	322
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(3,632)	135
Minority interest in net income (loss) of subsidiaries	122	(8,011)	(2,368)
Loss (gain) on sale of equipment and assets	—	(691)	—
Issuance of stock for services to former employee	—	1,730	—
Other	221	—	(142)
Decrease (increase) in restricted cash	90	(9)	251
Net change in operating assets and liabilities	4,467	5,134	998
Net cash (used in) provided by discontinued operations	(93)	(1,792)	3,874

Net cash provided by (used in) operating activities	1,395	(18,515)	(7,446)

Cash flows from investing activities:
(Increase) decrease in notes receivable	(1,452)	108	239
Proceeds from note receivable with VeriChip	9,500	—	—
Payment for investment in subsidiary	(241)	—	—
Proceeds from special dividend received	7,230	—	—
Payments for property and equipment	(2,194)	(1,512)	(2,884)
Proceeds from sale of property and equipment	—	—	794
Payment for costs of business acquisition	(261)	(7,338)	(1,000)
Increase in other assets	(416)	(375)	(262)
Net cash provided by (used in) discontinued operations	1,165	(275)	(3,368)

Net cash provided by (used in) investing activities	13,331	(9,392)	(6,481)

Cash flows from financing activities:
Net amounts (paid) borrowed on notes payable	(1,366)	5,930	969
Net (payments) proceeds of long-term debt	(15,001)	3,775	952
Preferred stock dividends paid	—	—	(190)
Proceeds from warrant exercise	2,315	—	—
Treasury stock acquired from Rabbi Trust	(820)	—	—
Other financing costs	—	(1,205)	—
Issuance of common shares and warrants	—	—	89
Payments of dividends to subsidiary’s minority shareholder	(34)	(108)	—
Net proceeds from subsidiary’s issuance of common stock	—	—	574
Stock issuance costs	(83)	(78)	(79)
Net cash provided by (used in) discontinued operations	—	15,716	(2,926)

Net cash (used in) provided by financing activities	(14,989)	24,030	(611)

Net decrease in cash and cash equivalents	(263)	(3,877)	(14,538)
Effect of exchange rate changes on cash and cash equivalents	(152)	28	48
Cash and cash equivalents — Beginning of year	2,222	6,071	20,561

Cash and cash equivalents — End of year	$1,807	$2,222	$6,071

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$113	$84	$103
Interest paid	2,070	3,317	2,659
See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1. Organization and Summary of Significant Accounting Policies
Digital Angel Corporation (on June 20, 2008, we changed our name from Applied Digital Solutions, Inc.), a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develops innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets and commercial assets. Included in this diverse product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications. When we refer to Destron Fearing Corporation, we are referring to our now wholly-owned subsidiary (formerly Digital Angel Corporation, which formerly traded on the American Stock Exchange under the symbol DOC) (“Destron Fearing”). We acquired the minority owners’ interest in Destron Fearing effective December 28, 2007, as is more fully discussed in Note 3.
Certain items in the consolidated financial statements for the 2007 and 2006 periods have been reclassified to conform to the current period presentation. All dollar amounts in the tables presented below are in thousands unless otherwise noted.
On November 10, 2008, we effected a one-for-eight reverse stock split. As a result, all per share amounts and market price information have been adjusted to reflect the reverse stock, except where otherwise stated. Certain Destron Fearing share and market price information has not been adjusted where it represents transactions completed prior to the merger.
Business Segments
We operate in two business segments: Animal Identification and Emergency Identification. Certain items in the segment information for the 2007 and 2006 periods have been reclassified to conform to the current period presentation.
Animal Identification Segment
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe are crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, horse, livestock, fish and wildlife industries.
Emergency Identification Segment
Our Emergency Identification segment’s proprietary products provide location tracking and message monitoring of vehicles, aircraft and people in remote locations. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM and McMurdo™ brands, which serve military and commercial markets;

•	alarm sounders for industrial use and other electronic components.
“Corporate/Eliminations” Segment
The “Corporate/Eliminations” segment includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain selling, general and administrative and other expense reductions associated with companies sold or closed in 2001 and 2002, and interest expense and recovery, interest and other income and administrative expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” as of December 31, 2008 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed throughout 2011 and 2016, as they will no longer be considered our legal obligations.
Discontinued Operations
During the years ended December 31, 2008 and 2007, we sold several non-core businesses and we discontinued one business, Thermo Life Energy Corp. (“Thermo Life”), which is currently being marketed for sale. In addition, on November 12, 2008, we sold all of the common stock that we owned in VeriChip Corporation (“VeriChip”) (Nasdaq:CHIP), which was approximately 45.6% of VeriChip’s then issued and outstanding shares of common stock. Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell/discontinue these businesses was a result of management’s strategy to streamline operations in order to focus our efforts on our Animal Identification and Emergency Identification businesses. In addition, on March 1, 2001, our board of directors approved a plan to sell or close Intellesale, Inc. and various other non-core businesses. During the years ended December 31, 2008, 2007 and 2006, we reversed certain of Intellesale’s and the other non-core businesses liabilities that we no longer had an obligation to pay. The other income resulting from the reversals is also included in the results from discontinued operations. Discontinued operations are more fully discussed in Note 16 to our consolidated financial statements.

Summary of Significant Accounting Policies
Liquidity
Our consolidated operating activities provided (used) cash of $1.4 million, $(18.5) million and $(7.4) million during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, our cash and cash equivalents totaled $1.8 million, compared to $2.2 million as of December 31, 2007. As of December 31, 2008, we had an accumulated deficit of $558.8 million.
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales of certain business units and through other investing and financing sources to operate our business for the twelve months ending December 31, 2009. We recently entered into a letter of intent with a new lender which will increase our borrowing capacity. In addition, during 2008 we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flow from operations during the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2009. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We are required to make principal payments our term notes and certain of our other debt obligations during 2009. As of December 31, 2008, we had a working capital deficiency, primarily as a result of having to classify our revolving line of credit as well as our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 9, as current liabilities. In addition, our debt obligation to Danske Bank, which currently does not require us to make principal payments, is due on demand and we are currently in negotiations with Danske Bank to begin making payments on the credit facility during the second half of 2009. Our factoring lines may also be amended or terminated at any time by the lenders. We may be unable continue operations at the current level.
Principles of Consolidation
The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. The minority interest represents the non-controlling interest in the outstanding voting stock of the subsidiaries not wholly-owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, and the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.
Foreign Currencies
As of December 31, 2008, we had foreign subsidiaries located in Europe and South America. Our subsidiaries domiciled in Europe and South America use their local currencies as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.
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

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of individual accounts.
Concentration of Credit Risk
We maintained our domestic cash in one financial institution during the years ended December 31, 2008 and 2007. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. Cash may from time to time exceed the federally insured limits.
Our trade receivables are potentially subject to credit risk. We extend credit to our customers based upon an evaluation of the customers’ financial condition and credit history and generally do not require collateral.
Inventories
Inventories consist of raw materials, work in process and finished goods. The majority of the components are plastic ear tags, electronic microchips, electronic readers and components and GPS search and rescue equipment. Inventory is valued at the lower of cost (determined by the first-in, first-out method) or market. We monitor and analyze inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow moving are reduced to net realizable value.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization computed using the straight-line method. Building and leasehold improvements are depreciated and amortized over their estimated useful lives ranging from 10 to 40 years and equipment is depreciated over their estimated useful lives ranging from 3 to 10 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Our reporting units are those businesses for which financial information is available and upon which segment management makes operating decisions. We account for goodwill and intangible assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“FAS 142”). FAS 142 eliminated the amortization of goodwill. Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Other than goodwill, our only other intangible assets with indefinite lives are trademarks valued at approximately $4.7 million as of December 31, 2008. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. As a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the third quarter of 2008. In performing our assessment, we placed emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. We also recorded approximately $1.9 million of goodwill impairment related to restructuring efforts at our Destron Fearing European business unit in 2008. During the fourth quarter of 2008, we performed our annual impairment testing which resulted in an additional $4.1 million goodwill impairment which related to GTC.
During the fourth quarter of 2007, we recorded $4.6 million of impairment charges related to our Destron Fearing European business unit. We recorded $9.5 million and $6.6 million, respectively, for the years ended December 31, 2007 and 2006 for impairment charges related to our discontinued operations. See Note 16 for a discussion of discontinued operations. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations. See Notes 6, 7 and 14 for more information.
We have other intangible assets consisting of trademarks, tradenames, patented and non-patented technologies and customer relationships. These intangible assets are amortized over their expected economic lives ranging from 2 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. In conjunction with our restructuring efforts at our Destron Fearing European business unit during 2008, we recorded approximately $0.8 million of impairments related to certain trademarks and tradenames. In addition, during our annual review in the fourth quarter, we recorded an impairment of approximately $0.3 million of our South American intangible assets. There were no impairment charges related to definite-lived intangible and other long-lived assets during 2007 and 2006.
In performing our impairment assessments, we recorded an impairment charge of approximately $1.2 million for our investment in VeriChip based on managements’ discussion with potential buyers prior to our sale of our investment in November, 2008. The sale of our investment in VeriChip is more fully discussed in Note 16.

Advertising Costs
We expense production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $0.8 million, $1.2 million, and $0.4 million in 2008, 2007 and 2006, respectively.
Revenue Recognition
We follow the revenue recognition guidance in Staff Accounting Bulletin (“SAB”) 101 and SAB 109. Our Animal Identification and Emergency Identification segments recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We offer a warranty on our Animal Identification and Emergency Identification segment’s products and record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. The warranty expense incurred during the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $1.1 million and a de minimis amount, respectively.
It is our policy to approve all customer returns before issuing credit to the customer. We incurred returns of approximately $0.7 million, $0.2 million and $0.2 million in 2008, 2007 and 2006, respectively.
Stock-Based Compensation
At December 31, 2008, we had seven stock-based employee compensation plans (four of which have been terminated with respect to any new stock option grants) and Destron Fearing had two stock-based employee compensation plans (one of which has been terminated with respect to any new stock option grants), which are described more fully in Note 12. In addition, Thermo Life has two employee compensation plans, which are described in Note 16.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R requires that the fair value of all share-based payments to consultants, employees and directors, including grants of employee stock options, be recognized in the financial statements based on their fair values. We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption, which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provision of FAS 123R and compensation cost is recognized on a straight line basis over the service period of each award. See Note 12 for further information concerning our stock option plans.
Research and Development
Research and development expense consists of personnel costs, supplies, payments to consultants, other direct costs and indirect overhead costs of developing new products and technologies and is charged to expense as incurred.
Warrants Treated as a Liability
Previously, we issued warrants to acquire shares of our common stock that were required to be accounted for as a liability in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair values of these warrants were required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded as income or expense. As of December 31, 2007, these warrants were no longer outstanding. These warrants are more fully discussed in Note 10.
Restructuring, Severance and Separation Expenses
During 2008, we initiated a comprehensive review of our businesses to develop a strategic long-range plan focusing on restoring growth and profitability. In connection with this review, we have recorded estimated expenses for severance, lease payments and other restructuring costs. In accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under FAS No. 112 “Employer’s Accounting for Post-employment Benefits” (“FAS 112”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the remaining liabilities under our restructuring efforts. Although we believe that these estimates accurately reflect the costs of our restructuring plan, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. During the year ended December 31, 2008, we incurred approximately $3.7 million of restructuring, severance and separation expenses.

Income Taxes
We account for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. Income taxes include U.S. and international taxes. We and our U.S. subsidiaries file a consolidated federal income tax return. Income taxes are more fully discussed in Note 15.
Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on our financial position is discussed in Note 11. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.
Compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third-parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures. Such estimates are subject to change.
Gains/Losses Attributable to Capital Transactions of Majority-Owned Subsidiary
Realizable gains or losses on issuances of certain shares of common stock by Destron Fearing during 2007 and 2006, when Destron was a majority-owned subsidiary, are reflected in our consolidated statements of operations. We determined that the recognition of gains or losses on certain issuances of such shares of stock by Destron Fearing was appropriate to the extent such recognition was not limited and the value of the proceeds could be objectively determined. These gains and losses resulted from the differences between the carrying amount of the pro-rata share of our investment in Destron Fearing and the net proceeds from the issuances of the stock. The issuances of stock by Destron Fearing during 2007 and 2006 also gave rise to losses as a result of the dilution of our ownership interest.
On December 28, 2007, we acquired the minority ownership interest of Destron Fearing and we do not anticipate that Destron Fearing will issue stock in the future. Detail of the amount of gains and losses attributable to capital transactions of Destron Fearing for the years ended December 31, 2007 and 2006, is presented in Note 3.
(Loss) Income Per Common Share and Common Share Equivalent
Basic and diluted (loss) income per common share is computed by dividing the (loss) income by the weighted average number of common shares outstanding for the period and has been retroactively adjusted for the reverse stock split. Since we have incurred losses attributable to common stockholders during each of the three years ended December 31, 2008, 2007 and 2006, diluted (loss) income per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities.
Comprehensive Income (Loss)
Our comprehensive accumulated other income (loss) consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders’ equity.
Impact of Recently Issued Accounting Standards
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which was our first quarter of fiscal year 2008. We adopted SFAS 157 on January 1, 2008 which did not have a material impact to our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 amends FASB Statements No. 87, 88, 106, and 132(c). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures was effective for us as of the end of our first fiscal year ended after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. We adopted FAS 158 on January 1, 2008 which did not have a material effect on us. We have only one pension plan that is maintained by our subsidiary, Signature Industries, and is immaterial.
In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115 (“FAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. We adopted FAS 159 on January 1, 2008 which did not have a material impact to our consolidated results of operations and financial condition.
In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. We prospectively adopted EITF 07-3 on January 1, 2008 which did not have a material effect on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. FAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. Under the adoption of FAS 160, net loss would have (decreased) increased by $(0.1) million, $8.0 million and $2.4 million for the years ending December 31, 2008, 2007 and 2006 respectively.
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
In June 2008, FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We believe that while EITF 07-5 is present on our consolidated financial position and results of operations the impact will be immaterial.
Uncertain Nasdaq Listing
On December 6, 2007, we received a letter from Nasdaq indicating that we were not in compliance with the Nasdaq Capital Market (“Nasdaq”) requirements for continued listing because the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4). In October 2008, Nasdaq suspended enforcement of the minimum bid price and market value of publicly held shares requirements through Friday, January 16, 2009. On December 19, 2008, Nasdaq extended its suspension of the requirements until April 20, 2009 and on March 24, 2009 Nasdaq again extended the suspension until July 20, 2009. As a result of Nasdaq’s actions, all Nasdaq listed companies presently in a minimum bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to delisting for these concerns during the suspension. Since we had 46 calendar days remaining in our compliance period as of October 16th, we expect to have, upon reinstatement of these continued listing requirements, this number of days, or until September 3, 2009, to regain compliance. We can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days. Currently, except for the bid price requirement, we meet Nasdaq’s listing criteria set forth in Marketplace Rule 4310(c).

2. Accounts Receivable

	December 31,	December 31,
	2008	2007
	(in thousands)
Receivables assigned to factors	$1,474	$2,490
Unfactored accounts receivable	9,974	13,933
Allowance for doubtful accounts	(503)	(280)

	$10,945	$16,143

RBS Invoice Discounting Agreement
Destron Fearing’s subsidiary, Signature Industries Limited (“Signature”) has an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepays 70% of the receivables sold in the United Kingdom and 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million (approximately $2.2 million at December 31, 2008) at any given time, subject to restrictions on the use of proceeds. RBS pays Signature the remainder of the receivable upon collection. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (2.0% at December 31, 2008). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,200) per month. RBS may amend the terms and/or terminate this agreement at any time, without prior notice. Discounting charges of $0.2 million, $0.1 million and $0.1 million are included in interest expense for the year ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, Signature had £0.7 million (approximately $1.0 million) of availability under the RBS Invoice Discounting Agreement.
Nordisk Factoring Agreement
In March 2008, Destron Fearing A/S (formerly known as Daploma International A/S) entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.1 million at December 31, 2008) at any given time. As security, Destron Fearing A/S assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $6,800) per year. Discounting charges of $31 thousand are included in interest expense for the year ended December 31, 2008. As of December 31, 2008, Destron Fearing A/S had assigned DKK 3.7 million receivables (approximately $0.7 million) to Nordisk and had no additional availability under the agreement.
3. Acquisitions

			Goodwill
			and	Other Net
			Other	Assets
	Date	Acquisition	Intangibles	And
Company Acquired	Acquired	Price	Acquired	Liabilities	Business Description
	(in thousands)
McMurdo Limited	4/05/07	$7,302	$4,456	$2,846	Develops and manufactures emergency location GPS beacons and NAVTEX technology
Geissler Technologies Corporation	1/14/08	7,147	7,430	(283)	Develops e.tag technology for customer interface and herd management
In addition to the acquisitions listed above, on December 28, 2007, we acquired the minority owners’ interest in Destron Fearing as is more fully discussed below.
McMurdo Limited
On April 5, 2007, Destron Fearing, though our 98.5%-owned subsidiary, Signature, acquired certain assets and customer contracts of McMurdo Limited (“McMurdo”), a United Kingdom based subsidiary of Chemring Group Plc (“Chemring”) and manufacturer of emergency location beacons. McMurdo’s products, including the original Emergency Position Indicating Radio Beacon (“EPIRB”), the first Global Maritime Distress and Safety System (“GMDSS”) and the approved Search and Rescue Transponder, have become standard lifesaving equipment on many recreational, commercial and military marine vehicles. This acquisition was made to broaden Signature’s emergency location beacon product offering to serve the military and commercial maritime sectors and provide stability to Signature’s revenue base.

The assets and contracts acquired included fixed assets, inventory, customer lists, customer and supplier contracts and relations, trade and business names, and associated assets. The assets excluded certain accrued liabilities and obligations and real property, including the plant facility. Signature entered into a sublease with Chemring to extend the lease of the McMurdo facility until 2022 with an opt-out provision after two or three years. Under the terms of the Asset Sale and Purchase Agreement (the “Agreement”), Signature retained McMurdo’s employees related to the marine electronics business. In addition, pursuant to the terms of the Agreement, Destron Fearing guaranteed Signature’s obligations and liabilities to McMurdo under the Guaranteed Agreements (as defined in the Agreement) and Chemring guaranteed McMurdo’s obligations and liabilities under the Guaranteed Agreements. Destron Fearing paid net consideration of approximately $7.3 million in cash, which included a payment of $0.5 million in the fourth quarter of 2006 and an additional purchase price payment of approximately £0.5 million in February 2008. Per the terms of the Agreement, Signature was obligated to make an additional purchase price payment of approximately £1.0 million. However, Signature held back approximately £0.5 million of the additional purchase price payment because of certain warranty reimbursement claims and indemnity obligations under the Agreement. Chemring and Signature have since filed claims in the English courts seeking payment from the other. See Note 20 for further discussion on these claims.
Geissler Technologies Corporation
On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Merger Agreement”) with GT Acquisition Sub, Inc. (our wholly-owned subsidiary), Geissler Technologies Corporation (“GTC”) and the four shareholders of GTC (the “Holders”), pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned the ownership of GT Acquisition Sub, Inc. to Destron Fearing, such that GT Acquisition Sub, Inc. became a wholly-owned subsidiary of Destron Fearing.
Upon the closing of the GTC Merger, we paid approximately 1.3 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may be paid in cash or in shares of our common stock at our option. Any earn-out consideration paid to the Holders is required to be made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008, April 2008 and September 2008, we paid an aggregate of approximately $0.8 million under the earn-out provision by issuing to the Holders a total of 42,286 shares, 71,233 shares and 44,148 shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the date the earn-out amount was achieved. At December 31, 2008, the remaining $3.0 million of potential earn-out shall be due based on the achievement of certain gross profit levels on sales of GTC-related products through December 2011.
Merger with Destron Fearing
On August 8, 2007, as amended on December 4, 2007, we and Destron Fearing, entered into an Agreement and Plan of Reorganization (the “DA Merger Agreement”) by and among us, Destron Fearing and Digital Angel Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, or the Acquisition Subsidiary, pursuant to which the Acquisition Subsidiary was merged with and into Destron Fearing, with Destron Fearing surviving and becoming a wholly-owned subsidiary of ours (“DA Merger”). Our board of directors and Destron Fearing’s board of directors each unanimously approved the DA Merger. The DA Merger was approved at a special meeting of our stockholders held on December 21, 2007.
On December 28, 2007, we consummated the DA Merger and each outstanding share of Destron Fearing’s common stock not owned by us was converted into 1.4 shares of our common stock. The shares of our common stock issued to Destron Fearing stockholders in connection with the DA Merger represented approximately 29% of the outstanding shares of our common stock immediately following the consummation of the DA Merger. In addition, at the effective time, each of Destron Fearing’s stock options and warrants existing on the effective date were converted into options and warrants to acquire shares of our common stock at the effective exchange rate.
Total consideration paid for the minority owners’ interest was approximately $42.6 million determined as follows:

($ in thousands, except per share amounts)
Number of Destron Fearing shares outstanding at the effective time of the merger	21,330
Exchange ratio per the terms of the DA Merger Agreement	1.4

Number of shares of our common stock issued	29,862
Reverse stock split factor	8

Number of shares issued post-split	3,732
Value of our common stock issued (1)	$9.218

Value of the shares exchanged	$34,401
Value of the 1.7 million Destron Fearing options assumed (2)	5,430
Value of the 0.3 million Destron Fearing warrants assumed (3)	1,041
Transaction costs	1,691

Total purchase price	$42,563

(1)	The fair value of our common stock was determined using an average of the closing prices of our common stock for the period beginning two trading days before and ending two trading days after August 9, 2007, the date on which the acquisition was publicly announced.

(2)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.52% and a weighted average life of 5.0 years.

(3)	Based on the Black Scholes valuation model using the following weighted average assumptions: expected volatility of 60.0%, dividend yield of 0%, risk-free interest rate of 3.62% and a weighted average life of 4.9 years.

The DA Merger was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the minority owners’ portion of the assets acquired was recorded as goodwill of $6.6 million. Intangible assets with an estimated fair value of $11.7 million were also recognized in the acquisition. These intangible assets consist of customer relationships, trademarks, patents and tradenames. The customer relationships, patents and trademarks are being amortized over periods ranging from 3.75 to 12.2 years. The tradenames have an indefinite life.
The total purchase prices of GTC, McMurdo and the minority owners’ interest in Destron Fearing were allocated as follows:

			Minority Owners’
			Interest in
	GTC	McMurdo	Destron Fearing
	(in thousands)
Current assets	$317	$2,210	$14,029
Equipment	—	636	5,569
Other assets	—	—	412
Intangibles:
Patented and non-patented proprietary technology	2,000	20	5,274
Trademarks and tradenames	390	2,860	4,978
Software	500
Customer relationships and non-compete	375	840	9,069
Goodwill	4,165	1,350	22,720
Current liabilities	(600)	—	(8,127)
Long-term debt and other liabilities	—	—	(8,800)
Deferred tax liability	—	(614)	(2,561)

Total	$7,147	$7,302	$42,563

The estimated fair value of the acquired intangible assets as presented above were determined using discounted cash flow methodology as more fully discussed in Note 7.
The purchase price allocation for GTC as reflected in the table above is preliminary and subject to change. Any increase or decrease in the acquired assets and liabilities will result in an increase or decrease in goodwill. During the fourth quarter of 2008, we impaired $4.1 million of the goodwill acquired in the GTC acquisition.
In determining the purchase price for GTC and McMurdo, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the complementary nature of each of our product offerings as an extension of the offerings of our existing businesses; (iv) similarities in corporate cultures; and (v) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. In determining the purchase price for the acquisition of the minority owners’ interest in Destron Fearing we considered: (i) the value of Destron Fearing’s common stock as traded on the AMEX; (ii) the expected cost savings as a result of eliminating public company expenses from Destron Fearing; (iii) the ability to streamline operations; (iv) the simplification of our corporate structure; and (v) the elimination of the overhang on Destron Fearing’s common stock, among other factors. Based on our assessments, we determined that it was appropriate to offer purchase prices for these businesses that resulted in the recognition of goodwill.
Pro Forma Results of Operations (Unaudited)
The results of GTC, McMurdo and the minority owners’ interest in Destron Fearing have been included in the consolidated statements of operations since their respective dates of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2008, 2007 and 2006 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2006, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had these been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net operating revenue	$78,200	$82,409	$66,383
Net loss from continuing operations attributable to common shareholders — basic and diluted	(58,392)	(29,248)	(19,268)
Net loss from continuing operations per common share — basic and diluted	(3.84)	(2.09)	(1.59)
Capital Transactions of Subsidiary
Gains, where realizable, and losses on issuances of shares of common stock by our consolidated subsidiary, Destron Fearing, were reflected in our consolidated statements of operations, in accordance with the provisions of SAB 51. These gains and losses resulted from the differences between the carrying amount of the pro-rata share of our investment in these subsidiaries and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by Destron Fearing was appropriate because we did not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. The issuances of stock by Destron Fearing also gave rise to losses as a result of the dilution of our ownership interest. Effective December 28, 2007, we acquired the minority interest in Destron Fearing and do not anticipate that Destron Fearing will issue any shares of its common stock for the foreseeable future.

The following is a summary of the Destron Fearing capital transactions for 2007 and 2006:

	For the Year Ended December 31,
	2007	2006
Issuances of common stock	173	48
Issuance of common stock under the share exchange agreement	115	35

Total issuances of common stock	288	83

Proceeds from stock issuances	$—	$1,561
Average price per share	$—	$2.34

Beginning ownership percentage of Destron Fearing	55.2%	55.4%
Ending ownership percentage of Destron Fearing before merger(2)	54.4%	55.2%

Change in ownership percentage	(0.8)%	(0.2)%

Net (loss) gain on capital transactions of Destron Fearing (1)	$(629)	$322
(Loss) gain attributable to changes in minority interest as a result of capital transactions of Destron Fearing (1)	$(3,632)	$135

(1)	We have not provided a tax benefit for the net gain (loss) on capital transactions of subsidiaries and gain (loss) attributable to changes in minority interest as a result of capital transactions of subsidiaries due to our current tax status and available operating loss carry forwards.

(2)	Effective December 28, 2007 we acquired the minority owners’ interest in Destron Fearing and owned 100% of Destron Fearing at December 31, 2007.
During the year ended December 31, 2007, in connection with a $7.0 million non-convertible term note that we entered into on August 31, 2007, which is more fully discussed in Note 9, Destron Fearing issued approximately 0.9 million shares of its common stock to us. In addition, Destron Fearing issued 0.3 million shares of its common stock to us during 2006 under the terms of share exchange agreements between Destron Fearing and us. The share exchanges related to a purchase price payment made by Destron Fearing in connection with its acquisition of its subsidiary, Destron Fearing A/S. Based on the substance of these transactions and the fact that the shares were issued to us in connection with a financing and exchanged in connection with an acquisition, the shares did not result in a gain or loss on issuance.
Dispositions
For a discussion regarding our discontinued operations, see Note 16.
4. Inventories
Inventories consist of the following:

	December 31,
	2008	2007
	(in thousands)
Raw materials	$8,584	$11,408
Work in process	622	1,128
Finished goods	1,240	2,882

	10,446	15,418
Less: Allowance for excess and obsolescence	(1,524)	(1,225)

Total inventories	$8,922	$14,193

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Land	$278	$278
Building and leasehold improvements	6,676	6,661
Equipment	16,828	16,619

	23,782	23,558
Less: Accumulated depreciation	(14,948)	(11,544)

Total property and equipment	$8,834	$12,014

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $2.1 million and $2.0 million at December 31, 2008 and 2007, respectively. Related accumulated depreciation amounted to $0.4 million and $0.3 million as of December 31, 2008 and 2007, respectively.
Depreciation expense charged against income amounted to $2.4 million, $2.5 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.1 million, nil and $0.1 million in 2008, 2007 and 2006, respectively.
During the year ended December 31, 2008, we recognized an impairment charge of approximately $2.1 million of our fixed assets as a result of our restructuring efforts at our Animal Identification and Corporate segments as more fully discussed in Note 23.
6. Goodwill
Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. We apply the principles of SFAS No. 141, Business Combinations (“FAS 141”), and use the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

	December 31,
	2008	2007
	(in thousands)
Beginning balance	$35,194	$54,777
Acquisition	4,165	27,336
Adjustment to purchase price allocation	473	(26,459)
Adjustment to change in percentage ownership	—	(15,925)
Impairment	(31,006)	(4,632)
Foreign currency and other adjustments	(440)	97

Ending balance	$8,386	$35,194

Method of Accounting for Goodwill
Since the adoption of FAS 142 we do not amortize goodwill. Instead, we are required to test goodwill for impairment annually as part of our annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding our business units.
At December 31, 2006, our reporting units were Animal Identification segment and Emergency Identification segment. At December 31, 2007, our reporting units were Animal Identification segment (excluding Destron Fearing A/S), Destron Fearing A/S, Emergency Identification segment (excluding McMurdo) and McMurdo. At December 31, 2008, our reporting units were Animal Identification segment and Emergency Identification segment. Our reporting units are those businesses, for which discrete financial information is available and upon which segment management makes operating decisions. The business operations of our current reporting units are described in Notes 1 and 3.
We allocate goodwill to our reporting business units. The goodwill assigned to Destron Fearing A/S, McMurdo and GTC was based on the goodwill acquired as a result of the acquisition of the businesses. Since Destron Fearing A/S, McMurdo and GTC each had only one reporting unit, no allocation of the acquired goodwill was necessary.
As a result of the DA Merger, we reallocated a portion of the goodwill previously assigned to our Animal Identification reporting unit. We allocated the goodwill based on the relative percentage of the allocation of the acquired intellectual property associated with the acquisition of the minority owners’ interest. Intellectual property assets were allocated to the reporting units based on the classification of the revenue derived from the intellectual property. For example, the trademarks associated with our companion pet products were allocated to the Animal Identification reporting unit, the trademarks relating to Destron Fearing A/S’s products were allocated to Destron Fearing A/S, while the trademarks associated with our SARBE products were allocated to our Emergency Identification reporting unit.
As a result of our decision on June 30, 2008 to restructure our European operations, we recorded an impairment charge of $1.9 million associated with goodwill assigned to our Destron Fearing A/S business. The restructuring is more fully described in Note 23.
We tested the goodwill for each of our reporting units during the third and fourth quarters of 2008 and fourth quarters of 2007 and 2006. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 14.
Based upon our goodwill testing, we recorded impairment charges of approximately $25.0 million during the third quarter of 2008 as a result of the recent declines in our equity market capitalization, which fell below our stockholders’ equity, approximately $4.1 million related to our Animal Identification reporting unit and $4.6 million in the fourth quarter of 2007 related to our Destron Fearing A/S reporting unit. In addition we recorded $9.5 million and $6.6 million, respectively, for the years ended December 31, 2007 and 2006 for impairment charges related to our discontinued operations. See Note 16 for more information about our discontinued operations.
Refer to Note 21 for our goodwill by reporting unit.

7. Intangibles, net
Intangibles and other assets consist of the following (dollars in thousands):

			Weighted
			Average Lives
			(in years) at
	December 31,		December 31,
	2008	2007	2008
Trademarks	$4,668	$4,668	Indefinite	(1)
Trademarks, net of accumulated amortization of $266 and $22	1,463	2,154	7.1
Patents and non-patented proprietary technology, net of accumulated amortization of $615 and $149	6,667	5,716	11.3
Customer relationships, net of accumulated amortization of $1,095 and $33	8,518	9,499	9.6
Tradenames and non compete, net of accumulated amortization of $23 and $82	90	136	2.0
Software, net of accumulated amortization of $78 and nil	422	—	5.0

	$21,828	$22,173

(1)	During 2008, management reviewed the nature of our intangible assets with indefinite lives and has determined to change the lives to 20 years. Effective January 1, 2009, we will begin to amortize these intangibles.
Estimated amortization expense of the definite-lived assets for the years ending December 31, is as follows (in thousands):

2009	$2,538
2010	2,419
2011	2,248
2012	2,244
2013	2,077
Thereafter	10,302

$21,828

Amortization of intangibles charged against income amounted to $2.1 million, $0.2 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The estimated fair value of the acquired intangible assets of GTC, McMurdo and the minority owners’ interest in Destron Fearing were determined on the basis of customer relationships, patents and other proprietary rights for technologies and contract lives and revenue and using discounted cash flow methodology. Under this method, we estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry and other factors deemed appropriate.
In performing the expected life analysis, we determined that certain of the acquired trademarks had indefinite lives. In making this assessment, we evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and we concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition. In addition, we evaluated and determined that there were no competitive or economic factors, including technological advances or obsolescence of the related products that limited the useful lives of these acquired trademarks. Given our market share, the proprietary nature of certain of our RFID products, and the current competitive environment, we are not aware of any significant risk that our technology will be rendered obsolete in the foreseeable future. Therefore, we concluded that based on (i) the current market positions for the acquired products; (ii) the overall expected growth of the RFID technology in our markets; (iii) the market presence provided by the established distribution networks of GTC, McMurdo and the minority owners interest in Destron Fearing; (iv) the lack of legal, contractual or competitive factors limiting the useful lives of these acquired trademarks; and (v) the conclusion that the trademarks will have value for the foreseeable future, we had reasonable support to conclude that the acquired GTC, McMurdo and the minority owners interest in Destron Fearing trademarks had indefinite lives.
As a result of our decision on June 30, 2008 to restructure our European operations, we recorded an impairment charge of approximately $0.3 million associated with trademarks and $0.5 million associated with tradenames assigned to our Destron Fearing A/S business. During our annual impairment review in the fourth quarter of 2008, we recorded an impairment charge of approximately $0.2 million associated with trademarks and customer relationships to Destron’s South American business. The restructuring is more fully described in Note 23.

8. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2008	2007
	(in thousands)
Accrued salary, wages and payroll expenses	$1,766	$1,003
Accrued bonuses	1,261	1,061
Accrued compensation to former CEOs	—	246
Accrued purchases	106	196
Accrued litigation reserves	318	853
Accrued professional fees	449	874
Accrued warranty	908	865
Other accrued expenses	4,325	4,741

	$9,133	$9,839

9. Notes Payable and Other Financings
Notes payable and long-term debt consists of the following:

	December 31,
	2008	2007
	(in thousands)
Revolving facility, bears interest at prime plus 2.0% but not less than 10.0% (10.0% at December 31, 2008), net of discount of $580 and $927	$2,024	$4,747
Senior secured, non-convertible term note, bears interest at 12.0%	1,103	7,000
Senior secured, non-convertible term note, net of discount of nil and $781, bears interest at 12.0%	3,067	10,819
Senior secured, non-convertible term note, bears interest at 12%	2,000	—
Mortgage notes payable, collateralized by Destron Fearing’s land and building, payable in monthly installments of principal and interest totaling $20 thousand, bearing interest at 8.2%, due through November 2010	2,103	2,167
Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (8.35% at December 31, 2008) and is determined quarterly. The agreement shall remain effective until further notice	3,417	3,651
Equipment loan, collateralized by DSD Holding’s production equipment, payable in quarterly installments of principal and interest totaling $65 thousand, bearing interest at variable rates, bearing interest at 6.0% at December 31, 2008, due through January 2010	497	821
Note payable, payable in quarterly installments of principal and interest totaling $59 thousand, bearing interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (8.35% at December 31, 2008), due through December 2008.	—	238
Notes payable — other and capital lease obligations	1,313	2,005

Total debt	15,524	31,448
Less: current maturities	8,581	14,231

Total long term notes payable and debt	$6,943	$17,217

The scheduled payments due based on maturities of current and long-term debt and are presented in the following table:

December 31,
2008
(in thousands)
Year:
2009	$9,162
2010	6,646
2011	232
2012	64
2013	—

Total payments	16,104
Debt discount, net	(580)

Total debt outstanding	$15,524

Interest expense on the long and short-term notes amounted to $10.9 million, $6.9 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average interest rate was 18.6% and 20.8% for the years ended December 31, 2008 and 2007, respectively. The weighted average interest rates exclude interest expense related to amortization and accretion of debt discount and issue costs, share issuances and legal expenses related to financing activities, revaluation of certain warrants and obligation to Laurus.

$6.0 Million Revolving Asset-Based Facility with Kallina
On August 31, 2007, Destron Fearing and certain of its wholly-owned subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively, the “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina”) pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, Destron Fearing may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by Destron Fearing and its Eligible Subsidiaries. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. At December 31, 2008, approximately $2.0 million was outstanding under the Revolving Facility, there was $0.4 million available for borrowing and the interest rate was 10.0%.
The Revolving Facility matures on August 31, 2010. Destron Fearing and its Eligible Subsidiaries have pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than Signature, in support of the obligations under the Revolving Facility. In connection with the Revolving Facility, Destron Fearing issued to Kallina seven-year warrants, which, as a result of the DA Merger, were converted into warrants to purchase shares of our common stock. The value of the warrants of approximately $1.0 million was recorded as a discount to the Revolving Facility and is being amortized to interest expense over the life of the Revolving Facility. The warrants are more fully described in Note 12. Destron Fearing paid Kallina an upfront fee equal to 3.5% of the $6.0 million Revolving Facility, which is also being amortized over the life of the Revolving Facility as interest expense.
$13.5 Million Secured Non-Convertible Term Note
On August 24, 2006, we entered into a convertible term note (“2006 Note”) with Laurus Master Fund, Ltd (“Laurus”) in the original principal amount of $13.5 million. On October 31, 2007, we entered into an amendment to the 2006 Note pursuant to an Omnibus Amendment and Waiver, which is more fully discussed below. The 2006 Note, as amended on October 31, 2007, accrues interest at a rate of 12% per annum, payable monthly, and has a maturity date of February 1, 2010. The 2006 Note allows for optional redemption without a prepayment penalty. We were obligated to make monthly principal payments of $200,000 from November 1, 2007 to August 1, 2008 and $250,000 beginning on September 1, 2008 to the maturity date. On February 29, 2008, we entered into a letter agreement, which further amended the 2006 Note, under which we agreed to make a prepayment in the amount of $1.9 million, and as a result, we were not required to make a payment under the 2006 Note until October 1, 2008 at which time we were to restart payments to Laurus of the principal under the 2006 Note of $22 thousand and each month thereafter of $0.3 million. In connection with the issuance of a $2.0 million senior secured note, on September 30, 2008, as more fully discussed below, we entered into a letter agreement which further amended the 2006 Note. Per the terms of the letter agreement, our monthly principal payments will be approximately $0.1 million during the period November 1, 2008 through and including April 1, 2009 and approximately $0.3 million during the period May 1, 2009 through and including January 1, 2010. During 2008, we prepaid approximately $7.9 million of the 2006 Note. On November 26, we further amended the 2006 Note which reduced our monthly principal payments to $66 thousand during the period December 1, 2008 through and including April 1, 2009 and approximately $0.1 million during the period May 1, 2009 through and including January 1, 2010.
To secure our obligations under the financings, we have granted Laurus a first priority security interest in substantially all of our assets and we have pledged all of the issued and outstanding capital stock owned by us in Destron Fearing and certain of our other wholly-owned subsidiaries.
In connection with the financing, we issued Laurus a warrant for the purchase of approximately 0.2 million shares of our common stock at an exercise price of $15.04 per share, which was repriced to an exercise price of $10.80 per share in connection with the Omnibus Amendment and Waiver, which is more fully discussed below, and further repriced on February 29, 2008 and July 21, 2008 to $5.60 and $3.20 per share, respectively, in connection with an Amendment of Warrants and Conditional Consent Agreement, which is more fully discussed below. No other terms of the warrant were modified.
$7.0 Million Secured Non-Convertible Term Note
Concurrently with the closing of the Revolving Facility, we entered into a $7.0 million non-convertible term note (“2007 Note”) with Kallina pursuant to the terms of a Securities Purchase Agreement between us and Kallina. Destron Fearing and certain of its subsidiaries guaranteed our obligations under the 2007 Note and we guaranteed the obligations of Destron Fearing and certain of its subsidiaries under the Revolving Facility.
The 2007 Note, as amended on October 31, 2007, accrued interest at a rate equal to the prime rate plus 3.0%, but no less than 11.0%, called for monthly principal payments of $0.2 million beginning on March 1, 2008 and matures on February 1, 2010. The 2007 Note allows for optional redemption without a prepayment penalty. On February 29, 2008, we entered into a letter agreement, which further amended the 2007 Note, under which we agreed to make a prepayment in the amount of $1.1 million, and as a result, we were not required to make a payment under the 2007 Note until October 1, 2008, at which time we were to restart payments to Kallina of the principal under the 2007 Note of approximately $11 thousand and each month thereafter in the amount of approximately $0.1 million. In connection with the issuance of a $2.0 million senior secured note, on September 30, 2008, as more fully described below, we entered into a letter agreement which further amended the 2007 Note. Per the terms of the letter agreement, our monthly principal payments will be approximately $0.1 million during the period November 1, 2008 through and including April 1, 2009 and approximately $0.2 million during the period May 1, 2009 through and including January 1, 2010. In addition, the interest rate was changed to a fixed rate of 12% per annum. During 2008 we prepaid approximately $5.8 million of the 2007 Note. On November 26, 2008 we further amended the 2007 Note which reduced our monthly principal payments to $42 thousand during the period December 1, 2008 through and including April 1, 2009 and approximately $0.1 million during the period May 1, 2009 through and including January 1, 2010.

In connection with the 2007 Note, we issued Laurus 200,000 shares of the VeriChip common stock that we owned valued at approximately $1.2 million on August 31, 2007 and repriced approximately 0.2 million warrants that we had previously issued to Laurus in August 2006, as is more fully discussed below. No other terms of the warrants were modified. The value of the VeriChip common stock and the repricing of the warrants, which totaled approximately $1.3 million, were recorded as debt issue costs and were being amortized over the life of the 2007 Note as additional interest expense. In addition, we paid Kallina an upfront fee equal to 3.5% of the 2007 Note, which was also being amortized over the life of the 2007 Note as interest expense.
In connection with the February 29, 2008 letter agreement amending the 2006 Note and the 2007 Note, we issued to Valens Offshore SPV II, Corp. (the “VeriChip Lender”), an affiliate of Laurus and Kallina, approximately 29 thousand shares of our common stock valued at approximately $0.2 million. The value of the common stock was recorded as interest expense in 2008.
As a result of the prepayments on the 2006 Note and 2007 Note, we amortized approximately $1.4 million and $0.4 million of debt issue costs and original debt issue discount associated with the 2006 Note and 2007 Note during the year ended December 31, 2008, respectively, which is reflected as interest expense.
$2.0 Million Senior Secured, Non-Convertible Term Note
On September 30, 2008, we entered into a letter agreement with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited (collectively referred to as the “Lenders”) (the “2008 Amendment”) and on October 2, 2008 we issued a $2.0 million senior secured, non-convertible term note (the “2008 Note”) to Valens. The 2008 Note accrues interest at a rate equal to 12% and matures on February 1, 2010. The 2008 Note allows for optional redemption without a prepayment penalty. The 2008 Note also contains certain events of default, whereby, in the event of default, Valens is entitled to an additional 1% interest per month on the outstanding principal balance of the 2008 Note and on all outstanding obligations under the 2008 Note and the related agreements until the event of default is cured. The 2008 Note is secured by the same security interests, stock pledges and subsidiary guarantees as provided for under the 2007 Note and related agreements, as each has been amended by the 2008 Amendment, including a pledge of additional shares of VeriChip that we owned.
In connection with the 2008 Note and 2008 Amendment, we issued Valens approximately 0.2 million shares of our common stock. An agreement entered into by us and Valens restricts Valens from reselling the shares for six months and provides Valens certain registration rights after the six month holding period expires if Valens is unable to resell the shares pursuant to an exemption from registration.
In connection with the November 2008 amendment of certain terms of our 2006 Note and 2007 Note, we agreed to pay the Laurus, Kallina and the Lenders a combined deferred fee of $0.8 million either on the maturity date of the notes or when the notes are prepaid in full or accelerated upon default. The fee is payable either in cash, shares of our common stock or a combination of both. If the fee is paid with shares of common stock, the fee will be based on a 20% discount to the then-current market price of the common stock. The changes effected by the November 2008 amendment were considered substantial modifications in accordance with EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Therefore, all remaining fees, debt discounts and debt issuance costs were required to be expensed during the fourth quarter. The total unamortized amount was approximately $0.7 million and is reflected in interest expense.
The 2006 Note, 2007 Note and the 2008 Note provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the Note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined in the Note. The covenants in the agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market, including the NASD Over the Counter Bulletin Board; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements. In the event of default, the Lenders are entitled to additional interest on the outstanding principal balance of the 2006 Note or 2007 Note, as applicable, in an amount equal to 1% per month.
Omnibus Amendment and Waiver
On October 31, 2007, we entered into an Omnibus Amendment and Waiver, or the Amendment Agreement, among us, the Lenders and VeriChip. The Amendment Agreement amended the 2006 Note and the 2007 Note and the related agreements entered into in connection therewith and provided, among other things, that (i) the aggregate of the monthly amount due on each of the Notes was reduced by a total of $50,000 effective November 1, 2007, (ii) the maturity date on each of the Notes was extended until February 1, 2010, and (iii) the prepayment penalty provision in each of the Notes was no longer applicable. In addition, in connection with an inter-company loan between us and VeriChip under which approximately $12.9 million was outstanding on December 31, 2007 (the “VeriChip Loan”), the Lenders agreed that such loan could be satisfied in full by VeriChip for no less than $10 million plus accrued interest if the satisfaction of the VeriChip Loan was made on or prior to November 1, 2008 and an aggregate of $6 million of any payment amounts was paid by us to the Lenders in satisfaction of the Notes, which amount was reduced to $3 million due to a $3 million prepayment made to the Lenders pursuant to an amendment to the Amendment Agreement dated February 29, 2008. Since the VeriChip Loan was satisfied, the aggregate of the monthly amount due on the Notes was reduced by an additional $50,000 per month.
In connection with the Amendment Agreement, we issued warrants to the Lenders to purchase a total of 0.4 million shares of our common stock. The warrants are more fully described in Note 12. The value of the warrants of approximately $1.7 million was recorded as debt discount and was being amortized to interest expense over the life of the Notes. The remaining value of $0.1 million was recorded as interest expense in the fourth quarter of 2008 as a result of the substantial modification of the Notes described above.

Amendments of Warrants and Conditional Consent to Asset Sales
We entered into an Amendment of Warrants and Conditional Consent to Asset Sales, dated February 29, 2008, among us and the Lenders pursuant to which the Lenders provided a conditional consent to the sale of the capital stock of certain of our wholly-owned subsidiaries, as required under the Securities Purchase Agreement, dated August 24, 2006, among us and the Lenders and the Securities Purchase Agreement, dated August 31, 2007, among us and the Lenders. The consent was conditioned on us obtaining the Lenders’ approval of the terms of each proposed sale, that the purchase price be paid in cash and that no event of default shall have occurred and be continuing under the 2006 Note and the 2007 Note. In addition, all net proceeds in excess of $1.5 million generated from the sale of the capital stock of certain of the our wholly-owned subsidiaries were required to be paid to the Lenders. As consideration for the amendment, we agreed to reduce the exercise price applicable to three warrants previously issued to the Lenders to $5.60 per share. The three warrants were collectively exercisable for a total of approximately 0.5 million shares of our common stock. As a result of repricing the warrants, we recorded additional interest expense of approximately $0.5 million in the three-months ended March 31, 2008. As of December 31, 2008, we sold all of these wholly-owned subsidiaries covered by the consent except for ThermoLife.
On July 21, 2008, we entered into an Omnibus Amendment (“Amendment”) with the Lenders and LV Administrative Services, Inc., the administrative and collateral agent for the Lenders. Under the terms of the Amendment, we agreed to reduce the exercise price of previously issued and outstanding warrants to purchase an aggregate of approximately 0.8 million shares of our common stock on condition that the Lenders exercise such warrants in full in cash within two business days. The exercise prices of the warrants, which ranged from $5.60 to $19.312 per share and had a weighted average exercise price of $6.56 per share, were reduced to an exercise price of $3.20 per share. The Amendment also restricted the number of common shares, issued upon exercise of the warrants, that the Lenders can resell each month.
In connection with the Amendment and to facilitate the exercise of Laurus’ rights under the Replacement Common Stock Purchase Warrant dated July 31, 2003 to purchase approximately 22 thousand shares (“Original Warrant”), we issued Laurus a Common Stock Purchase Warrant to purchase approximately 22 thousand shares (“Replacement Warrant”) in exchange for the Original Warrant. The Replacement Warrant increased the maximum beneficial ownership percentage allowable upon exercise of the warrant from 4.99% to 9.99%. The Replacement Warrant also terminated the registration rights Laurus previously had under the Original Warrant.
On July 22, 2008, the Lenders exercised all of their outstanding warrants to purchase shares of our common stock, or an aggregate of approximately 0.8 million shares of our common stock for approximately $2.3 million in net cash.
Destron Fearing A/S’s Line of Credit
DSD Holding and its wholly-owned subsidiary, Destron Fearing A/S (formerly Daploma International A/S) are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holdings and Destron Fearing A/S amended the borrowing availability from DKK 12.0 million (approximately $2.3 million at December 31, 2008) to DKK 18.0 million (approximately $3.4 million at December 31, 2008). In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2008, the annual interest rate on the Credit Facility was 8.35%. Borrowing availability under the Credit Facility considers guarantees outstanding. At December 31, 2008, there was no additional availability on the Credit Facility. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. We are currently in negotiations with Danske Bank to begin making principal payments starting in the second half of 2009.
Destron Fearing’s 10.25% Senior Secured Debenture and Securities Purchase Agreement
On February 6, 2007, Destron Fearing entered into a Securities Purchase Agreement with two investors to which it sold a 10.25% senior secured debenture (“debenture”) in the original principal amount of $6.0 million and issued five-year warrants to purchase 0.7 million shares of its common stock at a per share exercise price of $2.973. The loan was fully repaid with the proceeds from the 2007 Note. On June 28, 2007, Destron Fearing entered into an amendment of the Securities Purchase Agreement in connection with the sale of OuterLink and as consideration, Destron Fearing exchanged the 0.7 million existing warrants for 0.8 million newly issued seven-year warrants with an exercise price of $1.701. See Note 10 for a discussion of the warrants.
10. Warrants Classified as a Liability
Previously, we issued warrants that were exercisable into 0.1 million shares of our common stock or exchangeable into 0.1 million shares of the Destron Fearing common stock that we own or exercisable/exchangeable into a combination of shares from both companies at the holders’ option. Therefore, in accordance with EITF Issue 00-6 “Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary,” the value of the warrants was required to be recorded as a liability and marked to market each reporting period. We determined the value of the liability each quarter using the Black Scholes valuation model. The liability was subject to a floor amount equal to the original value ascribed to the warrants. During 2007 and 2006, we recorded a de minimus amount of interest expense as a result of such revaluations. On June 30, 2007, the warrants expired. As a result, the value of the warrant liability of approximately $1.2 million was reclassified to additional paid-in-capital during the year ended December 31, 2007.
In February 2007, in connection with a financing, Destron Fearing issued warrants to certain lenders. The warrants contained certain anti-dilution and cash settlement provisions and, accordingly, Destron Fearing accounted for the fair value of the warrants as a derivative liability subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the fair value of the 0.1 million warrants, as calculated using the Black-Scholes valuation model, was $1.3 million using the following assumptions; volatility of 83.13%, risk free interest rate of 4.6%, dividend rate of 0.0% and expected life of 5 years. The fair value of the warrants was recorded as a discount to the debenture and amortized to interest expense over the life of the debenture, which was repaid on August 31, 2007. On June 28, 2007, Destron Fearing entered into an amendment of the Securities Purchase Agreement with certain lenders in connection with the planned sale of OuterLink and as consideration, Destron Fearing exchanged the 0.7 million existing warrants for 0.8 million newly issued seven-year warrants with an exercise price of $1.701. As a result of the exchange Destron Fearing recorded approximately $0.2 million of additional interest expense in 2007. The warrants fair value was required to be revalued at each balance sheet date using the Black-Scholes valuation model with changes in value recorded as income or expense. Approximately $0.6 million of income, net of the expense related to the exchange of the warrants, was recorded in 2007 as a result of the changes in the fair value and replacement of the warrants. On December 20, 2007 and December 24, 2007, Destron Fearing entered into a Securities Exchange Agreement with each of the two warrant holders, whereby Destron Fearing issued a total of 0.8 million shares of its common stock in exchange for the 0.8 million warrants. As a result, the value of the warrant liability of approximately $1.0 million was reclassified to additional paid-in-capital in December 2007.

11. Fair Value of Financial Instruments
Cash and Cash Equivalents
The carrying amount approximates fair value because of the short maturity of those instruments.
Notes Payable and Long-Term Debt
The carrying amount approximates fair value because the current interest rates approximate risk adjusted market rates.
Accounts Payable and Accrued Expenses
The carrying amount approximates fair value.
12. Stockholders’ Equity
On October 30, 2008, our stockholders approved a one-for-eight reverse stock split of our common stock by proportionately decreasing the authorized number of shares of common stock without changing the par value of our common stock. Our shareholders also approved an increase in the number of shares of authorized capital stock to 40 million shares, of which 35 million shares are common stock. The reverse stock split was effective on November 10, 2008 and all shares and options amounts (other than certain Destron Fearing amounts pre-merger) have been adjusted accordingly for all periods.
Warrants Classified as Equity
We have issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

				Balance
			Exercised/	December 31,	Exercise	Date of	Exercisable
Class of Warrants	Authorized	Issued	Forfeited	2008	Price	Issue	Period
Series B	83	83	—	83	$24.504	April 2004	6 years
Series D	83	83	—	83	$37.040	October 2004	7 years
Series E	122	122	—	122	$30.160	June 2005	5 years
Series E	25	25	—	25	$27.728	June 2005	5 years
Class A	215	215	215	—	$3.200	August 2006	7 years
Class C	371	371	371	—	$3.200	October 2007	7 years
Destron Fearing Warrants — Class A	13	13	13	—	$3.200	July 2003	5 years
Destron Fearing Warrants — Class B	6	6	6	—	$3.200	July 2003	5 years
Destron Fearing Warrants — Class C	3	3	3	—	$3.200	July 2003	5 years
Destron Fearing Warrants — Class D	71	71	—	71	$15.086	February 2004	5 years
Destron Fearing Warrants — Class E	169	169	169	—	$3.200	August 2007	7 years

	1,161	1,161	777	384

The Series B warrant was issued in connection with a securities purchase agreement effective April 16, 2004. The Series B warrant is exercisable for approximately 0.1 million shares of our common stock. The exercise price of the Series B warrant, which was originally $26.40 per share, was reduced to $24.504 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the Series B warrant agreement. The Series B warrant vested on April 16, 2005 and expires on April 16, 2010. The Series B warrant agreement provides for anti-dilution provisions that require that the exercise price be adjusted if we issue certain securities at a price below the exercise price then in effect and the number of warrants and the exercise price is required to be adjusted upon the declaration or payment of a dividend or other distribution of our common stock. The total number of shares that can be issued under such provisions is subject to a ceiling.
The Series D warrants were issued in connection with a securities purchase agreement effective October 21, 2004. The Series D warrant is exercisable into approximately 0.1 million shares of our common stock. The exercise price of the Series D warrant, which was originally $40.40 per share, was reduced to $37.040 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreement. The Series D warrant vested on October 21, 2005 and expires on October 21, 2010. The Series D warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.
The Series E warrants were issued in connection with a financing completed on June 10, 2005. Warrants to acquire approximately 92 thousand and 55 thousand shares of our common stock were issued to two investors, respectively. The warrants are exercisable at any time at exercise prices ranging from $29.632 to $32.28 per share. The exercise prices of the warrants were reduced from prices ranging from $27.728 to $30.160 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreements. The warrants vested on June 10, 2005 and expire on June 10, 2010. The Series E warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.

The Class A warrant was issued to Laurus in connection with our financing completed on August 24, 2006. The warrant, which was originally exercisable at an exercise price of $15.04 per share, was reduced to an exercise price of $3.20 per share as a result of the Amendment of Warrants and Conditional Consent to Asset Sales, which is more fully described in Note 9. The warrants were fully exercised on July 22, 2008 as discussed below.
The Class C warrants were issued to certain lenders in connection with the Amendment Agreement, which is more fully described in Note 9. The warrants were originally exercisable at an exercise price of $8.00 per share. The exercise price was reduced to $3.20 per share in connection with the Amendment of Warrants and Conditional Consent to Asset Sales, which is more fully described in Note 9. Our Class A and C warrants and Destron Fearing’s Class A, B, C and E warrants were fully exercised on July 22, 2008 for approximated $2.5 million in cash. As a result of the repricing of the warrants, we recorded approximately $0.6 million on non-cash interest expense during the year ended December 31, 2008.
The Destron Fearing warrants were converted into warrants to acquire shares of our common stock in connection with the DA Merger as more fully discussed in Note 3.
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
Stock Option Plans
We adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. Our estimated forfeiture rates for the year ended December 31, 2006 were based on our historical experience. Upon adoption of FAS 123R we elected to continue using the Black-Scholes option pricing model. During the year ended December 31, 2008, we recorded approximately $0.4 million in compensation expense related to stock options granted to our and our subsidiary employees, directors and consultants, including a de minimis amount associated with certain of our fully-vested stock options, which were modified during the period.
A summary of the status of our and our subsidiary’s stock options as of December 31, 2008, and changes during the three years then ended, is presented below.
During 1996, we adopted a nonqualified stock option plan (“1996 Option Plan”). During 2000, we adopted the 1999 Flexible Stock Plan. With the 2000 acquisition of Destron Fearing Corporation, we acquired one additional stock option plan referred to as the 1999 Employees’ Stock Purchase Plan. During 2003, we adopted the 2003 Flexible Stock Plan. With the acquisition of the minority owners’ interest in Destron Fearing in December 2007, we acquired two additional stock option plans, referred to as the Destron Fearing MAS Plan and the Destron Fearing Stock Option Plan. Upon consummation of the merger between Destron Fearing and us, all outstanding Destron Fearing stock options became fully vested and each of Destron Fearing’s stock options existing on the effective date were converted into options to acquire shares of our common stock at the effective exchange rate of 1.4.
The Destron Fearing MAS Plan, was terminated on February 23, 2006. No new options can be granted under the terminated plan. However, all outstanding options will remain in effect until they are exercised, forfeited or expired. As of December 31, 2008, the Destron Fearing Stock Option Plan had approximately 1.9 million shares of common stock reserved for issuance, of which approximately 1.6 million shares have been issued and approximately 14 thousand remain available for issuance, subject to certain restrictions regarding eligible participants. As of December 31, 2008, awards consisting of options to purchase approximately 1.5 million shares were outstanding under the Destron Fearing Stock Option Plan and awards consisting of options to purchase approximately 82 thousand shares were outstanding under the Destron Fearing MAS Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of our stock at the date of grant; option awards generally vest over three to nine years and have ten-year contractual terms.
Under the 1996 Option Plan, options for approximately 0.1 million common shares were authorized for issuance to certain of our officers, directors and employees. As of December 31, 2008, approximately 0.1 million options have been issued, net of forfeitures, and approximately 6 thousand are outstanding under the Option Plan. The options vest as determined by our board of directors and are exercisable over a period of five years. The Option Plan has been discontinued with respect to any future grant of options. Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is approximately 0.5 million. As of December 31, 2008, 0.4 million options have been granted, net of forfeitures and 73 thousand are outstanding. The options vest as determined by our board of directors and are exercisable over a period of five years.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is approximately 0.9 million. As of December 31, 2008, 0.9 million options have been granted and 0.8 million are outstanding. The options vest as determined by our board of directors and are exercisable over a period of seven to ten years. In addition, as of December 31, 2008, approximately 30,000 shares of common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors’ fees and 50,000 shares of common stock have been granted to our former CEO under the terms of his employment agreement.
The Employees’ Stock Purchase Plan authorizes the grant of options to employees who purchase shares of common stock. As of December 31, 2008, approximately 0.1 million options have been granted, 0.1 million are outstanding and a de minimus amount of shares are available for grant.
We have three additional plans that we acquired in connection with previous acquisitions. As of December 31, 2008, there were approximately 14 thousand options outstanding under the plans. These plans have been discontinued with respect to future grants.
In addition, as of December 31, 2008, we have granted approximately 0.3 million options, net of forfeitures, and have outstanding approximately 0.3 million options which were granted outside of the above plans as an inducement to employment.
A summary of the stock option activity for our stock options plans for 2008, 2007 and 2006 is as follows (in thousands, except per share price data):

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price	of Options	Price
Outstanding on January 1	2,405	$22.44	770	$26.16	811	$34.72
Destron Fearing options converted into our options(1)	—	—	1,665	21.28	—	—
Granted	629	2.59	13	11.04	—	—
Exercised(2)	—	—	(1)	12.00	(3)	10.64
Forfeited	(171)	23.46	(42)	42.56	(38)	236.08

Outstanding at December 31	2,863	18.02	2,405	22.44	770	26.16

Exercisable at December 31(3)	2,245	22.33	2,391	22.48	770	26.16

Vested or expected to vest at December 31	2,833	16.59	2,405	22.27	770	26.16

Shares available on December 31 for options that may be granted	21		285		100

(1)	Includes 1.7 million options assumed in connections with the DA Merger. Theses options had a weighted average exercise price of $21.28 per share as of December 31, 2007.

(2)	The intrinsic value of the stock options exercised in 2006, was approximately $23,000.

(3)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $0.50 at December 31, 2008 based upon the closing price on the Nasdaq Capital Market. As of December 31, 2008, the aggregate intrinsic value was $11 thousand.
The following table summarizes information about our stock options at December 31, 2008 (in thousands, except per share price data):

				Exercisable Stock
	Outstanding Options			Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life in Years	Price	Shares	Price
Digital Angel Stock Plan
$0.0000 to $2.0000	421	8.8	$0.49	61	$0.32
$2.0001 to $4.0000	40	8.2	2.91	9	3.84
$4.0001 to $6.0000	227	9.2	5.23	—	—
$6.0001 to $8.0000	18	8.6	7.44	18	7.44
$8.0001 to $10.0000	22	8.6	8.97	22	8.97
$10.0001 and over	2,135	5.0	23.30	2,135	23.30

Total stock options	2,863	5.9	18.02	2,245	22.33

The weighted average per share fair values of grants made in 2008 and 2007 under our incentive plans was $1.33 and $6.16, respectively. We did not grant any options in 2006. The 2007 fair value does not include Destron Fearing options. For further discussion, refer to Note 3 for the Black-Scholes assumptions used for the Destron Fearing options acquired in the merger. The weighted average per share fair value of options granted or modified by us during the years ended December 31, 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31,
	2008	2007
Estimated option life	5 years	5 years
Risk free interest rate	1.55 — 3.57%	4.97 — 5.00%
Expected volatility	60.00 — 91.51%	60.00%
Expected dividend yield	—%	—%
Restricted Stock Grants
The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.
In August 2008, we issued approximately 40 thousand shares of our restricted common stock to a consultant which fully vested on December 31, 2008. We recorded compensation expense of approximately $0.2 million in 2008 associated with the restricted stock.
In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. The restricted stock vests ratably over five years. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In addition, during the year ended December 31, 2006, we granted 0.1 million shares of restricted stock to directors and officers of ours at the time of the grant. As a result, we recorded compensation expense of approximately $67 thousand, nil and $0.2 million in 2008, 2007 and 2006, respectively, associated with such restricted stock grants.
13. Agreement With Our Former Chief Executive Officer
On December 5, 2006, we finalized and entered into an agreement with Mr. Silverman, our former chairman of the board and CEO, which provided that we pay Mr. Silverman $3.3 million. The agreement was entered into to (i) induce Mr. Silverman to assume the chief executive position at VeriChip, (ii) to allow us the option (with any necessary approvals) to issue certain incentive payments in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the Applied Digital Solutions, Inc. Employment and Non-Compete Agreement dated April 8, 2004, or the ADS/Silverman Employment Agreement, between us and Mr. Silverman. We determined that it was in our best interest to enter into the agreement with Mr. Silverman to motivate him to accept the position as VeriChip’s chief executive officer, to maintain his status on our, Destron Fearing’s, VeriChip’s and IFTH Acquisition Corp., formerly known as InfoTech USA, Inc. (“InfoTech”)’s boards and to motivate him to improve the value of VeriChip. In connection with the aforementioned agreement we recorded a charge of $3.3 million in the fourth quarter of 2006.
On March 14, 2007, we made a partial payment of our obligation to Mr. Silverman under the agreement in the form of 0.1 million shares of our common stock, which shares were issued under our 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, and in cash. These shares were issued under a letter agreement between Mr. Silverman and us dated March 14, 2007. The letter agreement was intended to clarify, modify and partially satisfy certain terms of the agreement, including our election to satisfy a portion of our obligation by issuing the 0.1 million shares with a value as of March 14, 2007 of $0.7 million and a cash payment of $0.3 million. These shares were issued to Mr. Silverman outright with no risk of forfeiture.
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
14. Asset Impairment Testing
As of December 31, 2008, the net carrying value of our goodwill was $8.2 million. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon our annual testing, we recorded impairment charges of approximately $26.9 million in the third quarter of 2008, $25.0 million impairment of goodwill at our Animal Identification reporting unit, which was a result of the recent declines in our equity market capitalization and $1.9 million impairment of goodwill at Destron Fearing’s European business unit as a result of our restructuring efforts. In the fourth quarter of 2008, we recorded approximately $4.1 million of goodwill impairment which related to GTC. In the fourth quarter of 2007, we recorded $4.6 million of goodwill impairment related to our Destron Fearing European business unit. In addition we recorded $9.5 million and $6.6 million, respectively, for the years ended December 31, 2007 and 2006 for impairment charges related to our discontinued operations. See Note 16 for more information about our discontinued operations.
In accordance with FAS 142, upon adoption, we were required to allocate goodwill to our reporting units. Our reporting units and our methodology for assigning goodwill to our reporting units are described in Note 6.
During the third quarter of 2008 and the fourth quarters of 2008, 2007 and 2006, we determined the fair value of our reporting units using discounted cash flow analyses, which are more fully described below.

If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. Management compiled the revenue forecasts, growth rates, gross margin, corporate overhead and tax rates, among other data and assumptions related to the financial projections upon which the valuations were based. The methodology used to determine the residual or terminal enterprise values included the following factors: current leverage; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital, which were used in the discount rate calculations. The assumptions used in the determination of fair value using discounted cash flows were as follows:
•	Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow;

•	Cash flows were projected for five years and added to the present value of the terminal value; and

•	Discount rates ranging from 13% to 26% were used. The rates were determined based on the level of risk associated with a reporting units’ operations and the related degree of certainty of generating future cash flows.
Residual or Terminal Enterprise Value Calculation
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
During the year ended December 31, 2008, we recorded approximately $31.1 million in goodwill and asset impairments. Of this amount, $26.9 million was related to goodwill, as discussed above, $0.8 million related to intangible assets at our Destron Fearing European business unit, $1.9 million related to the impairment of fixed assets throughout our Animal Identification segment, $0.3 million impairment of other assets in our South American business and $1.2 million related to the impairment of our investment in VeriChip. See Notes 5, 6 and 7 for further discussion.
15. Income Taxes
The benefit (provision) for income taxes consists of:

	2008	2007	2006
Current:
United States	$(78)	$(95)	$(184)
International	(40)	(70)	(104)

Current income tax (provision) benefit	(118)	(165)	(288)

Deferred:
United States	—	—	—
International	283	5	486

Deferred income taxes benefit	283	5	486

	$165	$(160)	$198

Destron Fearing has operations in Europe and South America. We consider earnings from our foreign entities to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, we may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2008	2007
Deferred tax assets:
Liabilities and reserves	$1,667	$1,510
Stock-based compensation	3,672	3,232
Property and equipment	825	590
Net operating loss carryforwards	107,555	97,139

Gross deferred tax assets	113,719	102,471
Valuation allowance	(113,559)	(102,223)

	160	248
Deferred tax liabilities:
Property and equipment	30	68
Intangible assets	2,593	2,229

	2,623	2,297

Net Deferred Tax Liabilities	$(2,463)	$(2,049)

The deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31	December 31
	2008	2007
	(in thousands)
Current deferred tax assets	$130	$180
Long-term deferred tax liability	(2,593)	(2,229)

Net Deferred Tax Liabilities	$(2,463)	$(2,049)

The valuation allowance for deferred tax asset increased by $8.5 million and $4.7 million in 2008 and 2007, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and our projected pre-tax income. Our goodwill is not deductible for tax purposes.
Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of (in thousands):

	2008	2007	2006
Domestic	$(50,682)	$(26,139)	$(14,957)
International	(7,752)	(4,287)	(2,040)

	$(58,434)	$(30,426)	$(16,997)

At December 31, 2008, we had aggregate net operating loss carryforwards of approximately $271.3 million for income tax purposes that expire in various amounts from 2013 through 2028. Through December 28, 2007, Destron Fearing filed a separate federal income tax return.
Of the aggregate U.S. net operating loss carryforwards of $262.2 million, $69.3 million relate to Destron Fearing.
Based upon the change of ownership rules under IRC section 382, our separate U.S. net operating loss carryforwards of $262.2 million, of which $69.3 million relates to Destron Fearing, may in the future be significantly limited as to the amount of use in any particular year. This may occur if in the future we issue common stock or additional equity instruments convertible into shares of our common stock, which results in our ownership change exceeding the 50% limitation threshold imposed by that section.
Of the total aggregate net operating loss carryforwards, foreign loss carryforwards are approximately $9.1 million. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity and do not expire.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2008	2007	2006
	%	%	%
Statutory tax/(benefit) rate (1)	(35)	(35)	(34)
Nondeductible intangibles amortization/impairment	20	19	13
State income taxes, net of federal benefits	(2)	(2)	(2)
Non-deductable merger expenses	—	7	—
Foreign tax differences	—	1	1
Change in deferred tax asset valuation allowance (2)	16	10	21
Impact of prior year adjustments (3)	—	—	(1)
Other	—	1	—

	(1)	1	(2)

(1)	Statutory rate increased to 35%, consistent with Destron Fearing’s reporting.

(2)	Substantially attributed to net operating losses.

(3)	Related to the reversal of prior year estimated tax liabilities, which were no longer required.
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
We adopted FIN 48 on January 1, 2007 and its impact upon adoption was to increase our accumulated deficit by approximately $89,000.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

2008
(in thousands)
Gross unrecognized tax benefits at January 1, 2008	$193
Increases in tax positions for current year	74
Lapse in statute of limitations	(66)

Gross unrecognized tax benefits at December 31, 2008	$201

Included in the balance of unrecognized tax benefits at December 31, 2008 are $201,000 of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1 and December 31, 2008, we had accrued $11,000 and $7,000 of interest related to uncertain tax positions, respectively and have accrued no penalties. Our unrecognized tax benefits are largely related to certain state filing positions and are included in other long-term liabilities.
We, in combination with our consolidated subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. During 2008, we completed an Internal Revenue Service examination of 2005. The results of the examination were not material to the financial statements and did not cause a material change to any unrecognized tax position. We do not currently have any examinations ongoing.
16. Discontinued Operations
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech. On September 30, 2007, our board of directors made a decision to sell two of our wholly-owned subsidiaries: Computer Equity Corporation (“Computer Equity”) and Perimeter Acquisition Corp. (“Perimeter”). During the three-months ended March 31, 2008, our board of directors agreed to sell two of our wholly-owned subsidiaries: Florida Decision Corporation (“FDC”, formerly known as Pacific Decision Sciences Corporation) and Thermo Life. During the three-months ended December 31, 2008, our board of directors decided to sell our ownership of VeriChip. InfoTech provided computer hardware and IT services, Computer Equity provided voice, data and video telecommunications products and services, Perimeter sold call center software and related services, FDC provided service relationship management software, Thermo Life is a development company with patented rights to a thin-film thermoelectric generator and VeriChip developed and marketed RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications. The decisions to sell these companies were made as part of management’s strategy to streamline our operations to focus our efforts on the RFID and the GPS and radio communication markets. With the exception of Thermo Life, each of these businesses had been sold as of December 31, 2008.

In addition, on July 2, 2007, Destron Fearing completed its previously announced sale of its wholly-owned subsidiary, OuterLink. OuterLink provided satellite-based mobile asset tracking and data messaging systems used to manage the deployment of aircraft and land vehicles. Pursuant to the terms of the Stock Purchase Agreement, dated May 7, 2007, Destron Fearing sold all of the issued and outstanding shares of OuterLink stock for a purchase price of $1.0 million, subject to certain adjustments, based on OuterLink’s closing balance sheet. Consideration consisted of a cash payment of $0.8 million and a promissory note of $0.2 million which was collected in November 2007. The Stock Purchase Agreement contained customary representations and warranties of the parties and indemnification provisions.
Sale of FDC
Effective June 2, 2008, we sold all of the assets of FDC pursuant to an Asset Purchase Agreement among us, FDC and Customer Service Delivery Platform Corporation (the “Buyer”). The purchase price for the assets was $2.0 million, of which $1.8 million is payable in 48 equal monthly installments pursuant to the terms of a non-interest bearing promissory note, and $0.2 million was related to amounts owed to the buyer and, therefore, credited against the purchase price. The promissory note is secured by all of the assets of the Buyer, including the FDC assets acquired in the transaction.
Sale of Computer Equity
On July 10, 2008, we entered into a Stock Purchase Agreement with Sterling Hallmark, Inc., a California corporation (“Sterling”), whereby we sold all the issued and outstanding stock of Computer Equity to Sterling (the “Sale”). As a result of the Sale, Sterling also indirectly acquired Computer Equity’s wholly-owned subsidiary, Government Telecommunications, Inc. (“GTI”).
Under the terms of the agreement, Sterling paid us $0.6 million — $0.4 million in cash and a secured promissory note in the principal amount of $0.2 million. The secured promissory note was collected in full on August 1, 2008. Intercompany loans between Computer Equity, GTI and us were forgiven by the parties.
In addition, in connection with the Sale, GTI, the Company and Verizon Federal Inc. entered into an amendment (“Amendment”) to the Confidential Settlement Agreement and Release entered into by the same parties on December 19, 2007 (“Settlement Agreement”). The Amendment, among other things, released us from our guaranty of GTI’s obligations under the Settlement Agreement. Therefore, as a result of the Sale and the Amendment, we are no longer liable for GTI’s obligations under the Settlement Agreement, as amended. In addition, we and Sterling entered into a Noncompetition and Confidentiality Agreement, whereby we are prohibited, among other things, from engaging in certain competing business activities and soliciting Sterling’s customers and employees for a period of two years.
As a result of the Computer Equity transaction, we recorded a gain of approximately $3.4 million in the three-months ended September 30, 2008, which was included in our results from discontinued operations.
Sale of 49.94% ownership in InfoTech
On July 31, 2008, pursuant to a Stock Purchase Agreement between us and Blue Moon Energy Partners LLC, we sold 2,570,000 shares of InfoTech which constitutes all of the shares of InfoTech owned by us, to Blue Moon. The consideration paid by Blue Moon to us under the Agreement was $0.4 million. Blue Moon is managed by Scott R. Silverman, a former executive officer of VeriChip at the time, current stockholder of the Company and chairman of VeriChip’s board of directors, and William J. Caragol, a current executive officer of VeriChip and stockholder of the Company and therefore, this is a related party transaction.
Sale of 45.6% ownership in VeriChip
On November 12, 2008, we entered into a Stock Purchase Agreement with R&R Consulting Partners, LLC (a company controlled by Scott Silverman) and Scott Silverman (a past executive officer and director of us and VeriChip and current Chairman of the Board of VeriChip) (collectively, the “Stock Buyers”), whereby we sold all 5,355,556 shares of VeriChip we owned to the Stock Buyers for approximately $0.8 million in cash.
As a result of the sales of InfoTech, Computer Equity, Perimeter, FDC, VeriChip and OuterLink, and our board of director’s decision to sell ThermoLife, the financial condition, results of operations and cash flows of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented. As discussed in Note 9, we no longer owned a majority of the outstanding stock of InfoTech and VeriChip beginning in the first quarter of 2008. Therefore, InfoTech and VeriChip’s summarized operating data and changes in assets and liabilities are presented under the equity method of accounting during 2008.

Results of discontinued operations for each of the three years ended December 31, 2008, 2007 and 2006 are presented below.

	Years Ended December 31,
	2008	2007	2006
		(in thousands)
Revenue	$8,948	$67,316	$68,635
Cost of sales	5,447	36,587	39,809

Gross profit	3,501	30,729	28,826

Selling, general and administrative expenses	2,870	32,393	28,568
Research and development expenses	144	5,053	5,505

Operating income (loss)	487	(6,717)	(5,247)

Gain on sale of asset	3,174	1,559	—
Asset impairment	—	(9,538)	(6,629)
Interest and other income (expense), net	4	6,359	(404)
Interest expense	(144)	(402)	(378)
Equity in loss of affiliates	(3,263)	—	—

Income (loss) before income taxes, minority interest and gain (loss) on capital transactions of subsidiaries	258	(8,739)	(12,658)

Income taxes	—	1,043	(260)
Minority interest	—	4,311	1,331
Gain (loss) on capital transactions of subsidiaries	—	3,766	(1,949)
(Loss) gain attributable to changes in minority interest as a result of capital transactions of subsidiaries	—	(5,565)	301

Income (loss) from discontinued operations	$258	$(5,184)	$(13,235)

Income (loss) from discontinued operations per common share — basic and diluted	$0.02	$(0.60)	$(1.57)
Weighted average number of common shares outstanding — basic and diluted	15,189	8,640	8,417
The results above do not include any allocated or common overhead expenses. In 2008, we recorded a gain on the sale of Computer Equity of approximately $3.4 million, which was partially offset by a write off of investment of approximately $0.2 million. We realized a gain on the sale of OuterLink of approximately $1.7 million in 2007, which was partially offset by a loss of approximately $0.1 million on the sale of a portion of Perimeter’s business during 2007. The gain on the sales of Computer Equity and OuterLink did not result in a provision for income taxes due to federal and state net operating losses and carry forwards. As a result of our decision to sell Computer Equity in 2007 and our estimate of its fair market value, we recorded a goodwill impairment charge of approximately $9.5 million during 2007. In the year ended December 31, 2006, we recorded approximately $6.4 million of a goodwill impairment charge related to Computer Equity as a result of our annual review. Included in interest and other income (expense), net during the year ended December 31, 2007 is approximately $5.4 million of income related to the reversal of liabilities that we no longer had an obligation to pay associated with our Intellesale and other non-core businesses.
In accordance with FAS 144, any additional operating losses for ThermoLife or changes in the values of its assets or liabilities, as well as any gain or loss on the sale will be reflected in our financial condition and results of discontinued operations as incurred.

Gain/Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiaries
The issuances of stock by VeriChip and InfoTech have also given rise to losses as a result of the dilution of our ownership interest in these subsidiaries.
The following is a summary of the capital transactions of VeriChip for 2007 and 2006:

	2007	2006

Issuances of common stock for restricted stock, stock options and warrants	1,169	500
Issuances of common stock in IPO	3,100	—
Repurchase of common stock	(181)	—

Total issuances of common stock	4,088	500

Proceeds from stock issuances	$12,494	$—
Average price per share	$2.95	$—
Beginning ownership percentage of VeriChip	91.7%	100.0%
Ending ownership percentage of VeriChip	52.8	91.7

Change in ownership percentage	(38.9)%	(8.3)%

Gain (loss) on capital transactions of VeriChip	$3,787	$(1,954)
(Loss) gain attributable to changes in minority interest as a result of	$(5,809)	$368
capital transactions of VeriChip
InfoTech’s (loss) gain on capital transactions was approximately $(21) thousand and $5 thousand for the years ended December 31, 2007 and 2006, respectively. The gain (loss) attributable to changes in minority interest as a result of capital transactions of InfoTech for the years ended December 31, 2007 and 2006 was approximately $0.2 million and $(0.1) million, respectively. Our ownership in InfoTech remained consistent at 52.0% in 2007 but decreased from 52.5% to 52.0% during 2006.

The net assets of discontinued operations as of December 31, 2008 and 2007 were comprised of the following:

	December 31,
	2008	2007
	(in thousands)
Current assets:
Cash	$—	$8,061
Accounts receivable	—	10,681
Inventory	—	2,242
Other current assets	5	2,519

Total current assets	5	23,503
Property and equipment, net	32	1,279
Goodwill and intangibles, net	—	34,403
Deferred offering costs	—	—
Other assets, net	—	47

Total assets	$37	$59,232

Current liabilities:
Notes payable	$—	$2,530
Accounts payable	—	3,619
Accrued expenses and other current liabilities	10	5,476
Deferred revenue	—	2,241

Total current liabilities	10	13,866
Notes payable	—	2,406
Deferred revenue	—	225
Deferred taxes	—	3,808
Other long-term liabilities	—	—

Total liabilities	10	20,305

Minority interest	—	13,157

Net assets of discontinued operations	$27	$25,770

In addition, Thermo Life has granted options under its two plans which have been discontinued with respect to future grants. As of December 31, 2008, 9 thousand options have been granted net of forfeitures and all are outstanding. These stock options have no intrinsic value as of December 31, 2008.
17. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	2008	2007	2006
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(58,391)	$(26,836)	$(13,974)
Income (loss) from discontinued operations	258	(5,184)	(13,235)

Net loss attributable to common stockholders	$(58,133)	$(32,020)	$(27,209)

Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	15,156	8,640	8,417

Loss per share — basic and diluted
Continuing operations	$(3.85)	$(3.11)	$(1.66)
Discontinued operations	0.02	(0.60)	(1.57)

Total — basic and diluted	$(3.83)	$(3.71)	$(3.23)

(1)	The following stock options and warrants outstanding as of December 31, 2008, 2007 and 2006 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2008	2007	2006
	(in thousands)
Stock options	2,863	2,405	770
Warrants	384	1,162	582
Restricted stock	31	3	6

	3,278	3,570	1,358

18. Commitments and Contingencies
Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $1.9 million, $1.1 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The approximate minimum payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2008, are as follows (in thousands):

Minimum
Rental
Payments
Year:
2009	$1,634
2010	1,312
2011	914
2012	421
2013	415
Thereafter	11,968

$16,664

Krawitz Employment Agreement
Effective December 31, 2007, in connection with the DA Merger, Michael E. Krawitz was terminated as our president and CEO and director. Effective December 6, 2006, we entered into an employment agreement with Michael E. Krawitz, (the “Krawitz Employment Agreement”). The Krawitz Employment Agreement provided that Mr. Krawitz as our CEO, would receive an annual base salary of $350,000 and discretionary increases. Mr. Krawitz was also entitled to a discretionary annual bonus to be determined by our board of directors and other fringe benefits. In addition, it provided for the grant of 12,500 shares of our common stock to Mr. Krawitz under an applicable stock incentive plan previously approved by our stockholders, with 6,250 of the shares vesting immediately and 6,250 of the shares restricted and subject to substantial risk of forfeiture in the event that the ADS/Krawitz Employment Agreement was terminated by Mr. Krawitz, or terminated by us for cause, as defined in the agreement, on or before December 31, 2008. If Mr. Krawitz’s employment was terminated a payment of $1.5 million was due, unless his employment was terminated because he resigned (not in connection with a constructive termination or in connection with a change of control) or was terminated for cause. The Krawitz Employment Agreement also provided that, upon termination of the agreement, Mr. Krawitz would cooperate with any transition and may not compete with us and, in consideration for that cooperation and non-compete, he was to be paid $250,000. Any outstanding stock options held by Mr. Krawitz as of the date of the termination or change of control became vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and cooperation and non-compete payments made in connection with the Krawitz Employment Agreement were allowed to be paid in stock at our option, subject to shareholder approval, which was received in November 2007.
As a result of Mr. Krawitz termination on December 31, 2007, Mr. Krawitz was entitled to severance in an amount equal to approximately $1.7 million under the terms of an the Krawitz Employment Agreement. Pursuant to the Krawitz Employment Agreement, on December 28, 2007, we established a Rabbi Trust and subsequently deposited $1.7 million worth of our common stock, or 0.4 million shares, into the Rabbi Trust. The number of shares of our common stock due was calculated based upon the average closing price of one (1) share of our common stock for the ten (10) trading days preceding the day in which our common stock was issued, or December 31, 2007. On July 2, 2008, approximately 0.2 million shares, net of approximately $0.8 million worth of shares withheld for withholding taxes, were released from the Rabbi Trust and issued to Mr. Krawitz and on January 6, 2009, approximately 0.5 million shares were released from the Rabbi Trust and issued to Mr. Krawitz.
Joseph Grillo Employment Agreement
Effective as of January 1, 2008, in connection with Mr. Grillo’s appointment as our CEO and president, we entered into an employment agreement with Mr. Grillo (the “Employment Agreement”), which provides that Mr. Grillo will receive a base salary of $375,000 (Mr. Grillo has voluntarily agreed to reduce his salary for 2009 by 10%) and is eligible to receive an annual bonus, subject to approval of our board, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus will be determined upon his performance in the following areas with related metrics and goals to be approved by the board at the beginning of each performance year; company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that the board may establish. In addition, Mr. Grillo was given a stock option to purchase 68,750 shares of our common stock, which vests ratably over the next three years, at a price per share of $5.36, the closing price of a share of our common stock on the date of grant. The Employment Agreement also provides that, if we terminate Mr. Grillo’s employment without cause or Mr. Grillo terminates his employment for good reason or due to a change in control, Mr. Grillo will receive a payment equal to the sum of one and a half times his base salary.
In addition, on January 30, 2008, pursuant to approval of the Compensation Committee of our board, a stock option grant exercisable for 27,370 shares of our common stock was made to Mr. Grillo. The option has an exercise price of $5.04, the closing price of a share of our common stock on the grant date, and expires ten years after the grant date. The option vests in five equal installments of 5,474 shares on each of January 3, 2009, 2010, 2011, 2012 and 2013.
We have written employment arrangements with several of our officers, some of which provide for bonus, severance and change of control payments. Salaries under the agreements amount to $1.3 million for 2009. All of our employment agreements are for “at will” employment.

Incentive and Recognition Policy
Beginning with the year-ended December 31, 2004, our board of directors authorized and adopted an Incentive and Recognition Policy (“IRP”). The IRP is designed to motivate senior management to achieve goals that, in the judgment of the Compensation Committee of the board of directors, are important to our long-term success. Under the IRP, cash bonuses of approximately $0.7 million and $1.4 million were earned in 2007 and 2006, respectively, by certain of our executive officers, including the amounts paid to Messrs. Silverman and Krawitz for 2006 as discussed below.
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
On March 11, 2008, the Compensation Committee of our board established the Annual Targets for the 2008 fiscal year for our Annual Incentive Plan (the “Plan”). The Plan replaces the IRP Plan. The targets are based on the following metrics: revenue, operating income, cash generation and achievement of individual targets outlined in a Management By Objectives record for each participant. Under the Plan, the Compensation Committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except the CEO, Joseph Grillo, is not eligible to participate, his incentive compensation determined instead by reference to his contract terms. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the CEO. The maximum award under the Plan varies based upon the participant’s level and performance. Target bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation Committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants. We have not yet finalized the incentive compensation to be paid under the Plan for 2008; however, the bonus accrual was estimated based on the achievement of the various targets. In addition, we have not yet determined the parameters of our 2009 Annual Incentive Plan.
Amendment to Schering-Plough Supply and Distribution Agreement
On January 5, 2008, Destron Fearing entered into Amendment No. 1 to the Product Supply and Distribution Agreement dated February 13, 2007 (the “Amended Agreement”), by and between Destron Fearing and Schering-Plough Home Again LLC (“Schering-Plough”). The Amended Agreement governs the terms pursuant to which Destron Fearing has agreed to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. During the term of the Amended Agreement, Destron Fearing will exclusively manufacture, supply and sell to Schering-Plough and Schering-Plough will exclusively purchase from Destron Fearing certain Products (as defined in the Amended Agreement). The Amended Agreement contains, among other things, minimum purchase requirements by Schering-Plough. The Amended Agreement prohibits Destron Fearing from manufacturing, supplying or selling the Products to any other person, governmental authority or entity in the Territory (as defined in the Amended Agreement). The initial term began February 13, 2007 for a period of 24 months with an option for Schering-Plough to extend the term for an additional 12 months. The Amended Agreement also grants to Schering-Plough exclusive distribution, marketing and sale rights to Destron Fearing’s RFID products in the Companion Animal market in the Territory and non-exclusive distribution, marketing and sale rights to Destron Fearing’s RFID Biotherm Product in certain markets in the subject to a maximum amount of units. In March 2009, the Amended Agreement was extended, without material modification, to June 30, 2009.
Destron Fearing’s RME Supply Agreement
Destron Fearing relies on a sole source production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. The subsidiary utilizes Destron Fearing’s equipment in the production of the microchips. On April 28, 2006, Destron Fearing entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders. This agreement expires on June 30, 2010.
19. Profit Sharing Plan
We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. In 2008, we began providing matching contributions to the 401(k) Plan of up to 4% of our employees’ contributions for a total of approximately $0.2 million during the year ended December 31, 2008. Destron Fearing provided a discretionary employer match up to 4% of its employees’ contributions. Destron Fearing’s expense related to the plan was approximately $0.1 million, $0.2 million and $0.2 million for each of the years ended December 31, 2008, 2007, and 2006. In 2009, we and Destron Fearing discontinued the employer match but have the option of reinstating it when appropriate.
Signature has a defined contribution pension plan. The expense relating to the plan was approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.
20. Legal Proceedings
For pending legal matters, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position.

Vasa Suit
On or about January 21, 2004, Mr. Vasa and his family partnerships, the majority shareholder of FDC’s predecessor at the time we acquired that company, filed a complaint against us and FDC in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for breach of contract and the implied covenant of good faith and fair dealing. Plaintiffs sought damages arising from the purported delay in the registration of the shares they received in connection with our acquisition of FDC’s predecessor. Trial in this case was set to commence on October 15, 2007. On September 28, 2007, the parties entered into a memorandum of settlement, and on November 8, 2007, the parties entered into a Settlement Agreement and General Release, or the Settlement Agreement.
Under the terms of the Settlement Agreement, we are required to issue restricted shares of our common stock to Engstrom, Lipscomb & Lack, or ELL, valued at an aggregate of $2.1 million, with issuances spread over five installments in the following values on the following dates: $0.5 million on completion of the settlement, $0.5 million on October 15, 2008, $0.4 million on October 15, 2009, $0.4 million on October 15, 2010 and $0.3 million on October 15, 2011. The number of restricted shares issued in each installment will be based on the based on the average closing price per share of our common stock for the 10 consecutive trading day period preceding the date of issuance and will be issued in compliance with Rule 144. During the year ended December 31, 2008 and 2007, we issued approximately 0.2 million and 93 thousand shares of our common stock, respectively.
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
Chemring Suit
In July 2008, our subsidiary Signature filed a claim against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We have not paid the final deferred purchase price payment of approximately $1.0 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. The parties have agreed upon a mutually beneficial settlement of this dispute, subject to execution of definitive documents.
Artigliere Suit
On July 10, 2008, Jerome C. Artigliere, a former executive of ours, commenced an action against us and VeriChip in Florida State court. The lawsuit alleges, among other things, that Mr. Artigliere holds options to acquire shares of VeriChip and has been denied the right to exercise those options, and further alleges that the failure to timely register shares of the Company owned by Artigliere is a breach of his alleged contractual rights resulting in alleged damages. On March 3, 2009, we entered into a definitive settlement agreement with Mr. Artigliere, pursuant to which we shall pay to Mr. Artigliere the total sum of approximately $0.3 million, which has been accrued for as of December 31, 2008, in exchange for a full release and waiver of claims. The note payable to Mr. Artigliere will be paid over a three year term in equal monthly installments consisting of principal and interest beginning April 1, 2009. The note payable bears an annual interest rate of 3.25% and the present value is approximately $0.2 million at December 31, 2008. Consistent with the settlement terms, this case has been dismissed with prejudice.
21. Segment Information
We currently operate in two business segments: Animal Identification and Emergency Identification. For further information on our segments and their principal products and services, refer to Note 1.
The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on stand-alone segment operating income as presented below.

	2008 (in thousands)
				Total from
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations

Revenue from external customers	$38,501	$39,671	$—	$78,172
Intersegment revenues	—	—	—	—

Total revenues	$38,501	$39,671	$—	$78,172

Depreciation and amortization (1)	$3,129	$1,259	$26	$4,414
Interest and other income (expense)	1,015	—	1,707	2,722
Interest expense	(3,248)	(157)	(7,487)	(10,892)
Operating (loss) income	(41,716)	114	(8,662)	(50,264)
Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	(43,949)	(44)	(14,441)	(58,434)

Goodwill, net	3,310	5,076	—	8,386
Segment assets from continuing operations	28,809	27,459	7,901	64,169
Expenditures for property and equipment	579	1,615	—	2,194

	2007 (in thousands)
				Total from
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations

Revenue from external customers	$43,749	$34,045	$—	$77,794
Intersegment revenues	76	—	(76)	—

Total revenue	$43,825	$34,045	$(76)	$77,794

Depreciation and amortization (1)	$1,601	$904	$101	$2,606
Interest and other income (expense)	1,608	—	(1,164)	444
Interest expense	(3,986)	(166)	(2,568)	(6,720)
Operating (loss) income	(15,746)	252	(9,347)	(24,841)
(Loss) income from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	(18,124)	86	(12,388)	(30,426)

Goodwill, net	30,573	4,621	—	35,194
Segment assets from continuing operations	70,863	30,721	6,820	108,404
Expenditures for property and equipment	783	725	4	1,512

	2006 (in thousands)
				Total from
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations

Revenue from external customers	$37,702	$16,351	$—	$54,053
Intersegment revenues	356	—	(356)	—

Total revenue	$38,058	$16,351	$(356)	$54,053

Depreciation and amortization (1)	$1,403	$480	$113	$1,996
Interest and other income	364	4	1,366	1,734
Interest expense	(405)	(60)	(2,611)	(3,076)
Operating loss	(4,007)	(1,174)	(10,474)	(15,655)
Loss from continuing operations before provision for income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	(4,048)	(1,230)	(11,719)	(16,997)

Goodwill, net	52,639	2,138	—	54,777
Segment assets from continuing operations	81,358	10,159	6,397	97,914
Expenditures for property and equipment	1,789	1,091	4	2,884

(1)	Depreciation and amortization includes $2.1 million, $1.5 million and $1.1 million included in cost of sales in 2008, 2007 and 2006, respectively.
For the years ended December 31, 2008, 2007 and 2006, Destron Fearing had one customer, Schering Plough Animal Health, Inc., which accounted for approximately 19%, 34% and 15% of its revenues, respectively.

Goodwill by segment for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Animal	Emergency
	Identification	Identification	Corporate	Total

Balance — December 31, 2006	$50,077	$3,154	$1,546	$54,777

Acquisitions	20,125	7,211	—	27,336
Adjustment to carrying value of minority interest	(12,049)	(3,876)	—	(15,925)
Adjustment to purchase price allocation	(25,154)	(1,305)	—	(26,459)
Impairment	(3,086)	—	(1,546)	(4,632)
Other adjustments	97	—	—	97

Balance — December 31, 2007	30,010	5,184	—	35,194

Acquisitions	4,165	—	—	4,165
Adjustment to purchase price allocation	(141)	614	—	473
Impairment	(31,006)	—	—	(31,006)
Foreign currency and other adjustments	282	(722)	—	(440)

Balance — December 31, 2008	$3,310	$5,076	$—	$8,386

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United		South
	States	Europe	America	Total
2008
Net revenue	$29,275	$47,839	$1,058	$78,172
Property and equipment, net	5,764	2,829	241	8,834

2007
Net revenue	$37,059	$39,591	$1,144	$77,794
Property and equipment, net	6,792	4,818	404	12,014

2006
Net revenue	$32,566	$20,791	$696	$54,053
Property and equipment, net	5,877	4,242	220	10,339
22. Related Party Transactions
The following related party transactions are eliminated in consolidation of ours and our subsidiaries results of operations.
Agreement between VeriChip and Destron Fearing
VeriChip and Destron Fearing executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007. Under this agreement, Destron Fearing was VeriChip’s sole supplier of human-implantable microchips. VeriChip’s purchases of product under the supply and development agreement were approximately $12 thousand, $0.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective November 12, 2008, the supply and development agreement, as amended, was terminated.
Intercompany Loan Agreement with VeriChip
VeriChip financed a significant portion of its operations and investing activities primarily through funds that we provided. On December 27, 2005, we and VeriChip entered into the VeriChip Loan to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum and further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.

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
On December 20, 2007, we entered into a letter agreement with VeriChip, (the “December 2007 Letter Agreement”), which was amended on February 29, 2008, which is more fully discussed below, whereby VeriChip was required to pay $0.5 million to us by December 21, 2007. In addition, VeriChip could prepay the outstanding principal amount before October 30, 2008 by providing us with $10.0 million plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the letter agreement and the date of such prepayment. VeriChip was also required to register for resale all shares of VeriChip common stock that we owned with the SEC and all applicable states within 120 days following the prepayment of the outstanding principal amount.
On February 29, 2008, VeriChip obtained financing in the form of an $8.0 million secured term note (the “VeriChip Note”), with the VeriChip Lender. In connection with the VeriChip financing, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, under which security provided by VeriChip to us to secure the VeriChip Loan was subordinated in right of payment and priority to the payment in full due to the VeriChip Lender by VeriChip. In addition, Destron Fearing entered into a letter agreement with VeriChip, dated February 29, 2008, which provided that, in connection with the Supply Agreement, between Destron Fearing and VeriChip, the VeriChip Lender was entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by Destron Fearing and the right to require Destron Fearing to manufacture the Developed Products and supply such Developed Products, provided however, that the VeriChip Lender could not exercise any rights under the Supply Agreement unless an event of default had occurred and was continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complied with the Supply Agreement and all applicable laws.
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
As consideration for providing financing to VeriChip, which in turn enabled VeriChip to make the $5.0 million prepayment us, we issued to the VeriChip Lender 28,750 shares of our common stock. We used $3.0 million of the $5.0 million prepayment to repay a portion of the 2006 Note and the 2007 Note, as more fully discussed in Note 9.
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
VeriChip’s Stock Purchase Agreement
On May 15, 2008, VeriChip entered into a stock purchase agreement (the “VeriChip SPA”) to sell its wholly-owned subsidiary Xmark Corporation (“Xmark”) to The Stanley Works (“Stanley”) for $45 million in cash (the “Transaction”). In connection with the Transaction, we entered into the three following agreements with Stanley:
•	A Voting Agreement (the “Voting Agreement”) in which we granted an irrevocable proxy in favor of the Transaction and against any alternative proposal. The Voting Agreement limited our ability to transfer shares of stock we held in VeriChip or vote for any alternative deal during the period prior to the consummation of the Transaction.

•	A Guarantee (the “Guarantee”) in favor of Stanley holding Stanley harmless from certain liabilities under the VeriChip SPA.

•	A Non-Competition Agreement (the “Non-Competition Agreement”) in which we agreed that we would not compete with Xmark for 3 years following the consummation of the Transaction. We do not operate in any of these businesses today. The Non-Competition Agreement terminates upon a Change in Control Effective Date (as defined in the Non-Competition Agreement).
On May 15, 2008, we also entered into a letter agreement (the “Intercompany Letter Agreement”) with VeriChip, in which we and VeriChip agreed, among other things, that (i) we were permitted to name up to three designees to the Board of Directors of VeriChip after the closing of the Transaction, all of which were required to be independent with the exception of Joseph J. Grillo, our President and Chief Executive Officer; (ii) VeriChip agreed to pay up to $250,000 of our expenses related to the Transaction and to pay us a Guarantee Fee of $250,000; (iii) VeriChip limited all bonus payments to those scheduled, with any changes or new payments to be pre-approved by us; (iv) Scott Silverman, the Chairman of the Board and Chief Executive Officer of VeriChip, entered into a separation agreement with VeriChip; and (v) we continue to have access to VeriChip’s financial information. The Intercompany Letter Agreement provided that the VeriChip SPA and the transactions contemplated thereby did not constitute an event of default under the (i) Commercial Loan Agreement dated December 27, 2005, as amended, between us and VeriChip, (ii) Security Agreement dated December 27, 2005, as amended, between us and VeriChip, and (iii) Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007, as amended, from VeriChip in favor of us.
On the same date, we entered into a Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with Laurus, Kallina and the Lenders, in which the Laurus, Kallina and the Lenders gave their consent to our entrance into the Guarantee and the Voting Agreement. The Consent and Waiver Agreement sets forth changes to our term loan agreements with the Lenders and also provided that we prepay a portion of our debt held by the Laurus, Kallina and the Lenders from the proceeds of the Transaction.

On July 18, 2008, VeriChip completed the transactions contemplated by the VeriChip SPA and sold Xmark for $47.9 million in cash including the $2.9 million of excess working capital. From the proceeds of the sale, VeriChip paid us approximately $5.3 million on July 18, 2008, $4.8 million of which was to prepay all of VeriChip’s outstanding obligations to us under the VeriChip Loan, as amended, and $0.5 million was the reimbursement of transaction expenses and the guarantee fee per the terms of the Intercompany Letter Agreement. The $4.8 million debt repayment reflects the prepayment discount as discussed above. As a result of the prepayment discount granted by us, we recorded a loss on settlement of debt of approximately $2.5 million. In addition, pursuant to the Intercompany Letter Agreement, our chief executive officer, Joseph Grillo was appointed chairman of the board of directors of VeriChip effective July 18, 2008, replacing Scott R. Silverman, a position he held until December 2008. We repaid $3.2 million of our debt with Laurus with the funds received.
On September 2, 2008, we received a special dividend of approximately $7.2 million in cash from VeriChip. Approximately $5.8 million of the cash received was applied to debt repayment. See Note 5 for further discussion.
Transition Services Agreement
On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip’s initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. The term of the amended and restated agreement was to continue until such time as VeriChip requested that we cease performing the transition services, provided that we were not obligated to continue to provide the transition services for more than twenty-four months following the effective date. The services that were provided by us under the amended and restated transition services agreement were the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services. Effective January 1, 2008, the monthly cost was reduced further and varied each month. The cost of these services to VeriChip was $0.1 million, $0.5 million and $0.8 million in the years ended December 31, 2008, 2007 and 2006, respectively. Effective November 12, 2008, the transition services agreement, as amended, was terminated.
The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of VeriChip’s executive officers and certain executive officers of ours. These executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by us for payment of such services to third parties. However, these costs may not necessarily be indicative of the costs which would have been incurred by VeriChip as an independent stand alone entity.

Satisfaction of Loan Agreement With InfoTech
On May 15, 2007, we and InfoTech entered into a Satisfaction of Loan Agreement (“SLA”). On or about June 27, 2003, InfoTech, our majority-owned subsidiary, made a loan to us in the original principal amount of $1.0 million. The loan was scheduled to mature on June 30, 2007. In full satisfaction of our obligations under the loan and the related documents, we and InfoTech entered into the SLA where we agreed to issue and deliver to InfoTech 0.1 million shares of our common stock. We were obligated to continue to pay InfoTech interest in cash on the sum of $1.0 million at the existing rate per annum under the note, which was 16%, until the date the shares were registered. The shares were registered on June 11, 2007. Since the value of the 0.1 million shares issued to InfoTech exceeded $1.0 million on the effective date of the registration statement, InfoTech was required to promptly return to us the number of shares valued in excess of the $1.0 million as of that date, or approximately 13 thousand. As of December 31, 2007, InfoTech sold 25 thousand of these shares for net proceeds of $0.3 million and it recorded a loss on the sale of the shares of approximately $23,000. In addition, during 2007, InfoTech was required to record an unrealized loss of approximately $0.4 million representing the reduction in the fair market value of the shares on the date of the effectiveness of the registration statement, which value was $11.28 per share, and the value of the 0.1 million unsold shares as of December 31, 2007, of $3.36 per share. Because such realized and unrealized losses resulted from transactions in our own common stock, they were eliminated upon the consolidation of InfoTech and our operating results, and accordingly, they are not reflected in the consolidated financial statements. The value of our common stock held by InfoTech as of December 31, 2007, was approximately $0.6 million and these shares were reflected in the consolidated balance sheet as treasury stock. As of December 31, 2008, these shares were retired.
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
Sale of VeriChip Shares
On November 12, 2008, we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with R&R Consulting Partners, LLC (a company controlled by Scott Silverman) and Scott Silverman (a past executive officer and director of the Company and VeriChip Corporation and the current Chairman of the Board of VeriChip) (collectively, the “Stock Buyers”), whereby we sold all 5,355,556 shares of VeriChip we owned to the Stock Buyers for approximately $0.8 million in cash. The stock sold represented approximately 45.6% of VeriChip’s issued and outstanding shares of common stock. The proceeds from the sale, less expenses, were used for debt repayment.
In addition, we entered into an Asset Purchase Agreement with VeriChip (“Asset Purchase Agreement”), whereby VeriChip acquired certain assets used or useful in the operation of the business of human-implantable passive radio-frequency products (“Human RFID Business”) in exchange for $0.5 million in cash. Under this agreement, among other things, VeriChip was assigned certain patents, obtained the right not to be sued by us for use of certain other patents held by us, was granted a license to use certain trade secrets and business know-how related to the Human RFID Business and was assigned our rights in the Glucose Sensor Development Agreement dated January 1, 2008 between us, VeriChip and Receptors, LLC. The proceeds from the sale, less expenses, were used for debt repayment.
Pursuant to the terms of the Asset Purchase Agreement, Joseph J. Grillo, our Chief Executive Officer and President, resigned as the Chairman of the Board of Directors of VeriChip. In addition, several agreements were terminated including the 2006 Tax Allocation Agreement dated as of December 21, 2006 between us and VeriChip, the Letter Agreements dated May 15, 2008 and December 17, 2007 between us and VeriChip and the Amended and Restated Supply, License and Development Agreement dated as of December 27, 2005, as amended, between Destron Fearing and VeriChip.
In connection with these transactions, we entered into a sublease with InfoTech and a former affiliate of ours, whereby InfoTech subleased from us our former headquarters located in Delray Beach, FL and purchased lease prepayments made by us for approximately $0.2 million in cash. Blue Moon Energy Partners, LLC, which is managed by Scott Silverman and William J. Caragol, a current executive officer of VeriChip, is a majority owner of InfoTech. On November 14, 2008, we also entered into a purchase order with VeriChip whereby they acquired certain inventory related to the Human RFID Business for approximately $0.2 million in cash. The proceeds from these two transactions were used for working capital.
Purchase Agreement with Blue Moon
In July 2008, we entered into a purchase agreement with Blue Moon, whereby we sold all our shares of InfoTech. The partners of Blue Moon are current or former VeriChip executives or directors and current stockholders of the Company. See Note 16 for a further discussion.
Private Placement Sale with Certain Directors
On January 19, 2009, several of our directors agreed to purchase an aggregate of approximately 0.3 million shares of our common stock in exchange for an aggregate of approximately $0.1 million in cash in accordance with the terms of a Private Placement. The purchase price of the shares was $0.50 per share, based on the closing price of our common stock on the prior business day, which was January 16, 2009. The sales were closed on January 20, 2009.
Share Exchange with the Former Shareholders of Destron Fearing A/S
We and the former shareholders of Destron Fearing A/S exchanged, per the terms of a share exchange agreement dated April 12, 2006, shares of our common stock for shares of Destron Fearing’s common stock that the former shareholders of Destron Fearing A/S received in connection with a buyout agreement between the former shareholders of Destron Fearing A/S and Destron Fearing. One of the former shareholders of Destron Fearing A/S, LANO Holdings Aps, is 100% owned by Lasse Nordfjeld, Destron Fearing A/S’s former CEO.
Destron Fearing A/S leased a 13,600 square foot building located in Hvidovre, Denmark. The building was occupied by Destron Fearing A/S’s administrative and production operations. Destron Fearing A/S leases the building from LANO Holding Aps. LANO Holding Aps is 100% owned by Lasse Nordfjeld, Destron Fearing A/S’s former CEO. The rent expense was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The lease agreement had no expiration but included a three month termination notice that was utilized by Destron Fearing A/S in October, 2008.
23. Restructuring, Severance and Separation Expenses
During 2008, we initiated restructuring efforts to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we seek to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and headcount reductions. Our purpose in taking these actions is to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. It is anticipated that the plan will be fully implemented during the next six months. Restructuring activities were recorded in accordance with SFAS 146 and SFAS 112.
Restructuring charges and asset impairment during the year ended December 31, 2008 was (in thousands):

	Animal	Emergency
	Identification	Identification	Corporate	Total
Restructuring and workforce reduction charges:
Severance	$1,903	$597	$371	$2,871
Contract termination	—	—	354	354
Facility closing	453	—	—	453

	$2,356	$597	$725	$3,678

Asset impairment:
Fixed assets	$1,888	$—	$146	$2,034
Other assets	244	—	—	244

	$2,132	$—	$146	$2,278

In addition to the charges listed above, included in cost of goods sold for the year ended December 31, 2008 was approximately $1.5 million of inventory write-offs associated with the restructuring. We incurred an additional impairment expense of approximately $33.2 million of which $31.0 million was goodwill impairments, $1.2 million related to the impairment of our investment in VeriChip and $1.1 million of intangible asset impairments. See Notes 6 and 7 for further discussion.
We expect to record additional restructuring related charges of approximately $0.1 million in 2009. These charges primarily relate to facility and production relocation expenses and certain contract termination costs that will be incurred.
As of December 31, 2008, our restructuring accrual was approximately $1.2 million which consists of approximately $0.9 million related to severance and approximately $0.3 million related to lease contracts.

24. Notes Received for Stock Issuances
During the year ended December 31, 2006, we incurred approximately $0.6 million of charges related to changes in the valuation reserves and/or the foreclosure of certain notes received for stock issuances. The shares to certain of our current and former directors and officers were retained by us upon the foreclosure of these loans. These shares were retired as of December 31, 2006.
25. Supplemental Cash Flow Information
The changes in operating assets and liabilities are as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Decrease (increase) in accounts receivable and unbilled receivables	$114	$(2,386)	$(1,189)
Decrease (increase) in inventories	1,076	(4,290)	(1,429)
Decrease (increase) in other current assets	620	612	(1,214)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,657	6,426	2,452

	$4,467	$5,134	$998

In the years ended December 31, 2008, 2007, and 2006, we had the following non-cash investing and financing activities (in thousands):

	2008	2007	2006

Issuance of shares, warrants, and options for business acquisition	$6,879	$40,574	$—
Issuance of shares for legal settlement	500	—	—
Issuance of warrants in connection with financings	744	1,711	—
Issuance of Destron Fearing warrants in connection with financings	—	2,297	1,525
Issuance of shares for purchase of Signature’s minority interest	—	—	907
Issuance of shares under a share exchange agreement	—	—	973
Reclassification of deferred financing costs to acquisition costs	—	494	—
Assets acquired for long-term debt and capital leases	330	927	606
26. Summarized Quarterly Data (Unaudited) (in thousands, except per share amounts)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2008
Total revenue	$22,426	$20,703	$18,856	$16,187	$78,172
Gross profit	8,299	6,624	7,075	4,324	26,322
Net loss from continuing operations attributable to common stockholders(1)	(4,358)	(8,145)	(32,578)	(13,310)	(58,391)
Net (loss) income from discontinued operations	(418)	(1,332)	2,143	(135)	258
Basic and diluted net loss per share from continuing operations(3)	$(0.31)	$(0.56)	$(2.13)	$(0.83)	$(3.85)
Basic and diluted (loss) income per share from discontinued operations(3)	(0.03)	(0.09)	0.14	(0.01)	0.02

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2007
Total revenue	$19,039	$15,792	$20,337	$22,626	$77,794
Gross profit	6,493	6,828	8,242	7,268	28,831
Net loss from continuing operations attributable to common stockholders(2)	(2,866)	(4,063)	(5,637)	(14,270)	(26,836)
Net (loss) income from discontinued operations	(2,283)	1,341	(5,662)	1,420	(5,184)
Basic and diluted net loss per share from continuing operations(3)	$(0.35)	$(0.49)	$(0.65)	$(1.60)	$(3.11)
Basic and diluted net (loss) income per share from discontinued operations(3)	(0.27)	0.16	(0.65)	0.16	(0.60)

(1)	The increase in the 2008 third quarter loss relates primarily to $25.0 million of goodwill impairment charges which primarily related to the recent declines in our equity market capitalization, which fell below our stockholders’ equity.

(2)	The increase in the 2007 fourth quarter loss relates primarily to $4.8 million in merger expenses and $1.7 million in severance expense to our former CEO.

(3)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

FINANCIAL STATEMENT SCHEDULE
Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	beginning of	cost and		Balance at end
Description	period	expenses	Deductions	of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:

Accounts receivable:
2008 Allowance for doubtful accounts	$280	361	138	$503
2007 Allowance for doubtful accounts	206	194	120	280
2006 Allowance for doubtful accounts	669	(145)	318	206

Inventory:
2008 Allowance for excess and obsolescence	$1,225	2,300	2,001	$1,524
2007 Allowance for excess and obsolescence	1,011	846	632	1,225
2006 Allowance for excess and obsolescence	1,999	—	988	1,011

Notes receivable:
2008 Allowance for doubtful accounts	$—	—	—	$—
2007 Allowance for doubtful accounts	3,663	—	3,663	—
2006 Allowance for doubtful accounts	3,663	—	—	3,663

Deferred Taxes:
2008 Valuation reserve	$105,011	8,548	—	$113,559
2007 Valuation reserve	100,380	4,631	—	105,011
2006 Valuation reserve	93,732	6,648	—	100,380

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization dated as of August 8, 2007 among Digital Angel Corporation, Applied Digital Solutions, Inc., and Digital Angel Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2007)

2.2	Amendment No. 1 to Agreement and Plan of Reorganization dated as of December 4, 2007 among Digital Angel Corporation, Applied Digital Solutions, Inc., and Digital Angel Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2007)

2.3	Agreement and Plan of Merger dated January 14, 2008 among Applied Digital Solutions, Inc., GT Acquisition Sub, Inc., Geissler Technologies Corporation and the individuals named therein (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

2.4	Asset Purchase Agreement among Applied Digital Solutions, Inc., Pacific Decision Sciences Corporation and Customer Service Delivery Platform Corporation dated June 2, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2008)

2.5	Stock Purchase Agreement between Digital Angel Corporation and Blue Moon Energy Partners LLC dated August 1, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008)

3.1	Certificate of Incorporation of Applied Digital Solutions, Inc. filed with the Secretary of State of Delaware on March 7, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 25, 2007)

3.2	Certificate of Elimination to Certificate of Designations filed with the Secretary of State of Missouri on April 5, 2007 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)

3.3	Amended and Restated Bylaws of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.4	Certificate of Amendment of Certificate of Incorporation of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

3.5	Certificate of Amendment of Certificate of Incorporation of Applied Digital Solutions, Inc. (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement on Schedule 14(a) filed with the Commission on April 28, 2008)

3.6	Certificate of Amendment of Certificate of Incorporation of Digital Angel Corporation dated October 31, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)

3.7**	Certificate of Amendment of Certificate of Incorporation of Digital Angel Corporation dated November 10, 2008

10.1	Voting Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.2*	1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-11294) filed with the Commission on December 2, 1999)

10.3*	Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 3, 2004)

10.4*	Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.5*	Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.6*	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

Exhibit
Number	Description
10.7*	Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.8*	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.9*	Letter Agreement dated March 14, 2007 between Applied Digital Solutions, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.111 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.10*	Incentive and Recognition Policy dated April 2, 2007 (incorporated by reference to Exhibit 10.112 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)

10.11*	Letter Agreement dated August 6, 2007 between Digital Angel Corporation and Kevin N. McGrath (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

10.12*	Employment Agreement effective as of January 1, 2008 between Applied Digital Solutions, Inc. and Joseph J. Grillo (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2008)

10.13*	Employment Letter Agreement dated January 15, 2008 between Digital Angel Corporation and Randolph K. Geissler (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.14*	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.15	Form of Series B Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.16	Form of Series D Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.17	Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.18	Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.19	Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.20	Letter of Support Issued to Danske Bank A/SM (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.21	Letter Agreement regarding Amendment of $13,500,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.22	Master Security Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.23	Stock Pledge Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.24	Common Stock Purchase Warrant between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.25	Registration Rights Agreement between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd., dated August 24, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

10.26	Funds Escrow Agreement among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd. and Loeb & Loeb LLP, dated August 24, 2006 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

Exhibit
Number	Description
10.27	Securities Purchase Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.28	Amendment No. 4 to Securities Purchase Agreement dated May 7, 2007 between Digital Angel Corporation and Imperium Master Fund, Ltd. (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2007)

10.29	Amendment No. 5 to Securities Purchase Agreement dated as of June 28, 2007 among Digital Angel Corporation, Imperium Master Fund, Ltd. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)

10.30	Amendment No. 6 to Securities Purchase Agreement dated as of August 24, 2007 between Digital Angel Corporation and Imperium Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 30, 2007)

10.31	10.25% Senior Secured Debenture payable to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.32	Warrant to Purchase Common Stock issued to Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.33	Form of Warrant to Purchase Common Stock of Digital Angel Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)

10.34	Security Agreement between Digital Angel Corporation, Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC, Imperium Advisers, LLC and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.35	Subsidiary Guarantee between Digital Angel Technology Corporation, OuterLink Corporation, DSD Holding A/S, Signature Industries Limited, Digital Angel International, Inc., Digital Angel Holdings, LLC and Imperium Advisers, LLC dated February 6, 2007 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.36	Registration Rights Agreement between Digital Angel Corporation and Imperium Master Fund, Ltd. dated February 6, 2007 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 12, 2007)

10.37	Amendment No. 2 to Registration Rights Agreement dated as of June 28, 2007 between Digital Angel Corporation and Imperium Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2007)

10.38	Stock Purchase Agreement dated May 7, 2007 between Digital Angel Corporation and Newcomb Communications, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2007)

10.39	Satisfaction of Loan Agreement dated May 15, 2007 between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2007)

10.40	Omnibus Amendment and Waiver dated as of October 31, 2007 among Applied Digital Solutions, Inc., VeriChip Corporation, Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.41	Omnibus Amendment Agreement dated February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.141 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2008)

10.42	Common Stock Purchase Warrant in favor of PSource Structured Debt Limited dated October 31, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

Exhibit
Number	Description
10.43	Common Stock Purchase Warrant in favor of Valens Offshore SPV I, Ltd. dated October 31, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.44	Amendment to Common Stock Purchase Warrant between Applied Digital Solutions, Inc. and Valens Offshore SPV I, Ltd. dated February 29, 2008 (incorporated by reference to Exhibit 10.141 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2008)

10.45	Common Stock Purchase Warrant in favor of Valens U.S. SPV I, LLC dated October 31, 2007 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2007)

10.46	Securities Purchase Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.47	Secured Term Note dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.48	Letter Agreement regarding Amendment of $7,000,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.49	Subordination Agreement dated as of February 29, 2008 among Applied Digital Solutions, Inc., VeriChip Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.50	Amendment of Warrants and Conditional Consent to Asset Sales dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.51	Master Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.52	Stock Pledge Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Computer Equity Corporation, Digital Angel Corporation and Digital Angel Technology Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.53	Intellectual Property Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.54	Intercreditor Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.55	Guaranty by Applied Digital Solutions, Inc. in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.56	Amendment and Partial Assignment of Loans, Liens and Documents dated August 31, 2007 among Kallina Corporation, Valens U.S. SPV I, LLC, and certain other parties named therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.57	Amendment and Partial Assignment of Loans, Liens and Documents dated August 31, 2007 among Kallina Corporation, Valens Offshore SPV II, Corp., and certain other parties named therein (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.58	Amendment to Warrant dated August 31, 2007 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.59	Second Amendment to Common Stock Purchase Warrant dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.141 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2008)

Exhibit
Number	Description
10.60	Intellectual Property Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.61	Registration Rights Agreement dated August 31, 2007 between Kallina Corporation and VeriChip Corporation (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.62	Secured Term Note dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International in favor of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.63	Digital Angel Corporation Security Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.64	Subordination Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.65	Secured Revolving Note dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Digital Angel International in favor of Kallina Corporation (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.66	Security Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., Digital Angel International, and Kallina Corporation (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.67	Stock Pledge Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation and Kallina Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.68	Intellectual Property Security Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Kallina Corporation (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.69	Registration Rights Agreement dated August 31, 2007 between Destron Fearing Corporation (formerly Digital Angel Corporation) and Kallina Corporation (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.70	Common Stock Purchase Warrant in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.71	Subsidiary Guaranty by Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Digital Angel International in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.72	Settlement Agreement and General Release dated September 28, 2007 among Hark M. Vasa, H&K Vasa 1999 Family Limited Partnership, H&K Vasa 2000 Family Limited Partnership, Applied Digital Solutions, Inc. and Pacific Decision Sciences Corporation (f/k/a PDS Acquisition Corporation) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007)

10.73	Confidential Settlement Agreement and Release dated December 19, 2007 among Verizon Federal Inc., Government Telecommunications, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.74	Guaranty by Applied Digital Solutions, Inc. in favor of Verizon Federal Inc. dated December 19, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.75	Subordination Agreement dated December 19, 2007 among Verizon Federal Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

Exhibit
Number	Description
10.76	Letter Agreement dated December 20, 2007 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.77	Joinder Agreement dated January 14, 2008 between GT Acquisition Sub, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.78	Joinder Agreement dated January 14, 2008 among GT Acquisition Sub, Inc., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.79	Letter Agreement dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.80	Amendment to Replacement Common Stock Purchase Warrant dated as of February 29, 2008 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.141 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2008)

10.81	Amendment No. 1, dated January 5, 2008, to the Product Supply and Distribution Agreement dated February 13, 2007 between Digital Angel Corporation and Schering-Plough Home Again LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.81*	Employment Agreement, dated March 24, 2008, by and between the registrant and Parke H. Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the Commission on July 9, 2008)

10.83*	Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended and Restated through June 20, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)

10.84	Guarantee by Applied Digital Solutions, Inc. in favor of The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.85	Non-Competition Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.86	Intercompany Letter Agreement by and between Applied Digital Solutions, Inc. and VeriChip Corporation dated as of May 15, 2008 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.87	Consent and Waiver Agreement by and among Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited, and Applied Digital Solutions, Inc. dated as of May 15, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.88	Secured Promissory Note from Customer Service Delivery Platform Corporation dated June 2, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2008)

10.89	Security Agreement between Customer Service Delivery Platform Corporation and Applied Digital Solutions, Inc. dated June 2, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2008)

10.90	Stock Purchase Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2008)

10.91	Amendment to Confidential Settlement Agreement and Release between Verizon Federal Inc., Government Telecommunications, Inc. and Digital Angel Corporation dated July 10, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2008)

10.92	Noncompetition and Confidentiality Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2008)

10.93	Omnibus Amendment between Digital Angel Corporation, Laurus Master Fund, Ltd., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC, Psource Structured Debt Limited and LV Administrative Services, Inc. dated July 21, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2008)

Exhibit
Number	Description
10.94	Common Stock Purchase Warrant dated July 21, 2008 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2008)

10.95*	Form of Amendment to the Option Agreements issued to Joseph Grillo and Parke Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2008)

10.96	Letter Agreement dated September 30, 2008 between Digital Angel Corporation, Laurus Master Fund, LTD, Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp. and Psource Structured Debt Limited and consented to by Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc. and Fearing Manufacturing Co. Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2008)

10.97	Secured Term Note dated September 30, 2008 payable by Digital Angel Corporation to Valens Offshore SPV II Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2008)

10.98	Agreement dated September 30, 2008 between Digital Angel Corporation and Valens Offshore SPV II Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2008)

10.99	Stock Purchase Agreement dated November 12, 2008 between Digital Angel Corporation, Scott Silverman and R&R Consulting Partners, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2008)

10.100	Asset Purchase Agreement dated November 12, 2008 between Digital Angel Corporation and VeriChip Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2008)

10.101**	Letter Agreement dated November 26, 2008 between Digital Angel Corporation, Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc., Laurus Master Fund, Ltd, Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC, Psource Structured Debt Limited and LV Administrative Services, Inc.

10.102**	Form of Stock Option Agreement under the 2003 Flexible Stock Plan

21.1**	List of Subsidiaries of Digital Angel Corporation

23.1**	Consent of Eisner LLP

31.1**	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2**	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Management contract or compensatory plan.

**	- Filed herewith.

52