Form 10-K/A
period 2008-12-31
DIGITAL ANGEL CORP
filed 2009-04-30
CIK 924642

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
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2009

Common Stock, $.01 par value per share	18,327,584 shares
Documents Incorporated by Reference: None

DIGITAL ANGEL CORPORATION

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Report”) and is being filed for the purpose of providing information required by Part III, Item 10 through Item 14 which the Registrant originally intended to incorporate by reference from the Registrant’s proxy statement for the 2009 Annual Meeting of Stockholders. The reference on the cover of the Original Report to the incorporation by reference of Registrant’s proxy statement into Part III of the Report is hereby amended to delete that reference.
Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
Our board of directors currently consists of six directors, two of which are serving until the next annual meeting of stockholders in 2009. Our board of directors is divided into three classes. A class of directors is elected each year to serve for a three-year term and until the directors’ successors are duly elected and qualified, which has been our practice since 1998. The stockholders elect approximately one-third of the members of the board of directors annually. Directors may be removed only for cause. Any director appointed by our board of directors to fill a vacancy on the board serves the balance of the unexpired term of the class of directors in which the vacancy occurred.
Our current board members are as follows:

Name	Positions with the Company

Joseph J. Grillo	President, Chief Executive Officer and Director
Daniel E. Penni	Chairman of the Board
John R. Block	Director
Dennis G. Rawan	Director
Constance K. Weaver	Director
Michael S. Zarriello	Director
The terms of Mr. Zarriello and Ms. Weaver will expire at the 2009 annual meeting of shareholders, the terms of Mr. Grillo and Mr. Block will expire at the 2010 annual meeting of shareholders and the terms of Mr. Penni and Mr. Rawan will expire at the 2011 annual meeting of shareholders.
Biographical and other information concerning our directors is set forth below.
Joseph J. Grillo: Mr. Grillo, age 51, an RFID industry veteran, was selected to be our Chief Executive Officer, President and director effective January 2, 2008. From December 2003 until joining Digital Angel, Mr. Grillo served as the President and Chief Executive Officer of the Global Technologies Division of Assa Abloy, AB, a publicly held global manufacturer in the security and lock industry (“Assa Abloy”). From January of 2002 until December of 2003, Mr. Grillo served as the President and Chief Executive Officer of the Identification Technology Group Division of Assa Abloy, where he formed and was responsible for the sales growth of the Identification Technology business unit. He earned a Bachelor of Science in Finance from the University of Connecticut, School of Business.
Daniel E. Penni: Mr. Penni, age 61, has served as a director since March 1995, and as chairman of our board since July 3, 2007. Presently, he is a principal with the Endowment for the 21st Century. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co. (NYSE:AJG), an insurance brokerage and risk management services firm, where he served in several positions, including most recently as an Area Executive Vice President. He has worked in various sales and administrative roles in the insurance business since 1969. He also served as treasurer and chairman of the finance committee of the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston through June 2006. Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College. Mr. Penni was a member of the board of directors of VeriChip Corporation from June 2004 until January 2008.
John R. (Jack) Block: Mr. Block, age 74, joined our board of directors on December 28, 2007. Mr. Block has served as Senior Policy Advisor for Olsson Frank Weeda Terman Bode Matz P.C., a law firm, since January 2006. From January 2003 through December 2005, Mr. Block served as the Executive Vice President of the Food Marketing Institute, a trade association in Washington, D.C. From 1986 until December 2002, Mr. Block was President and Chief Executive Officer of Food Distributors International and the International Foodservice Distributors Association (NAWGA/IFDA). Mr. Block was appointed to President Reagan’s Cabinet in 1981 and served for five years as the Secretary of the U.S. Department of Agriculture. As a member of the Reagan Cabinet and a key member of the Economic Policy Council, he dealt with a wide range of complex domestic farm program and tax issues. Under his leadership, the Department of Agriculture’s Food for Peace Program was a primary resource in feeding the starving African continent. During his tenure as Secretary of Agriculture, Mr. Block visited more than 30 foreign countries, meeting with heads of state and agriculture ministers from all over the globe and negotiating sensitive agreements critical to U.S. farm interests. From 1977 to 1981, he served as director of Agriculture for the State of Illinois. Mr. Block currently has a syndicated weekly radio commentary broadcast carried by more than 600 stations in 30 states. Mr. Block has served on a number of corporate boards, including NYSE-listed Hormel Foods Corporation, John Deere (Deere & Company), Archer Daniels Midland Company, Blast Energy Services Inc., AE Biofuels and MetaMorphix, Inc. He is on the board of directors of the U.S. Friends of the World Food Programme, a joint initiative of the United Nations and the Food and Agricultural Organization, Chairman of the Agribusiness Alliance of the Citizens Network for Foreign Affairs in Washington, and on the Advisory Board of the Illinois Global Partnership. Mr. Block also served on the Destron Fearing Corporation’s (“Destron Fearing”) board of directors from January 2004 through December 2007.

Dennis G. Rawan: Mr. Rawan, age 65, has served as a director since December 10, 2002. Mr. Rawan was Chief Financial Officer of Expo International, Inc. (“Expo”) from 1996 until his retirement in 2000. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant, or CPA, providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Mr. Rawan earned a Bachelor of Science degree and a Master of Business Administration degree from Northeastern University.
Constance K. Weaver: Ms. Weaver, age 56, has served as a director since July 1998. Since February 2008, Ms. Weaver has served as the Senior Vice President, Marketing and Communications, for The Hartford Financial. She served as the Executive Vice President and Chief Marketing Officer for BearingPoint, Inc., a management and technology consulting firm, from July 2005 to February 2008. From October 2002 to February 2005, Ms. Weaver served as Executive Vice President of Public Relations, Marketing Communications and Brand Management for AT&T Corporation, or AT&T, a major telecommunications provider. From 1996 to October 2002, Ms. Weaver served as Vice President of Investor Relations and Financial Communications for AT&T. From 1995 through 1996, she served as Senior Director of Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995, she served as Vice President of Investor Relations, and from 1991 to 1993 she was Director of Investor Relations, for MCI Communications, Inc. She earned a Bachelor of Science degree from the University of Maryland in 1975 and has completed post-graduate financial management, marketing and strategic planning courses at The Wharton School of the University of Pennsylvania, Stanford University, Columbia University and Imede (Switzerland). Ms. Weaver was a member of the board of directors of VeriChip Corporation from February 2007 until January 2008.
Michael S. Zarriello: Mr. Zarriello, age 59, joined our board of directors on December 28, 2007. Mr. Zarriello is an Executive Director of Capstone Advisory Group LLC, a national firm providing restructuring and turnaround services. He joined the firm in May 2008. Mr. Zarriello served as Senior Managing Director of MTS Health Partners L.P., a merchant bank providing advisory services and private equity investments to companies in the healthcare sector from January 2007 to April 2008. He served as Senior Vice President and Chief Financial Officer for Rural/Metro Corporation, a medical transportation company, in Scottsdale, Arizona, from July 2003 to December 2006. From 1998 to 2003, Mr. Zarriello was a Senior Managing Director of Jesup & Lamont Securities Corporation and President of Jesup & Lamont Merchant Partners LLC, both of which are investment banking firms. From 1989 to 1997, Mr. Zarriello was a Managing Director-Principal of Bear Stearns & Co., Inc., an investment bank, and from 1989 to 1991, he served as Chief Financial Officer of the Principal Activities Group that invested Bear Stearns’ capital in middle market companies. Mr. Zarriello previously served as a member of our board of directors from May 2003 until July 2006 and served as a member of Destron Fearing’s board of directors from September 2003 through December 2007.
Audit and Governance Committee
Our board of directors established an audit and governance committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit and governance committee is comprised of three members of the board of directors: Messrs. Zarriello, Rawan and Penni. All of the committee members are independent as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and as defined by the Sarbanes-Oxley Act of 2002. Our board of directors has determined that we have two audit committee financial experts as defined in the applicable SEC rules: Mr. Zarriello, who serves as the chairman of the committee, and Mr. Rawan, who serves as a member of the committee. The committee (i) recommends for approval by our board of directors an independent registered public accounting firm to audit our consolidated financial statements for the fiscal year in which they are appointed, and (ii) monitors the effectiveness of the audit effort, the internal and financial accounting organization and controls and financial reporting. The duties of the committee are also to oversee and evaluate the independent registered public accounting firm, to meet with the independent registered public accounting firm to review the scope and results of the audit, to approve non-audit services provided to us by our independent certified public accountants, and to consider various accounting and auditing matters related to our system of internal controls, financial management practices and other matters. The audit and governance committee has been assigned the functions of monitoring the integrity of our financial statements, monitoring the independence, qualifications and performance of our independent auditors and overseeing our systems of internal controls. The committee complies with the provisions of the Sarbanes-Oxley Act of 2002.
EXECUTIVE OFFICERS
As of the date of this report, each of the persons below currently serves as one of our executive officers:

Name	Age	Position

Joseph J. Grillo	51	Chief Executive Officer and President
Lorraine M. Breece	56	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Parke H. Hess	51	Chief Operating Officer
To our knowledge, there are no family relationships between any of our directors and executive officers.

The following is a summary of the background and business experience of our executive officers other than Mr. Grillo (whose background and business experience is described in connection with his status as a director):
Lorraine M. Breece: Ms. Breece was appointed as our chief financial officer in March 2008. From March 2007 until March 2008, she was our acting chief financial officer. She has served as our senior vice president since April 2006 and served as assistant secretary from November 2006 until January 2008, and as treasurer from March 2007 until January 2008. She was appointed vice president in March 2004. In March 2001, she was named director of accounting and SEC reporting. She joined in April 2000 as our controller and chief accounting officer, and she continues to serve as our chief accounting officer. Prior to joining the Company, from 1991 to 1999, Ms. Breece served as director of finance and chief accounting officer of Nabi BioPharmaceuticals (NASDAQ:NABI). From 1984 to 1990, she served as corporate controller for Levitt Corporation. Ms. Breece has over 20 years employment/consulting experience with public and private companies, including Trammell Crow Company (NYSE:TCC) and Office Depot (NYSE:OD). Ms. Breece began her career as an auditor with Coopers & Lybrand. She earned a Bachelor of Administration in accounting from Florida Atlantic University and was licensed as a CPA.
Parke H. Hess: Mr. Hess was appointed as our chief operating officer on March 22, 2008. Mr. Hess has been a consultant working with us since January of 2008 and has worked with investment banks and businesses involving investment opportunities and transaction negotiations, primarily within the Radio Frequency Identification technology segment. Mr. Hess was an independent business consultant from 2002 -2007. He was CFO of HID Corporation from 1998-2001, and an investor and officer in the management buy-outs of several companies during the 1990s. Mr. Hess graduated magna cum laude from the United States Air Force Academy, and earned an MBA from the Stanford University Graduate School of Business.
Code of Conduct and Corporate Ethics General Policy Statement
Our board of directors has approved, and we have adopted, a Code of Conduct and Corporate Ethics General Policy Statement, or the Code of Conduct, which applies to all of our directors, officers and employees. Our board of directors has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers (the “Code for SFO”) which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available, without charge, upon written request to Digital Angel Corporation, Attention: Patricia Petersen, Secretary, 490 Villaume Avenue, South Saint Paul, Minnesota 55075. The audit and governance committee of our board of directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit and governance committee must approve any waivers of the Code of Conduct, and our board of directors must approve any waivers of the Code for SFO.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and to furnish copies of all such reports to us. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2008, with the exception of one Form 4 untimely filed by Joseph J. Grillo with the SEC on January 26, 2009 for one transaction reporting the acquisition of our common stock.
ITEM 11. EXECUTIVE COMPENSATION
Compensation committee Report
The compensation committee has reviewed and discussed with management the contents of the Compensation Discussion and Analysis set forth below. Based on its review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K/A.
THE COMPENSATION COMMITTEE
Constance K. Weaver (Chair)
Michael S. Zarriello
John R. Block
Compensation Discussion and Analysis
General
We strongly believe that our ability to attract, retain and motivate a high caliber of executive talent in the marketplace is essential for us to execute our business plan and those of our subsidiaries. We place great importance on the consistency of our senior management in achieving results that we believe will enhance long-term stockholder value. We believe that using an effective and individualized executive compensation package will serve to attract, motivate and retain highly qualified executive officers and provide them with the opportunity to build a meaningful ownership stake in our Company. Our general compensation philosophy is that total cash compensation should vary with our performance in attaining financial and non-financial objectives and that any long-term incentive compensation should be closely aligned with the interests of stockholders. Total 2008 cash compensation for our executive officers included a base salary, non-equity incentive compensation based on the achievement of certain financial and non-financial goals and the profitability of our individual subsidiaries and long-term incentive compensation realized through the grants of stock options.

In setting the base salary, individual non-equity incentive and equity compensation packages for executives, the compensation committee reviews information relating to executive compensation of U.S. based companies that are of approximately the same size and in the same or similar industry as we are. While there is no specific formula that is used to set compensation in relation to this market data, executive officer base salary, individual non-equity incentive compensation and equity compensation packages are generally set around the median salaries for comparable jobs in the market place. Generally, the compensation committee has used a mix more heavily weighted to long-term equity based compensation than the market as a whole. We believe this emphasis closely aligns our named executive officers’ interest with those of our shareholders. We believe this approach is an effective incentive for our executives to be forward-looking and proactive in meeting challenges presented by the continual changes in our competitive environment. We also believe this approach has significant retention value.
When specific financial and non-financial goals are met, upon the approval of the compensation committee, additional compensation in the form of either cash compensation or long-term incentive compensation may be paid to our executive officers. Therefore, such additional compensation may not be comparable to compensation paid by companies of comparable size in the same or similar industry.
The foregoing information is intended to provide context for the discussion that follows regarding our existing compensation arrangements with those persons who served as our executive officers for all or part of 2008.
Principal Components of Compensation of Our Executive Officers
The principal components of the compensation we have historically paid to our executive officers have consisted of:
•	base salary;
•	cash incentive compensation (or bonuses) under the terms of individual incentive and recognition policies established for our executive officers; and
•	equity compensation, generally in the form of grants of stock options.
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
Allocation of Compensation among Principal Components
The compensation committee of our board of directors has established policies with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the compensation committee believes that a greater percentage of the compensation of the most senior members of our management should be performance-based. These policies serve to link pay with measurable performance, which, in turn, helps to align the interests of our executive officers with our stockholders.
Base Salary
Chief Executive Officer and President
On January 3, 2008, our board appointed Joseph J. Grillo as our chief executive officer, president and director. In connection with Mr. Grillo’s appointment, we entered into an employment agreement with Mr. Grillo (the “Grillo Employment Agreement”) effective as of January 1, 2008. To exhibit his confidence in our future, as of March 13, 2008, Mr. Grillo agreed to accept the balance of his 2008 salary, after customary withholdings, but at a program-related premium, in unrestricted shares of our common stock. The board approved Mr. Grillo’s participation in the Equity Swap Program on the same terms and conditions as those applicable to all other participants.
As a result of agreeing to accept the entire balance of his 2008 salary in our common stock, Mr. Grillo received a 30% premium on the balance of his 2008 salary (remaining as of March 14, 2008) under the Equity Swap Program. In addition, since Mr. Grillo agreed not to sell this stock for twelve months from the date on which he received the shares, he received an additional premium of 12%, compounded on the gross amount issued to him under the Equity Swap Program. In total, Mr. Grillo received 49,688 shares of our common stock as calculated below:

Remaining 2008 base salary	$288,462
Stock premium (30% of remaining 2008 base salary)	86,538
Hold premium (12 % of the combined remaining 2008 base salary and stock premium)	45,000

Total	420,000
Less: Tax and benefit withholdings	149,695

Amount paid in shares of our common stock	$270,305
Divided by: Market price of our common stock at issuance	$5.44

Total shares issued to Mr. Grillo	49,688

Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
On March 11, 2008, our board of directors appointed Ms. Breece as our senior vice president, chief financial officer and chief accounting officer. We do not have an employment agreement with Ms. Breece.

Chief Operating Officer
On March 22, 2008, our board appointed Parke H. Hess, Jr. to be our chief operating officer. From January 2008 to the time of his appointment, Mr. Hess served us in the capacity of a consultant. In connection with his appointment, we and Mr. Hess entered into an employment agreement, effective as of March 24, 2008 (the “Hess Employment Agreement”). Pursuant to the terms of the Hess Employment Agreement, Mr. Hess’ salary and signing bonus were paid entirely in the form of unrestricted shares of our common stock, for which Mr. Hess received a stock premium and hold premium under terms similarly provided under the Equity Swap Program.
As a result of agreeing to accept his 2008 salary and signing bonus in our common stock, Mr. Hess received a 30% premium on his 2008 salary and signing bonus under the Equity Swap Program. In addition, since Mr. Hess agreed not to sell this stock for twelve months from the date on which he received the shares, he received an additional premium of 12%, compounded on the gross amount issued to him under terms similarly provided under the Equity Swap Program. In total, Mr. Hess received 34,407 shares of our common stock as calculated below:

Remaining 2008 base salary and bonus	$192,500
Stock premium (30% of remaining 2008 base salary)	57,750
Hold premium (12 % of the combined remaining 2008 base salary and stock premium)	30,030

Total	280,280
Less: tax and benefit withholdings	93,102

Amount paid in shares of our common stock	$187,178
Divided by: Market price of our common stock at issuance	$5.44

Total shares issued to Mr. Grillo	34,407

Performance-Based Non-Equity Incentive Compensation
On March 30, 2009, our compensation committee approved bonuses for participants under the 2008 Digital Angel Corporation Annual Incentive Plan (the “Plan”) and established the Plan Annual Targets for the 2009 fiscal year. The Plan was previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2006 and was adopted by the compensation committee as our Plan. The targets for 2009 are based on the following metrics: Revenue, EBITDA, Cash Generation, and achievement of individual targets outlined in a Management By Objectives (“MBO”) record for each participant. Under the Plan, the compensation committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except that our CEO, Joseph Grillo, is not eligible to participate. Mr. Grillo’s incentive compensation is determined instead by the terms of the Grillo Employment Agreement. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the CEO. The maximum award under the Plan varies based upon the participant’s level and performance. Target bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and for executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants.
Our compensation committee has not considered whether it would adjust or attempt to recover incentive compensation paid to any or all of our executive officers if the relevant performance objectives upon which such compensation were based were to be restated or otherwise adjusted in a manner that would have the effect of reducing the amounts payable or paid. However, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if we were required to restate our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws as a result of misconduct, our chief executive officer and chief financial officer are legally required to reimburse us for any bonus or other incentive-based or equity-based compensation he, she or they receive from us during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission of the financial document embodying such financial restatement, as well as any profits they realize from the sale of our securities during this 12-month period.
Non-Performance-Based Bonus Compensation
Subject to limited exceptions, we have not historically paid any automatic or guaranteed bonuses to our executive officers. One exception was the signing bonus paid and annual bonus to be paid to Mr. Hess under the Hess Employment Agreement. Bonuses awarded are usually in the form of compensation for the achievement of certain performance objectives, as discussed under “Compensation Discussion and Analysis — Performance-Based Bonus Compensation.”
Equity Compensation
Our board of directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our executive officers, and to encourage their ownership of an equity interest in us. Through April 9, 2009, such grants have consisted, with several exceptions, of non-qualified stock options which do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. During 2008, we granted an aggregate of 264,870 stock options to Messrs Grillo and Hess and Ms. Breece. In addition, we extended the term of certain stock options held by Ms. Breece as additional incentive.

All grants of options have been granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, as determined by our board of directors. All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our executive officers and directors using the intrinsic value method under APB No. 25 and FIN 44. Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our directors, employees, consultants and others when the exercise price of such stock options equaled or exceeded the fair value of the underlying stock on the dates of grant. Changes in the exercise prices of previously issued stock options and other modifications were treated under variable accounting in accordance with APB No. 25 and FIN 44. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2006, our compensation committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of FAS 123R, took a more conservative approach to the granting of awards of stock options.
We structure cash incentive compensation so that it is taxable to our executive officers at the time it becomes available to them. We currently intend that all cash compensation we pay will be tax deductible. However, with respect to equity-based awards, while any gain recognized by our executive officers and other employees from non-qualified stock options should be deductible, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee. In addition, our grant of shares of restricted stock or restricted stock units that are not subject to performance vesting provisions may not be fully deductible by us at the time the grant is otherwise taxable to the grantee. We desire that our non-cash compensation expense be tax deductible thus we do not actively grant incentive stock options, shares of restricted stock or restricted stock units to our executive officers.
We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates, and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. It is possible that we will establish programs or policies regarding the timing of equity-based awards in the future. Authority to make equity-based awards to executive officers rests with our compensation committee, which considers the recommendations of our chief executive officer and other executive officers. As a Nasdaq-listed company, we are subject to NASDAQ listing standards that, in general, require stockholder approval of equity-based plans.
Equity Swap Program
On March 11, 2008, our compensation committee approved an Equity Swap Program for 2008 (the “Equity Swap Program”), which allowed certain employees earning an annual base salary of over $100,000 to elect to receive their 2008 salary in shares of our common stock, less customary withholdings, payable in a lump sum at the current market value of the stock. The Equity Swap Program was intended to reduce the cash outlay related payroll but more importantly, to align the long-term commitment of our executives and senior staff to our shareholders. At the same time, the compensation committee granted certain employees the right to receive their 2007 bonuses in shares of our common stock under the same terms as the Equity Swap Program except that there is no maximum cap on the amount that could be exchanged. Employees who sold the stock within the first thirty days after issuance received 100% price protection. No additional shares were issued for price protection. Employees who elected to participate in the Equity Swap Program were required to sign a repayment agreement that contemplated any form of termination or resignation during 2008.
An election to exchange 10%, 20% or 30% (maximum) of base salary for shares of our common stock allowed the employee to receive a 20%, 25% or 30% premium, respectively, on the amount exchanged. In addition, if participating employees committed to holding stock received under the Equity Swap Program for a period of between six to twelve months, they received an additional premium of 1% for every month the stock is held (compounded on the gross amount to be issued under the Equity Swap Program). For example, if an employee had a base salary of $120,000, elected to take 30% of their salary in stock and committed to hold the stock for 10 months, the calculation would be as follows:

2008 Base salary	$120,000
Election percentage	30%

Salary to be paid in shares of common stock	$36,000
Stock premium (30%)	130%

$46,800
Hold premium (1% for 10 months)	110%

Total amount to be received in shares of common stock	$51,480

Severance and Change-in-Control Payments
Our board of directors believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. Our board also believes it prudent that we should disentangle ourselves from employees whose employment terminates as soon as practicable. Our historical practice for U.S. employees has been to make the termination of an employee effective immediately upon the communication of the termination rather than at the expiration of any required advance notice period. In such situations, we have continued to pay, on a post-termination basis, base salary compensation to the terminated employee under his or her employment agreement, if any, for the specified advance notice period.
Other than Messrs Grillo and Hess whose severance and change of control payments are contractual, our named executive officers and certain other officers are also entitled to receive severance payments if we terminate such an employee without cause or if the employee resigns for good reason. The severance packages include providing such officers between six and twelve months of base salary, based on the salary in effect at the time of the termination, plus an additional amount equal to the percentage of yearly base salary representing the target bonus for the officers for the year of termination, depending upon such officer’s position. The issuance of any severance benefit is subject to the execution of a general release at the time of separation. Under this policy, Ms. Breece’s severance rights include one year of base salary plus 60% of her base salary in effect at the time. We reserved the right to pay the 60% of the base salary as a lump sum, or in shares of our common stock, which would be subject to price protection for three months following the issuance.

Other Benefits
Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. Ms. Breece was also provided with an individual term life insurance policy during 2008. We do not currently offer retirement benefits.
Perquisites
Our board of directors annually reviews the perquisites that members of senior management receive. The cost to us of such perquisites is minimal.
Section 162(m) of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code generally does not allow a deduction for annual compensation in excess of $1,000,000 paid to our named executive officers. This limitation on deductibility does not apply to certain compensation, including compensation that is payable solely on account of the attainment of one or more performance goals. Our policy is generally to preserve the federal income tax deductibility of compensation, and we intend generally to qualify eligible compensation for the performance-based exception in order for compensation not to be subject to the limitation on deductibility imposed by Section 162(m) of the Internal Revenue Code. We may, however, approve compensation that may not be deductible if we determine that the compensation is in our best interests as well as the best interests of our stockholders.
Board Process
On at least an annual basis, the compensation committee of our board of directors approves all compensation and awards to our chief executive officer and president, our chief financial officer and chief operating officer. With respect to bonuses and equity compensation awarded to other employees, the compensation committee approves bonuses and grants stock options, generally based on the recommendation of our chief executive officer.
Executive Employment Arrangements with Named Executive Officers
We entered into a formal employment agreement with two of our named executive officers, Mr. Grillo and Mr. Hess.
Joseph J. Grillo
In connection with Mr. Grillo’s appointment, we entered into the Grillo Employment Agreement, effective as of January 1, 2008, which provides that Mr. Grillo will receive a base salary of $375,000, which will be reviewed annually, and is eligible to receive an annual bonus, subject to approval of our board of directors, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus will be determined upon his performance in the following areas with related metrics and goals to be approved by our board of directors at the beginning of each performance year: company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that our board of directors may establish. Mr. Grillo’s non-equity incentive compensation plan for fiscal year 2008 was determined based on the following performance metrics (weighted as indicated): total company revenues in 2008 (15%), total operating income in 2008 (25%), total company cash generation in 2008 (20%), and 2008 individual performance goals with respect to leadership, strategic planning, and tactical measures (40% or more at the board’s discretion). In 2009, Mr. Grillo elected to reduce his 2009 base salary by 10%.
In addition, Mr. Grillo was given a stock option to purchase 68,750 shares of our common stock, which vests ratably over the next three years, at a price per share equal to the closing price of a share of our common stock on January 3, 2008, the date of grant, which was $5.36. The options were originally granted with a five year vesting term but subsequent to the grant, our board of directors agreed to modify the terms to a three year vesting schedule to be consistent with other option grants.
The Grillo Employment Agreement is not for a fixed period of time but provides that, if we terminate Mr. Grillo’s employment without cause or Mr. Grillo terminates his employment for good reason or due to a change in control before January 1, 2009, Mr. Grillo would receive six months of base salary, and if after January 1, 2009, Mr. Grillo will receive a payment equal to the sum of one and a half times his base salary plus one and a half times his target bonus. The Grillo Employment Agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through eighteen months from the date the Grillo Employment Agreement is terminated.
Parke H. Hess
In connection with Mr. Hess’s appointment, we entered into the Hess Employment Agreement, effective as of March 24, 2008, which provides that Mr. Hess will receive a base salary of $200,000, which will be reviewed annually, less customary withholdings, on the first date of his employment, and a signing bonus in the amount of $50,000. Mr. Hess’ salary and signing bonus were paid entirely in the form of shares of our common stock, for which Mr. Hess received a premium as discussed in the "Base Salary” section above. Under the Hess Employment Agreement, Mr. Hess is eligible to receive annual non-equity incentive compensation, subject to the approval of our board of directors, ranging from 0% to 120% of his base salary. Under the Hess Employment Agreement, during 2008 we guaranteed the bonus of 60% of base salary, adjusted proportionally for the amount of time Mr. Hess was employed with us during the year. Mr. Hess’ non-equity incentive compensation for fiscal year 2009 and beyond will be determined based on performance metrics and goals such as total company revenues, total operating income, total company cash generation and individual performance goals. In 2009, Mr. Hess elected to reduce his 2009 base salary by 10%.

In addition, Mr. Hess was granted a stock option to purchase 37,500 shares of our common stock, which vests ratably over the next three years, at a price per share equal to the closing price of a share of our common stock on March 20, 2008 (the trading day immediately preceding Mr. Hess’ first date of employment), which was $5.44. The options were originally granted with a five year vesting term but subsequent to the grant, our board of directors agreed to modify the terms to a three year vesting schedule to be consistent with other option grants.
The Hess Employment Agreement is not for a fixed period of time bur provides that, if at any time during the term of the Hess Employment Agreement Mr. Hess’ employment is terminated by the Company without cause, or after the first annual anniversary of the Hess Employment Agreement the Company terminates Mr. Hess’ employment without cause or Mr. Hess terminates his employment for good reason within six months after a change of control, Mr. Hess will receive one times his base salary plus 60% of earned base salary. The Hess Employment Agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through one year from the date the Hess Employment Agreement is terminated.
EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2008 and 2007 by:
•	each person who served as our chief executive officer in 2008;
•	each person who served as our chief financial officer in 2008; and
•	each person who served as our chief operating officer in 2008.
We had no other executive officers in 2008. We refer to these officers collectively as our named executive officers.
Summary Compensation Table

										Nonqualified
									Non-Equity	Deferred
Name and Principal						Stock	Option		Incentive Plan	Compensation	All Other
Position	Year	Salary		Bonus		Awards	Awards		Compensation(1)	Earnings	Compensation		Total

Joseph J. Grillo(2)	2008	$367,789	(5)	$—		$—	$168,691	(8)	$400,000	$—	$146,355	(12)	$1,082,835
Chief Executive Officer	2007	—		—		—	—		—	—	—		—
and President	2006	—		—		—	—		—	—	—		—

Lorraine M. Breece(3)	2008	$208,385		$—		$—	$5,156	(9)	$70,000	$—	$32,312	(13)	$315,853
Chief Financial Officer,	2007	153,462		58,600		—	103,252	(10)	225,000	—	1,290	(14)	541,604
Chief Accounting	2006	150,000		6,800	(7)	—	—		54,000	—	690	(15)	211,490
Officer and Senior Vice President

Parke H. Hess(4)	2008	$150,000	(6)	$50,000	(6)	$—	$53,584	(11)	$100,000	$—	$169,969	(16)	$523,553
Chief Operating Officer	2007	—		—		—	—		—	—	—		—
	2006	—		—		—	—		—	—	—		—

(1)	The amounts shown in this column were paid under the terms of incentive and recognition policies for fiscal year 2008, 2007 and 2006, which were entered into with each of our named executive officers for the achievement of specified performance objectives. For a description of the material terms of each of these policies, see the discussion under “Our 2008 Incentive and Recognition Policies” below.

(2)	Mr. Grillo became our chief executive officer and president effective January 3, 2008.

(3)	On March 1, 2007, we appointed Ms. Breece as our senior vice president, acting chief financial officer, chief accounting officer, and assistant secretary. On March 9, 2007, she was also appointed treasurer. In March of 2008, Ms. Breece was appointed chief financial officer and she is currently our senior vice president, chief financial officer and chief accounting officer.

(4)	On March 24 2008, we appointed Mr. Hess as our chief operating officer.

(5)	Amount represents the contractual salary amount per the Grillo Employment Agreement. On March 13, 2008 Mr. Grillo elected to accept the balance of his 2008 base salary, after customary withholdings, in unrestricted shares of our common stock. As a result, Mr. Grillo received a 30% premium on the remaining balance of his 2008 salary. In addition, since Mr. Grillo agreed not to sell this stock for twelve months from the date on which he received the shares, he received an additional premium of 12%, compounded on the gross amount issued to him.

(6)	Amount represents the contractual salary amount per the Hess Employment Agreement. Mr. Hess elected to accept his 2008 base salary and signing bonus, after customary withholdings, in unrestricted shares of our common stock. As a result, Mr. Hess received a 30% premium on his 2008 salary and bonus. In addition, since Mr. Hess agreed not to sell this stock for twelve months from the date on which he received the shares, he received an additional premium of 12%, compounded on the gross amount issued to him.

(7)	Ms. Breece was awarded $6,800 as a bonus in connection with VeriChip’s initial public offering.

(8)	We issued the following options to purchase shares of our common stock to Mr. Grillo during 2008: 68,750 options with an exercise price of $5.36 were issued on January 3, 2008; 27,370 options with an exercise price of $5.04 were issued on January 30, 2008; 31,250 options with an exercise price of $2.64 were issued on September 29, 2008; and 50,000 options with an exercise price of $0.52 were issued on December 12, 2008. All of the options vest ratably over three years. The value of the option awards is the amount of the awards that we recognized for financial reporting purposes under SFAS No. 123(R). Refer to “Item 8. Financial Statements and Supplementary Data — Footnote 1, Organization and Summary of Significant Accounting Policies — Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of the assumptions used in the calculating the expense under SFAS No. 123(R). See also “Outstanding Equity Awards as of December 31, 2008” table.

(9)	On December 12, 2008, we issued 25,000 options to purchase shares of our common stock to Ms. Breece. These options were issued with an exercise price of $0.52 and vest ratably over three years. SEC regulations require us to disclose the award of options measured in dollars and calculated in accordance with FAS 123(R). During 2008, we expensed $158 for these options in accordance with FAS 123(R). In addition, on June 20, 2008, we extended the exercise term of 312 stock options to July 18, 2011 and extended the term of 1,499 stock options to June 20, 2018. All of these options are fully vested The value of the option awards is the amount of the awards that we recognized for financial reporting purposes under SFAS No. 123(R). Refer to “Item 8. Financial Statements and Supplementary Data — Footnote 1, Organization and Summary of Significant Accounting Policies — Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of the assumptions used in the calculating the expense under SFAS No. 123(R). See also “Outstanding Equity Awards as of December 31, 2008” table.

(10)	This option to purchase 100,000 shares of Destron Fearing common stock at $1.55 per share was issued by Destron Fearing in connection with Ms. Breece’s appointment as Destron Fearing’s acting CFO. This option was cancelled and converted into an option to purchase 1.4 shares of our common stock for every share of Destron Fearing common stock, or 140,000 shares, at $1.55 per share divided by 1.4, or $1.11, pursuant to a merger agreement between us and Destron Fearing, which was effectuated in December 2007. SEC regulations require us to disclose the award of options measured in dollars and calculated in accordance with FAS 123(R). In accordance with FAS 123(R), Destron Fearing expensed this option ratably over the vesting period. During 2007, Destron Fearing expensed $7,744 for this option. Then in December 2007, in connection with the merger with us, this option became fully vested and Destron Fearing recorded the remaining $95,508 of expense for this option. Subsequent to our reverse stock split on November 10, 2008, these were converted into 17,500 options with an exercise price of $8.88.

(11)	We issued the following options to purchase shares of our common stock to Mr. Hess during 2008: 37,500 options with an exercise price of $5.44 were issued on March 24, 2008; and 25,000 options with an exercise price of $0.52 were issued on December 12, 2008. All of the options vest ratably over three years. The value of the option awards is the amount of the awards that we recognized for financial reporting purposes under SFAS No. 123(R). Refer to “Item 8. Financial Statements and Supplementary Data — Footnote 1, Organization and Summary of Significant Accounting Policies — Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of the assumptions used in the calculating the expense under SFAS No. 123(R). See also “Outstanding Equity Awards as of December 31, 2008” table.

(12)	Amount represents $131,538 of the combined value of the stock and hold premiums Mr. Grillo received as a result of electing to take his 2008 base salary in shares of our common stock (see footnote 5), $9,200 of a 401(k) match and $5,617 for Mr. Grillo’s personal cellular telephone and internet services paid for during 2008.

(13)	Amount represents $21,889 realized upon exercise of 22,222 options to purchase VeriChip common stock, $468 worth of life insurance premiums we paid on behalf of Ms. Breece, $4,729 of a 401(k) match and $5,226 of personal cellular telephone and internet services paid for during 2008.

(14)	Amount represents the cost of life insurance premiums we paid on behalf of Ms. Breece during 2007.

(15)	Amount represents the cost of life insurance premiums we paid on behalf of Ms. Breece during 2006.

(16)	Amount represents $87,780 of the combined value of the stock and hold premiums Mr. Hess received as a result of electing to take his 2008 base salary and signing bonus in shares of our common stock (see footnote 6), $74,000 of consulting fees paid to Mr. Hess prior to employment with the Company, $7,391 of a 401(k) match and $798 for Mr. Hess’s personal internet services paid for during 2008.
Our 2008 Incentive and Recognition Policies
Set forth in the table below is information regarding cash amounts that could have been received in 2008 by our named executive officers under the terms of the 2008 incentive and recognition policy.
These represent all of the grants of awards to our named executive officers under any plan during or with respect to 2008.

								All other
								Option
						Date of	All other	Awards:		Grant Date
	Estimated Future Payouts Under					Board or	Stock	Number of	Exercise or	Fair Value of
	Non-Equity Incentive Plan					Compensation	Awards:	Securities	Base Price	Stock and
	Awards(1)			Grant		Committee	Number of	Underlying	of Option	Option
Name	Threshold	Target	Maximum	Date		Action	Securities	Options	Awards	Awards

Joseph J. Grillo(3)	$—	$375,000	$750,000	01/30/08		01/03/08	—	23,370	$5.04	$73,444
				09/29/08		09/25/08	—	31,250	2.64	43,822
				12/12/08		12/12/08	—	50,000	0.52	18,342

Lorraine M. Breece(4)	$—	$126,000	$252,000	06/20/08	(2)	06/20/08	—	1,062	$12.00	$2,350
				06/20/08	(2)	06/20/08	—	437	25.60	531
				12/12/08		12/12/08	—	25,000	0.52	9,171

Parke H. Hess(5)	$92,712	$120,000	$240,000	12/12/08		12/12/08	—	25,000	$0.52	$9,171

(1)	Our non-equity incentive plans, under which our named executive officers have been, or may have been, paid incentive compensation, in cash, with respect to fiscal year 2008, consist of incentive and recognition policies tailored for each of Mr. Grillo, Ms. Breece and Mr. Hess. The terms of the incentive and recognition policies with respect to 2008, to which each of Mr. Grillo, Ms. Breece and Mr. Hess are parties, provide for target/maximum amounts of incentive compensation based upon the achievement of specified performance objectives. The amounts listed in the “Target” column represent the amount of incentive compensation that could have been earned by our named executive officers under their respective incentive and recognition policies for 2008, based on their achievement of all specified performance objectives (as discussed below). The Hess Employment Agreement provides for a guaranteed minimum amount of incentive compensation; therefore, the amount is listed in the “Threshold” column.

(2)	We re-granted certain options that had expired to Ms. Breece as additional incentive during 2008. The options were granted at the same exercise price as the expired options.

(3)	On January 3, 2008, we granted Mr. Grillo 68,750 options to purchase shares of our common stock outside of our option plans as inducement for employment. The exercise price of the options is $5.36 per share and the fair value at the date of the grant was $198,261.

(4)	On June 20, 2008, we extended the term of 312 options currently exercisable by Ms. Breece for $22.40 per share. The fair value of the option modification was $379.

(5)	On March 24, 2008, we granted Mr. Hess 37,500 options to purchase shares of our common stock outside of our option plans as inducement for employment. The exercise price of the options is $5.44 per share and the fair value at the date of the grant was $109,955.
The tables below set forth, for Mr. Grillo, Ms. Breece and Mr. Hess:
•	The performance objectives applicable to his or her incentive and recognition policy for 2008; and
•	The weighting of such performance objectives, stated as a dollar amount.
Following each table is a narrative discussion of the amounts payable for the attainment of such performance objectives, including a discussion of whether performance objectives were achieved, where applicable.
Joseph J. Grillo

Performance Objective	Weighting

Revenue(1)	$—
Operating income (1)	—
Cash(1)	—
Discretionary(2)	400,000

Total	$400,000

(1)	Mr. Grillo did not achieve this objective.

(2)	Mr. Grillo earned $400,000 under his 2008 incentive and recognition policy based on the board of directors decision to provide Mr. Grillo a discretionary cash bonus for the achievement of certain individual goals. This amount has been reflected as the amount earned by Mr. Grillo as non-equity incentive plan compensation in the Summary Compensation Table above.
Lorraine M. Breece

Performance Objective	Weighting

Revenue(3)	$—
Operating income(3)	—
Cash(3)	—
Discretionary(4)	70,000

Total	$70,000

(3)	Ms. Breece did not achieve this objective.

(4)	Ms. Breece earned $70,000 under her 2008 incentive and recognition policy based on the board of directors decision to provide Ms. Breece a discretionary cash bonus for the achievement of certain individual goals. This amount has been reflected as the amount earned by Ms. Breece as non-equity incentive plan compensation in the Summary Compensation Table above.
Parke H. Hess
Under the terms of Mr. Hess’ employment agreement, he was provided a guaranteed cash bonus of $92,712. In addition, the board of directors decided to give Mr. Hess an additional discretionary cash award for the achievement of certain individual goals of $7,288 under the incentive and recognition policy. Therefore, Mr. Hess earned a total bonus of $100,000 for 2008. This amount has been reflected as the amount earned by Mr. Hess as non-equity incentive plan compensation in the Summary Compensation Table above.

Outstanding Equity Awards as of December 31, 2008
The following table provides information as of December 31, 2008 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us, and our wholly-owned subsidiary, Thermo Life Energy Corp.

	Option Awards					Stock Awards
									Equity
									Incentive Plan
			Equity					Equity	Awards:
			Incentive					Incentive Plan	Market or
			Plan					Awards:	Payout Value
	Number of	Number of	Awards:					Number of	of Unearned
	Securities	Securities	Number of			Number of	Market Value	Unearned	Shares, Units
	Underlying	Underlying	Securities			Shares or	of Shares of	Units or	or Other
	Unexercised	Unexercised	Underlying	Option	Option	Units of Stock	Units of Stock	Other Rights	Rights That
	Options	Options	Unearned	Exercise	Expiration	That Have	That Have Not	That Have	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Vested	Not Vested	Vested

Joseph J. Grillo Digital Angel	68,750	45,833	—	$5.36	01/03/2018	—	—	—	—
	27,370	18,246	—	$5.04	01/30/2018	—	—	—	—
	31,250	31,250	—	$2.64	09/29/2018	—	—	—	—
	50,000	50,000	—	$0.52	12/12/2018	—	—	—	—

Lorraine M. Breece Digital Angel	1,128	—	—	$3.84	01/01/2012	—	—	—	—
	208	—	—	$12.00	04/24/2009	—	—	—	—
	312	—	—	$22.40	07/25/2011	—	—	—	—
	1,250	—	—	$31.20	11/03/2011	—	—	—	—
	6,104	—	—	$20.24	07/29/2012	—	—	—	—
	1,750	—	—	$24.88	05/02/2015	—	—	—	—
	6,250	—	—	$25.84	07/06/2013	—	—	—	—
	17,500	—	—	$8.88	08/15/2017	—	—	—	—
	437	—	—	$12.00	06/20/2018	—	—	—	—
	437	—	—	$25.60	06/20/2018	—	—	—	—
	625	—	—	$12.00	06/20/2018	—	—	—	—
	25,000	25,000	—	$0.52	12/12/2018	—	—	—	—
Thermo Life	70,000	—	—	$0.05	04/18/2011	—	—	—	—

Parke H. Hess Digital Angel	37,500	25,000	—	$5.44	03/25/2018	—	—	—	—
	25,000	25,000	—	$0.52	12/12/2018	—	—	—	—
2008 Option Exercises and Stock Vested
None of our named executive officers exercised options or had restricted stock vest during the year ended December 31, 2008. On June 24, 2008, Ms. Breece exercised 22,222 options to purchase shares of common stock of VeriChip Corporation, which previously was one our subsidiaries until we sold all of our VeriChip shares on November 12, 2008.
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
Potential Payments Upon Termination or Change in Control
We have entered into employment agreements, as well as an executive management change in control plan, with certain of our named executive officers that require us to make payments upon termination or a change in control of the Company. These arrangements are discussed above in the section “Executive Employment Arrangements with Named Executive Officers.”
We have established a severance policy for certain of our officers who are not covered under specific severance contracts under which, if we terminate the officer without cause, as defined, or the officer resigns with good reason, the officer will receive severance payments. Ms. Breece, under our established severance policy, is entitled to receive one year of base salary plus an additional 60% of her yearly base salary if she is terminated without cause or if she resigns for good reason. The issuance of any severance benefit is subject to the execution of a general release by Ms. Breece at the time of separation. We reserved the right to pay the additional 60% of the yearly base salary portion of the severance payment as a lump sum, or in shares of our common stock, which would be subject to price protection for three months following the issuance.

The table below shows the potential payments that would have to be made in the event of each named executive officer’s termination or a change in control:

Name	Potential Payment

Joseph J. Grillo	$1,125,000
Lorraine M. Breece	336,000
Parke H. Hess	320,000

Total	$1,781,000

Stock Option and Other Compensation Plans
Stock Options and Other Awards Granted under the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan.
The 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan are long-term plans designed to link rewards with stockholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with stockholders. The value of the stock options to an employee increases as the price of our stock increases above the fair market value on the grant date, and the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ.
The Amended and Restated Digital Angel Corporation Transition Stock Option Plan was acquired in connection with the merger with Destron Fearing and therefore, under applicable Nasdaq rules, awards under the plan may not be granted to persons employed by us at the time of the merger. The remaining Plans allow grants of stock options to all of our employees, including executive officers. Grants to our executive officers and to officers of our subsidiaries are made at the discretion of the compensation committee.
The 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan are also designed to encourage ownership of our common stock by employees, directors and other individuals, and to promote and further our best interests by granting cash and other stock awards. Under these plans, we may grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and us.
Stock Options Granted under the 1999 Employees Stock Purchase Plan.
The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (“Code”), provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for us on January 1, 2006, options granted under the plan may be compensatory. As a result, during 2006, 2007 and 2008, we did not grant any options under the plan through payroll deductions. However, we did grant options under the plan during 2008 at 100% of the fair market value of our common stock on the date of grant. These options vest ratably over a three year period.
Securities Authorized for Issuance Under Equity Compensation Plans
During 2008, we granted 219,749 shares of common stock for executive compensation and 40,178 shares of common stock to consultants under our Destron Fearing Stock Option Plan. We granted 629,494 options during 2008 under our equity compensation plans. As of December 31, 2008, the following shares of our common stock were authorized for issuance under our equity compensation plans:

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

2008 Director Compensation

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards(6)	Awards(7)(8)	Compensation	Earnings	Compensation		Total

John R. Block(1)	$36,000	$31,500	$9,171	$—	$—	$—		$76,671
Daniel E. Penni(2)	86,000	31,500	19,808	—	—	2,356	(9)	137,308
Dennis G. Rawan(3)	40,000	31,500	9,171	—	—	—		80,671
Constance K. Weaver(4)	40,000	31,500	19,808	—	—	—		91,308
Michael S. Zarriello(5)	52,000	31,500	9,171	—	—	—		92,671

(1)	As of December 31, 2008, Mr. Block held options to purchase 134,375 shares of our common stock.

(2)	As of December 31, 2008, Mr. Penni held options to purchase 82,222 shares of our common stock.

(3)	As of December 31, 2008, Mr. Rawan held options to purchase 44,062 shares of our common stock.

(4)	As of December 31, 2008, Ms. Weaver held options to purchase 79,864 shares of our common stock.

(5)	As of December 31, 2008, Mr. Zarriello held options to purchase 167,499 shares of our common stock.

(6)	On January 25, 2008, we granted each of our directors 6,250 shares of restricted stock that vests ratably over five years. The grant date fair value of the restricted stock calculated in accordance with FAS 123(R) was $31,500 for each grant.

(7)	On June 20, 2008, we granted Mr. Penni and Ms. Weaver each 4,687 options that vest ratably over three years. On the same date, we extended the term of 2,500 options (Mr. Penni — 1,250 and Ms. Weaver — 1,250) to July 25, 2011. The value of these stock option grants and term extension was calculated in accordance with FAS 123(R) and was $10,637 for each Mr. Penni and Ms. Weaver.

(8)	On December 12, 2008, we granted each of our directors 25,000 options to purchase shares of our common stock that vest ratably over three years. The value of the stock option calculated in accordance with FAS 123(R) was $9,171 for each option grant.

(9)	Amount represents payments for personal cellular telephone usage during 2008.
In 2008, the compensation committee of our board of directors determined that the annual compensation for outside directors was as follows: (i) $8,000 per quarter for board service, (ii) an additional $4,000 and $2,000 per quarter for service as the audit and governance committee chair or the compensation committee chair, respectively, (iii) an additional $2,000 and $1,000 per quarter for service as a member of the audit and governance committee or the compensation committee, respectively, and (iv) $19,500 per quarter for service as the chairman of our board of directors. Reasonable travel expenses are reimbursed when incurred. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.
At December 31, 2008, the following directors owned fully vested options exercisable for shares of Thermo Life common stock:
•	Mr. Penni — 200,000 shares
•	Mr. Rawan — 200,000 shares
•	Ms. Weaver — 200,000 shares
These options are exercisable at $0.05 per share and expire on April 18, 2011.
Compensation committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2008, Messrs. Penni and Zarriello and Ms. Weaver served as members of the compensation committee. The members of the compensation committee are not existing or former officers or employees of ours or any of our subsidiaries during the fiscal year ended December 31, 2008. There were no material transactions between us and any of the members of the compensation committee during the fiscal year ended December 31, 2008. None of our executive officers serves as a member of the board of directors or the compensation committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding beneficial ownership of our common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and, (iii) each of the named executive officers” and (iv) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 18,327,584 shares of our common stock outstanding on April 9, 2009, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each stockholder named has sole voting and investment power with respect to such stockholder’s shares.

	Aggregate
	Number of Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares

Five Percent Stockholders:
Valens Capital Management, LLC(2)	943,959	5.2%
Randolph K. Geissler(3)	957,500	5.2%

Executive Officers and Directors(3):
Joseph J. Grillo	270,135	1.5
Lorraine M. Breece	36,191	*
Parke H. Hess	46,907	*
John R. Block	130,625	*
Daniel E. Penni	118,248	*
Dennis G. Rawan	38,337	*
Constance K. Weaver	87,237	*
Michael S. Zarriello	149,880	*
All current directors and executive officers as a group (8 persons)	877,370	4.7

*	Represents less than 1% of the issued and outstanding shares of common stock of the Company.

(1)	This table includes presently exercisable stock options and options that are exercisable within sixty days of April 9, 2009, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Joseph J. Grillo — 32,041; Lorraine M. Breece — 36,001; Parke H. Hess — 12,500; John R. Block — 109,375; Daniel E. Penni — 57,222; Dennis G. Rawan — 19,062; Constance K. Weaver — 54,864; Michael S. Zarriello — 142,499; and all current directors and officers as a group — 463,564.

(2)	Valens Capital Management, LLC has shared voting power and dispositive power with Laurus Capital Management, LLC, a Delaware limited liability company, Valens U.S. SPV I, LLC, a Delaware limited liability company (“Valens US”), Valens Offshore SPV I, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Valens SPV I”), Laurus Master Fund, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Laurus”), Kallina Corporation, a Delaware corporation (“Kallina”), and PSource Structured Debt Limited, a closed-ended company incorporated with limited liability in Guernsey (“PSource”), Eugene Grin and David Grin. As of December 31, 2008, Laurus, Kallina, Valens US, and PSource held 943,959 shares of our common stock. The information included in the table is based solely on the Schedule 13G/A filed with the SEC on February 12, 2009. Valens Capital Management, LLC’s address is 335 Madison Avenue, 10th Floor, New York, NY 10017.

(3)	All of these individuals share the same business address: 490 Villaume Avenue, South Saint Paul, Minnesota 55075.
The following table sets forth information regarding beneficial ownership of our subsidiary, Thermo Life by (i) each of our directors, (ii) each of the named executive officers and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 20,000,000 shares of Thermo Life’s common stock outstanding on April 9, 2009, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each stockholder named has sole voting and investment power with respect to such stockholder’s shares.

	Aggregate
	Number of Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares

Joseph J. Grillo	—	*	%
Lorraine M. Breece	70,000	*
Parke H. Hess	—	*
John R. Block	—	*
Daniel E. Penni	200,000	1.1
Dennis G. Rawan	200,000	1.1
Constance K Weaver	200,000	1.1
Michael S. Zarriello	—	*
All current directors and executive officers as a group (8 persons)	670,000	3.7

*	Represents less than 1% of the issued and outstanding shares of Thermo Life’s common stock.

(1)	This table includes presently exercisable stock options and options that are exercisable within sixty days of April 9, 2009, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Joseph J. Grillo — 0; Lorraine M. Breece — 70,000; Parke H. Hess — 0; John R. Block — 0; Daniel E. Penni — 200,000; Dennis G. Rawan — 200,000; Constance K. Weaver — 200,000; Michael S. Zarriello — 0; and all current directors and officers as a group — 670,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Since the beginning of our fiscal year 2008, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.
Director and Officer Roles and Relationships with Our Subsidiaries
Several of our directors and our chief executive officer have served as directors of VeriChip Corporation (“VeriChip”), which became a minority-owned investee in the first quarter of 2008 when our ownership fell below 50%. In November of 2008, we sold all of the shares of common stock of VeriChip that we owned. By virtue of the relationships described below, certain of our directors and our chief executive officer could have faced situations in which there were actual or apparent conflicts of interest that could have interfered, or appeared to have interfered, with their ability to act in a manner that was in our best business interests. Two of our six directors, Mr. Penni and Ms. Weaver, served on the board of directors of VeriChip through January 11, 2008 and our chief executive officer served on the board of VeriChip from July 18, 2008 to November 12, 2008. In their various positions with VeriChip and us, Messrs. Penni, Rawan, Block and Zarriello and Ms. Weaver and Ms. Breece were each granted stock option awards by VeriChip. As of December 31, 2008, all of these options were exercised except for 5,556, 25,000 and 69,444 options held by Mr. Block, Mr. Penni and Ms. Weaver, respectively.
Transactions with and between Subsidiaries
VeriChip
Supply and Development Agreement
VeriChip (our former subsidiary) and Destron Fearing (our current subsidiary) executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007 (“Supply Agreement”). Under this agreement, Destron Fearing was VeriChip’s sole supplier of human-implantable microchips. VeriChip’s purchases of product under the supply and development agreement were approximately $12 thousand, $0.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Effective November 12, 2008, the supply and development agreement, as amended, was terminated.
Transition Services Agreement
On December 27, 2005, we entered into a transition services agreement with VeriChip under which we agreed to continue to provide VeriChip with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to VeriChip’s initial public offering. As compensation for these services, VeriChip agreed to pay us approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and VeriChip entered into an amended and restated transition services agreement which became effective on February 14, 2007, the date of completion of VeriChip’s initial public offering. The term of the amended and restated agreement was to continue until such time as VeriChip requested that we cease performing the transition services, provided that we were not obligated to continue to provide the transition services for more than twenty-four months following the effective date of the transition services agreement. The services that were provided by us under the amended and restated transition services agreement were the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services. Effective January 1, 2008, the monthly cost was reduced further and varied each month. The cost of these services to VeriChip was $0.1 million, $0.5 million and $0.8 million in the years ended December 31, 2008, 2007 and 2006, respectively. Effective November 12, 2008, the transition services agreement, as amended, was terminated.
The terms of the transition services agreement, as amended, was negotiated between certain of VeriChip’s executive officers and certain of our executive officers. These executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by us for payment of such services to third parties. However, these costs may not necessarily be indicative of the costs which would have been incurred by VeriChip as an independent stand alone entity.
Intercompany Loan Agreement with VeriChip
VeriChip financed a significant portion of its operations and investing activities primarily through funds that we provided (“VeriChip Loan”). On December 27, 2005, we and VeriChip entered into the VeriChip Loan to memorialize the terms of existing advances to VeriChip and provide the terms under which we would lend additional funds to VeriChip. Through October 5, 2006, our loan to VeriChip bore interest at the prevailing prime rate of interest. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and VeriChip borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum and further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the VeriChip Loan documents, which increased the maximum principal amount of indebtedness that VeriChip could incur to $14.5 million. On February 9, 2007, the effective date of VeriChip’s initial public offering, the loan ceased to be a revolving line of credit, and VeriChip had no ability to incur additional indebtedness under the loan documents. The interest continued to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, VeriChip was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial public offering. Accordingly, VeriChip paid us $3.5 million on February 14, 2007. VeriChip was not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which had accrued on the loan as of the last day of each month, commencing with the month in which such payment was made, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.
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
On February 29, 2008, VeriChip obtained financing in the form of an $8.0 million secured term note (the “VeriChip Note”), with Valens Offshore SPV II, Corp. (the “VeriChip Lender”). In connection with the VeriChip financing, we entered into a Subordination Agreement with the VeriChip Lender, dated February 29, 2008, under which security provided by VeriChip to us to secure the VeriChip Loan was subordinated in right of payment and priority to the payment in full due to the VeriChip Lender by VeriChip. In addition, Destron Fearing entered into a letter agreement with VeriChip, dated February 29, 2008, which provided that, in connection with the Supply Agreement, between Destron Fearing and VeriChip, the VeriChip Lender was entitled to the benefit of all of the rights of VeriChip under the Supply Agreement including, without limitation, the right to sell any of the Developed Products (as defined in the Supply Agreement) provided by Destron Fearing and the right to require Destron Fearing to manufacture the Developed Products and supply such Developed Products, provided however, that the VeriChip Lender could not exercise any rights under the Supply Agreement unless an event of default had occurred and was continuing, the VeriChip Lender commenced exercising its rights, and in exercising its rights the VeriChip Lender complied with the Supply Agreement and all applicable laws.
VeriChip used part of the proceeds of the financing with the VeriChip Lender to prepay $5.3 million of debt owed to us, which included VeriChip’s February 2008 installment payment of $0.3 million, pursuant to the VeriChip Loan. In connection with the VeriChip financing, VeriChip entered into a letter agreement with us, dated February 29, 2008, under which VeriChip agreed, among other things, (i) to prepay the $5.0 million to us, (ii) to amend the VeriChip Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the VeriChip Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, would be an event of default under the VeriChip Loan, and (iv) to amend the December 2007 Letter Agreement. As a result of the $5.0 million payment, VeriChip was not required to make any further debt service payments to us until September 1, 2009.
As consideration for providing financing to VeriChip, which in turn enabled VeriChip to make the $5.0 million prepayment us, we issued to the VeriChip Lender 28,750 shares of our common stock.
On July 18, 2008, in connection with the sale of VeriChip’s Xmark business, VeriChip repaid in full its obligations to us under the VeriChip loan, pursuant to the terms of the December 2007 Letter Agreement, as amended on February 29, 2008.
VeriChip’s Stock Purchase Agreement
On May 15, 2008, VeriChip entered into a stock purchase agreement (the “VeriChip SPA”) to sell its wholly-owned subsidiary Xmark Corporation (“Xmark”) to The Stanley Works (“Stanley”) for $45 million in cash (the “Transaction”). In connection with the Transaction, we entered into the three following agreements with Stanley:
•	A Voting Agreement (the “Voting Agreement”) in which we granted an irrevocable proxy in favor of the Transaction and against any alternative proposal. The Voting Agreement limited our ability to transfer shares of stock we held in VeriChip or vote for any alternative deal during the period prior to the consummation of the Transaction.

•	A Guarantee (the “Guarantee”) in favor of Stanley holding Stanley harmless from certain liabilities under the VeriChip SPA.

•	A Non-Competition Agreement (the “Non-Competition Agreement”) in which we agreed that we would not compete with Xmark for 3 years following the consummation of the Transaction. (We do not operate in any of these businesses today). The Non-Competition Agreement terminates upon a Change in Control Effective Date (as defined in the Non-Competition Agreement).
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

On the same date, we entered into a Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited (collectively referred to as the “Lenders”), in which the Lenders gave their consent to our entrance into the Guarantee and the Voting Agreement. The Consent and Waiver Agreement sets forth changes to our term loan agreements with the Lenders and also provided that we could prepay a portion of our debt held by the Lenders from the proceeds of the Transaction.
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
Sale of VeriChip Shares
On November 12, 2008, we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with R&R Consulting Partners, LLC (a company controlled by Scott Silverman) and Scott Silverman (a past executive officer and director of the Company and VeriChip and the current Chairman of the Board of VeriChip) (collectively, the “Stock Buyers”), whereby we sold all 5,355,556 shares of VeriChip we owned to the Stock Buyers for approximately $0.8 million in cash. The stock sold represented approximately 45.6% of VeriChip’s issued and outstanding shares of common stock. The proceeds from the sale, less expenses, were used for debt repayment.
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
InfoTech
Purchase Agreement with Blue Moon
In July 2008, we entered into a purchase agreement with Blue Moon, whereby we sold all our shares of InfoTech. The partners of Blue Moon are Messrs Silverman and Caragol, who are current or former VeriChip executives or directors and current stockholders of the Company.
Review, Approval or Ratification of Transactions with Related Parties
Our audit and governance committee’s charter requires review of any proposed related party transaction, conflicts of interest and any other transaction for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the above transactions discussed in this “Certain Relationships and Related Transactions” section has been reviewed and approved by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
For the fiscal years ended December 31, 2008 and 2007, fees for services provided by Eisner LLP were as follows:

	2008	2007(1)

Audit Fees	$834,775	$923,888
Audit-Related Fees (review of registration statements and other SEC filings)	31,213	110,400
Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States;	—	—
All Other Fees	—	—

Total Fees	$865,988	$1,034,288

(1)	Fees for services provided by Eisner LLP to Destron Fearing excluded above in 2007 were: Audit Fees — $135,668; Audit-Related Fees — $112,450; Tax Fees — $0; and All Other fees — $0.
None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.
Compatibility of Fees
The audit and governance committee of the board of directors has considered whether the provision of the services listed above is compatible with maintaining the independent registered public accounting firm’s independence and has concluded that the services did not interfere with the independent registered public accounting firm’s independence.
Pre-Approval Policies and Procedures
The audit and governance committee has a policy for the pre-approval of audit services, requiring its prior approval for all audit and non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not provide certain prohibited services. The audit and governance committee’s prior approval must be obtained before the scope or cost of pre-approved services is increased.
Consistent with these policies and procedures, the audit and governance committee approved all of the services rendered by Eisner LLP during fiscal years 2008 and 2007, as described above.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(3) Exhibits

Exhibit
Number	Description

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Ace Rules 13a-14(a) and 15d-14(a)

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Ace Rules 13a-14(a) and 15d-14(a)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
Date: April 30, 2009	By:	/s/ Joseph J. Grillo
Joseph J. Grillo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Grillo (Joseph J. Grillo)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ Lorraine M. Breece (Lorraine M. Breece)	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	April 30, 2009

/s/ Daniel E. Penni (Daniel E. Penni)	Chairman of the Board of Directors	April 30, 2009

/s/ John R. Block (John R. Block)	Director	April 30, 2009

/s/ Dennis G. Rawan (Dennis G. Rawan)	Director	April 30, 2009

/s/ Constance K. Weaver (Constance K. Weaver)	Director	April 30, 2009

/s/ Michael S. Zarriello (Michael S. Zarriello)	Director	April 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)