Form 10-Q
period 2009-03-31
DIGITAL ANGEL CORP
filed 2009-05-11
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission file number: 000-26020

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1641533 (I.R.S. Employer Identification Number)

490 Villaume Avenue, South St. Paul, Minnesota (Address of Principal Executive Offices)	55075 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2009
Common Stock, $.01 par value per share	18,327,584 shares

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,322	$1,807
Restricted cash	177	—
Accounts receivable, net of allowance for doubtful accounts of $507 and $503 at March 31, 2009 and December 31, 2008, respectively	12,771	10,945
Note receivable	450	450
Inventories	8,992	8,922
Deferred taxes	128	130
Other current assets	1,432	1,530
Current assets of discontinued operations	5	5

Total current assets	25,277	23,789

Property and equipment, net	8,777	8,834
Goodwill	7,947	8,386
Intangible assets, net	21,309	21,828
Note receivable	910	1,015
Other assets, net	555	322
Other assets of discontinued operations	23	32

Total Assets	$64,798	$64,206

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$12,013	$8,581
Accounts payable	11,642	9,704
Advances from factors	1,998	1,474
Accrued expenses	10,183	9,133
Deferred revenue	601	840
Current liabilities of discontinued operations	5	10

Total current liabilities	36,442	29,742

Commitments and contingencies
Long-term debt and notes payable	2,892	6,943
Deferred taxes	2,558	2,593
Other liabilities	1,161	2,223

Total Liabilities	43,053	41,501

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 35,000; shares issued, 17,497 and 16,080; shares outstanding, 17,497 and 15,950)	175	161
Additional paid-in capital	584,001	584,466
Accumulated deficit	(560,057)	(558,839)
Accumulated other comprehensive income (loss) — foreign currency translation	(2,429)	(2,308)

Subtotal	21,690	23,480
Treasury stock (carried at cost, nil and 130 shares)	—	(820)

Total Digital Angel Corporation stockholders’ equity	21,690	22,660
Noncontrolling interest	55	45

Total Stockholders’ Equity	21,745	22,705

Total Liabilities and Stockholders’ Equity	$64,798	$64,206

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-	For the Three-
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Revenue	$17,807	$22,426

Cost of sales	10,553	14,127

Gross profit	7,254	8,299

Selling, general and administrative expenses	7,460	9,090
Research and development expenses	464	795
Restructuring, severance and separation expenses	—	461

Total operating expenses	7,924	10,346

Operating loss	(670)	(2,047)

Interest and other income (expense), net	20	406
Interest expense	(527)	(2,687)

Loss from continuing operations before taxes	(1,177)	(4,328)

Benefit for income taxes	4	19

Loss from continuing operations	(1,173)	(4,309)

Loss from discontinued operations (attributable to Digital Angel Corporation)	(33)	(418)

Net loss	(1,206)	(4,727)

Income attributable to the noncontrolling interest	(12)	(49)

Net loss attributable to Digital Angel Corporation	$(1,218)	$(4,776)

Loss per common share attributable to Digital Angel Corporation — basic and diluted:
Loss from continuing operations	$(0.07)	$(0.31)
Loss from discontinued operations	—	(0.03)

Net loss	$(0.07)	$(0.34)

Weighted average number of common shares outstanding — basic and diluted	17,255	14,298
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three-Months Ended March 31, 2009
(in thousands)

	Digital Angel Corporation Shareholders
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Interest	Equity

Balance, December 31, 2008	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$45	$22,705

Net loss	—	—	—	(1,218)	—	—	12	(1,206)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(121)	—	(2)	(123)

Total comprehensive loss				(1,218)	(121)		10	(1,329)

Issuance of common stock for equipment purchase	296	3	183	—	—	—	—	186
Issuance of common stock in a private placement sale	255	2	125	—	—	—	—	127
Issuance of common stock for price protection under the terms of a legal settlement	580	6	(6)	—	—	—	—	—
Retirement of treasury stock issued for price protection under the terms of a severance agreement	295	3	(823)	—	—	820	—	—
Partial share repurchase	(8)	—	—	—	—	—	—	—
Retirement of common stock	(1)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	116	—	—	—	—	116
Stock issuance costs	—	—	(3)	—	—	—	—	(3)
Reclassification of warrant as liability per EITF 07-05	—	—	(57)	—	—	—	—	(57)

Balance, March 31, 2009	17,497	$175	$584,001	$(560,057)	$(2,429)	$—	$55	$21,745

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three-	For the Three-
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities
Net loss	$(1,206)	$(4,727)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	33	418
Equity compensation and other administrative expenses	115	392
Depreciation and amortization	1,110	1,195
Amortization of debt discount and financing costs	149	1,692
Allowance for doubtful accounts	3	89
Allowance for inventory excess and obsolescence	232	243
Warrant liability	17	—
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(175)	55
(Increase) decrease in accounts receivable	(2,042)	479
Increase in inventories	(446)	(389)
Decrease (increase) in other current assets	52	(465)
Increase in accounts payable, accrued expenses and other liabilities	2,529	1,149
Net cash (used in) provided by discontinued operations	(73)	1,586

Net Cash Provided by Operating Activities	298	1,717

Cash Flows From Investing Activities
Decrease in notes receivable	105	—
Increase in other assets	—	(18)
Payments for costs of business acquisition	—	(232)
Collection on notes receivable from VeriChip	—	5,324
Payments for property and equipment	(328)	(359)
Net cash (used in) provided by discontinued operations	(44)	17

Net Cash (Used in) Provided by Investing Activities	(267)	4,732

Cash Flows From Financing Activities
Net amounts paid on notes payable	(107)	(138)
Proceeds from debt	15,742	11,108
Payment of debt	(16,262)	(17,256)
Payment of dividend to subsidiaries’ minority shareholder	—	(35)
Issuance of common stock	128	—
Stock issuance costs	(4)	(20)

Net Cash Used in Financing Activities	(503)	(6,341)

Net (Decrease) Increase In Cash and Cash Equivalents	(472)	108

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	6

Cash and Cash Equivalents — Beginning of Period	1,807	2,222

Cash and Cash Equivalents — End of Period	$1,322	$2,336

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
Digital Angel Corporation, a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develops innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications. When we refer to Destron Fearing, we are referring to our wholly-owned subsidiary, Destron Fearing Corporation.
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.
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
Currently, we operate in two business segments; Animal Identification and Emergency Identification, which are discussed in Note 6.
Discontinued Operations
During 2007 and 2008, we have sold or made the decision to sell certain non-core businesses. These decisions were made as part of management’s strategy to streamline operations to focus its efforts on the Animal Identification and Emergency Identification businesses. As a result, these non-core businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 10.
Related Parties
We have in the past entered into various related party transactions. Each of these transactions is described in Note 22 to our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, we did not have any related party transactions.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales of certain business units and through other investing and financing sources to operate our business for the next twelve months ending March 31, 2010, including generating the cash required to repay our obligations to Laurus Master Fund Ltd, Kallina Corporation and their affiliates (collectively our “Laurus term debt”). We recently entered into a letter of intent with a new lender which will increase our borrowing capacity.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the three-months ended March 31, 2009 and the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2009. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Basis of Presentation (continued)
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay our term notes and certain of our other debt obligations during 2009, including approximately $4.9 million that will be due under the terms of our Laurus term debt on February 1, 2010. As of March 31, 2009, we had a working capital deficiency, which is primarily due in part to having to classify our Laurus term debt, which matures in February 2010, our revolving line of credit, our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as current liabilities on our consolidated balance sheet. In addition, our debt obligation to Danske Bank, which currently does not require us to make principal payments, is due on demand and we are currently in negotiations with Danske Bank to begin making payments on the credit facility during the second half of 2009. If we are unable to generate the funds necessary to pay our obligations in the ordinary course of business, we may be unable to continue operations at the current level. These conditions indicate that we may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should we be unable to continue as a going concern.
2. Impact of Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. FAS 160 requires that noncontrolling interests be accounted for and presented as equity if material, rather than as a liability or mezzanine equity. FAS 160’s presentation and disclosure requirements are to be applied retrospectively. FAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. We adopted FAS 160 on January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures. In order to conform to FAS 160, we restated our income statement for the three-months ended March 31, 2008 to include the income attributable to the noncontrolling interest in consolidated net income and our balance sheet at December 31, 2008 to include the noncontrolling interest in equity.
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FAS 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FAS 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We adopted FAS 141R effective January 1, 2009, which did not have any impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures as we have not have any acquisitions since adopting the standard.
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. We adopted FAS 161 on January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Impact of Recently Issued Accounting Standards (continued)
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days after September 16, 2008 which was the date of the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We adopted FAS 162 on November 15, 2008, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In June 2008, FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 on January 1, 2009 and as a result we recorded a liability associated with outstanding warrants which amounted to approximately $73 thousand at March 31, 2009 and we recorded other expense of approximately $16 thousand during the three months ended March 31, 2009.
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Raw materials	$8,651	$8,584
Work in process	424	622
Finished goods	1,673	1,240

	10,748	10,446
Less: Allowance for excess and obsolescence	(1,756)	(1,524)

Total inventory	$8,992	$8,922

We had $6.5 million and $6.2 million of our inventory at foreign locations at March 31, 2009 and December 31, 2008, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended
	March 31,
	2009	2008
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(1,185)	$(4,358)
Loss from discontinued operations	(33)	(418)

Net loss attributable to common stockholders	$(1,218)	$(4,776)

Denominator for basic and diluted loss per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	17,255	14,298

Loss per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0.07)	$(0.31)
Discontinued operations	—	(0.03)

Total — basic and diluted	$(0.07)	$(0.34)

(1)	The following stock options and warrants outstanding as of March 31, 2009 and 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	March 31,
	2009	2008

Stock options	2,786	2,530
Warrants	314	1,162
Restricted stock	25	31

Total	3,125	3,723

5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are descriptions of our factoring lines:
RBS Invoice Discounting Agreement
Destron Fearing’s subsidiary, Signature Industries Limited (“Signature”) has an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepays 70% of the receivables sold in the United Kingdom and 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million (approximately $2.2 million at March 31, 2009) at any given time, subject to restrictions on the use of proceeds. RBS pays Signature the remainder of the receivable upon collection. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (3.25% at March 31, 2009). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,200) per month. RBS may amend the terms and/or terminate this agreement at any time, without prior notice. Discounting charges of $23 thousand and $0.1 million are included in interest expense for the three-months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, Signature had £0.6 million (approximately $0.8 million) of availability under the RBS Invoice Discounting Agreement.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
Nordisk Factoring Agreement
In March 2008, Destron Fearing A/S entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.1 million at March 31, 2009) at any given time. As security, Destron Fearing A/S assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $6,400) per year. Discounting charges of $4 thousand are included in interest expense for the three-months ended March 31, 2009. As of March 31, 2009, Destron Fearing A/S had assigned DKK 5.4 million receivables (approximately $1.0 million) to Nordisk and had no additional availability under the agreement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources from Continuing Operations,” which are presented below, for a discussion of the availability under our credit facilities.
6. Segment Information
Currently, we operate in two business segments: Animal Identification and Emergency Identification.
Animal Identification
Our Animal Identification segment focuses on developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, horses, livestock (e.g., cattle and hogs), fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet, equine and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe is crucial for asset management and for disease control and food safety.
This segment’s principal products are:
•	visual and electronic ear tags for livestock; and
•	implantable microchips and RFID scanners for the companion pet, horse, livestock, and fish and wildlife industries.
Emergency Identification
Our Emergency Identification segment focuses on developing and marketing GPS and GPS-enabled products used for location tracking and message monitoring of pilots, aircraft, maritime vehicles and outdoor adventurers in remote locations.
This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for mobile data and radio communications applications, including our SARBE™ and McMurdo™ brands, which serve commercial and military markets; and
•	alarm sounders for industrial use and other electronic components.
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Included in the liabilities of “Corporate/Eliminations” as of March 31, 2009 is approximately $0.8 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these net liabilities will be reversed beginning in 2011, as they will no longer be considered our legal obligations.

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
The following is selected segment data as of and for the periods ended:

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Three-Months Ended March 31, 2009
Revenue	$8,760	$9,047	$—	$17,807
Operating (loss) income	(163)	890	(1,397)	(670)
(Loss) income from continuing operations before income taxes	(714)	869	(1,332)	(1,177)

Total assets of continuing operations	$28,884	$27,196	$8,690	$64,770

As of and For the Three-Months Ended March 31, 2008
Revenue	$11,743	$10,683	$—	$22,426
Operating (loss) income	(614)	561	(1,994)	(2,047)
(Loss) income from continuing operations before income taxes	(1,073)	517	(3,772)	(4,328)

Total assets of continuing operations	$82,827	$24,509	$15,027	$122,363
7. Acquisitions
Acquisition of Geissler Technologies Corporation (“GTC”)
On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Merger Agreement”) with GT Acquisition Sub, Inc. (our wholly-owned subsidiary), GTC and the five shareholders of GTC (the “Holders”), pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned our ownership of GT Acquisition Sub, Inc. to Destron Fearing, such that GT Acquisition Sub, Inc. became a wholly-owned subsidiary of Destron Fearing.
Upon the closing of the GTC Merger, we paid approximately 1.3 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may be paid in cash or in shares of our common stock or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008, April 2008 and September 2008, we paid an aggregate of approximately $0.8 million under the earn-out provision by issuing to the Holders a total of 42 thousand, 71 thousand and 44 thousand shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the relevant patent filing date. The remaining $3.0 million of potential earn-out at March 31, 2009 shall be due based on the achievement of certain gross profit levels on sales of GTC-related products through December 2011.
The total purchase price of GTC was allocated as follows, in thousands:

GTC
Current assets	$317
Intangibles:
Patented and non-patented proprietary technology	2,000
Trademarks and tradenames	390
Software	500
Customer relationships and non-compete	375
Goodwill	4,165
Current liabilities	(600)

Total	$7,147

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Acquisitions (continued)
The estimated fair value of the acquired intangible assets, as presented above, was determined using discounted cash flow methodology.
In determining the purchase price for GTC, we considered various factors including: (i) historical and projected revenue streams and operating cash flows; (ii) the complementary nature of each product offerings as an extension of the offerings of the other company and of our existing businesses; and (iii) the opportunity for expanded research and development of the combined or new product offerings. Based on our assessments, we determined that it was appropriate to offer a purchase price for this business that resulted in the recognition of goodwill. During the fourth quarter of 2008, we performed our annual assessment of the carrying value of our goodwill and we determined that it was appropriate to take a goodwill impairment charge of approximately $4.1 million associated with the GTC goodwill.
Proformas (Unaudited)
The acquisition was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC from the date of acquisition. Unaudited pro forma results of operations of the Company for the three-months ended March 31, 2008 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2008 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Three-Months Ended
March 31, 2008
(in thousands)
Net operating revenue	$22,454
Net loss from continuing operations	(4,329)
Net loss from continuing operations per common share — basic and diluted	(0.30)
8. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee plans, which were outstanding as of December 31, 2008, and are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
During the three-months ended March 31, 2009 and 2008 we recorded approximately $0.1 million and $0.1 million, respectively, in compensation expense related to stock options granted to our employees.
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three-months ended March 31, 2009 and 2008:

	Three-Months Ended
	March 31,
	2009		2008
Risk-free interest rate	N/A	(1)	2.80 – 3.56%
Expected life (in years)	N/A		5.0
Dividend yield	N/A		0.0%
Expected volatility	N/A		60.0%
Weighted-average volatility	N/A		60.0%

(1)	We did not grant any stock options during the three-months ended March 31, 2009.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
The computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was determined based on historical volatility.
A summary of our stock option activity as of March 31, 2009, and changes during the three-months then ended is presented below (in thousands, except per share amounts):

		Weighted	Weighted	Aggregate
	Stock	Average	Average	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2009	2,863	$18.02
Granted	—	—
Exercised	—	—
Forfeited or expired	(77)	23.80

Outstanding at March 31, 2009	2,786	17.86	5.8	$80	*

Vested or expected to vest at March 31, 2009	2,759	$16.38	5.8	$77	*

Exercisable at March 31, 2009	2,225	$21.85	4.9	$22	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.68 per share at March 31, 2009
There were no option exercises during the three-months ended March 31, 2009 and 2008. At March 31, 2009, we had approximately 0.1 million options available for issuance in our plans.
As of March 31, 2009, there was approximately $0.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 5.2 years. The total fair value of shares vested during the three-months ended March 31, 2009 and 2008, was approximately $0.2 million and $15 thousand, respectively.
A summary of the status of our nonvested stock options as of March 31, 2009 and changes during the three-months ended March 31, 2009, is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2009	619	$1.32
Granted	—	—
Vested	(58)	2.87
Forfeited or expired	—	—

Nonvested at March 31, 2009	561	$1.16

In addition to the stock options presented above, Thermo Life Energy Corp. (“Thermo Life”) has approximately 0.6 million fully vested stock options outstanding. As of March 31, 2009, the intrinsic value of these stock options was nil.
The total cash value of potential option exercises at March 31, 2009 was $20 thousand and would have a de minimus dilution impact to our ownership.
Restricted Stock
In January 2008, we issued approximately 31 thousand shares of restricted common stock to our board of directors. The restricted stock vests ratably over five years. The total value of these shares was approximately $0.2 million and we recorded compensation expense related to these shares of approximately $12 thousand and $13 thousand during the three-months ended March 31, 2009 and 2008, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Income Taxes
Our effective income benefit tax rate was 0.3% and 0.4% for the three-months ended March 31, 2009 and 2008, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. At March 31, 2009, we had aggregate net operating loss carryforwards of approximately $272.5 million for income tax purposes that expire in various amounts from 2013 through 2028. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of $263.4 million, of which $69.3 million relate to Destron Fearing, and approximately $9.1 million relates to foreign loss carryforwards. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of March 31, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2009 and 2008.
The amount of any benefit from our US tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of its net operating loss carryforwards to offset future taxable income. Based on current cumulative three-year change in ownership, we believe that we might exceed the fifty percent threshold during 2009 in which case, approximately $194.1 million would be limited under IRC section 382. Certain transactions could cause an ownership change, including (a) additional issuances of shares of common stock by us or (2) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. Many of the foregoing transactions concerning current or potential future five percent shareholders are beyond management’s control.
We, in combination with our subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. At March 31, 2009, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.
10. Discontinued Operations
During the three-months ended June 30, 2007, our board of directors approved the sale of InfoTech USA, Inc. n/k/a IFTH Acquisition Corp. (“InfoTech”). On September 30, 2007, our board of directors made a decision to sell two of our wholly-owned subsidiaries: Computer Equity Corporation (“Computer Equity”) and Perimeter Acquisition Corp. (“Perimeter”). During the three-months ended March 31, 2008, our board of directors agreed to sell two of our wholly-owned subsidiaries: Florida Decision Corporation (“FDC”) and Thermo Life. During the three-months ended December 31, 2008, our board of directors decided to sell our ownership of VeriChip Corporation (“VeriChip”). InfoTech provided computer hardware and IT services; Computer Equity provided voice, data and video telecommunications products and services; Perimeter sold call center software and related services; FDC provided service relationship management software; Thermo Life is a development company with patented rights to a thin-film thermoelectric generator; and VeriChip developed and marketed RFID systems used to identify, locate and protect people and their assets for use in a variety of healthcare, security and identification applications. The decisions to sell these companies were made as part of management’s strategy to streamline our operations to focus our efforts on the RFID and the GPS and radio communication markets. With the exception of Thermo Life, each of these businesses had been sold as of December 31, 2008.
As a result of the sales of InfoTech, Computer Equity, Perimeter, FDC and VeriChip, and our board of directors’ decision to sell Thermo Life, the financial condition, results of operations and cash flows of InfoTech, Computer Equity, Perimeter, FDC, VeriChip and Thermo Life have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. In addition, on March 1, 2001, our board of directors approved a plan to offer for sale other non-core businesses, and accordingly, these businesses, which have all been sold or closed, are presented in discontinued operations for all periods presented. We no longer owned a majority of the outstanding stock of InfoTech and VeriChip beginning in the first quarter of 2008. Therefore, the summarized operating data and changes in capital for InfoTech and VeriChip are presented under the equity method of accounting during the three-months ended March 31, 2008.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Discontinued Operations (continued)
The following table, in thousands, presents the results of operations of our discontinued operations for the three-months ended March 31, 2009 and 2008:

	Three-Months Ended
	March 31,
	2009	2008

Revenue	$—	$5,715
Cost of sales	—	3,165

Gross profit	—	2,550

Selling, general and administrative expenses	77	1,376
Research and development expenses	—	104

Operating (loss) income	(77)	1,070

Interest and other income (expense), net	44	3
Interest expense	—	(72)
Equity in loss and capital transactions of affiliate	—	(1,419)

Loss from discontinued operations	$(33)	$(418)

Loss from discontinued operations per common share — basic and diluted	$—	$(0.03)
Weighted average number of common shares outstanding — basic and diluted	17,255	14,298
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
In accordance with FAS 144, any additional operating losses for Thermo Life or changes in the value of its assets or liabilities, as well as the recognition of any gain or loss on the sale of our discontinued businesses, will be reflected in our financial condition and results of discontinued operations as incurred.
The net assets of discontinued operations as of March 31, 2009 and December 31, 2008, which represented the net assets of Thermo Life, were comprised of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)

Current assets	$5	$5
Property and equipment, net	23	32

Total assets	28	37

Current liabilities	5	10

Net assets of discontinued operations	$23	$27

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Net loss	$(1,206)	$(4,776)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(123)	(51)

Total comprehensive loss	$(1,329)	$(4,827)

12. Supplemental Cash Flow Information
In the three-months ended March 31, 2009 and 2008, we had the following non-cash investing and financing activities:

	Three-Months Ended
	March 31,
	2009	2008
	(in thousands)
Non-cash investing activities:
Issuance of shares for acquisition	$—	$6,725
Non-cash financing activities:
Financing of equipment through capital lease	$—	$94
Issuance of shares for purchase of equipment	186	—
Cash paid for:
Interest	$409	$915
Taxes	5	—
13. Severance/Head Count Reductions and Restructuring Charges
During the three months ended March 31, 2009 and 2008, we incurred severance charges associated with head-count reductions. During the second quarter of 2008, we initiated a full restructuring effort to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we sought to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and reducing headcount. Our purpose in taking these actions was to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. Our restructuring plan has been fully implemented. Restructuring activities were recorded in accordance with FAS 146 and FAS 112.
As of March 31, 2009, our restructuring accrual was as follows:

		Lease and
	Severance	Building Costs	Total

Balance, January 1, 2009	$1,066	$478	$1,544

Cash payments	(489)	(68)	(557)

Balance, March 31, 2009	$577	$410	$987

We anticipate that cash covering remaining restructuring costs will be expended over the next six months.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
14. Legal Proceedings
Chemring
In July 2008, our subsidiary Signature filed a claim against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We have not paid the final deferred purchase price payment of approximately £0.5 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. The parties have agreed upon a mutually satisfactory settlement of this dispute, subject to execution of definitive documents on agreed terms. We do not anticipate that the resolution will have a significant impact on our financial statements.
Maudlin
On October 22, 2003, Melvin Maudlin, a former employee of FDC, filed suit in the Superior Court of the State of California for the County of Orange against FDC, Hark Vasa, a former employee at FDC, and us in connection with a purported trust agreement involving FDC. On April 12, 2007, the parties entered into a settlement between us and FDC, on the one hand, and Maudlin on the other hand. Under the agreement, we were required to pay $450,000 in cash to Maudlin and his lawyers on or before May 14, 2007. We were also required to deliver unrestricted shares of our common stock to Maudlin valued at $800,000 over two years on a schedule agreed to by the parties. On July 27, 2007, a registration statement registering these shares was declared effective by the SEC and the suit was dismissed with prejudice.
In January 2009, we issued approximately 0.6 million shares of our common stock as the final settlement under the agreement. The shares were issued under the price protection provisions of the settlement agreement and had no impact on our statement of operations during the first quarter of 2009. Concurrent with the final share issuance, we received a signed release of the obligation from Maudlin.
Additionally, the Company is a party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
We currently operate in two business segments and engage in the following principal business activities:
Animal Identification — We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of certain government regulations aimed at insuring the safety of food supplies throughout the world. Our Animal Identification business is headquartered in Minnesota, with direct and indirect wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification — We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand names SARBE™ and McMurdo™. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide, while McMurdo safety products are sold to a variety of commercial maritime, aviation, and recreational customers. We also develop, manufacture and market alarm sounders for hazardous industrial areas under the brand name Clifford & Snell. The Emergency Identification segment includes our 98.5% owned subsidiary, Signature Industries Limited (“Signature”), which is headquartered in the United Kingdom.
Our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements.
Significant Factors Affecting our Results of Operations and Financial Condition
During the three-months ended March 31, 2009, as compared to the three-months ended March 31, 2008, our revenue decreased approximately $4.6 million, or 20.6%, to $17.8 million. Approximately $2.0 million of the decrease was associated with the change in the exchange rate of the U.S. dollar to the U.K. pound. The remaining decrease in revenue is primarily due to a decrease of approximately $2.4 million in sales of our companion animal products. Our operating loss was $0.7 million in the three-months ended March 31, 2009 as compared to an operating loss of $2.0 million in the three-months ended March 31, 2008. Excluding approximately $0.5 million of restructuring, severance and separation expenses, our operating loss was $1.6 million for the three-months ended March 31, 2008. We attribute the improvement in our operating loss to cost containment initiations including the effect of our restructuring plan, which we initiated on June 30, 2008. Our restructuring plan is more fully discussed in Note 13 to the condensed consolidated financial statements.
Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2008 contains further information regarding our critical accounting policies.
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

	For the Three-Months Ended
	March 31,
	2009	2008

Revenue	100.0%	100.0%
Cost of sales	59.3	63.0

Gross profit	40.7	37.0

Selling, general and administrative expenses	41.9	40.5
Research and development expenses	2.6	3.5
Restructuring, severance and separation expenses	—	2.1

Operating loss	(3.8)	(9.1)

Interest and other (expense) income, net	0.1	1.8
Interest expense	(2.9)	(12.0)

Loss from continuing operations before income taxes	(6.6)	(19.3)

Benefit for income taxes	—	0.1

Loss from continuing operations	(6.6)	(19.2)

Loss from discontinued operations	(0.1)	(1.9)

Net loss	(6.7)	(21.1)

Net loss attributable to the noncontrolling interest	(0.1)	(0.2)

Net loss attributable to Digital Angel Corporation	(6.8)%	(21.3)%

Results of Operations by Segment
Three-Months Ended March 31, 2009 Compared to Three-Months Ended March 31, 2008
Animal Identification

	Three-Months Ended March 31,
		% of		% of
	2009	Revenue	2008	Revenue	Change
	(in thousands, except percentages)

Revenue	$8,760	100.0%	$11,743	100.0%	$(2,983)	(25.4)%
Cost of sales	5,981	68.3	8,191	69.8	(2,210)	(27.0)

Gross profit	2,779	31.7	3,552	30.2	(773)	(21.8)

Selling, general and administrative expenses	2,637	30.1	3,210	27.3	(573)	(17.9)
Research and development expenses	305	3.4	495	4.2	(190)	(38.4)
Restructuring, severance and separation expenses	—	—	461	3.9	(461)	NM

Operating loss	$(163)	(1.8)%	$(614)	(5.2)%	$(452)	73.6

NM — Not meaningful.

Revenues
Our Animal Identification segment’s revenue decreased approximately $3.0 million for the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. The decrease was primarily due to a decrease in companion animal sales as a result of 0.9 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. In addition, we had lower sales of our electronic tags due to the fulfillment of a contract with the U.S. Department of Agriculture in the first quarter of 2008 and decreased sales in Europe primarily due to a lower volume of sales to Austria and a negative exchange rate impact from the prior year. This decrease was partially offset by an increase in sales of fish chips due to increased demand from the government.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit decreased approximately $0.8 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. The decrease in gross profit is primarily due to the related decrease in sales for the current period. The gross profit margin increased to 31.7% in the three-months ended March 31, 2009 as compared to 30.2% in the three-months ended March 31, 2008. We primarily attribute the increase in gross profit to headcount reductions that were implemented in the second and third quarter of 2008 as a result of our restructuring efforts.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.6 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. The decrease in selling, general and administrative expenses is primarily the result of lower sales and marketing costs due to reduced salaries as a result of our headcount reduction as well as less media and advertising expenses as a result of our cost control efforts. Partially offsetting these reductions is an increase in accounting fees of approximately $0.2 million due to the implementation in 2009 of an allocation to our Animal Identification segment from Corporate. Selling, general and administrative expenses as a percentage of revenue increased from 27.3% to 30.1% primarily due to the decrease in sales in the first quarter of 2009.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.2 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008 principally due to a decrease in research and development costs at GTC as well as decreased salary expense due to headcount reductions as a result of our restructuring efforts in 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the first quarter of 2008 related to severance expenses.
Outlook and Trends
We anticipate our Animal Identification segment’s sales and profits to increase in 2009 due to improving market conditions in the livestock and wildlife sectors due to decreases in feed, energy and transportation costs forecasted to benefit livestock producers and strong and steady demand from government agencies. We are also seeing stronger regulatory environment being signaled from the capital which could indicate a move from voluntary to mandatory use of National Animal Identification System (“NAIS”) in the future. An additional factor to our 2009 outlook is the anticipated savings due to the restructuring plan implemented in 2008. We expect our operating expenses to remain relatively constant with the first quarter of 2009.
We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.
Emergency Identification

	Three-Months Ended March 31,
		% of		% of
	2009	Revenue	2008	Revenue	Change
	(in thousands, except percentages)

Revenue	$9,047	100.0%	$10,683	100.0%	$(1,636)	(15.3)%
Cost of sales	4,572	50.5	5,936	55.6	(1,364)	(23.0)

Gross profit	4,475	49.5	4,747	44.4	(272)	(5.7)

Selling, general and administrative expenses	3,426	37.9	3,886	36.4	(460)	(11.8)
Research and development expenses	159	1.8	300	2.8	(141)	(47.0)

Operating income	$890	9.8%	$561	5.2%	$329	58.6

Revenues
Our Emergency Identification segment’s revenue decreased approximately $1.6 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. The decrease in revenue is primarily due to exchange rate variances during the first quarter of 2009 compared to the first quarter of 2008. In local currency, revenues increased approximately £0.9 million, or 16.5%. Signature sales increased primarily due to higher SARBE sales, offset slightly by decreased sales at our Radio and Clifford and Snell divisions. McMurdo sales increased primarily due to higher sales of Emergency Position Indicating Radio Beacons (“EPIRB”) and Fastfind products, offset slightly by a reduction in Simplified Voyage Data Recorder (“SVDR”) sales.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $0.3 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. The decrease is primarily due to the exchange rate variances between the periods. First quarter gross profit margin was 49.5% in the three-months ended March 31, 2009 as compared to 44.4% in the first quarter of 2008. Signature’s gross profit margin increased due to better margins at our Sarbe division related to the G2R and U.S. Air Force products. McMurdo’s gross profit margin increased as the EPIRB’s and the new Fastfind models averaged higher gross profit margins.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.5 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. This decrease in selling, general and administrative expenses relates primarily to the changes in the exchange rates. In local currency, selling, general and administrative expenses increased approximately £0.4 million due primarily to an increase in accounting fees due to the implementation in 2009 of an allocation from Corporate, increased travel costs due to Corporate personnel’s travel that related to the segment, temporary staff costs and depreciation and amortization. As a percentage of revenue, selling, general and administrative expenses increased to 37.9% in the three-months ended March 31, 2009 from 36.4% in the three-months ended March 31, 2008. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increases noted above.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.1 million in the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. This decrease relates primarily to the exchange rate variances during the quarter.
Outlook and Trends
We anticipate our Emergency Identification segment’s sales and profits to increase in 2009 due to strong demand from the 2009 upgrade of the COSPAS-SARSAT satellite network as many customers have pushed orders into 2009 and 2010. We continue to see higher sales of our FastFind PLB, product than anticipated and expect to fulfill the Personal Emergency Location Systems (“PELS”) contract with the U.K. Ministry of Defense in 2009. We also expect to see gross margin improvements from outsourcing production and significant operating savings from consolidating our Emergency Identification’s facilities which are currently underway.
We believe that the future will bring both military and commercial market opportunities due to increasing demand for recreational PLBs, expansion into the North American market and our belief that PLBs will become a highly desired product during peacetime for many of our current, and potentially new, world wide armed forces customers.
Corporate/Eliminations

	Three-Months Ended March 31,
	2009	2008	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,397	1,995	(598)	(30.0)

Operating loss	$(1,397)	$(1,995)	$(598)	30.0

Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses decreased approximately $0.6 million for the three-months ended March 31, 2009 compared to the three-months ended March 31, 2008. The decrease is primarily due to the result of lower salary expense as Corporate had fewer employees in the first quarter of 2009, the initiation of the allocation of audit fees to our Animal Identification and Emergency Identification segments, signing bonus which was paid in the first quarter of 2008 to an executive officer, and decreased outside professional fees, travel and depreciation expense.

Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased approximately $0.4 million to $20 thousand in the three-months ended March 31, 2009 compared to $0.4 million the three-months ended March 31, 2008. The decrease was primarily due to the interest income we recognized in the first quarter of 2008 related to an outstanding loan with VeriChip.
Interest Expense
Interest expense was $0.5 million and $2.7 million for the three-months ended March 31, 2009 and 2008, respectively. The decrease in interest expense is due primarily to an additional $0.6 million for the amortization of debt issue costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt in the first quarter of 2008, an additional $0.5 million of interest expense associated with repricing of warrants in the first quarter of 2008 and an overall higher debt balance in 2008 compared to 2009. In addition, during the fourth quarter of 2008, we wrote-off of the remaining debt issuance costs and debt discount associated with our outstanding term debt as a result of the substantial modification of that debt during the fourth quarter of 2008.
Income Taxes
We had an income tax benefit of $4 thousand for the three-months ended March 31, 2009 compared to a benefit of $19 thousand in the same period of 2008. We have recorded certain state and foreign income taxes (benefits) during the three-months ended March 31, 2009 and 2008. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of March 31, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2009 and 2008.
Net Loss from Continuing Operations Attributable to Digital Angel Corporation
During the three-months ended March 31, 2009 and 2008, we reported a loss from continuing operations of approximately $1.2 million and $4.3 million, respectively. The decrease in the loss for the three-months ended March 31, 2009 compared to March 31, 2008 relates primarily to the overall reduction of selling, general and administrative expenses throughout our segments as a result of cost containment measures and our restructuring plan that we implemented in 2008. Each of these items is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $1.3 million and $1.8 million at March 31, 2009 and December 31, 2008.
Operating activities provided cash of $0.3 million and $1.7 million during the three-months ended March 31, 2009 and 2008, respectively. During the three-months ended March 31, 2009, cash was provided primarily from the overall increase in accounts payable and accrued expenses compared to the prior period. During the three-months ended March 31, 2008, cash was provided primarily from the increase in accounts payable and accrued expenses as well as our discontinued operations.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $1.8 million, or 16.7%, to $12.8 million at March 31, 2009, from $10.9 million at December 31, 2008. The increase was primarily due to a partial billing of the U.S. Air Force contract in the first quarter of 2009, an increase in fish customer sales during the period and the overall sales increase in the three-months ended March 31, 2009 compared to the three-months ended December 31, 2008. We anticipate our accounts receivable to increase slightly due to the increase in PELS and FastFind sales throughout 2009.

•	Inventories increased 0.8% to $9.0 million at March 31, 2009 from $8.9 million at December 31, 2008. The increase was principally due to the buildup up of inventory at our Emergency Identification segment for the fulfillment of an order as well as new product development. This was offset by a decrease in our Animal Identification inventory which is the result of late first quarter sales of companion animal and fish chip products. We expect our inventory levels to increase slightly as we manufacture products for the PELS contract and demand for FastFind products but then decrease to levels comparable to the current balance.

•	Accounts payable increased $1.9 million, or 20.0%, to $11.6 million at March 31, 2009 compared to $9.7 million at December 31, 2008. The increase was primarily due to the buildup of inventory at our Emergency Identification segment as noted above as well as the general timing of billings and payments of purchases. We anticipate our accounts payable to increase along with the buildup of inventory but then decrease by year-end.

•	Accrued expenses increased $1.1 million, or 11.5%, to $10.2 million at March 31, 2009 compared to $9.1 million at December 31, 2008. The increase primarily relates to reclassification of a $0.8 million deferred financing fee from long-term to current in the first quarter of 2009, an increase in the bonus accrual as well as timing differences for payroll related expenses. We expect our accrued expenses to stay relatively constant in 2009.
Investing activities (used) provided cash of $0.3 million and $4.7 million during the three-months ended March 31, 2009 and 2008, respectively. The amounts (used) provided in 2009 and 2008 were primarily from the purchase of fixed assets and the collections on a note receivable from VeriChip, respectively.
Financing activities used cash of $0.5 million and $6.3 million during the three-months ended March 31, 2009 and 2008, respectively. The use of cash was primarily for the net reduction of debt for both periods.
Financial Condition
As of March 31, 2009, we had a working capital deficit of approximately $11.2 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.
In addition to our cash on hand, at March 31, 2009 we had approximately $1.9 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008; (ii) an invoice discounting agreement with RBS, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; (iii) a factoring agreement with Nordisk Factoring A/S, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; and (iv) a line of credit with Danske Bank, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
As of March 31, 2009, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$2,620	$1,002
RBS invoice discounting agreement	1,230	831
Nordisk factoring agreement	767	—
Danske Bank line of credit	3,159	27

	$7,776	$1,860

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. As of March 31, 2009, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.

Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales of certain business units and through other investing and financing sources to operate our business for the next twelve months ending March 31, 2009, including generating the cash required to repay our obligations to Laurus Master Fund Ltd, Kallina Corporation and their affiliates (collectively our “Laurus term debt”). We recently entered into a letter of intent with a new lender which will increase our borrowing capacity.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the three-months ended March 31, 2009 and the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2009. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay our term notes and certain of our other debt obligations during 2009, including approximately $4.9 million that will be due under the terms of our Laurus term debt on February 1, 2010. As of March 31, 2009, we had a working capital deficiency, which is primarily due in part to having to classify our Laurus term debt, which matures in February 2010, our revolving line of credit, our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as current liabilities on our consolidated balance sheet. In addition, our debt obligation to Danske Bank, which currently does not require us to make principal payments, is due on demand and we are currently in negotiations with Danske Bank to begin making payments on the credit facility during the second half of 2009. If we are unable to generate the funds necessary to pay our obligations in the ordinary course of business, we may be unable to continue operations at the current level. These conditions indicate that we may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should we be unable to continue as a going concern.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations and sales in various regions of the world. See Item 1, Business — Geographic Areas in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Additionally, we export to and import from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.
We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.
As of March 31, 2009, our debt consisted of the following:
•	the secured, non-convertible term note with Laurus, which has a fixed interest rate;
•	the secured, non-convertible term note with Kallina, which has a fixed interest rate;

•	the senior secured, non-convertible term note with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited, which has a fixed interest rate;
•	Destron Fearing’s borrowings under Danish credit facilities bearing interest at prime plus 2%;
•	Destron Fearing’s borrowings under a revolving facility with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 2.0% (but such rate shall not at any time be less than 10.0%);
•	Destron Fearing’s borrowings under Danish Nordisk factoring line which accrues interest at 0.15% per transaction;
•	Signature Industries’ borrowings under the Royal Bank of Scotland invoice discounting agreement which accrues interest at an annual rate of 1.5% above the base rate as defined in the agreement;
•	equipment loan bearing a variable interest rate of 7.06%; and
•	a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value at
March 31, 2009
(dollars in millions)
Total notes payable, long-term debt and advances from factors	$16,903
Notes payable bearing interest at fixed interest rates	$8,936
Weighted-average interest rate during the three-months ended March 31, 2009	15.7%
A 1% change in interest rates would increase our interest expense by approximately $0.1 million.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID and the GPS and radio communications markets;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the possibility that we could continue to generate losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business over the next twelve-months ended March 31, 2010;

•	our ability to successfully implement our restructuring plan and realize the estimated cost savings;

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under DSD Holding’s existing bank facility that is payable on demand and can be terminated at any time without notice; and

•	our ability to successfully integrate the business operations of acquired companies.
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
The information in this quarterly report is as of March 31, 2009, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended March 31, 2009. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.
Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our first fiscal quarter of 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 20 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 7, 2009, we issued Donald Brattain 295,537 shares of our common stock in exchange for certain manufacturing equipment owned by Brattain & Associates, LLC and related to our business. Donald Brattain and Randolph Geissler, Destron Fearing Corporation’s Chief Executive Officer, are partners in Brattain & Associates, LLC. The equipment was valued at $186,188 and the number of shares issued was based on the closing price of our common stock on January 6, 2009. The securities were issued in a transaction exempt from registration under Section 4(a) of the Securities Act of 1933, as amended.
On January 13, 2009, we issued Michael Krawitz (our former Chief Financial Officer) 295,166 shares of our common stock in satisfaction of the Covenant Consideration pursuant to Section 10(c) of Mr. Krawitz’s former employment agreement. The shares issued are price protected from the date of issuance to the date six months later (“price protection date”), such that in the event that the value of such share is less than $0.52 per share on the price protection date (using the average closing price of our common stock for the ten trading days preceding the valuation date), we shall be obligated to issue unrestricted shares to cover any shortfall in value. The securities were issued in a transaction exempt from registration under Section 4(a) of the Securities Act of 1933, as amended.
On January 19, 2009, several of our directors agreed to purchase an aggregate of 255,000 shares of our common stock in exchange for an aggregate of $127,500 in cash in accordance with the terms of a Private Placement. The purchase price of the shares was $0.50 per share, based on the closing price of our common stock on the prior business day, which was January 16, 2009. The sales were closed on January 20, 2009. The securities were issued in a transaction exempt from registration under Section 4(a) of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: May 11, 2009	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.