Form 10-Q
period 2009-06-30
DIGITAL ANGEL CORP
filed 2009-08-07
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2009
Common Stock, $.01 par value per share	18,082,753 shares

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$619	$1,807
Restricted cash	189	—
Accounts receivable, net of allowance for doubtful accounts of $889 and $503 at June 30, 2009 and December 31, 2008, respectively	12,531	10,945
Note receivable	450	450
Inventories	11,720	8,922
Deferred taxes	149	130
Other current assets	1,461	1,530
Current assets of discontinued operations	5	5

Total current assets	27,124	23,789

Property and equipment, net	8,865	8,834
Goodwill	8,249	8,386
Intangible assets, net	20,909	21,828
Note receivable	806	1,015
Other assets, net	649	322
Other assets of discontinued operations	14	32

Total Assets	$66,616	$64,206

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$11,005	$8,581
Accounts payable	13,429	9,704
Advances from factors	2,602	1,474
Accrued expenses	10,265	9,133
Deferred revenue	731	840
Current liabilities of discontinued operations	2	10

Total current liabilities	38,034	29,742
Commitments and contingencies
Long-term debt and notes payable	2,736	6,943
Deferred taxes	2,664	2,593
Other liabilities	1,028	2,223

Total Liabilities	44,462	41,501

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 35,000; shares issued, 17,891 and 16,080; shares outstanding, 17,891 and 15,950)	179	161
Additional paid-in capital	584,065	584,466
Accumulated deficit	(560,967)	(558,839)
Accumulated other comprehensive income (loss) — foreign currency translation	(1,237)	(2,308)

Subtotal	22,040	23,480
Treasury stock (carried at cost, nil and 130 shares)	—	(820)

Total Digital Angel Corporation stockholders’ equity	22,040	22,660
Noncontrolling interest	114	45

Total Stockholders’ Equity	22,154	22,705

Total Liabilities and Stockholders’ Equity	$66,616	$64,206

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-	For the Three-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008

Revenue	$17,222	$20,703

Cost of sales	10,151	14,079

Gross profit	7,071	6,624

Selling, general and administrative expenses	7,166	9,066
Research and development expenses	448	731
Restructuring, severance and separation expenses	313	1,463
Goodwill and asset impairment	—	4,369

Total operating expenses	7,927	15,629

Operating loss	(856)	(9,005)

Interest and other income (expense), net	600	2,169
Interest expense	(541)	(1,523)

Loss from continuing operations before taxes	(797)	(8,359)

(Provision) benefit for income taxes	(45)	269

Loss from continuing operations	(842)	(8,090)

Loss from discontinued operations (attributable to Digital Angel Corporation)	(51)	(1,332)

Net loss	(893)	(9,422)

Income attributable to the noncontrolling interest, continuing operations	(17)	(55)

Net loss attributable to Digital Angel Corporation	$(910)	$(9,477)

Loss per common share attributable to Digital Angel Corporation — basic and diluted:
Loss from continuing operations	$(0.05)	$(0.55)
Loss from discontinued operations	(0.00)	(0.09)

Net loss	$(0.05)	$(0.64)

Weighted average number of common shares outstanding — basic and diluted	17,857	14,778
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Six-	For the Six-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008

Revenue	$35,029	$43,129

Cost of sales	20,704	28,206

Gross profit	14,325	14,923

Selling, general and administrative expenses	14,626	18,156
Research and development expenses	912	1,526
Restructuring, severance and separation expenses	313	1,924
Goodwill and asset impairment	—	4,369

Total operating expenses	15,851	25,975

Operating loss	(1,526)	(11,052)

Interest and other income (expense), net	620	2,574
Interest expense	(1,068)	(4,210)

Loss from continuing operations before taxes	(1,974)	(12,688)

(Provision) benefit for income taxes	(41)	288

Loss from continuing operations	(2,015)	(12,400)

Loss from discontinued operations (attributable to Digital Angel Corporation)	(84)	(1,749)

Net loss	(2,099)	(14,149)

Income attributable to the noncontrolling interest, continuing operations	(29)	(104)

Net loss attributable to Digital Angel Corporation	$(2,128)	$(14,253)

Loss per common share attributable to Digital Angel Corporation — basic and diluted:
Loss from continuing operations	$(0.11)	$(0.86)
Loss from discontinued operations	(0.01)	(0.12)

Net loss	$(0.12)	$(0.98)

Weighted average number of common shares outstanding — basic and diluted	17,558	14,538
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six-Months Ended June 30, 2009
(in thousands)

	Digital Angel Corporation Shareholders
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Interest	Equity

Balance, December 31, 2008	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$45	$22,705

Net (loss) income	—	—	—	(2,128)	—	—	29	(2,099)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	1,071	—	40	1,111

Total comprehensive income (loss)				(2,128)	1,071		69	(988)

Issuance of common stock for equipment purchase	296	3	183	—	—	—	—	186
Issuance of common stock in a private placement sale	255	2	125	—	—	—	—	127
Issuance of common stock for price protection under the terms of a legal settlement	960	10	(10)	—	—	—	—	—
Retirement of treasury stock issued for price protection under the terms of a severance agreement	295	3	(823)	—	—	820	—	—
Issuance of common stock for services	14	—	16	—	—	—	—	16
Partial share repurchase	(8)	—	—	—	—	—	—	—
Retirement of common stock	(1)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	203	—	—	—	—	203
Stock issuance costs	—	—	(43)	—	—	—	—	(43)
Reclassification of warrant as liability per EITF 07-5	—	—	(52)	—	—	—	—	(52)

Balance, June 30, 2009	17,891	$179	$584,065	$(560,967)	$(1,237)	$—	$114	$22,154

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six-	For the Six-
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities
Net loss	$(2,099)	$(14,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	84	1,749
Equity compensation and other equity-based administrative expenses	219	536
Depreciation and amortization	2,206	2,456
Loss on disposal of equipment	3	—
Amortization of debt discount and financing costs	300	2,693
Allowance for doubtful accounts	119	(83)
Allowance for inventory excess and obsolescence	—	1,388
Asset impairment	—	4,369
Change in fair value of warrant liability	(4)	—
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(179)	86
Increase in accounts receivable	(909)	(1,232)
Increase in inventories	(1,840)	(1,589)
Decrease (increase) in other current assets	122	(320)
Increase in accounts payable, accrued expenses and other liabilities	3,490	2,765
Net cash (used in) provided by discontinued operations	(132)	2,410

Net Cash Provided by Operating Activities	1,380	1,079

Cash Flows From Investing Activities
Decrease in notes receivable	209	3,421
Increase in other assets	(55)	(457)
Payments for costs of business acquisition	—	(58)
Payments for property and equipment	(459)	(485)
Net cash (used in) provided by discontinued operations	(59)	15

Net Cash (Used in) Provided by Investing Activities	(364)	2,436

Cash Flows From Financing Activities
Net amounts paid on notes payable	(1,288)	107
Proceeds from debt	20,261	25,342
Payment of debt	(21,277)	(28,976)
Payment of dividend to subsidiaries’ minority shareholder	—	(36)
Issuance of common stock	127	—
Stock issuance costs	(43)	(32)

Net Cash Used in Financing Activities	(2,220)	(3,595)

Net (Decrease) In Cash and Cash Equivalents	(1,204)	(80)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	16	17

Cash and Cash Equivalents — Beginning of Period	1,807	2,222

Cash and Cash Equivalents — End of Period	$619	$2,159

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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 and our Current Report on Form 8-K filed with the SEC on July 8, 2009 in which we represented our financial results for the year ended December 31, 2008 as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). The impact of the adoption of FAS 160 is more fully discussed below in Note 2.
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
Currently, we operate in two business segments: Animal Identification and Emergency Identification, which are discussed in Note 6.
Discontinued Operations
During 2007 and 2008, we have sold or made the decision to sell a number of non-core businesses. These decisions were made as part of management’s strategy to streamline operations to focus its efforts on the Animal Identification and Emergency Identification businesses. As a result, these non-core businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 10.
Related Party Transactions
During past fiscal years, we have entered into various related party transactions. Each of these transactions is described in Note 22 to our consolidated financial statements for the year ended December 31, 2008 included in our Current Report on Form 8-K filed with the SEC on July 8, 2009. During the three and six-months ended June 30, 2009, we did not have any significant related party transactions.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the potential sales of certain business units and through other investing and financing sources to operate our business for the twelve months ending June 30, 2010, including generating the cash required to repay our obligations to Laurus Master Fund Ltd, Kallina Corporation and their affiliates (collectively our “Laurus term debt”). On July 7, 2009, we entered into an invoice discounting agreement which replaces a previous agreement and increases the potential aggregate amount of borrowings available to us. In addition, on July 10, 2009, we entered into a Standby Equity Purchase Agreement under which we may sell, at our option, up to $5.0 million of our common stock over a 24 month period subject to certain terms and restrictions. Each of these financings is more fully discussed in Note 15.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Basis of Presentation (continued)
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the six-months ended June 30, 2009 and the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2009. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay our term notes and certain of our other debt obligations during 2009 and 2010, including approximately $4.5 million that will be due under the terms of our Laurus term debt on February 1, 2010. (This $4.5 million obligation includes $0.8 million, which can be paid in cash or in shares of our common stock at our option). As of June 30, 2009, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include our Laurus term debt, which matures in February 2010, our revolving line of credit, our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 5 below and in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition, our debt obligation to Danske Bank is due on demand and beginning in July 2009, we are required to make principal payments as more fully discussed in Note 5. These conditions indicate that we may not be able to continue as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business, despite management’s plans to do so. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
2. Impact of Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS 160 which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 is being applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements which are being applied retrospectively for all periods presented. FAS 160 requires that noncontrolling interests be accounted for and presented as equity if material, rather than as a liability or mezzanine equity. FAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. We adopted FAS 160 on January 1, 2009. In order to conform to FAS 160, we presented our income statement for the three and six-months ended June 30, 2008 to include the income attributable to the noncontrolling interest in consolidated net income and our balance sheet at December 31, 2008 to include the noncontrolling interest in stockholders equity. In addition, on July 8, 2009, we filed a Current Report on Form 8-K in which we presented our financial results for the year ended December 31, 2008 which gave effect to our adoption of FAS 160.
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FAS 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R also requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FAS 141(R) is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. An entity may not apply the standard before that date. We adopted FAS 141R effective January 1, 2009, which did not have any impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures as we have not have any acquisitions since adopting the standard.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Impact of Recently Issued Accounting Standards (continued)
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement was effective for financial statements issued as of January 1, 2009. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. We adopted FAS 161 on January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days after September 16, 2008, which was the date of the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We adopted FAS 162 on November 15, 2008, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In June 2008, FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective as of January 1, 2009. We adopted EITF 07-5 on January 1, 2009 and as a result we have a liability associated with outstanding warrants of approximately $52 thousand at June 30, 2009 and have recorded other income of approximately $5 thousand and $21 thousand during the three and six-months ended June 30, 2009 due to the change in values.
In April 2009, FASB issued SFAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective as of June 30, 2009. We do not anticipate that the adoption of FAS 165 will have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“FAS 168”). FAS168 provides that the FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For all financial statements issued after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards and replaces FAS 162. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for interim or annual fiscal periods ending after September 15, 2009. We do not anticipate that the adoption of FAS 168 will have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$10,920	$8,584
Work in process	480	622
Finished goods	2,077	1,240

	13,477	10,446
Less: Allowance for excess and obsolescence	(1,757)	(1,524)

Total inventory	$11,720	$8,922

We had $9.2 million and $6.2 million of our inventory at foreign locations at June 30, 2009 and December 31, 2008, respectively.
4. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(859)	$(8,145)	$(2,044)	$(12,504)
Loss from discontinued operations	(51)	(1,332)	(84)	(1,749)

Net loss attributable to common stockholders	$(910)	$(9,477)	$(2,128)	$(14,253)

Denominator for basic and diluted loss per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	17,857	14,778	17,558	14,538

Loss per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0.05)	$(0.55)	$(0.11)	$(0.86)
Discontinued operations	(0.00)	(0.09)	(0.01)	(0.12)

Total — basic and diluted	$(0.05)	$(0.64)	$(0.12)	$(0.98)

(1)	The following stock options, warrants and restricted stock outstanding as of June 30, 2009 and 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	June 30,
	2009	2008

Stock options	2,765	2,257
Warrants	314	1,162
Restricted stock	25	31

Total	3,104	3,450

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are descriptions of our financing agreements that have been modified or terminated during 2009:
Danske Bank Line of Credit
DSD Holding and its wholly-owned subsidiary, Destron Fearing A/S (formerly Daploma International A/S) are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holdings and Destron Fearing A/S amended the borrowing availability from DKK 12.0 million (approximately $2.3 million at June 30, 2009) to DKK 18.0 million (approximately $3.4 million at June 30, 2009). In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. Borrowing availability under the Credit Facility considers guarantees outstanding. At December 31, 2008, there was no additional availability on the Credit Facility. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. Beginning in July 2009, Destron Fearing A/S and Danske Bank agreed to reduce the borrowing availability on the Credit Facility each month by DKK 500 thousand (approximately $95 thousand).
RBS Invoice Discounting Agreement
Destron Fearing’s subsidiary, Signature Industries Limited (“Signature”) has an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provides for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepays 70% of the receivables sold in the United Kingdom and 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million (approximately $2.5 million at June 30, 2009) at any given time, subject to restrictions on the use of proceeds. RBS pays Signature the remainder of the receivable upon collection. Receivables which remain outstanding 90 days from the end of the invoice month become ineligible and RBS may require Signature to repurchase the receivable. The discounting charge accrues at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement (3.25% at June 30, 2009). Signature pays a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement requires a minimum commission charge of £833 (approximately $1,200) per month. RBS may amend the terms and/or terminate this agreement at any time, without prior notice. Discounting charges of $23 thousand and $54 thousand are included in interest expense for the three-months ended June 30, 2009 and 2008, respectively. Discounting charges of $47 thousand and $0.1 million are included in interest expense for the six-months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, Signature had £0.2 million (approximately $0.4 million) of availability under the RBS Invoice Discounting Agreement.
In July 2009, we terminated the RBS Invoice Discounting Agreement and replaced it with the Bibby Invoice Discounting Agreement as discussed in Note 15.
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
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Included in the liabilities of “Corporate/Eliminations” as of June 30, 2009 is approximately $0.8 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these net liabilities will be reversed beginning in 2011, as they will no longer be considered our legal obligations.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)
The following is selected unaudited segment data as of and for the periods ended:

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Three-Months Ended June 30, 2009
Revenue	$7,499	$9,723	$—	$17,222
Operating (loss) income	(503)	668	(1,021)	(856)
(Loss) income from continuing operations before income taxes	(995)	1,139	(941)	(797)

Total assets of continuing operations	$26,876	$31,824	$7,897	$66,597

As of and For the Three-Months Ended June 30, 2008
Revenue	$9,606	$11,097	$—	$20,703
Operating (loss) income	(7,235)	881	(2,651)	(9,005)
(Loss) income from continuing operations before income taxes	(7,941)	837	(1,255)	(8,359)

Total assets of continuing operations	$73,191	$33,452	$16,083	$122,726

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Six-Months Ended June 30, 2009
Revenue	$16,259	$18,770	$—	$35,029
Operating (loss) income	(666)	1,558	(2,418)	(1,526)
(Loss) income from continuing operations before income taxes	(1,709)	2,008	(2,273)	(1,974)

Total assets of continuing operations	$26,876	$31,824	$7,897	$66,597

As of and For the Six-Months Ended June 30, 2008
Revenue	$21,349	$21,780	$—	$43,129
Operating (loss) income	(7,549)	1,442	(4,945)	(11,052)
(Loss) income from continuing operations before income taxes	(9,014)	1,354	(5,028)	(12,688)

Total assets of continuing operations	$73,191	$33,452	$16,083	$122,726
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
Upon the closing of the GTC Merger, we paid approximately 1.3 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may be paid in cash or in shares of our common stock or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008, April 2008 and September 2008, we paid an aggregate of approximately $0.8 million under the earn-out provision by issuing to the Holders a total of 42 thousand, 71 thousand and 44 thousand shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the relevant patent filing date. The remaining $3.0 million of potential earn-out at June 30, 2009 shall be due based on the achievement of certain gross profit levels on sales of GTC-related products through December 2011. As of June 30, 2009, the minimum threshold for the earn-out had not been achieved.

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
Proformas (Unaudited)
The acquisition was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC from the date of acquisition. Unaudited pro forma results of operations of the Company for the six-months ended June 30, 2008 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2008 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Six-Months Ended
June 30, 2008
(in thousands)
Net operating revenue	$43,157
Net loss from continuing operations	(12,401)
Net loss from continuing operations per common share — basic and diluted	(0.85)
8. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee plans, which were outstanding as of December 31, 2008, and are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
During the three-months ended June 30, 2009 and 2008, we recorded approximately $0.1 million and $0.1 million, respectively, in compensation expense related to stock options granted to our employees. During the six-months ended June 30, 2009 and 2008, we recorded approximately $0.2 million and $0.2 million, respectively, in compensation expense related to stock options granted to our employees.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three and six-months ended June 30, 2009 and 2008:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Risk-free interest rate	N/A	3.06-3.57%	N/A	2.80-3.57%
Expected life (in years)	N/A	5.0	N/A	5.0
Dividend yield	N/A	0.0%	N/A	0.0%
Expected volatility	N/A	60.0%	N/A	60.0%
Weighted-average volatility	N/A	60.0%	N/A	60.0%

(1)	We did not grant any stock options during the three and six-months ended June 30, 2009.

(2)	During the three and six-months ended June 30, 2009, we granted approximately 48 thousand and 0.2 million stock options.
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
A summary of our stock option activity as of June 30, 2009, and changes during the six-months then ended is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,863	$18.02
Granted	—	—
Exercised	—	—
Forfeited or expired	(98)	24.17

Outstanding at June 30, 2009	2,765	17.80	5.6	$400	*

Vested or expected to vest at June 30, 2009	2,750	$16.26	5.5	$384	*

Exercisable at June 30, 2009	2,216	$21.72	4.7	$69	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $1.44 per share at June 30, 2009.
There were no option exercises during the three and six-months ended June 30, 2009 and 2008. At June 30, 2009, we had approximately 0.1 million options available for issuance in our plans.
As of June 30, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 4.5 years. The total fair value of shares vested during the three-months ended June 30, 2009 and 2008 was approximately $34 thousand and $15 thousand, respectively. The total fair value of shares vested during the six-months ended June 30, 2009 and 2008 was approximately $0.2 million and $0.7 million, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
A summary of the status of our nonvested stock options as of June 30, 2009 and changes during the six-months ended June 30, 2009, is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2009	619	$1.32
Granted	—	—
Vested	(70)	2.84
Forfeited or expired	—	—

Nonvested at June 30, 2009	549	$1.12

In addition to the stock options presented above, Thermo Life Energy Corp. (“Thermo Life”) has approximately 0.6 million fully vested stock options outstanding. As of June 30, 2009, the intrinsic value of these stock options was nil. The total cash value of potential option exercises at June 30, 2009 was approximately $82 thousand and would have a de minimus dilution impact to our ownership.
Restricted Stock
In January 2008, we issued approximately 31 thousand shares of restricted common stock to our board of directors, 25 thousand of which remain unvested at June 30, 2009. The restricted stock vests ratably over five years. The total value of these shares was approximately $0.2 million and we recorded compensation expense related to these shares of approximately $10 thousand and $18 thousand during the three-months ended June 30, 2009 and 2008, respectively. During the six-months ended June 30, 2009 and 2008, we recorded compensation expense related to these shares of approximately $22 thousand and $31 thousand, respectively.
9. Income Taxes
Our effective income tax rate was (2.1)% and 2.0% for the six-months ended June 30, 2009 and 2008, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards and other deferred tax assets and non-deductible intangible amortization associated with acquisitions. At June 30, 2009, we had aggregate net operating loss carryforwards of approximately $271.1 million for income tax purposes that expire in various amounts from 2013 through 2028. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of $264.3 million as of June 30, 2009, $69.3 million relate to Destron Fearing. Of the aggregate net operating loss carryforwards, approximately $6.8 million relates to foreign loss carryforwards. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of June 30, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2009 and 2008.
The amount of any benefit from our US tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on current cumulative three-year change in ownership, we believe that we might exceed the fifty percent threshold during 2009, in which case, approximately $195.0 million would be limited under IRC section 382. Certain transactions could cause an ownership change, including (a) additional issuances of shares of common stock by us or (2) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. Many of the foregoing transactions concerning current or potential future five percent shareholders are beyond management’s control.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Income Taxes (continued)
We, in combination with our subsidiary Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. At June 30, 2009, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.
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
As a result of the sales of InfoTech, Computer Equity, Perimeter, FDC and VeriChip, and our board of directors’ decision to sell Thermo Life, the financial condition, results of operations and cash flows of InfoTech, Computer Equity, Perimeter, FDC, VeriChip and Thermo Life have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. We no longer owned a majority of the outstanding stock of InfoTech or VeriChip beginning in the first quarter of 2008. Therefore, the summarized operating data and changes in capital for InfoTech and VeriChip are presented under the equity method of accounting during the three and six-months ended June 30, 2008.
The following table, in thousands, presents the results of operations of our discontinued operations for the three and six-months ended June 30, 2009 and 2008:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$—	3,232	$—	$8,948
Cost of sales	—	2,281	—	5,447

Gross profit	—	951	—	3,501

Selling, general and administrative expenses	65	1,230	142	2,606
Research and development expenses	—	40	—	144

Operating (loss) income	(65)	(319)	(142)	751

Interest and other income (expense), net	14	(54)	58	(49)
Interest expense	—	(72)	—	(145)
Equity in loss and capital transactions of affiliate	—	(887)	—	(2,306)

Loss from discontinued operations	$(51)	$(1,332)	$(84)	$(1,749)

Loss from discontinued operations per common share — basic and diluted	$0.00	$(0.09)	$(0.01)	$(0.12)
Weighted average number of common shares outstanding — basic and diluted	17,857	14,778	17,558	14,538

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Discontinued Operations (continued)
The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. FDC’s customer International Business Machines Corp. (“IBM”) terminated two statements of work (“SOWs”) during the six-months ended June 30, 2008. As a result of the termination of the SOWs, we recognized previously deferred revenue associated with these SOWs of approximately $1.6 million in the six-months ended June 30, 2008. We have not provided for income taxes or benefit on the income (loss) from discontinued operations due to our current tax status and net operating loss carryforwards.
In accordance with FAS 144, any additional operating losses for Thermo Life or changes in the value of its assets or liabilities, as well as the recognition of any gain or loss on the sale of our discontinued businesses, will be reflected in our financial condition and results of discontinued operations as incurred.
The net assets of discontinued operations as of June 30, 2009 and December 31, 2008, which represented the net assets of Thermo Life, were comprised of the following:

	June 30,	December 31,
	2009	2008
	(unaudited, in thousands)

Current assets	$5	$5
Property and equipment, net	14	32

Total assets	19	37

Current liabilities	2	10

Net assets of discontinued operations	$17	$27

11. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Net loss (including $17, $55, $29 and $104, respectively, of income attributable to the noncontrolling interest)	$(893)	$(9,422)	$(2,099)	$(14,149)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,234	39	1,111	(12)

Total comprehensive Income (loss)	$341	$(9,383)	$(988)	$(14,161)

The other comprehensive income (loss) during the three and six-months ended June 30, 2009 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron Fearing A/S’s functional currency. Approximately $42 thousand and $40 thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three and six-months ended June 30, 2009, respectively. Approximately $2 thousand and $4 thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three and six-months ended June 30, 2008, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Supplemental Cash Flow Information
In the six-months ended June 30, 2009 and 2008, we had the following non-cash investing and financing activities:

	Six-Months Ended
	June 30,
	2009	2008
	(in thousands)
Non-cash investing activities:
Issuance of shares for acquisition	$—	$6,725
Issuance of shares for purchase of equipment	186	—
Non-cash financing activities:
Financing of equipment through capital lease	$—	$342
Cash paid for:
Interest	$804	$1,513
Taxes	42	73
13. Severance/Head Count Reductions and Restructuring Charges
During the three and six-months ended June 30, 2009 and 2008, we incurred severance charges associated with head-count reductions. During the second quarter of 2008, we initiated a full restructuring effort to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we sought to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and reducing headcount. Our purpose in taking these actions was to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. Our restructuring plan has been substantially implemented. Restructuring activities were recorded in accordance with FAS 146 and FAS 112.
As a result of the actions, we recorded pre-tax charges reflecting these actions of approximately $5.8 million during the quarter ended June 30, 2008, comprised of (1) approximately $4.4 million of asset impairments, of which $1.9 million related to goodwill, $0.8 million related to intangibles and $1.7 million related to fixed assets, (2) $1.5 million of restructuring charges related primarily to $1.2 million of severance and $0.3 million of contract and lease termination costs. We also recorded $1.2 million of inventory write-offs in costs of sales during the quarter ended June 30, 2008. During the three and six-months ended June 30, 2009, we recorded approximately $0.2 million of severance expenses and $0.1 million of contract termination costs.
As of June 30, 2009, our restructuring accrual was as follows:

		Lease and
	Severance	Building Costs	Total

Balance, January 1, 2009	$1,066	$478	$1,544

Additional expense	163	150	313

Cash payments	(939)	(161)	(1,100)

Balance, June 30, 2009	$290	$467	$757

We anticipate that cash covering the remaining restructuring costs will be expended over the next six months.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
14. Legal Proceedings
Former Officer
On June 19, 2009, Michael Krawitz, who was for many years our General Counsel and during 2007 our Chief Executive Officer, and was therefore intimately familiar with the Company’s operations and financial affairs, filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company. The lawsuit also names as defendants Joseph Grillo, our current Chief Executive Officer and Director, as well as Daniel Penni, Michael Zarriello, John Block and Dennis Rawan, who are members of our Board of Directors. The lawsuit alleges, among other things, that the defendants engaged in deceptive conduct in inducing Mr. Krawitz to amend his employment agreement to accept stock in lieu of cash owed for severance payments claimed to be due under this agreement. The alleged deceptive conduct includes allegations that the Company made misrepresentations to Mr. Krawitz during the time he was serving as the Company’s CEO and General Counsel. These alleged misrepresentations include issues regarding the financial health and operations of the Company and its consolidated subsidiaries and promises which the defendants allegedly knew could not be kept. The lawsuit alleges violations of state and federal securities laws and other common law claims including breach of contract, fraudulent inducement and common law fraud. Mr. Krawitz seeks damages in excess of $1,000,000 plus attorneys’ fees and expenses. The Company believes strongly that the complaint is frivolous and entirely without merit and intends to aggressively defend the lawsuit, including the assertion of all applicable defenses and potential counterclaims and no provision has been made in the condensed consolidated financial statements. In July, we filed a Motion to Dismiss and such motion is currently pending before the court.
Chemring
In July 2008, our subsidiary Signature filed a claim against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We have not paid the final deferred purchase price payment of approximately £0.5 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. In June 2009, the parties agreed upon a mutually satisfactory settlement of this dispute, and a definitive settlement agreement has been finalized. As a result of the resolution, the warranty claims were offset against the deferred purchase price and we recorded approximately $0.5 million of other income during the three months ended June 30, 2009.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Subsequent Events
We have evaluated events and transactions that occurred between July 1, 2009 and August 5, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. We have determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements, except for those disclosed below.
Bibby Invoice Discounting Agreement
On July 7, 2009, Signature entered into an invoice discounting agreement (“Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”). The Bibby Invoice Discounting Agreement will replace the RBS Invoice Discounting Agreement in July 2009. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, most of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby will prepay 80% of receivables sold in the United Kingdom (“U.K.”) and 70% of receivables sold in the rest of the world, not to exceed a balance of £2.5 million. Subsequent to continued satisfactory operation of the invoice discounting facility and Signature’s financial progress, Bibby will increase funding in two further tranches of £500 thousand each, up to a total balance of £3.5 million, based upon the cash needs of the business and ability to generate the required level of receivable funding. Bibby will repay Signature the remainder of the receivable upon collection. Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature will be required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable sold and 0.3% for each receivable sold in the rest of the world. If the total of the yearly fee is less than £60,000, Signature will be required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5%. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date.
Yorkville Standby Equity Distribution Agreement
On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV. We intend to issue shares of common stock under the SEDA pursuant to a Registration Statement on Form S-3 (Registration No. 333-159880), declared effective by the SEC on July 9, 2009.
As provided in the SEDA, periodically we will be able to issue advance notices to YA SPV requesting YA SPV to purchase a certain number of shares of our common stock (“Advance Notices”). The amount of shares we can request YA SPV to purchase under each Advance Notice cannot exceed the lesser of (1) $500,000 worth or (2) 125% of the average of the “daily value traded” for each of the 10 trading days prior to the Advance Notice date (where “daily value traded” is the product obtained by multiplying the daily trading volume for such day by the daily volume weighted average price of the common stock for such day (“VWAP”)), or other amount mutually agreed to by the parties. The amount also cannot cause the aggregate number of shares of common stock beneficially owned by YA SPV and its affiliates to exceed 4.99% of the then outstanding common stock. If an Advance Notice requests the purchase of shares exceeding any of the amounts described above, that portion of the Advance Notice will be deemed as automatically withdrawn.
The purchase price of the shares of common stock will equal 96% of the market price. Market price is based on the lowest daily VWAP during the 5 consecutive trading days after the date the Advance Notice is delivered to YA SPV (“Pricing Period”). After the expiration of the Pricing Period, YA SPV will purchase the appropriate number of shares subject to us confirming that we have obtained all material permits and qualifications required for the issuance and transfer of the shares applicable under the Advance Notice. Afterwards, we can deliver an additional Advance Notice, and may continue until the commitment amount is purchased or the expiration of the two year period.
For each Advance Notice, we may indicate a minimum acceptable price (“Minimum Price”), which cannot be more than 90% of the last closing price of the common stock on Nasdaq before delivery of the Advance Notice. If during the Pricing Period for an Advance Notice, the VWAP for the common stock is below the Minimum Price, the amount of shares requested to be purchased under such Advance Notice will be reduced by 20% for each day it is below the Minimum Price during the Pricing Period (“Excluded Day”). In addition, each Excluded Day will be excluded from the Pricing Period for purposes of determining the market price.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
15. Subsequent Events (continued)
In addition, the Agreement requires payment of a commitment fee payable to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily VWAP for the three trading days after the date of the Agreement.
The aggregate commitment amount plus any shares paid to YA SPV as part of the commitment fee cannot equal or exceed 20% of the number of outstanding shares of our common stock as of the date of the Agreement unless our stockholders approve the issuance as required by Nasdaq.
The SEDA does not impose any restrictions on our operating activities. During the term of the SEDA and in accordance with the terms of the agreement and in compliance with all applicable federal and state securities laws, rules and regulations and Nasdaq’s rules and regulations, YA SPV is prohibited from engaging in any short selling or hedging transactions related to our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008, and the Risk Factors described therein, and our Current Report on Form 8-K filed with the SEC on July 8, 2009.
Overview
We currently operate in two business segments and engage in the following principal business activities:
Animal Identification - We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of certain government regulations aimed at insuring the safety of food supplies throughout the world. Our Animal Identification business is headquartered in Saint Paul, Minnesota, with direct and indirect wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification - We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand names SARBE™ and McMurdo™. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide, while McMurdo safety products are sold to a variety of commercial maritime, aviation, and recreational customers. We also develop, manufacture and market alarm sounders for hazardous industrial areas under the brand name Clifford & Snell. The Emergency Identification segment includes our 98.5% owned subsidiary, Signature Industries Limited (“Signature”), which is headquartered in the United Kingdom.
Our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements.
Significant Factors Affecting our Results of Operations and Financial Condition
During the three-months ended June 30, 2009, as compared to the three-months ended June 30, 2008, our revenue decreased approximately $3.5 million, or 16.8%, to $17.2 million. Approximately $1.1 million of the decrease was associated with the change in the exchange rate of the U.S. dollar to the U.K. pound. The remaining decrease in revenue is primarily due to a decrease in sales of our companion animal products and electronic tags. During the six-months ended June 30, 2009, as compared to the six-months ended June 30, 2008, our revenue decreased approximately $8.1 million, or 18.8%, to $35.0 million. Approximately $3.1 million of the decrease was associated with the change in the exchange rate of the U.S. dollar to the U.K. pound. The remaining decrease in revenue is primarily due to a decrease of approximately $3.0 million in sales of our companion animal products. Our operating loss was $0.9 million in the three-months ended June 30, 2009 as compared to an operating loss of $9.0 million in the three-months ended June 30, 2008. Excluding approximately $0.3 million of restructuring, severance and separation expenses, our operating loss was $0.5 million for the three-months ended June 30, 2009. Excluding approximately $1.5 million of restructuring, severance and separation expenses and $4.4 million of asset impairments, our operating loss was $3.2 million for the three-months ended June 30, 2008. Our operating loss was $1.5 million in the six-months ended June 30, 2009 as compared to an operating loss of $11.1 million in the six-months ended June 30, 2008. Excluding approximately $0.3 million of restructuring, severance and separation expenses, our operating loss was $1.2 million for the six-months ended June 30, 2009. Excluding approximately $1.9 million of restructuring, severance and separation expenses and $4.4 million of asset impairments, our operating loss was $4.8 million for the six-months ended June 30, 2008. We attribute the improvement in our operating loss for the three and six-months ended June 30, 2009 to cost containment initiations including the effect of our restructuring plan, which we initiated on June 30, 2008. Our restructuring plan is more fully discussed in Note 13 to the condensed consolidated financial statements.
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

	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	68.0	59.1	65.4

Gross profit	41.1	32.0	40.9	34.6

Selling, general and administrative expenses	41.6	43.8	41.8	42.1
Research and development expenses	2.6	3.5	2.6	3.5
Restructuring, severance and separation expenses	1.8	7.1	0.9	4.5
Goodwill and asset impairment	—	21.1	—	10.1

Operating loss	(4.9)	(43.5)	(4.4)	(25.6)

Interest and other (expense) income, net	3.4	10.5	1.8	6.0
Interest expense	(3.1)	(7.4)	(3.1)	(9.8)

Loss from continuing operations before income taxes	(4.6)	(40.4)	(5.7)	(29.4)

(Provision) benefit for income taxes	(0.3)	1.3	(0.1)	0.7

Loss from continuing operations	(4.9)	(39.1)	(5.8)	(28.7)

Loss from discontinued operations (attributable to Digital Angel Corporation)	(0.3)	(6.4)	(0.2)	(4.1)

Net loss	(5.2)	(45.5)	(6.0)	(32.8)

Income attributable to the noncontrolling interest, continuing operations	(0.1)	(0.3)	(0.1)	(0.2)

Net loss attributable to Digital Angel Corporation	(5.3)%	(45.8)%	(6.1)%	(33.0)%

Results of Operations by Segment
Three-Months Ended June 30, 2009 Compared to Three-Months Ended June 30, 2008
Animal Identification

	Three-Months Ended June 30,
		% of		% of
	2009	Revenue	2008	Revenue	Change
	(in thousands, except percentages)

Revenue	$7,499	100.0%	$9,606	100.0%	$(2,107)	(21.9)%
Cost of sales	4,915	65.5	8,328	86.7	(3,413)	(41.0)

Gross profit	2,584	34.5	1,278	13.3	1,306	102.2

Selling, general and administrative expenses	2,511	33.5	3,057	31.8	(546)	(17.9)
Research and development expenses	263	3.5	428	4.4	(165)	(38.6)
Restructuring, severance and separation expenses	313	4.2	804	8.4	(491)	(61.1)
Goodwill and asset impairment	—	—	4,224	44.0	(4,224)	NM

Operating loss	$(503)	(6.7)%	$(7,235)	(75.3)%	$6,732	(93.0)

NM — Not meaningful.
Revenues
Our Animal Identification segment’s revenue decreased approximately $2.1 million for the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. The decrease was due to a decrease in companion animal sales as a result of 0.3 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips during the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. In addition, we had lower sales of our electronic tags and decreased sales in Europe primarily due to a lower volume of sales to Austria and a negative exchange rate impact from the prior year. This decrease was partially offset by an increase in sales of fish chips due to increased demand from the government.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $1.3 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. The increase in gross profit is primarily due to the reduction of material cost as a percentage of sales resulting from sales of our 125Khz product which were previously written off. In addition, during the second quarter of 2008, we recorded an inventory charge of approximately $1.2 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities. The gross profit margin increased to 34.5% in the three-months ended June 30, 2009 as compared to 13.3% in the three-months ended June 30, 2008. We primarily attribute the increase in gross margin to the inventory write-offs noted above.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.5 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. The decrease in selling, general and administrative expenses is primarily the result of decreased salary expense due to headcount reductions in 2008, lower sales and marketing costs as a result of our cost control efforts and decreased information technology costs related to software implementation in 2008. Partially offsetting these reductions is the increase in legal and audit fees due to the implementation in 2009 of an allocation to our Animal Identification segment from Corporate. Selling, general and administrative expenses as a percentage of revenue increased to 33.5% from 31.8% for the second quarters ended June 30, 2009 and 2008, respectively, due primarily to a reserve recorded for a South American receivable in the second quarter of 2009.

Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.2 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008 principally due to headcount reductions as a result of our restructuring efforts in 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the second quarter of 2009 related to approximately $0.2 million of severance expenses and $0.1 million of contract termination costs. The restructuring, severance and separation expenses recorded in the second quarter of 2008 related to charges for severance.
Goodwill and Asset Impairments
Our Animal Identification segment’s goodwill and asst impairment expenses during the three-months ended June 30, 2008 related to fixed asset impairments of $1.5 million ($0.2 million in St. Paul, Minnesota and $1.3 million in Europe), goodwill impairments of $1.9 million and intangible asset impairments of $0.8 million in Europe.
Outlook and Trends
We expected to see 2009 sales and profits increase more quickly in our Animal Identification segment, however, it has taken the industry longer to recover than initially expected. Currently, we are seeing an increase in orders which has created a larger backlog and has resulted in the recall of previously laid off workforce. As anticipated earlier in the year, we are seeing a stronger regulatory environment being signaled from the capital for a move from voluntary to mandatory use of the National Animal Identification System (“NAIS”) which is expected to come into effect in the beginning of 2010. We expect to see savings due to the restructuring plan implemented in 2008 and our operating expenses to remain relatively constant with the first and second quarters of 2009.
We believe our investment in technology and product development, such as the rTag™, BioThermo® and DTR4 reader, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.
Emergency Identification

	Three-Months Ended June 30,
		% of		% of
	2009	Revenue	2008	Revenue	Change
	(in thousands, except percentages)

Revenue	$9,723	100.0%	$11,097	100.0%	$(1,374)	(12.4)%
Cost of sales	5,236	53.9	5,750	51.8	(514)	(8.9)

Gross profit	4,487	46.1	5,347	48.2	(860)	(16.1)

Selling, general and administrative expenses	3,634	37.4	4,163	37.6	(529)	(12.7)
Research and development expenses	185	1.9	303	2.7	(118)	(38.9)

Operating income	$668	6.9%	$881	7.9%	$(213)	(24.2)

Revenues
Our Emergency Identification segment’s revenue decreased approximately $1.4 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. The decrease in revenue is primarily due to exchange rate variances during the second quarter of 2009 compared to the second quarter of 2008. In local currency, revenues increased approximately £0.7 million, or 11.6%, as a result of an increase in McMurdo sales primarily due to higher sales of the new FastFind Personal Locator Beacons (“PLBs”). Sales at Signature decreased primarily due to lower unit sales at our Radio and Clifford and Snell divisions which were slightly offset by increased unit sales at our Sarbe division.

Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $0.9 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. The decrease is primarily due to the exchange rate variances during the second quarter of 2009 compared to the second quarter of 2008. In local currency, gross profits increased by approximately £0.2 million, or 6.6%. Second quarter gross profit margin was 46.1% in the three-months ended June 30, 2009 as compared to 48.2% in the second quarter of 2008 due primarily to McMurdo’s gross profit margin decrease as there was an obsolete inventory provision recorded in the second quarter of 2009. Slightly offsetting McMurdo’s decrease, Signature’s gross profit margin increased due to better margins at our Sarbe division related to the G2R product.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.5 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. This decrease in selling, general and administrative expenses relates primarily to exchange rate variances during the second quarter of 2009 compared to the second quarter of 2008. In local currency, selling, general and administrative expenses increased approximately £0.2 million due primarily to an increase in legal and accounting fees due to the implementation in 2009 of an allocation from Corporate and increased advertising, slightly offset by decreased personnel and vehicle costs. As a percentage of revenue, selling, general and administrative expenses remained relatively constant during the three-months ended June 30, 2009 and June 30, 2008.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.1 million in the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. This decrease relates primarily to the exchange rate variances during the quarter.
Outlook and Trends
We anticipate our Emergency Identification segment’s sales and profits to increase in 2009 due to strong demand from the 2009 upgrade of the COSPAS-SARSAT satellite network as many customers have pushed orders into 2009 and 2010. We continue to see higher sales of our FastFind PLB product than anticipated and expect to fulfill the Personal Emergency Location Systems (“PELS”) contract, for approximately £4.5 million with the U.K. Ministry of Defense in 2009. We also expect to see gross margin improvements from outsourcing production and significant operating savings from consolidating our Emergency Identification’s facilities which are currently underway.
We believe that the future will bring both military and commercial market opportunities due to increasing demand for recreational PLBs, expansion into the North American market and our belief that PLBs will become a highly desired product during peacetime for many of our current, and potentially new, world wide armed forces customers.
Corporate/Eliminations

	Three-Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,021	1,846	(825)	(44.7)
Restructuring, severance and separation expenses	—	659	(659)	NM
Goodwill and asset impairment	—	146	(146)	NM

Operating loss	$(1,021)	$(2,651)	$1,630	(61.5)

NM — Not meaningful.

Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses decreased approximately $0.8 million for the three-months ended June 30, 2009 compared to the three-months ended June 30, 2008. The decrease is primarily due to lower salary expense as Corporate had fewer employees in 2009, the implementation of the allocation of legal and audit expenses to our Animal Identification and Emergency Identification segments, and decreased printing and other professional service fees due to the annual shareholders meeting taking place in the third quarter of 2009 compared to the second quarter of 2008.
Restructuring, Severance and Separation Expenses
Our Corporate segment’s restructuring, severance and separation expenses for the second quarter of 2008 consisted of $0.4 million related to accrued severance and stay bonuses and related payroll expenses and $0.3 million related to accrued rent expense for our corporate office in Florida. As part of the restructuring plan, we relocated our headquarters to Minnesota in 2008.
Goodwill and Asset Impairment
Our Corporate segment’s asset impairment during the second quarter of 2008 related to the write off of assets in connection with the closing of our corporate office in Florida.
Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased approximately $1.6 million to $0.6 million in the three-months ended June 30, 2009 compared to $2.2 million in the three-months ended June 30, 2008. The decrease was primarily due to approximately $1.7 million of income recognized in the second quarter of 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, as we were no longer legally obligated to repay the liabilities. In addition, we recognized approximately $0.2 million of interest income in the second quarter of 2008 related to an outstanding loan with VeriChip Corporation. Slightly offsetting these decreases was approximately $0.5 million of other income recognized at our Emergency Identification segment related to the settlement of the Chemring dispute as discussed in Note 14 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $0.5 million and $1.5 million for the three-months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is due primarily to a significantly higher overall debt balance during 2008 as compared to 2009. In addition, during the fourth quarter of 2008, we wrote-off the remaining debt issuance costs and debt discount associated with our outstanding term debt as a result of the substantial modification of that debt during the fourth quarter of 2008.
Income Taxes
We had an income tax provision of $45 thousand for the three-months ended June 30, 2009 compared to a benefit of $0.3 million in the same period of 2008. We have recorded certain state and foreign income taxes (benefits) during the three-months ended June 30, 2009 and 2008. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and deferred tax assets and non-deductible intangible amortization associated with acquisitions. As of June 30, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended June 30, 2009 and 2008.

Net Loss from Continuing Operations Attributable to Digital Angel Corporation
During the three-months ended June 30, 2009 and 2008, we reported a loss from continuing operations of approximately $0.9 million and $8.1 million, respectively. The decrease in the loss for the three-months ended June 30, 2009 compared to June 30, 2008 relates primarily to the restructuring plan implemented in 2008, which resulted in restructuring charges and goodwill and asset impairments during 2008. The effects of the restructuring plan and other cost containment measures have resulted in the improvement in our performance during 2009. Each of these factors is more fully discussed above in the context of the appropriate segment.
Six-Months Ended June 30, 2009 Compared to Six-Months Ended June 30, 2008
Animal Identification

	Six-Months Ended June 30,
		% of		% of
	2009	Revenue	2008	Revenue	Change
	(in thousands, except percentages)

Revenue	$16,259	100.0%	$21,349	100.0%	$(5,090)	(23.8)%
Cost of sales	10,896	67.0	16,519	77.4	(5,623)	(34.0)

Gross profit	5,363	33.0	4,830	22.6	533	11.0

Selling, general and administrative expenses	5,148	31.7	5,967	27.9	(819)	(13.7)
Research and development expenses	568	3.5	923	4.4	(355)	(38.5)
Restructuring, severance and separation expenses	313	1.9	1,265	5.9	(952)	(75.3)
Goodwill and asset impairment	—	—	4,224	19.8	(4,224)	NM

Operating loss	$(666)	(4.1)%	$(7,549)	(35.4)%	$6,883	(91.2)

NM — Not meaningful.
Revenues
Our Animal Identification segment’s revenue decreased approximately $5.1 million for the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. The decrease was primarily due to a decrease in companion animal sales as a result of approximately 1.2 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips during the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. In addition, we had lower sales of our electronic tags due to the fulfillment of a contract with the U.S. Department of Agriculture in the first quarter of 2008 and decreased sales in Europe primarily due to a lower volume of sales to Austria and a negative exchange rate impact from the prior year. This decrease is partially offset by an increase in sales of fish chips due to increased demand from the government.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $0.5 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. The increase in gross profit is primarily due to the headcount reductions and a reduction in freight expenses, as well as to an inventory provision recorded in June 2008 of approximately $1.4 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities in 2008, offset in part by a decrease of sales. The gross profit margin increased to 33.0% in the six-months ended June 30, 2009 as compared to 22.6% in the six-months ended June 30, 2008. We primarily attribute the increase in gross margin to headcount reductions that were implemented in the second and third quarters of 2008 and the inventory provision in 2008 which were both a result of our restructuring efforts.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.8 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. The decrease in selling, general and administrative expenses is primarily the result of lower sales and marketing costs due to less media and advertising expenses as a result of our cost control efforts, reduced salaries from headcount reductions resulting from our restructuring efforts in 2008 as well as decreased legal costs associated with intellectual property. Selling, general and administrative expenses as a percentage of revenue increased from 27.9% to 31.7% primarily due to the decrease in sales during the six months ended June 30, 2009.

Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.4 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008 principally due to a decrease in costs associated with the rTag™ development and decreased salary and benefits expenses due to headcount reductions as a result of our restructuring efforts. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring expenses recorded in the six-months ended June 30, 2009 relate to severance expenses of $0.2 million and $0.1 million of contract termination costs at the St. Paul, Minnesota location. The expenses recorded in the six-months ended June 30, 2008 relate to severance expenses of $0.9 million at the St. Paul, Minnesota location and $0.4 million at Daploma as we continued our efforts to reduce expenses and streamline operations.
Goodwill and Asset Impairment
Our Animal Identification segment’s asset impairment expense during the three-months ended June 30, 2008 relates to fixed asset impairments of $1.5 million ($0.2 million in St. Paul, Minnesota and $1.3 million in Europe), goodwill impairment of $1.9 million and intangible asset impairments of $0.8 million in Europe.
Emergency Identification

	Six-Months Ended June 30,
		% of		% of
	2009	Revenue	2008	Revenue	Change
	(in thousands, except percentages)

Revenue	$18,770	100.0%	$21,780	100.0%	$(3,010)	(13.8)%
Cost of sales	9,808	52.3	11,687	53.7	(1,879)	(16.1)

Gross profit	8,962	47.7	10,093	46.3	(1,131)	(11.2)

Selling, general and administrative expenses	7,060	37.6	8,048	36.9	(988)	(12.3)
Research and development expenses	344	1.8	603	2.8	(259)	(42.9)

Operating income	$1,558	8.3%	$1,442	6.6%	$116	8.0

Revenues
Our Emergency Identification segment’s revenue decreased approximately $3.0 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. The decrease in revenue is primarily due to exchange rate variances during 2009 compared to 2008. In local currency, revenues increased approximately £1.5 million, or 14.0%. Signature sales increased primarily due to due higher Sarbe sales which were slightly offset by decreased sales at our Radio and Clifford and Snell divisions. McMurdo sales increased primarily due to higher sales of FastFind PLB’s and Emergency Position Indicating Radio Beacons (“EPIRBs”) which were slightly offset by decreased sales of Nav 7 displays, Simplified Voyage Data Recorders (“SVDRs”) and MOB (man overboard) guardian sales.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $1.1 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. The decrease is primarily due to exchange rate variances during 2009 compared to 2008. In local currency, gross profits increased by approximately £0.9 million, or 17.4%. The gross profit margin was 47.7% in the six-months ended June 30, 2009 as compared to 46.3% in the same period of 2008. Signature’s gross profit margin increased due to improved margins at our Sarbe division, slightly offset by a decrease in McMurdo’s gross profit margin due to an increase in the obsolete inventory provision recorded in the second quarter of 2009.

Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $1.0 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. This decrease in selling, general and administrative expenses relates primarily to exchange rate variances during 2009 compared to 2008. In local currency, selling, general and administrative expenses increased approximately £0.5 million due primarily to an increase in legal and accounting fees due to the implementation in 2009 of an allocation from Corporate and increased exhibition fees due to increased Sarbe activity, slightly offset by decreases in vehicle and temporary staff costs. As a percentage of revenue, selling, general and administrative expenses increased to 37.6% in the six-months ended June 30, 2009 from 36.9% in the six-months ended June 30, 2008. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increases noted above.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.3 million in the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. This decrease relates primarily to the exchange rate variances during the quarter.
Corporate/Eliminations

	Six-Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	2,418	4,140	(1,722)	(41.6)
Restructuring, severance and separation expenses	—	659	(659)	NM
Goodwill and asset impairment	—	146	(146)	NM

Operating loss	$(2,418)	$(4,945)	$(2,527)	(51.1)

NM — Not meaningful.
Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses decreased approximately $1.7 million for the six-months ended June 30, 2009 compared to the six-months ended June 30, 2008. The decrease is primarily due to lower salary expenses resulting from fewer Corporate employees in 2009, the implementation of the allocation of audit and legal expenses to our Animal Identification and Emergency Identification segments, signing bonuses paid to certain executives in 2008 and decreased outside professional fees.
Restructuring, Severance and Separation Expenses
Our Corporate segment’s restructuring, severance and separation expenses for the six-months ended June 30, 2008 consisted of $0.4 million related to accrued severance and stay bonuses and related payroll expenses and $0.3 million related to accrued rent expense for our corporate office in Florida. As part of the restructuring plan, we relocated our headquarters to Minnesota in 2008.
Goodwill and Asset Impairment
Our Corporate segment’s asset impairment during the six-months ended June 30, 2008 related to the write off of assets in connection with the closing of our corporate office in Florida.

Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased approximately $2.0 million to $0.6 million in the six-months ended June 30, 2009 compared to $2.6 million in the six-months ended June 30, 2008. The decrease was primarily due to approximately $1.7 million of income recognized in 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, as we were no longer legally obligated to repay the liabilities. In addition, we recognized approximately $0.4 million of interest income in 2008 related to an outstanding loan with VeriChip Corporation. Slightly offsetting these decreases was approximately $0.5 million of other income recognized at our Emergency Identification segment related to the settlement of the Chemring dispute as discussed in Note 14 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $1.1 million and $4.2 million for the six-months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is due primarily to an additional $0.6 million for the amortization of debt issue costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt during the six-months ended June 30, 2008, an additional $0.5 million of interest expense associated with the repricing of warrants during 2008 and an overall higher debt balance in 2008 compared to 2009. In addition, during the fourth quarter of 2008, we wrote-off the remaining debt issuance costs and debt discount associated with our outstanding term debt as a result of the substantial modification of debt during the fourth quarter of 2008.
Income Taxes
We had an income tax provision of $41 thousand for the six-months ended June 30, 2009 compared to a benefit of $0.3 million in the same period of 2008. We have recorded certain state and foreign income taxes (benefits) during the six-months ended June 30, 2009 and 2008. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and deferred tax assets and non-deductible intangible amortization associated with acquisitions. As of June 30, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2009 and 2008.
Net Loss from Continuing Operations Attributable to Digital Angel Corporation
During the six-months ended June 30, 2009 and 2008, we reported a loss from continuing operations of approximately $2.0 million and $12.5 million, respectively. The decrease in the loss for the six-months ended June 30, 2009 compared to June 30, 2008 relates primarily to of the restructuring plan implemented in 2008, which resulted in restructuring charges and goodwill and asset impairments during 2008. The effects of the restructuring plan and other cost containment measures have resulted in the improvement in our performance during 2009. Each of these factors is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $0.6 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively.
Operating activities provided cash of $1.4 million and $1.1 million during the six-months ended June 30, 2009 and 2008, respectively. During the six-months ended June 30, 2009, cash was provided primarily from overall increases in accounts payable and accrued expenses. During the six-months ended June 30, 2008, cash was provided primarily from the increase in accounts payable and accrued expenses as well as from discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $1.6 million, or 14.5%, to $12.5 million at June 30, 2009, from $10.9 million at December 31, 2008. The increase was primarily due to our Emergency Identification segment which had higher sales levels during the second quarter of 2009 compared to the fourth quarter of 2008, in addition to a higher proportion of overseas sales which have longer payment terms. The increase was slightly offset by a decrease in accounts receivable at our Animal Identification segment due to lower sales levels during the second quarter of 2009 compared to the fourth quarter of 2008. We anticipate our accounts receivable to increase as we ship product under the PELs contract but then by the end of 2009, we expect accounts receivable to be similar to the fourth quarter of 2008 as we collect on the PELs receivables.

•	Inventories increased 31.4% to $11.7 million at June 30, 2009 from $8.9 million at December 31, 2008. The increase was principally due to our Emergency Identification segment which continued to build inventory levels during 2009 in preparation for production on a large PELs contract. The increase was slightly offset by a decrease in inventory at our Animal Identification segment due to a reduction of companion animal product components and fish chips. We expect our inventory levels to decrease as we deliver goods under the PELs contract.

•	Accounts payable increased $3.7 million, or 38.4%, to $13.4 million at June 30, 2009 compared to $9.7 million at December 31, 2008. The increase was primarily due to the buildup of inventory at our Emergency Identification segment as noted above as well as the general timing of billings and payments of purchases. We anticipate our accounts payable to increase along with the buildup of inventory for the PELs product but then decrease by year end.

•	Accrued expenses increased $1.1 million, or 12.4%, to $10.3 million at June 30, 2009 compared to $9.1 million at December 31, 2008. The increase primarily relates to the reclassification of a $0.8 million deferred financing fee from long-term to current during the first quarter of 2009 as well as an increase in the bonus accrual as 2008 bonuses have not been paid out. We expect our accrued expenses to remain relatively constant throughout 2009.
Investing activities (used) provided cash of $(0.4) million and $2.4 million during the six-months ended June 30, 2009 and 2008, respectively. The amounts (used) provided in 2009 and 2008 were primarily from purchases of equipment and the decrease in notes receivable, respectively.
Financing activities used cash of $2.2 million and $3.6 million during the six-months ended June 30, 2009 and 2008, respectively. The use of cash was primarily for the pay-down of debt.
Financial Condition
As of June 30, 2009, we had a working capital deficit of approximately $10.9 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.
In addition to our cash on hand, at June 30, 2009 we had approximately $2.2 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009; (ii) an invoice discounting agreement with RBS, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; (iii) a factoring agreement with Nordisk Factoring A/S, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009; and (iv) a line of credit with Danske Bank, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009. In addition, in July 2009 we entered into an invoice discounting agreement with Bibby which replaces the RBS invoice discounting agreement and provides for an additional £1.0 million borrowing capacity and we entered into the SEDA with YA SPA, under which we may sell, at our option, up to $5.0 million of our common stock. See Notes 5 and 15 to our accompanying condensed consolidated financial statements for further discussion.
As of June 30, 2009, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$1,621	$1,249
RBS invoice discounting agreement	1,835	410
Nordisk factoring agreement	768	—
Danske Bank line of credit	3,373	29

	$7,597	$1,688

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreements include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. As of June 30, 2009, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the potential sales of certain business units and through other investing and financing sources to operate our business for the next twelve months ending June 30, 2010, including generating the cash required to repay our obligations to Laurus Master Fund Ltd, Kallina Corporation and their affiliates (collectively our “Laurus term debt”). In addition, in July 2009 we entered into an invoice discounting agreement with Bibby which replaces the RBS invoice discounting agreement and is expected to provide for an additional £1.0 million borrowing capacity and we entered into the SEDA with YA SPA, under which we may sell, at our option, up to $5.0 million of our common stock. See Note 15 to our accompanying condensed consolidated financial statements for further discussion regarding these two new financing agreements.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the six-months ended June 30, 2009 and the year ended December 31, 2008 despite significant negative currency effects. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2009. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay our term notes and certain of our other debt obligations during 2009 and 2010, including approximately $4.5 million that will be due under the terms of our Laurus term debt on February 1, 2010. (This $4.5 million obligation includes $0.8 million, which can be paid in cash or in shares of our common stock at our option). As of June 30, 2009, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include our Laurus term debt, which matures in February 2010, our revolving line of credit, our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 5 below and in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition, our debt obligation to Danske Bank is due on demand and beginning in July 2009, we are required to make principal payments as more fully discussed in Note 5. These conditions indicate that we may not be able to continue as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business, despite management’s plans to do so. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
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
As of June 30, 2009, our debt consisted of the following:
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
The table below presents the principal amount and weighted-average interest rate for our debt (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value at
June 30, 2009
(dollars in millions)
Total notes payable, long-term debt and advances from factors	$16,343
Notes payable bearing interest at fixed interest rates	$8,258
Weighted-average interest rate during the six-months ended June 30, 2009	13.5%
A 1% change in interest rates would increase our interest expense by approximately $55 thousand.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID and the GPS and radio communications markets;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the possibility that we could continue to generate losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business and pay debt over the next twelve-months ended June 30, 2010;

•	our ability to successfully implement our restructuring plan and realize the estimated cost savings; and

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under DSD Holding’s existing bank facility that is payable on demand and can be terminated at any time without notice.
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
The information in this quarterly report is as of June 30, 2009, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Registration Statement on Form S-3 filed with the SEC on June 10, 2009. Please make sure to review these Risk Factors as they are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended June 30, 2009. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 14 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 6, 2009, we issued 380,382 shares of our common stock to Engstrom, Lipscomb & Lack, P.C. in connection with a settlement agreement with Hark Vasa dated September 28, 2007. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On June 1, 2009, we issued 13,675 shares of our common stock to Kirsten Pflomm in connection with a consulting agreement. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: August 7, 2009	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

4.1
Standby Equity Distribution Agreement dated as of July 10, 2009 by and between YA Global Master SPV, Ltd. and Digital Angel Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2009).

10.1
Recourse Invoice Discounting Agreement between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009).

10.2
Standard Conditions for the Purchase of Debts (Edition A/2004) Incorporated into the Confidential Invoice Discounting Agreement Made between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009).

10.3
Amendment No. 1 to the Standby Equity Distribution Agreement (original agreement dated as of July 10, 2009 by and between YA Global Master SPV Ltd. and Digital Angel Corporation, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2009)*

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