Form 10-Q
period 2009-09-30
DIGITAL ANGEL CORP
filed 2009-11-09
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2009
Common Stock, $.01 par value per share	20,933,851

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,027	$1,807
Restricted cash	196	—
Accounts receivable, net of allowance for doubtful accounts of $659 and $503 at September 30, 2009 and December 31, 2008, respectively	10,590	10,945
Note receivable	450	450
Inventories	12,846	8,922
Deferred taxes	143	130
Other current assets	1,293	1,530
Current assets of discontinued operations	5	5

Total current assets	27,550	23,789

Property and equipment, net	8,352	8,834
Goodwill	8,514	8,386
Intangible assets, net	20,200	21,828
Note receivable	701	1,015
Other assets, net	624	322
Other assets of discontinued operations	5	32

Total Assets	$65,946	$64,206

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$10,581	$8,581
Accounts payable	14,079	9,704
Advances from factors	2,632	1,474
Accrued expenses	10,186	9,133
Deferred revenue	687	840
Current liabilities of discontinued operations	5	10

Total current liabilities	38,170	29,742
Commitments and contingencies
Long-term debt and notes payable	2,644	6,943
Deferred taxes	2,556	2,593
Other liabilities	891	2,223

Total Liabilities	44,261	41,501

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 35,000; shares issued, 19,586 and 16,080; shares outstanding, 19,586 and 15,950)	196	161
Additional paid-in capital	585,781	584,466
Accumulated deficit	(562,640)	(558,839)
Accumulated other comprehensive loss — foreign currency translation adjustment	(1,746)	(2,308)

Subtotal	21,591	23,480
Treasury stock (carried at cost, nil and 130 shares)	—	(820)

Total Digital Angel Corporation stockholders’ equity	21,591	22,660
Noncontrolling interest	94	45

Total Stockholders’ Equity	21,685	22,705

Total Liabilities and Stockholders’ Equity	$65,946	$64,206

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the	For the
	Three-Months Ended	Three-Months Ended
	September 30, 2009	September 30, 2008
Revenue	$15,663	$18,856

Cost of sales	9,159	11,781

Gross profit	6,504	7,075

Selling, general and administrative expenses	6,967	8,169
Research and development expenses	468	730
Restructuring, severance and separation expenses	142	410
Goodwill and asset impairment	—	24,989

Total operating expenses	7,577	34,298

Operating loss	(1,073)	(27,223)

Interest and other income (expense), net	51	(1,159)
Interest expense	(670)	(3,178)

Loss from continuing operations before taxes	(1,692)	(31,560)

Benefit for income taxes	68	150

Loss from continuing operations	(1,624)	(31,410)

(Loss) income from discontinued operations (attributable to Digital Angel Corporation)	(51)	992

Net loss	(1,675)	(30,418)

Loss (income) attributable to the noncontrolling interest, continuing operations	2	(17)

Net loss attributable to Digital Angel Corporation	$(1,673)	$(30,435)

(Loss) income per common share attributable to Digital Angel Corporation — basic and diluted:
Loss from continuing operations	$(0.09)	$(2.04)
(Loss) income from discontinued operations	(0.00)	0.07

Net loss	$(0.09)	$(1.97)

Weighted average number of common shares outstanding — basic and diluted	18,271	15,418
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Nine-	For the Nine-
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
Revenue	$50,692	$61,985

Cost of sales	29,863	39,987

Gross profit	20,829	21,998

Selling, general and administrative expenses	21,593	26,325
Research and development expenses	1,380	2,256
Restructuring, severance and separation expenses	455	2,334
Goodwill and asset impairment	—	29,358

Total operating expenses	23,428	60,273

Operating loss	(2,599)	(38,275)

Interest and other income, net	671	1,415
Interest expense	(1,738)	(7,388)

Loss from continuing operations before taxes	(3,666)	(44,248)

Benefit for income taxes	27	438

Loss from continuing operations	(3,639)	(43,810)

Loss from discontinued operations (attributable to Digital Angel Corporation)	(135)	(757)

Net loss	(3,774)	(44,567)

Income attributable to the noncontrolling interest, continuing operations	(27)	(121)

Net loss attributable to Digital Angel Corporation	$(3,801)	$(44,688)

Loss per common share attributable to Digital Angel Corporation — basic and diluted:
Loss from continuing operations	$(0.20)	$(2.96)
Loss from discontinued operations	(0.01)	(0.05)

Net loss	$(0.21)	$(3.01)

Weighted average number of common shares outstanding — basic and diluted	17,798	14,834
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine-Months Ended September 30, 2009
(in thousands)

	Digital Angel Corporation Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Interest	Equity
Balance, December 31, 2008	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$45	$22,705

Net (loss) income	—	—	—	(3,801)	—	—	27	(3,774)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	562	—	22	584

Total comprehensive income (loss)				(3,801)	562		49	(3,190)

Issuance of common stock under the Standby Equity Distribution Agreement	1,520	15	1,575	—	—	—	—	1,590
Issuance of common stock for equipment purchase	296	3	183	—	—	—	—	186
Issuance of common stock in a private placement sale	255	2	125	—	—	—	—	127
Issuance of common stock for price protection under the terms of a legal settlement	960	10	(10)	—	—	—	—	—
Retirement of treasury stock issued for price protection under the terms of a severance agreement	295	3	(823)	—	—	820	—	—
Issuance of common stock for services	101	1	125	—	—	—	—	126
Partial share repurchase	(8)	—	—	—	—	—	—	—
Retirement of common stock	(1)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	302	—	—	—	—	302
Stock issuance costs	—	—	(108)	—	—	—	—	(108)
Issuance of common stock for SEDA commitment fee	88	1	124	—	—	—	—	125
Stock issuance costs — SEDA commitment fee	—	—	(125)	—	—	—	—	(125)
Reclassification of warrant as liability per EITF 07-5	—	—	(53)	—	—	—	—	(53)

Balance, September 30, 2009	19,586	$196	$585,781	$(562,640)	$(1,746)	$—	$94	$21,685

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine-	For the Nine-
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities
Net loss	$(3,774)	$(44,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	135	757
Equity compensation and other equity-based administrative expenses	428	2,085
Depreciation and amortization	3,334	3,716
Loss on disposal of equipment	25	30
Amortization of debt discount and financing costs	446	5,224
Allowance for doubtful accounts	123	(90)
Allowance for inventory excess and obsolescence	—	(146)
Loss on settlement of debt	—	2,512
Asset impairment	—	29,358
Change in fair value of warrant liability	(39)	—
Other	—	(820)
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(196)	90
Decrease in accounts receivable	745	253
(Increase) decrease in inventories	(3,274)	1,324
Decrease (increase) in other current assets	293	(55)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,460	(177)
Net cash (used in) provided by discontinued operations	(187)	1,184

Net Cash Provided by Operating Activities	2,519	678

Cash Flows From Investing Activities
Decrease (increase) in notes receivable	314	(1,556)
Proceeds from note receivable with VeriChip	—	9,500
Increase in other assets	(125)	(451)
Payments for costs of business acquisition	—	(200)
Proceeds from special dividend received	—	7,230
Payments for property and equipment	(556)	(976)
Net cash (used in) provided by discontinued operations	(73)	15

Net Cash (Used in) Provided by Investing Activities	(440)	13,562

Cash Flows From Financing Activities
Net amounts paid on notes payable	(1,718)	(697)
Net payments proceeds from debt and advances from factors	(1,794)	(15,043)
Proceeds from warrant exercise	—	2,315
Payment of dividend to subsidiaries’ minority shareholder	—	(35)
Issuance of common stock in private placement	127	—
Issuance of common stock under the SEDA Agreement	1,590	—
Stock issuance costs	(108)	(82)

Net Cash Used in Financing Activities	(1,903)	(13,542)

Net Increase In Cash and Cash Equivalents	176	698

Effect of Exchange Rate Changes on Cash and Cash Equivalents	44	(71)

Cash and Cash Equivalents — Beginning of Period	1,807	2,222

Cash and Cash Equivalents — End of Period	$2,027	$2,849

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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 and our Current Report on Form 8-K filed with the SEC on July 8, 2009 in which we represented our financial results for the year ended December 31, 2008 in accordance with the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”). See Note 2 for further discussion.
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
Currently, we operate in two business segments: Animal Identification, which comprises the operations of our wholly-owned subsidiary, Destron Fearing Corporation (“Destron”), and Emergency Identification, which comprises the operations of our 98.5% subsidiary, Signature Industries Limited (“Signature”). Our segments are discussed in Note 6.
Discontinued Operations
During 2007 and 2008, we sold or made the decision to sell a number of non-core businesses. These decisions were made as part of management’s strategy to streamline operations to focus its efforts on the Animal Identification and Emergency Identification businesses. As a result, these non-core businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 10.
As more fully discussed in Note 15, on November 2, 2009, we entered into a definitive agreement to sell Signature’s McMurdo unit for $10.0 million in cash. As such, we will report McMurdo’s results in discontinued operations beginning in the fourth quarter of 2009.
Related Party Transactions
During past fiscal years, we have entered into various related party transactions. Each of these transactions is described in Note 22 to our consolidated financial statements for the year ended December 31, 2008 included in our Current Report on Form 8-K filed with the SEC on July 8, 2009. During the three and nine-months ended September 30, 2009, we did not have any significant related party transactions.
Foreign Currency Adjustment of Intercompany Loans
In accordance with the Codification Topic 830-10, Foreign Currency Matters, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments should not produce gains or losses that affect consolidated earnings. Gains and losses on such transactions are included in equity in the accumulated other comprehensive income (loss) — foreign currency translation account in consolidation. However, when intercompany transactions are deemed to be of a short-term nature, such gain and losses are required to affect consolidated earnings. Until July 6, 2009, management concluded that the intercompany loan from Destron to Signature was of a long-term nature. This was appropriate because management had no plans to require repayment of the intercompany loan. The funds were provided to Signature for new product development and the acquisition of McMurdo. Management of both entities verbally agreed that the intention was that the loan was not required to be repaid and no loan agreement was documented. The historical and projected cash flows of Signature did not support repayment of the loan and Signature’s invoice discount facility did not permit repayment of the loan. Accordingly, included in accumulated other comprehensive loss as of September 30, 2009 is approximately $1.3 million of losses associated with the intercompany loan between Destron and Signature. On July 7, 2009, upon entering into the Bibby Invoice Discounting Agreement, which is more fully discussed in Note 5 below, Destron and Signature entered into a loan agreement, which requires Signature to make quarterly principal payments. Management determined at this time that it was appropriate to treat the intercompany loan as short-term in nature because of several factors: (i) the Bibby Invoice Discount Agreement provided Signature additional working capital; (ii) the terms of the Bibby Invoice Discount Agreement allowed for the repayment of the loan per the terms of the intercompany loan agreement; and (iii) the planned sale of McMurdo provides the funds necessary for Signature to repay the loan. Therefore, we have determined that effective July 7, 2009, it was appropriate to begin recording transaction adjustments as gains/losses in the statement of operations and, accordingly, we have recorded approximately $0.1 million of foreign currency transaction losses during the three-months ended September 30, 2009. Going forward, changes in the foreign currency exchange rates between the U.S. dollar and the English pound will result in additional gains or losses in our consolidated earnings.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the potential sales of certain business units, including McMurdo, and through other investing and financing sources to operate our business for the twelve months ending September 30, 2010, including generating the cash required to repay the Laurus term debt and refinancing our revolving credit line, which matures in August 2010. On July 7, 2009, we entered into an invoice discounting agreement which replaced a previous agreement and increased the potential aggregate amount of borrowings available to us. In addition, on July 10, 2009, we entered into a Standby Equity Purchase Agreement under which we may sell, at our option, up to an additional $3.4 million of our common stock as of September 30, 2009, subject to certain terms and restrictions, including shareholder approval for issuances of shares of our common stock under the SEDA in excess of approximately 3.6 million shares. Each of these financings is more fully discussed in Note 5.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the nine-months ended September 30, 2009 and the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations during 2009 and 2010 although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2009 and 2010, including our obligations to Laurus Master Fund Ltd, Kallina Corporation and their affiliates (collectively our “Laurus term debt”). We intend to use a portion of the proceeds from the sale of the McMurdo business unit, which is more fully discussed in Note 15, to fully repay our Laurus term debt. As of September 30, 2009, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include the following: (i) our Laurus term debt, which matures in February 2010. (As more fully discussed in Note 15, we have entered into an agreement with Laurus, which is contingent upon the completion of the McMurdo sale, to repay our Laurus term debt upon the closing and funding of the sale); (ii) our revolving line of credit with Kallina Corporation, which matures in August 2010; (iii) our factoring lines; and (iv) our credit facility with Danske Bank, which are more fully discussed in Note 5 below and in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our debt obligation to Danske Bank is due on demand and beginning in July 2009, we are required to make monthly principal payments as more fully discussed in Note 5. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business, despite management’s plans and expectations to do so. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Impact of Recently Issued Accounting Standards
In June 2009, FASB released the Codification which became the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For all financial statements issued after September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we will refer to topics in the Codification rather than the superseded standards. The adoption of the Codification did not impact our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In April 2009, FASB established general standards of accounting for, and the disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Event Topic of the Codification sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this standard as of June 30, 2009, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2008, FASB established that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarified the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The standard was effective as of January 1, 2009. We adopted the Contracts in Entity’s Own Equity Subtopic of the Derivatives and Hedging Topic of the Codification on January 1, 2009 and as a result we have a liability associated with outstanding warrants of approximately $14 thousand at September 30, 2009 and have recorded other income of approximately $38 thousand and $43 thousand during the three and nine-months ended September 30, 2009 due to the change in values.
In March 2008, FASB required enhanced disclosures about an entity’s derivative and hedging activities which thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard was effective for financial statements issued as of January 1, 2009. Comparative disclosures for earlier periods at initial adoption was encouraged but not required. We adopted the applicable requirements of the Derivative and Hedging Topic of the Codification on January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB modified certain requirements of the Business Combination Topic of the Codification. The changes provided new guidance that defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. It also requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, the guidance requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. The guidance of modified sections is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. An entity may not apply the standard before that date. We adopted these requirements effective January 1, 2009, which did not have any impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures as we have not had any acquisitions since adopting the standard.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Impact of Recently Issued Accounting Standards (continued)
In December 2007, FASB established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, the modified Consolidation Topic of the Codification changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This also established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The modified sections are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Noncontrolling interests should be accounted for and presented as equity if material, rather than as a liability or mezzanine equity and significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. We adopted these requirements on January 1, 2009 and as such, we have presented our statement of operations for the three and nine-months ended September 30, 2008 to include the income attributable to the noncontrolling interest in consolidated net income and our balance sheet at December 31, 2008 to include the noncontrolling interest in stockholders’ equity. In addition, on July 8, 2009, we filed a Current Report on Form 8-K in which we presented our financial results for the year ended December 31, 2008 which gave effect to our adoption of the new requirements of the Consolidation Topic.
3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$11,973	$8,584
Work in process	1,054	622
Finished goods	1,518	1,240

	14,545	10,446
Less: Allowance for excess and obsolescence	(1,699)	(1,524)

Total inventory	$12,846	$8,922

We had $11.1 million and $6.2 million of our inventory at foreign locations at September 30, 2009 and December 31, 2008, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(1,622)	$(31,427)	$(3,666)	$(43,931)
(Loss) income from discontinued operations	(51)	992	(135)	(757)

Net loss attributable to common stockholders	$(1,673)	$(30,435)	$(3,801)	$(44,688)

Denominator for basic and diluted loss per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	18,271	15,418	17,798	14,834

Loss per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0.09)	$(2.04)	$(0.20)	$(2.96)
Discontinued operations	(0.00)	0.07	(0.01)	(0.05)

Total — basic and diluted	$(0.09)	$(1.97)	$(0.21)	$(3.01)

(1)	The following stock options, warrants and restricted stock outstanding as of September 30, 2009 and 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	September 30,
	2009	2008
Stock options	2,701	2,517
Warrants	314	385
Restricted stock	20	31

Total	3,035	2,933

5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The following are descriptions of our financing agreements that have been modified or terminated during 2009:
Danske Bank Line of Credit
DSD Holding and its wholly-owned subsidiary, Destron Fearing A/S (formerly Daploma International A/S) are party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, DSD Holdings and Destron Fearing A/S amended the borrowing availability from DKK 12.0 million (approximately $2.4 million at September 30, 2009) to DKK 18.0 million (approximately $3.5 million at September 30, 2009). In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. Borrowing availability under the Credit Facility considers guarantees outstanding. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. Beginning in July 2009, Destron Fearing A/S and Danske Bank agreed to reduce the borrowing availability on the Credit Facility each month by DKK 500 thousand (approximately $0.1 million). As of September 30, 2009, DKK 16.5 million (approximately $3.2 million) was outstanding under the credit line and there was no additional availability.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
RBS Invoice Discounting Agreement
Signature had an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provided for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepaid 70% of the receivables sold in the United Kingdom and 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million at any given time, subject to restrictions on the use of proceeds. RBS paid Signature the remainder of the receivable upon collection. Receivables which remained outstanding 90 days from the end of the invoice month became ineligible and RBS could require Signature to repurchase the receivable. The discounting charge accrued at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement. Signature paid a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement required a minimum commission charge of £833 per month. Discounting charges of $5 thousand and $45 thousand are included in interest expense for the three-months ended September 30, 2009 and 2008, respectively. Discounting charges of $52 thousand and $0.2 million are included in interest expense for the nine-months ended September 30, 2009 and 2008, respectively.
In July 2009, we terminated the RBS Invoice Discounting Agreement and replaced it with the Bibby Invoice Discounting Agreement as discussed below.
Bibby Invoice Discounting Agreement
On July 7, 2009, Signature entered into an invoice discounting agreement (“Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”). The Bibby Invoice Discounting Agreement replaced the RBS Invoice Discounting Agreement in July 2009. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, most of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby will prepay 80% of receivables sold in the United Kingdom (“U.K.”) and 70% of receivables sold in the rest of the world, not to exceed a balance of £2.5 million (approximately $4.0 million at September 30, 2009). Subsequent to continued satisfactory operation of the invoice discounting facility and Signature’s financial progress, Bibby will increase funding in two further tranches of £500 thousand each (approximately $0.8 million at September 30, 2009), up to a total balance of £3.5 million (approximately $5.6 million at September 30, 2009), based upon the cash needs of the business and ability to generate the required level of receivable funding. Bibby will repay Signature the remainder of the receivable upon collection.
Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature will be required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable sold and 0.3% for each receivable sold in the rest of the world. If the total of the yearly fee is less than £60,000, Signature will be required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (3.5% at September 30, 2009). Discounting charges of approximately $66 thousand are included in interest expense for the three-months ended September 30, 2009. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date. As of September 30, 2009, we had approximately £1.4 million outstanding (approximately $2.2 million) and approximately £75 thousand available ($0.1 million) for borrowing under the Bibby Invoice Discounting Agreement.
Yorkville Standby Equity Distribution Agreement
On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV. We have issued shares of our common stock under the SEDA pursuant to a Registration Statement on Form S-3 (Registration No. 333-159880), declared effective by the SEC on July 9, 2009 wherein we registered 3.0 million shares of our common stock.
As provided in the SEDA, periodically we are able to issue advance notices to YA SPV requesting YA SPV to purchase a certain number of shares of our common stock (“Advance Notices”). The amount of shares we can request YA SPV to purchase under each

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
Advance Notice cannot exceed the lesser of (1) $500,000 worth, unless otherwise mutually agreed upon by both parties, or (2) 125% of the average of the “daily value traded” for each of the 10 trading days prior to the Advance Notice date (where “daily value traded” is the product obtained by multiplying the daily trading volume for such day by the daily volume weighted average price of the common stock for such day (“VWAP”)), or other amount mutually agreed to by the parties. The amount also cannot cause the aggregate number of shares of common stock beneficially owned by YA SPV and its affiliates to exceed 4.99% of the then outstanding common stock. If an Advance Notice requests the purchase of shares exceeding any of the amounts described above, that portion of the Advance Notice will be deemed as automatically withdrawn.
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
In addition, the Agreement required payment of a commitment fee payable to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily VWAP for the three trading days after the date of the Agreement.
The aggregate commitment amount plus any shares paid to YA SPV as part of the commitment fee cannot equal or exceed 20% of the number of outstanding shares of our common stock as of the date of the Agreement, or approximately 3.6 million shares, unless our stockholders approve the issuance as required by Nasdaq. During the three-months ended September 30, 2009, we issued approximately 1.5 million shares of our common stock and received approximately $1.6 million in cash under the SEDA. As of November 3, 2009, we have issued an aggregate of approximately 2.5 million shares of our common stock and received an aggregate of approximately $2.5 million in cash under the SEDA.
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
“Corporate/Eliminations” Category
The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes interest expense, interest and other income and administrative expenses associated with corporate activities and functions. Included in the liabilities of “Corporate/Eliminations” as of September 30, 2009 is approximately $0.8 million of net liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these net liabilities will be reversed beginning in 2011, as they will no longer be considered our legal obligations.
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
The following is selected unaudited segment data as of and for the periods ended:

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Three-Months Ended September 30, 2009
Revenue	$6,815	$8,848	$—	$15,663
Operating (loss) income	(278)	(1)	(794)	(1,073)
(Loss) income from continuing operations before income taxes	(821)	(164)	(707)	(1,692)

Total assets of continuing operations	$25,775	$31,982	$8,179	$65,936

As of and For the Three-Months Ended September 30, 2008
Revenue	$8,217	$10,639	$—	$18,856
Operating (loss) income	(26,439)	960	(1,744)	(27,223)
(Loss) income from continuing operations before income taxes	(26,859)	918	(5,619)	(31,560)

Total assets of continuing operations	$38,696	$30,374	$10,143	$79,213

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Nine-Months Ended September 30, 2009
Revenue	$23,074	$27,618	$—	$50,692
Operating (loss) income	(944)	1,557	(3,212)	(2,599)
(Loss) income from continuing operations before income taxes	(2,530)	1,845	(2,981)	(3,666)

Total assets of continuing operations	$25,775	$31,982	$8,179	$65,936

As of and For the Nine-Months Ended September 30, 2008
Revenue	$29,566	$32,419	$—	$61,985
Operating (loss) income	(33,988)	2,402	(6,689)	(38,275)
(Loss) income from continuing operations before income taxes	(35,873)	2,272	(10,647)	(44,248)

Total assets of continuing operations	$38,696	$30,374	$10,143	$79,213
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
Upon the closing of the GTC Merger, we paid approximately 1.3 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, we are required to pay to the Holders up to $3.8 million, which may be paid in cash or in shares of our common stock or any combination thereof. Any consideration paid to the Holders is made pro rata based on the number of shares of GTC that the Holders owned when the GTC Merger was completed. We have registered for resale with the SEC the shares of our common stock issued and that may be issued to the Holders. In January 2008, April 2008 and September 2008, we paid an aggregate of approximately $0.8 million under the earn-out provision by issuing to the Holders a total of 42 thousand, 71 thousand and 44 thousand shares, respectively, of our common stock. The number of shares issued was based on a weighted average stock price for the ten days prior to the relevant patent filing date. The remaining $3.0 million of potential earn-out at September 30, 2009 shall be due based on the achievement of certain gross profit levels on sales of GTC-related products through December 2011. As of September 30, 2009, approximately $0.3 million of the minimum threshold for the earn-out has been achieved but not yet paid.
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
Proforma Information (Unaudited)
The acquisition was accounted for under the purchase method of accounting and, accordingly, the unaudited condensed consolidated financial statements reflect the results of operations of GTC from the date of acquisition. Unaudited pro forma results of operations of the Company for the nine-months ended September 30, 2008 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2008 and revenue is presented in accordance with our accounting policies. These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what our results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Nine-Months Ended
September 30, 2008
(in thousands)
Net operating revenue	$62,013
Net loss from continuing operations	(43,811)
Net loss from continuing operations per common share — basic and diluted	(2.95)
8. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee plans, which were outstanding as of December 31, 2008, and are more fully described in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
During the third quarter of 2009, our shareholders approved an amendment to our 2003 Flexible Stock Plan to increase the number of authorized shares of common stock issuable under the plan from 875,000 to 2,875,000. No other changes were made.
During the three-months ended September 30, 2009 and 2008, we recorded approximately $0.1 million and $0.1 million, respectively, in compensation expense related to stock options granted to our employees. During the nine-months ended September 30, 2009 and 2008, we recorded approximately $0.3 million and $0.3 million, respectively, in compensation expense related to stock options granted to our employees.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
Stock Option Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted during the three and nine-months ended September 30, 2009 and 2008:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009(1)	2008(2)	2009(1)	2008(2)
Risk-free interest rate	N/A	1.96-2.81%	N/A	1.96-3.57%
Expected life (in years)	N/A	5.0	N/A	5.0
Dividend yield	N/A	0.0%	N/A	0.0%
Expected volatility	N/A	60.0%	N/A	60.0%
Weighted-average volatility	N/A	60.0%	N/A	60.0%

(1)	We did not grant any stock options during the three and nine-months ended September 30, 2009

(2)	During the three and nine-months ended September 30, 2008, we granted approximately 50 thousand and 0.3 million stock options
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
A summary of our stock option activity as of September 30, 2009, and changes during the nine-months then ended is presented below (in thousands, except per share amounts):

		Weighted		Aggregate
	Stock	Average	Weighted Average	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2009	2,863	$18.02
Granted	—	—
Exercised	—	—
Forfeited or expired	(162)	24.81

Outstanding at September 30, 2009	2,701	17.61	5.3	$248	*

Vested or expected to vest at September 30, 2009	2,676	$16.07	5.3	$239	*

Exercisable at September 30, 2009	2,193	$21.22	4.5	$61	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $1.08 per share at September 30, 2009.
There were no option exercises during the three and nine-months ended September 30, 2009 and 2008. At September 30, 2009, we had approximately 2.1 million options available for issuance in our plans.
As of September 30, 2009, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 3.9 years. The total fair value of shares vested during the three-months ended September 30, 2009 and 2008 was approximately $39 thousand and nil, respectively. The total fair value of shares vested during the nine-months ended September 30, 2009 and 2008 was approximately $0.2 million and $15 thousand, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Stock Options and Restricted Stock (continued)
A summary of the status of our nonvested stock options as of September 30, 2009 and changes during the nine-months ended September 30, 2009, is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Nonvested at January 1, 2009	619	$1.32
Granted	—	—
Vested	(111)	2.13
Forfeited or expired	—	—

Nonvested at September 30, 2009	508	$1.14

In addition to the stock options presented above, Thermo Life Energy Corp. (“Thermo Life”) has approximately 0.6 million fully vested stock options outstanding. As of September 30, 2009, the intrinsic value of these stock options was nil. The total cash value of potential option exercises at September 30, 2009 was approximately $33 thousand and would have a de minimus dilution impact to our ownership.
Restricted Stock
In January 2008, we issued approximately 31 thousand shares of restricted common stock to our board of directors, 20 thousand of which remain unvested at September 30, 2009. The restricted stock vests ratably over five years. The total value of these shares was approximately $0.2 million and we recorded compensation expense related to these shares of approximately $22 thousand and $18 thousand during the three-months ended September 30, 2009 and 2008, respectively. During the nine-months ended September 30, 2009 and 2008, we recorded compensation expense related to these shares of approximately $44 thousand and $49 thousand, respectively.
9. Income Taxes
We have recorded certain foreign income taxes benefits during the nine-months ended September 30, 2009 and 2008. Our effective income tax rate was 0.7% and 0.9% for the nine-months ended September 30, 2009 and 2008, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards and other deferred tax assets and non-deductible intangible amortization associated with acquisitions. At September 30, 2009, we had aggregate net operating loss carryforwards of approximately $267.0 million for income tax purposes that expire in various amounts from 2013 through 2029. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of approximately $268.0 million as of September 30, 2009, $71.0 million relate to Destron Fearing. Of the aggregate net operating loss carryforwards, approximately $5.2 million relates to foreign loss carryforwards. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of September 30, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three and nine-months ended September 30, 2009 and 2008. In addition, during the three-months ended September 30, 2009, a significant portion of our U.S. net operating loss carryforwards became limited under Internal Revenue Code (“IRC”) section 382 as discussed below.
The amount of any benefit from our US tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, effectively eliminates our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during the three-months ended September 30, 2009. As a result, approximately $196.0 million of the U.S. net operating loss carryforwards is limited

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Income Taxes (continued)
under IRC section 382. As a result of this limitation, we estimate that approximately $10 million of these losses will be available to offset future taxable income, with the remainder being available to offset certain built-in gains, with both amounts subject to expiration provisions. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or our subsidiaries or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.
We, in combination with our subsidiary Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. At September 30, 2009, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.
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
As a result of the sales of InfoTech, Computer Equity, Perimeter, FDC and VeriChip, and our board of directors’ decision to sell Thermo Life, the financial condition, results of operations and cash flows of InfoTech, Computer Equity, Perimeter, FDC, VeriChip and Thermo Life have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. We no longer owned a majority of the outstanding stock of InfoTech or VeriChip beginning in the first quarter of 2008. Therefore, the summarized operating data and changes in capital for InfoTech and VeriChip are presented under the equity method of accounting during the three and nine-months ended September 30, 2008.
The following table, in thousands, presents the results of operations of our discontinued operations for the three and nine-months ended September 30, 2009 and 2008:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$—	—	$—	$8,948
Cost of sales	—	—	—	5,447

Gross profit	—	—	—	3,501
Selling, general and administrative expenses	66	129	208	2,735
Research and development expenses	—	—	—	144
Goodwill and asset impairment	—	1,150	—	1,150

Operating loss	(66)	(1,279)	(208)	(528)

Interest and other income	15	53	73	4
Interest expense	—	—	—	(145)
Equity in loss and capital transactions of affiliate	—	(957)	—	(3,263)

(Loss) income from discontinued operations	$(51)	$992	$(135)	$(757)

(Loss) income from discontinued operations per common share — basic and diluted	$(0.00)	$0.07	$(0.01)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	18,271	15,418	17,798	14,834

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Discontinued Operations (continued)
The results above do not include any intercompany interest income/expense or allocated or common overhead expenses. FDC’s customer International Business Machines Corp. (“IBM”) terminated two statements of work (“SOWs”) during the nine-months ended September 30, 2008. As a result of the termination of the SOWs, we recognized previously deferred revenue associated with these SOWs of approximately $1.6 million in the nine-months ended September 30, 2008. We have not provided for income taxes or benefit on the income (loss) from discontinued operations due to our current tax status and net operating loss carryforwards.
Any additional operating losses for Thermo Life or changes in the value of its assets or liabilities, as well as the recognition of any gain or loss on the sale of our discontinued businesses, will be reflected in our financial condition and results of discontinued operations as incurred.
The net assets of discontinued operations as of September 30, 2009 and December 31, 2008, which represented the net assets of Thermo Life, were comprised of the following:

	September 30,	December 31,
	2009	2008
	(unaudited, in thousands)
Current assets	$5	$5
Property and equipment, net	5	32

Total assets	10	37

Current liabilities	5	10

Net assets of discontinued operations	$5	$27

The Company expects to complete the wind down of its Thermo Life operations on or before December 31, 2009.
As more fully discussed in Note 15, on November 2, 2009, we entered into an agreement to sell our McMurdo business unit. Accordingly, McMurdo’s results will be included in the results of discontinued operations beginning in the fourth quarter of 2009.
11. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(unaudited, in thousands)
Net loss (including $(2), $17, $27 and $121, respectively, of (loss) income attributable to the noncontrolling interest)	$(1,675)	$(30,418)	$(3,774)	$(44,567)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(527)	(684)	584	(696)

Total comprehensive income (loss)	$(2,202)	$(31,102)	$(3,190)	$(45,263)

The other comprehensive income (loss) during the three and nine-months ended September 30, 2009 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron Fearing A/S’s functional currency. Approximately $(18) thousand and $22 thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three and nine-months ended September 30, 2009, respectively. Approximately $(72) thousand and $(68) thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three and nine-months ended September 30, 2008, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Supplemental Cash Flow Information
In the nine-months ended September 30, 2009 and 2008, we had the following non-cash investing and financing activities:

	Nine-Months Ended
	September 30,
	2009	2008
	(in thousands)
Non-cash investing activities:
Issuance of shares for acquisition	$—	$6,878
Issuance of shares for purchase of equipment	186	—
Non-cash financing activities:
Reclassification of other assets to acquisition cost	$—	$338
Issuance of common stock for SEDA commitment fee	125	—
Issuance of common stock for legal settlement	—	500
Issuance of common stock in connection with debt	—	204
Cash paid for:
Interest	$1,153	$2,206
Taxes	58	126
13. Restructuring, Severance and Separation Charges and Goodwill and Asset Impairment Charges
Restructuring, Severance and Separation Related Charges
During the second quarter of 2008, we initiated restructuring efforts to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we sought to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and reducing headcount. Our purpose in taking these actions was to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. Our restructuring plan has been substantially implemented. Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation — Nonretirement Postemployment Benefit Topic of the Codification. Restructuring charges were as follows for the periods presented (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Severance	$142	$174	$305	$1,790
Contract termination	—	121	150	409
Facility closing	—	115	—	135

Total restructuring, severance and separation expenses	$142	$410	$455	$2,334

In addition to the charges listed above, included in cost of goods sold for the three and nine-months ended September 30, 2008 was approximately $0.2 and $1.4 million, respectively, of inventory write-offs associated with the restructuring.
As of September 30, 2009, our restructuring accrual was as follows (in thousands):

		Contract
		Termination and
		Facility Closing
	Severance	Costs	Total
Balance, January 1, 2009	$1,066	$478	$1,544
Additional expense	305	150	455
Cash payments	(1,143)	(228)	(1,371)

Balance, September 30, 2009	$228	$400	$628

We anticipate that cash covering the remaining restructuring costs will be expended over the next 12 months.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Restructuring, Severance and Separation Charges and Goodwill and Asset Impairment Charges (continued)
Goodwill and Asset Impairments
In accordance with the Intangibles — Goodwill and Other Topic of the Codification, we tested our goodwill for impairment in the third quarter of 2008. The performance of the test involved a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
During 2008, as a result of the declines during 2008 in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our impairment assessments, we placed emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates.
The following is a summary of goodwill and asset impairments for the three and nine-months ended September 30, 2008.

	Three-Months	Nine-Months
	Ended	Ended
	September 30, 2008	September 30, 2008
	(in thousands)
Asset impairments related to restructuring:
Goodwill — Animal Identification Denmark operations	$—	$1,913
Intangible Assets — Animal Identification Denmark operations	—	825
Fixed assets	—	1,631
Other goodwill and asset impairment:
Goodwill — Animal Identification	24,989	24,989

Total goodwill and asset impairment	$24,989	$29,358

Based on management’s discussion with potential buyers during the three-months ended September 30, 2008, we recorded an impairment charge of approximately $1.2 million for our investment in VeriChip which is included in discontinued operations.
We have not had any impairment expenses in the nine-months ended September 30, 2009. In accordance with the Intangibles — Goodwill and Other Topic of the Codification, we will perform our annual impairment tests during the fourth quarter of 2009.
14. Legal Proceedings
Former Officer
On June 19, 2009, Michael Krawitz, who was for many years our General Counsel and during 2007 our Chief Executive Officer, and was therefore intimately familiar with the Company’s operations and financial affairs, filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company. The lawsuit also names as defendants Joseph Grillo, our current Chief Executive Officer and Director, as well as Daniel Penni, Michael Zarriello, John Block and Dennis Rawan, who are members of our Board of Directors. The lawsuit alleges, among other things, that the defendants engaged in deceptive conduct in inducing Mr. Krawitz to amend his employment agreement to accept stock in lieu of cash owed for severance payments claimed to be due under this agreement. The alleged deceptive conduct includes allegations that the Company made misrepresentations to Mr. Krawitz during the time he was serving as the Company’s CEO and General Counsel. These alleged misrepresentations include issues regarding the financial health and operations of the Company and its consolidated subsidiaries and promises which the defendants allegedly knew could not be kept. The lawsuit alleges violations of state and federal securities laws and other common law claims including breach of contract, fraudulent inducement and common law fraud. Mr. Krawitz seeks damages in excess of $1,000,000 plus attorneys’ fees and expenses. The Company believes strongly that the complaint is frivolous and entirely without merit and intends to aggressively defend the lawsuit, including the assertion of all applicable defenses and potential counterclaims and no provision for this matter has been recorded in the condensed consolidated financial statements. In July, we filed a Motion to Dismiss and such motion is currently pending before the court.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
14. Legal Proceedings (continued)
Chemring
In July 2008, our subsidiary Signature filed a claim against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We then did not pay the final deferred purchase price payment of approximately £0.5 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. In June 2009, the parties agreed upon a mutually satisfactory settlement of this dispute, and a definitive settlement agreement has been finalized. As a result of the resolution, the warranty claims were offset against the deferred purchase price and we recorded approximately $0.5 million of other income during the nine months ended September 30, 2009.
Additionally, the Company is a party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.
15. Subsequent Events
We have evaluated events and transactions that occurred between October 1, 2009 and November 9, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. We have determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements, except for those disclosed below.
Issuance of Restricted Stock and Stock Options
In October 2009, we granted approximately 0.4 million shares of restricted stock and approximately 0.5 million stock options to our directors and certain management.
Sale of McMurdo Assets
On November 2, 2009, we, Signature and Signature’s wholly-owed subsidiary, McMurdo Limited, entered into a definitive agreement to sell substantially all of the assets of its U.K.-based McMurdo business unit for $10.0 million in cash (“the McMurdo Purchase Agreement”). The purchaser is France-based Orolia Group (“Orolia”), a high-technology firm specializing in positioning, navigation and timing solutions for critical operations. The transaction is a structured sale of the McMurdo assets and equity in McMurdo Limited, a special purpose subsidiary set up for purposes of the transaction, for cash consideration of $10.0 million (“Purchase Price”). At closing, Orolia will pay $8.5 million of the Purchase Price, which will be subject to adjustment for the final inventory level (against estimated level) at closing. Closing will occur upon satisfaction of all conditions precedent, targeted for November 20, 2009. The remaining $1.5 million of the Purchase Price will be held in escrow for up to 12 months ($500,000 for 90 days, the remainder for 12 months) to cover potential unforeseen claims, warranty or indemnity issues. The McMurdo Purchase Agreement provides for a break-up fee of $0.5 million by either party to the other, if one party fails to close when all conditions are satisfied. At closing, existing accounts receivable will belong to Signature and existing accounts payable will be the obligation of Signature. In addition, we and Orolia are issuing each other guarantees of performance to the other.
Amendment to Laurus Term Debt
On November 5, 2009, we, entered into a letter agreement with Laurus Master Fund, Kallina Corporation and other affiliates of Laurus, the “Lenders.” Under the terms of the letter agreement, subject to the closing of the McMurdo transaction as set forth in the McMurdo Purchase Agreement, we will, within three business days of our receipt of proceeds from the Purchase Price paid at such closing, prepay the Laurus term debt, including all principal, interest and fees relating thereto (the “Prepayment”). In anticipation of a November 20, 2009 closing date, the Lenders waived the November monthly payments required under the 2007 Note and 2006 Note. Upon Prepayment, the Laurus term debt will be satisfied in full.

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
Significant Factors Affecting our Results of Operations and Financial Condition
During the three-months ended September 30, 2009, as compared to the three-months ended September 30, 2008, our revenue decreased approximately $3.2 million, or 16.9%, to $15.7 million. Approximately $1.6 million of the decrease was associated with the change in the exchange rate of the U.S. dollar to the U.K. pound. The remaining decrease in revenue is primarily due to a decrease in sales of our companion animal products, electronic tags and fish chips. During the nine-months ended September 30, 2009, as compared to the nine-months ended September 30, 2008, our revenue decreased approximately $11.3 million, or 18.2%, to $50.7 million. Approximately $4.8 million of the decrease was associated with the change in the exchange rate of the U.S. dollar to the U.K. pound. The remaining decrease in revenue is primarily due to a decrease of approximately $3.8 million in sales of our companion animal products as well as a decrease in electronic tag sales. Our operating loss was $1.1 million in the three-months ended September 30, 2009 as compared to an operating loss of $27.2 million in the three-months ended September 30, 2008. Excluding approximately $0.1 million of restructuring, severance and separation expenses, our operating loss was $1.0 million for the three-months ended September 30, 2009. Excluding approximately $0.4 million of restructuring, severance and separation expenses, $0.2 million of inventory reserves and $25.0 million of asset impairments, our operating loss was $1.6 million for the three-months ended September 30, 2008. Our operating loss was $2.6 million in the nine-months ended September 30, 2009 as compared to an operating loss of $38.3 million in the nine-months ended September 30, 2008. Excluding approximately $0.5 million of restructuring, severance and separation expenses, our operating loss was $2.1 million for the nine-months ended September 30, 2009. Excluding approximately $2.3 million of restructuring, severance and separation expenses, $1.4 million of inventory reserves and $29.4 million of asset impairments, our operating loss was $5.2 million for the nine-months ended September 30, 2008. We attribute the improvement in our operating loss for the three and nine-months ended September 30, 2009 to cost containment initiations including the effect of our restructuring plan, which we initiated on June 30, 2008. Our restructuring plan is more fully discussed in Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009 contains further information regarding our critical accounting policies.
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

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.5	62.5	58.9	64.5

Gross profit	41.5	37.5	41.1	35.5

Selling, general and administrative expenses	44.4	43.3	42.6	42.5
Research and development expenses	3.0	3.9	2.7	3.6
Restructuring, severance and separation expenses	0.9	2.2	0.9	3.8
Goodwill and asset impairment	—	132.5	—	47.4

Operating loss	(6.8)	(144.4)	(5.1)	(61.8)

Interest and other income (expense), net	0.3	(6.1)	1.3	2.3
Interest expense	(4.3)	(16.9)	(3.4)	(11.9)

Loss from continuing operations before income taxes	(10.8)	(167.4)	(7.2)	(71.4)

Benefit for income taxes	0.4	0.8	—	0.7

Loss from continuing operations	(10.4)	(166.6)	(7.2)	(70.7)

(Loss) income from discontinued operations (attributable to Digital Angel Corporation)	(0.3)	5.3	(0.3)	(1.2)

Net loss	(10.7)	(161.3)	(7.5)	(71.9)

Loss (income) attributable to the noncontrolling interest, continuing operations	—	(0.1)	—	(0.2)

Net loss attributable to Digital Angel Corporation	(10.7)%	(161.4)%	(7.5)%	(72.1)%

Results of Operations by Segment
Three-Months Ended September 30, 2009 Compared to Three-Months Ended September 30, 2008
Animal Identification

	Three-Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Change
	(in thousands, except percentages)
Revenue	$6,815	100.0%	$8,217	100.0%	$(1,402)	(17.1)%
Cost of sales	4,515	66.2	6,414	78.1	(1,899)	(29.6)

Gross profit	2,300	33.8	1,803	21.9	497	27.6

Selling, general and administrative expenses	2,151	31.6	2,468	30.0	(317)	(12.8)
Research and development expenses	285	4.2	496	6.0	(211)	(42.5)
Restructuring, severance and separation expenses	142	2.1	289	3.5	(147)	(50.9)
Goodwill and asset impairment	—	—	24,989	304.1	(24,989)	(100.0)

Operating loss	$(278)	(4.1)%	$(26,439)	NM	$26,161	(98.9)

Revenues
Revenue at our Animal Identification segment decreased approximately $1.4 million for the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. The decrease was due to a $0.2 million decrease in sales of our companion animal syringe assemblies to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips during the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. In addition, we had lower sales of our electronic tags and decreased sales of fish chips due to the timing of demand from the government.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $0.5 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. The increase in gross profit is primarily due to the reduction of material cost as a percentage of sales, headcount reductions and lower freight costs. In addition, during the third quarter of 2008, we recorded an inventory charge of approximately $0.3 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities. The gross profit margin increased to 33.8% in the three-months ended September 30, 2009 as compared to 21.9% in the three-months ended September 30, 2008. We primarily attribute the increase in gross margin to decreases in costs as discussed above.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.3 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. The decrease in selling, general and administrative expenses is primarily the result of decreased salary expense due to headcount reductions in 2008, decreased legal costs associated with intellectual property and an overall decrease in costs related to our cost containment efforts. Partially offsetting these reductions is the increase in legal and audit fees due to the implementation in 2009 of an allocation to our Animal Identification segment from Corporate. Selling, general and administrative expenses as a percentage of revenue increased to 31.6% from 30.0% for the third quarters ended September 30, 2009 and 2008, respectively, due primarily to the decrease in sales.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.2 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008 principally due to headcount reductions as a result of our restructuring efforts in 2008. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the third quarter of 2009 related to approximately $0.1 million of severance expenses at our South America location. The restructuring, severance and separation expenses recorded in the third quarter of 2008 related to approximately $0.2 million of severance expenses and $0.1 million of facilities and production relocation costs.
Goodwill and Asset Impairments
Our Animal Identification segment’s goodwill and asset impairment expense during the three-months ended September 30, 2008 was approximately $25.0 million of goodwill impairments. As a result of the declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our impairment assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. There were no goodwill or asset impairment charges in the three-months ended September 30, 2009 as we will be performing our annual impairment tests in the fourth quarter of 2009.
Outlook and Trends
We expected to see 2009 sales and profits increase more quickly in our Animal Identification segment; however, it has taken the industry longer to recover than initially expected. As anticipated earlier in the year, we are seeing a stronger regulatory environment being signaled and a move from voluntary to mandatory use of the National Animal Identification System (“NAIS”) is expected to come into effect in the beginning of 2010. We expect to see savings due to the restructuring plan implemented in 2008 and our operating expenses to remain relatively constant for the rest of 2009 and into 2010.
We believe our investment in technology and product development, such as the rTag™, BioThermo® and DTR4 reader, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.
Emergency Identification

	Three-Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Change
	(in thousands, except percentages)
Revenue	$8,848	100.0%	$10,639	100.0%	$(1,791)	(16.8)%
Cost of sales	4,644	52.5	5,367	50.5	(723)	(13.5)

Gross profit	4,204	47.5	5,272	49.5	(1,068)	(20.3)

Selling, general and administrative expenses	4,022	45.4	4,078	38.3	(56)	(1.4)
Research and development expenses	183	2.1	234	2.2	(51)	(21.8)

Operating (loss) income	$(1)	—%	$960	9.0%	$(961)	(100.0)

Revenues
Revenue at our Emergency Identification segment decreased approximately $1.8 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. The decrease in revenue is primarily due to exchange rate variances during the third quarter of 2009 compared to the third quarter of 2008. In local currency, revenues decreased approximately £0.1 million, or 3.4%, as a result of lower Clifford and Snell sales at Signature which was slightly offset by an increase in McMurdo sales primarily due to higher sales of the new FastFind Personal Locator Beacons (“PLBs”).

Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $1.1 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. The decrease is primarily due to the exchange rate variances during the third quarter of 2009 compared to the third quarter of 2008. In local currency, gross profits decreased by approximately £0.2 million, or 6.6%. Third quarter gross profit margin was 47.5% in the three-months ended September 30, 2009 as compared to 49.5% in the third quarter of 2008 due primarily to the product mix of sales at both Signature and McMurdo.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.1 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. In local currency, selling, general and administrative expenses increased approximately £0.3 million due primarily to an increase in legal and accounting fees due to the implementation in 2009 of an allocation from Corporate, increased financing charges due to the implementation of the new Bibby Invoice Discounting Agreement and increased building insurance costs, slightly offset by decreased personnel and vehicle costs. As a percentage of revenue, selling, general and administrative expenses increased to 45.4% from 38.3% due to the reduction in sales and the increased costs discussed above during the three-months ended September 30, 2009 and September 30, 2008.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.1 million in the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. This decrease relates primarily to a decrease in research and development for the commercialization of the product for the Personal Emergency Location Systems (“PELS”) contract during the quarter.
Outlook and Trends
We anticipate our Emergency Identification segment’s sales and profits to decrease going forward as a result of the planned sale of the McMurdo business unit. However, we anticipate that sales of our SARBE products will remain strong for the rest of 2009 and in 2010 as a result of the upgrade of the COSPAS-SARSAT satellite network as many customers have pushed orders into 2009 and 2010. We expect to fulfill the Personal Emergency Location Systems (“PELS”) contract, for approximately £4.5 million with the U.K. Ministry of Defense in 2009 and 2010. We also expect to see gross margin improvements from outsourcing production.
Corporate/Eliminations

	Three-Months Ended September 30,
	2009	2008	Change
	(in thousands, except percentages)
Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	794	1,623	(829)	(51.1)
Restructuring, severance and separation expenses	—	121	(121)	(100.0)

Operating loss	$(794)	$(1,744)	$950	54.5

Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses decreased approximately $0.8 million for the three-months ended September 30, 2009 compared to the three-months ended September 30, 2008. The decrease is primarily due to lower salary expense as Corporate had fewer employees in 2009, a reduction in accrued bonuses, the implementation of the allocation of legal and audit expenses to our Animal Identification and Emergency Identification segments and decreased travel expenses as a result of cost containment. These decreases are slightly offset by increased printing and other professional service fees due to the annual shareholders meeting taking place in the third quarter of 2009 compared to the second quarter of 2008.

Restructuring, Severance and Separation Expenses
Our Corporate segment’s restructuring, severance and separation expenses for the third quarter of 2008 consisted of $0.1 million related to accrued rent expense for our previous corporate office in Florida. As part of the restructuring plan, we relocated our headquarters to Minnesota in 2008.
Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense), net increased approximately $1.3 million to $0.1 million in the three-months ended September 30, 2009 compared to $(1.2) million in the three-months ended September 30, 2008. The increase was primarily due to a loss recognized in the third quarter of 2008 on settlement of VeriChip’s debt of $2.5 million which was partially offset by approximately $0.6 million of income related to the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer had a legal obligation to pay.
Interest Expense
Interest expense was $0.7 million and $3.2 million for the three-months ended September 30, 2009 and 2008, respectively. The decrease in interest expense is due primarily to a significantly higher overall debt balance during 2008 as compared to 2009, $0.6 million of interest expense relating to the re-pricing of common stock warrants in 2008 and $1.4 million of interest expense related to the accelerated amortization of deferred financing costs and debt discounts costs associated with our pay-down of debt in the third quarter of 2008. In addition, during the fourth quarter of 2008, we wrote-off the remaining debt issuance costs and debt discount associated with our outstanding term debt as a result of the substantial modification of that debt during the fourth quarter of 2008.
Income Taxes
We had foreign income tax benefit of $68 thousand for the three-months ended September 30, 2009 compared to a benefit of $0.2 million in the same period of 2008. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and deferred tax assets and non-deductible intangible amortization associated with acquisitions. As of September 30, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended September 30, 2009 and 2008.
Net Loss from Continuing Operations Attributable to Digital Angel Corporation
During the three-months ended September 30, 2009 and 2008, we reported a loss from continuing operations of approximately $1.6 million and $31.4 million, respectively. The decrease in the loss for the three-months ended September 30, 2009 compared to September 30, 2008 relates primarily to goodwill impairment and the restructuring plan implemented in 2008, which resulted in restructuring charges and goodwill and asset impairments during 2008. The effects of the restructuring plan and other cost containment measures have resulted in an improvement in our performance during 2009. Each of these factors is more fully discussed above in the context of the appropriate segment.

Nine-Months Ended September 30, 2009 Compared to Nine-Months Ended September 30, 2008
Animal Identification

	Nine-Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue		Change
	(in thousands, except percentages)
Revenue	$23,074	100.0%	$29,566	100.0%		$(6,492)	(22.0)%
Cost of sales	15,411	66.8	22,933	77.6		(7,522)	(32.8)

Gross profit	7,663	33.2	6,633	22.4		1,030	15.5

Selling, general and administrative expenses	7,299	31.6	8,435	28.5		(1,136)	(13.5)
Research and development expenses	853	3.7	1,419	4.8		(566)	(39.9)
Restructuring, severance and separation expenses	455	2.0	1,554	5.3		(1,099)	(70.7)
Goodwill and asset impairment	—	—	29,213	98.8		(29,213)	(100.0)

Operating loss	$(944)	(4.1)%	$(33,988)	NM	%	$33,044	97.2

Revenues
Revenue at our Animal Identification segment decreased approximately $6.5 million for the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The decrease was primarily due to a decrease in demand for companion animal sales resulting in approximately 1.3 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips during the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. In addition, we had lower sales of our electronic tags due to the fulfillment of a contract with the U.S. Department of Agriculture in the first quarter of 2008 and decreased sales in Europe primarily due to a lower volume of sales to Austria and a negative exchange rate impact from the prior year.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $1.0 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The increase in gross profit is primarily due to headcount reductions and a reduction in freight expenses, as well as to an inventory provision recorded in 2008 of approximately $1.6 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities in 2008. The gross profit margin increased to 33.2% in the nine-months ended September 30, 2009 as compared to 22.4% in the nine-months ended September 30, 2008. We primarily attribute the increase in gross margin to headcount reductions that were implemented in the second and third quarters of 2008 and the inventory provision in 2008 which were both a result of our restructuring efforts.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $1.1 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The decrease in selling, general and administrative expenses is primarily the result of lower sales and marketing costs due to less media and advertising expenses as a result of our cost control efforts, reduced salaries from headcount reductions resulting from our restructuring efforts in 2008 as well as decreased legal costs associated with intellectual property. Selling, general and administrative expenses as a percentage of revenue increased from 28.5% to 31.6% primarily due to the decrease in sales during the nine months ended September 30, 2009.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses decreased approximately $0.6 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008 principally due to a decrease in costs associated with the rTag™ development and decreased salary and benefits expenses due to headcount reductions as a result of our restructuring efforts. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring expenses recorded in the nine-months ended September 30, 2009 relate to severance expenses of $0.2 million and $0.1 million of contract termination costs at the St. Paul, Minnesota location and $0.1 million of severance expenses at the South American location. The expenses recorded in the nine-months ended September 30, 2008 relate to severance expenses at the St. Paul, Denmark and South American locations and facilities and production relocation costs from efforts to reduce expenses and streamline operations.
Goodwill and Asset Impairment
Our Animal Identification segment’s asset impairment expense during the nine-months ended September 30, 2008 relates primarily to approximately $25.0 million of goodwill impairments. As a result of the declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our impairment assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. The remaining $4.2 million relates to our restructuring and was due to (i) fixed asset impairments of $1.5 million ($0.2 million in St. Paul and $1.3 million in Denmark); (ii) goodwill impairment in Denmark of $1.9 million; and (iii) intangible asset impairments of $0.8 million in Denmark. There were no goodwill or asset impairment charges in the nine-months ended September 30, 2009. We will be performing our annual impairment tests in the fourth quarter of 2009.
Emergency Identification

	Nine-Months Ended September 30,
	2009	% of Revenue	2008	% of Revenue	Change
	(in thousands, except percentages)
Revenue	$27,618	100.0%	$32,419	100.0%	$(4,801)	(14.8)%
Cost of sales	14,452	52.3	17,054	52.6	(2,602)	(15.3)

Gross profit	13,166	47.7	15,365	47.4	(2,199)	(14.3)

Selling, general and administrative expenses	11,082	40.2	12,126	37.4	(1,044)	(8.6)
Research and development expenses	527	1.9	837	2.6	(310)	(37.0)

Operating income	$1,557	5.6%	$2,402	7.4%	$(845)	(35.2)

Revenues
Revenue at our Emergency Identification segment decreased approximately $4.8 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The decrease in revenue is due to exchange rate variances during 2009 compared to 2008. In local currency, revenues increased approximately £1.4 million, or 8.1%. Signature sales remained relatively constant with higher Sarbe sales which were offset by decreased sales at our Radio and Clifford and Snell divisions. McMurdo sales increased primarily due to higher sales of FastFind PLB’s and Emergency Position Indicating Radio Beacons (“EPIRBs”) which were slightly offset by decreased sales of Nav 7 displays, Simplified Voyage Data Recorders (“SVDRs”) and MOB (man overboard) guardian sales.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $2.2 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The decrease is due to exchange rate variances during 2009 compared to 2008. In local currency, gross profits increased by approximately £0.7 million, or 9.0%. The gross profit margin was 47.7% in the nine-months ended September 30, 2009 as compared to 47.4% in the same period of 2008. Signature’s gross profit margin increased due to improved margins at our Sarbe division, slightly offset by a decrease in McMurdo’s gross profit margin due to an increase in lower margin sales and an increase in the obsolete inventory provision recorded in the second quarter of 2009.

Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $1.0 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. This decrease in selling, general and administrative expenses relates primarily to exchange rate variances during 2009 compared to 2008. In local currency, selling, general and administrative expenses increased approximately £0.6 million due primarily to an increase in legal and accounting fees due to the implementation in 2009 of an allocation from Corporate and legal and accounting costs associated with the planned divestiture of McMurdo, slightly offset by decreases in personnel, vehicle and temporary staff costs. As a percentage of revenue, selling, general and administrative expenses increased to 40.2% in the nine-months ended September 30, 2009 from 37.4% in the nine-months ended September 30, 2008. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the increases noted above.
Research and Development Expenses
Our Emergency Identification segment’s research and development expenses decreased approximately $0.3 million in the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The decrease in research and development expenses relates primarily to exchange rate variances during 2009 compared to 2008. In local currency, research and development expenses increased approximately £0.2 million due primarily to additional costs for commercialization of the product for the PELS contract.
Corporate/Eliminations

	Nine-Months Ended September 30,
	2009	2008	Change
	(in thousands, except percentages)
Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	3,212	5,764	(2,552)	(44.3)
Restructuring, severance and separation expenses	—	780	(780)	(100.0)
Goodwill and asset impairment	—	145	(145)	(100.0)

Operating loss	$(3,212)	$(6,689)	$3,477	52.0

Selling, General and Administrative Expenses
Our Corporate segment’s selling, general and administrative expenses decreased approximately $2.6 million for the nine-months ended September 30, 2009 compared to the nine-months ended September 30, 2008. The decrease is primarily due to lower salary expenses resulting from fewer Corporate employees in 2009, a reduction in accrued bonuses, the implementation of the allocation of audit and legal expenses to our Animal Identification and Emergency Identification segments, and decreased outside professional fees.
Restructuring, Severance and Separation Expenses
Our Corporate segment’s restructuring, severance and separation expenses for the nine-months ended September 30, 2008 consisted of $0.4 million related to accrued severance and stay bonuses and related payroll expenses, and $0.4 million related to accrued rent expense for our corporate office in Florida. As part of the restructuring plan, we relocated our headquarters to Minnesota in 2008.
Goodwill and Asset Impairment
Our Corporate segment’s asset impairment during the nine-months ended September 30, 2008 related to $0.1 million impairment of fixed assets in connection with the closing of our corporate offices in Florida.

Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased approximately $0.7 million to $0.7 million in the nine-months ended September 30, 2009 compared to $1.4 million in the nine-months ended September 30, 2008. The decrease was primarily due to $2.3 million of income recognized in the nine-months ended September 30, 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer had a legal obligation to pay, as well as a $0.3 million of gain on sale of patents. These increases were partially offset by a loss on settlement of VeriChip’s debt of $2.5 million in the nine-months ended September 30, 2008. Slightly offsetting these decreases was approximately $0.5 million of other income recognized at our Emergency Identification segment related to the settlement of the Chemring dispute as discussed in Note 14 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $1.7 million and $7.4 million for the nine-months ended September 30, 2009 and 2008, respectively. The decrease in interest expense is due primarily to an additional $0.6 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $3.0 million of debt in the first quarter of 2008, an additional $1.4 million for the amortization of debt issuance costs and discount on original debt issued as a result of the prepayment of $9.5 million of debt in the third quarter of 2008 and an additional $1.1 million of interest expense associated with re-pricing of common stock warrants as well as an overall higher debt balance in 2008 compared to 2009. In addition, during the fourth quarter of 2008, we wrote-off the remaining debt issuance costs and debt discount associated with our outstanding term debt as a result of the substantial modification of debt during the fourth quarter of 2008.
Income Taxes
We had foreign income tax benefit of $27 thousand for the nine-months ended September 30, 2009 compared to a benefit of $0.4 million in the same period of 2008. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and deferred tax assets and non-deductible intangible amortization associated with acquisitions. As of September 30, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the nine-months ended September 30, 2009 and 2008.
Net Loss from Continuing Operations Attributable to Digital Angel Corporation
During the nine-months ended September 30, 2009 and 2008, we reported a loss from continuing operations of approximately $3.6 million and $43.8 million, respectively. The decrease in the loss for the nine-months ended September 30, 2009 compared to September 30, 2008 relates primarily to goodwill impairments and the restructuring plan implemented in 2008, which resulted in restructuring charges and goodwill and asset impairments during 2008. The effects of the restructuring plan and other cost containment measures have resulted in the improvement in our performance during 2009. Each of these factors is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $2.0 million and $1.8 million at September 30, 2009 and December 31, 2008, respectively.
Operating activities provided cash of $2.5 million and $0.7 million during the nine-months ended September 30, 2009 and 2008, respectively. During the nine-months ended September 30, 2009, cash was provided primarily from overall increases in accounts payable and accrued expenses. During the nine-months ended September 30, 2008, cash was provided primarily from the decrease of inventory levels, as well as cash flow from discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $0.3 million, or 3.2%, to $10.6 million at September 30, 2009, from $10.9 million at December 31, 2008. The decrease was primarily due to our Animal Identification segment which experienced lower sales during the third quarter of 2009 compared to the fourth quarter of 2008. The decrease was slightly offset by an increase in our Emergency Identification segment which had higher sales levels during the third quarter of 2009 compared to the fourth quarter of 2008 at McMurdo. We anticipate our accounts receivable to decrease going forward as a result of the planned sale of the McMurdo business unit.

•	Inventories increased 44.0% to $12.8 million at September 30, 2009 from $8.9 million at December 31, 2008. The increase was principally due to our Emergency Identification segment which continued to build inventory levels during 2009 in preparation for production on a large PELS contract. The increase was slightly offset by a decrease in inventory at our Animal Identification segment due to a reduction of companion animal product components. We expect our inventory levels to decrease going forward as a result of the planned sale of the McMurdo business unit.

•	Accounts payable increased $4.4 million, or 45.1%, to $14.1 million at September 30, 2009 compared to $9.7 million at December 31, 2008. The increase was primarily due to the buildup of inventory at our Emergency Identification segment as noted above as well as the general timing of billings and payments of purchases. We anticipate our accounts payable to decrease going forward as a result of the planned sale of our McMurdo business unit..

•	Accrued expenses increased $1.1 million, or 11.5%, to $10.2 million at September 30, 2009 compared to $9.1 million at December 31, 2008. The increase primarily relates to the reclassification of a $0.8 million deferred financing fee from long-term to current during the first quarter of 2009 as well as an increase in the bonus accrual as 2008 bonuses have not been paid out. The increase was slightly offset by a decrease in accrued severance that was paid during 2009 at our Emergency Identification segment. We expect our accrued expenses to decrease going forward as a result of the planned sale of our McMurdo business unit.
Investing activities (used) provided cash of $(0.4) million and $13.6 million during the nine-months ended September 30, 2009 and 2008, respectively. The amount (used) in 2009 was primarily from purchases of equipment and the increase in other assets. The cash provided by investing activities in 2008 was primarily from the proceeds received from a note receivable with VeriChip as well as proceeds from the special dividend paid by VeriChip.
Financing activities used cash of $1.9 million and $13.5 million during the nine-months ended September 30, 2009 and 2008, respectively. The use of cash was primarily for the pay-down of debt. Slightly offsetting the payment of debt in 2009 was the receipt of approximately $1.6 million of cash in connection with sales of common stock pursuant to the SEDA.
Financial Condition
As of September 30, 2009, we had a working capital deficit of approximately $10.6 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.
In addition to our cash on hand, at September 30, 2009 we had approximately $0.6 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009; (ii) an invoice discounting agreement with Bibby, which is more fully described in Note 5 to our accompanying condensed consolidated financial statements; (iii) a factoring agreement with Nordisk Factoring A/S, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009; (iv) a line of credit with Danske Bank, which is more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009; and (v) the SEDA with YA SPA, under which we may sell, at our option, up to $5.0 million of our common stock, subject to limitations and restrictions. See Note 5 to our accompanying condensed consolidated financial statements for further discussion.

As of September 30, 2009, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$1,790	$484
Bibby invoice discounting agreement	2,198	119
Nordisk factoring agreement	434	—
Danske Bank line of credit	3,245	—

	$7,667	$603

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreements include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. As of September 30, 2009, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the potential sales of certain business units, including McMurdo, and through other investing and financing sources to operate our business for the next twelve months ending September 30, 2010, including generating the cash required to repay our Laurus term debt and refinancing our revolving credit line, which matures in August 2010. On July 7, 2009, we entered into an invoice discounting agreement with Bibby which replaced the RBS invoice discounting agreement and provides for an additional £1.0 million borrowing capacity and we entered into the SEDA with YA SPA, under which we may sell, at our option, up to an additional $3.4 million of our common stock as of September 30, 2009, subject to certain limitations and restrictions, including shareholder approval for issuances of shares of our common stock under the SEDA in excess of approximately 3.6 million shares. See Note 5 to our accompanying condensed consolidated financial statements for further discussion regarding these two new financing agreements.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the nine-months ended September 30, 2009 and the year ended December 31, 2008 despite significant negative currency effects. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations during 2009 and 2010 although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2009 and 2010, including our Laurus term debt. We intend to use a portion of the proceeds from the sale of our McMurdo business unit to fully repay our Laurus term debt. As of September 30, 2009, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our Laurus term debt, which matures in February 2010. (As more fully discussed in Note 15 to our condensed consolidated financial statements, we have entered into an agreement with Laurus, which is contingent upon the completion of the McMurdo sale, to repay our Laurus term debt upon the closing and funding of the sale); (ii) our revolving line of credit with Kallina, which matures in August 2010; (iii) our factoring lines; and (iv) our credit facility with Danske Bank, which are more fully discussed in Note 5 to our accompanying condensed consolidated financial statements and in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Current Report on Form 8-K filed with the SEC on July 8, 2009. In addition, our debt obligation to Danske Bank is due on demand and beginning in July 2009, we are required to make monthly principal payments as more fully discussed in Note 5. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business, despite management’s plans and expectations to do so. The accompanying condensed consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

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
As of September 30, 2009, our debt consisted of the following:
•	the secured, non-convertible term note with Laurus, which has a fixed interest rate;

•	the secured, non-convertible term note with Kallina, which has a fixed interest rate;

•	the senior secured, non-convertible term note with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited, which has a fixed interest rate;

•	Destron Fearing’s borrowings under Danish credit facilities bearing interest at prime plus 2%;

•	Destron Fearing’s borrowings under a revolving facility with Kallina, which accrues interest at a rate per annum equal to the prime rate plus 2.0% (but such rate shall not at any time be less than 10.0%);

•	Destron Fearing’s borrowings under Danish Nordisk factoring line which accrues interest at 0.15% per transaction;

•	Signature Industries’ borrowings under the Bibby invoice discounting agreement which accrues interest at an annual rate of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% as defined in the agreement;

•	equipment loan bearing a variable interest rate of 7.06%; and

•	a mortgage and capitalized leases with fixed or implicit interest rates.
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
The table below presents the principal amount and weighted-average interest rate for our debt (the fair value of our debt with variable interest rates reflects its carrying value):

Carrying Value at
September 30, 2009
(dollars in millions)
Total notes payable, long-term debt and advances from factors	$15.9
Notes payable bearing interest at fixed interest rates	$7.8
Weighted-average interest rate during the nine-months ended September 30, 2009	13.4%
A 1% change in interest rates would increase our interest expense by approximately $54 thousand.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our ability to implement our business and growth strategies including, without limitation, our ability to deploy our products and services and streamline our operations to focus more of our efforts on the RFID;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	the possibility that we could continue to generate losses, on a consolidated basis, for the foreseeable future;

•	our ability to close the sale of our McMurdo business;

•	our ability to fund our operations, including our belief that we will have sufficient funds to operate our business and pay debt over the next twelve-months ended September 30, 2010;

•	our ability to successfully implement our restructuring plan and realize the estimated cost savings; and

•	our ability to maintain compliance with the covenants under our credit facilities, including borrowings under DSD Holding’s existing bank facility that is payable on demand and can be terminated at any time without notice.
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
The information in this quarterly report is as of September 30, 2009, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended

December 31, 2008 and our Registration Statement on Form S-3 filed with the SEC on June 10, 2009. Please make sure to review these Risk Factors as they are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2009. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.
Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 14 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 24, 2009, we issued 69,421 shares of our common stock to Glen Greer in connection with a consulting agreement. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of our stockholders was held on September 25, 2009 to:
1.	Elect one director to hold office until the 2012 annual meeting of stockholders and until his successors have been duly elected and qualified. The directors whose terms of office continued after the meeting were Joseph J. Grillo, John R. Block, Daniel E. Penni and Dennis G. Rawan. The result of the votes to elect one director was as follows:

	For	Withheld
Michael S. Zarriello	12,964,738	1,359,660
2.	Approve an amendment to our 2003 flexible stock plan to increase the number of authorized shares of common stock issuable under the plan from 875,000 to 2,875,000 shares. The proposal received 2,565,919 votes for, 1,722,743 against, 53,750 abstained and had 9,981,986 broker non-votes.

3.	Approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 35,000,000 to 50,000,000 shares. The proposal received 11,322,875 votes for, 2,850,902 against and 150,620 abstained.

4.	Ratify the appointment of Eisner LLP as our independent registered public accounting firm for the year ended December 31, 2009. The proposal received 13,796,341 votes for, 429,246 against and 98,810 abstained.

The director nominee was elected to hold office until the 2012 annual meeting of stockholders and proposal 2 through 4 were approved.
ITEM 6. EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: November 9, 2009	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation of Digital Angel Corporation as approved at the Shareholder Meeting on September 25, 2009 (incorporated by reference to Annex A to the registrants proxy statement on Schedule 14A filed with the Commission on August 17, 2009)

3.2	Amendment to Article 3 of Digital Angel Corporation’s Amended and Restated Bylaws (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

4.1	Standby Equity Distribution Agreement dated as of July 10, 2009 by and between YA Global Master SPV, Ltd. and Digital Angel Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2009)

10.1	Recourse Invoice Discounting Agreement between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.2	Standard Conditions for the Purchase of Debts (Edition A/2004) Incorporated into the Confidential Invoice Discounting Agreement Made between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.3	Amendment No. 1 to the Standby Equity Distribution Agreement (original agreement dated as of July 10, 2009 by and between YA Global Master SPV Ltd. and Digital Angel Corporation, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2009)

10.4	Amended and Restated 2003 Flexible Stock Plan as approved at the Shareholder Meeting on September 25, 2009 (incorporated by reference to Annex B to the registrants proxy statement on Schedule 14A filed with the Commission on August 17, 2009)

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith