Form 10-K
period 2009-12-31
DIGITAL ANGEL CORP
filed 2010-04-01
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $25.1 million, computed by reference to the price at which the stock was last sold on that date of $1.44 per share reported on the National Association of Securities Dealers Automated Quotation System.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 30, 2010

Common Stock, $.01 par value per share	27,576,381 shares
Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders which the Registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein. If the Registrant does not file its Proxy Statement with the Commission on or before 120 days after the end of its 2009 fiscal year, the Registrant will file the required information in an amendment to this Annual Report on Form 10-K.

DIGITAL ANGEL CORPORATION

PART 1
ITEM 1. BUSINESS
Unless the context otherwise provides, when we refer to the “Company,” “we,” “Digital Angel,” or “us,” we are referring to Digital Angel Corporation and its subsidiaries (either wholly- or majority-owned).
Overview
As of December 31, 2009, our business operations consisted primarily of the operations of our wholly-owned subsidiary, Destron Fearing Corporation and its wholly-owned subsidiaries, which collectively we refer to in this Annual Report as Destron Fearing, and our 98.5% owned subsidiary, Signature Industries Limited (“Signature”). Currently we operate in two business segments: Animal Identification, which comprises the operations of Destron Fearing; and Emergency Identification, which comprises the operations of Signature.
We currently engage in the following principal business activities:
•	Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable radio frequency identification (“RFID”) microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications; and

•	Our Emergency Identification segment develops, manufactures and markets global position systems (“GPS”) and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations as well as sound horn alarms.
Discontinued Operations
During the years ended December 31, 2009 and 2008, we sold several non-core businesses and we discontinued one business, Thermo Life Energy Corp. (“Thermo Life”), which was sold on January 21, 2010. On November 12, 2008, we sold all of the common stock that we owned in PositiveID Corporation, formerly, VeriChip Corporation, (“PSID”) (Nasdaq:PSID), which was approximately 45.6% of PSID’s then issued and outstanding shares of common stock. In addition, on November 20, 2009, we sold the assets and equity of one of Signature’s business units, McMurdo Limited (“McMurdo”). Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell/discontinue these businesses was a result of management’s strategy to streamline operations. Going forward, our strategy is to focus our efforts on the business operations of our Animal Identification segment. Discontinued operations are more fully discussed in Note 14 to our consolidated financial statements.
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
**************
Effective April 20, 2007, we became a Delaware corporation. We initially incorporated in the state of Missouri on May 11, 1993. Currently, our principal executive offices are located at 490 Villaume Avenue, South Saint Paul, Minnesota 55075 (651-455-1621).
Recent Events
Notice of Nasdaq Delisting
On December 10, 2009, we received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that we are not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, we have been provided 180 calendar days, or until June 8, 2010, to regain compliance with the Rule.
If, at any time before June 8, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us written notification that we are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 8, 2010, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Since December 10, 2009, our stock has traded below $1.00. Presently, we believe that we meet all of the initial listing criteria except for the minimum bid price requirement based on the closing price of our common stock on March 31, 2010.

Repayment of Existing Term Debt Obligations
On December 14, 2009, we, and certain of our subsidiaries, entered into an amendment to a letter agreement with Laurus Master Fund, Ltd. and certain of its affiliates, including, Kallina Corporation and LV Administrative Services, Inc., (the “Lenders”), to amend, among other things, the repayment schedule of all amounts owed pursuant to certain existing term debt obligations. Under the terms of the amended letter amendment, we were obligated to pay $3.8 million of the existing term debt obligations to the Lenders, of which $3.0 million was paid in cash (which included the November 2009 monthly payment) and $0.8 million was paid within three days of the date of the letter agreement through the issuance of approximately 1.4 million shares of our common stock in accordance with the terms of a previous 2008 agreement. After the prepayment, the balance of the existing debt obligations, which was approximately $1.4 million, was payable in full to the Lenders on or before the original maturity date of February 1, 2010. On February 1, 2010, the outstanding principal and interest due under the existing debt obligations were paid in full.
Registered Direct Offering and Sale of Common Stock and Warrants
On February 9, 2010, we sold, in a registered direct offering, 3,385,000 shares of our common stock and warrants to purchase 1,354,000 shares of common stock to two institutional investors pursuant to the terms of a securities purchase agreement we entered into on February 3, 2010. The purchase price of the securities was $1.7 million in the aggregate. The exercise price of the warrants is $0.50 per share and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. We entered into a placement agent agreement with Chardan Capital Markets, LLC (“Chardan”) relating to our registered direct offering where we agreed to pay Chardan a placement agent fee of 6.0% of the gross proceeds from the sale. The net proceeds from the sale, after deducting the placement agent fee and other offering expenses, were approximately $1.6 million and were used primarily to replenish the funds used for the repayment of existing term debt obligations as discussed above. The terms of the warrants are more fully described in Note 23 to our consolidated financial statements.
Termination of Standby Equity Distribution Agreement
On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we could from time to time, at our discretion, sell newly-issued shares of our common stock to YA SPV. We issued shares of our common stock under the SEDA pursuant to a Registration Statement on Form S-3 (Registration No. 333-159880), declared effective by the SEC on July 9, 2009 wherein we registered 3.0 million shares of our common stock.
The SEDA required payment of a commitment fee payable to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily Volume Weighted Average Price (“VWAP”) for the three trading days after the date of the Agreement. During the year ended December 31, 2009, we issued approximately 2.9 million shares of our common stock and received approximately $2.8 million in cash under the SEDA. On January 19, 2010, we issued an additional 0.1 million shares of our common stock and received approximately $0.1 million in cash under the SEDA. In connection with the registered direct offering, we terminated the SEDA effective February 4, 2010.
Industry Overview
Our principal activities encompass the development and marketing of RFID and GPS-enabled identification and location products.
RFID technology continues to grow in its importance to the animal identification industry. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology possesses greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.
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
Pet Identification and Safeguarding
Pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information through RFID scanners. The pet identification and safeguarding market is expanding at accelerated levels. In the USA, more and more shelters promote the use of microchipping as a way to insure that a lost pet can be reunited with its owner. With only an estimated 10% of pets chipped, the U.S. pet market has significant growth potential. As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), we believe the market will expand even further. In Europe, microchips are required for any pets traveling across borders. These “pet passports” allow the animal to travel freely throughout Europe without quarantine, and in some European countries, as many as 40% of the pets have electronic identification.
Livestock/Fish Identification and Tracking and Food Safety and Traceability
The use of RFID technology in the tracking of livestock in the U.S. is currently limited to utilization for herd management (breeding, performance, etc), USDA disease control programs (Brucellosis, Tuberculosis, etc.) and Marketing programs (Non-Hormone Treated Cattle and limited use for the Beef Export Verification Program). Recently the US federal government announced that it would discontinue the USDA’s National Animal Identification System (NAIS), moving traceability responsibilities to the state and tribal levels. The USDA will work with the states to establish a common system for animals transported across state lines. While NAIS at the federal level has been discontinued, 48-hour trace-back, and age and source verification will remain a central part of the livestock industry’s processes. Destron Fearing products have been widely adopted for these requirements, and we continue to see more opportunities from growth in these segments. At Destron Fearing, our business model has always been to develop and sell innovative herd management products to producers that add value to their businesses. We have developed programs that make it easier for producers to do business with us, and to provide them with products that enhance their productivity and business success. Our RFID products are focused on gaining information, such as monitored animal behavior, and yielding data that can achieve early detection of potential illnesses in their herds.
Internationally, the market place for electronic identification tags continues to grow. The need to combat animal disease has the European Union (EU) focusing on improved traceability of livestock. Beginning on December 31, 2009, the EU has mandated the use of electronic tags for all sheep and goats, which is a forerunner to eventually requiring all large animal livestock to have electronic tags in the future. It is planned to be implemented in the entire European herd over the next few years. In South America, Brazil, with approximately 200 million cattle, has implemented a mandatory electronic identification of all feed lot cattle on January 1, 2010. Effective December 31, 2010, all new born cattle in Brazil will be required to have electronic tags, with the objective to move the entire herd to electronic tags over the next three years. Similar implementations are occurring in other South American countries, such as Colombia and Chile. These are all favorable signs for our Animal Identification segment, and the outlook shows signs of growth.
Emergency Identification
Global Navigation Satellite System (“GNSS”) is the standard generic term for satellite navigation systems that provide autonomous geospatial positioning with global coverage. The Navigation Satellite Timing and Ranging Global Position System (“NAVSTAR GPS”), which was developed by the U.S. Department of Defense, is the only fully operational GNSS. The satellite constellation is managed by the U.S. Air Force 50th Space Wing. Although the cost of maintaining the system is approximately $400 million per year, including the replacement of aging satellites, GPS is free for civilian use as a public good. In addition to NAVSTAR GPS, there is some indication that other nations may begin deploying GNSS. The Russian GLONASS is a GNSS in the process of being restored to full operation. The European Union Galileo positioning system is a next generation GNSS in the initial deployment phase, scheduled to be operational in a few years, and China has indicated it may expand its regional Beidou navigation system into a global system.
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
Our focus is in the areas of search and rescue and locator beacons and tracking systems which include mobile satellite data communications service and software for messaging for a variety of markets including the military, law enforcement and energy market. We believe that there is excellent growth potential in each of our markets and particularly, for us, in sales of our military personal location beacons due to recent technology improvements. However, each market in which we compete is highly competitive.
Operating Segments
Financial Information About Our Segments
Revenues from our two segments over the past two years were as follows:

	For the years ended December 31,
	2009	2008
	(in thousands)
Animal Identification	$30,774	$38,501
Emergency Identification	18,689	23,759

Total	$49,463	$62,260

Refer to the segment information in Note 19 to our consolidated financial statements.
Animal Identification Segment
Principal Products and Services
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding, as well as the positive identification and tracking of livestock and fish, which is crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, livestock, horses, fish and wildlife industries.
The Animal Identification segment consists of Destron Fearing’s operations located in Minnesota and its wholly-owned subsidiaries: DSD Holding A/S and Destron Fearing A/S and its subsidiaries, which have operations in Denmark and Poland (collectively referred to as “Destron Fearing A/S”); and Digital Angel International, Inc. and its subsidiaries located in Argentina, Brazil, Chile, Paraguay and Uruguay.
We hold patents on our syringe-injectable microchip for use in animals. Each microchip is individually inscribed and programmed to store a unique, permanent 10 to 16-digit alphanumeric identification code. These microchips are tiny, passive electronic devices ranging in size from 8 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The smallest microchip is about the size of a grain of rice. The microchip is coupled with an antenna and placed either in a two-piece plastic e.Tag™ or in a glass-like injectable capsule. The e.Tag™ is typically affixed to the ear of the animal. The implantable microchip is injected under the skin using a hypodermic syringe, without requiring surgery. Each capsule is coated with a polymer, BioBondTM, to form adherence to tissue, thereby preventing migration in the host’s body. An associated scanner device uses radio frequency to interrogate the microchips and read the code. Our patented Bio-Thermo® implantable microchip product provides temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner.
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
Our miniature RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish. In 2006, we installed what is believed to be the world’s largest RFID ready system, a 16-foot by 16-foot RFID antenna designed to electronically track indigenous salmon populations. In addition, we launched our second generation unitary core transponders. These updated transponders are designed to provide greater reader reliability while increasing reader range.

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
Through our Animal Identification segment, we are one of the leading suppliers in the U.S. of RFID-enabled implantable microchip products for companion animals, laboratory animals, wildlife, and visual identification tags for livestock. The “chipping” of companion pets has increased in Europe, in part, because in 2004, several European countries began requiring that all pets crossing their borders be identified with a either a tattoo or a microchip. In addition, world-wide standardization of the frequency on which the microchips operate will most likely lead to higher world-wide chipping rates. Our chips can be read by the world standard, which is 134.2 kilohertz.
During 2006, we began a national initiative to target the use of our microchips to address the more than $100 million estimated U.S. equine market for identification products. There are approximately 9.2 million horses in the U.S. We believe that approximately 6.0 million are competition horses requiring identification by local and state equine animal health rules and regulations. In addition, USDA’s NAIS business plan categorizes equines as medium priority for permanent identification. Since late 2005, the California Horseracing Board, a division of the California Department of Agriculture, has been implanting all new, in-coming young horses entering their racing career with our microchips, which we call LifeChips®. The State of Louisiana has also been utilizing our LifeChips® to identify horses that have been Coggins tested which checks for Equine Infectious Anemia. The New York State Horse Health Assurance Program implemented a comprehensive health campaign that utilizes our microchips, and other state agencies are expected to launch similar programs. In addition, in March 2008, we entered into a non-exclusive distribution agreement with The Jockey Club, the official registry for North American Thoroughbred horses. The coming of the 2010 World Equestrian Games in October is expected to boost LifeChip sales both domestically and abroad. Additional growth in LifeChip sales is expected to come from the recent requirement in Mexico, where all horses entering their country must have microchips.
New Products
In July 2009, we introduced the DTR-4 handheld reader enhancing the feature set of the already robust DTR-3 reader. The DTR-4 reader added an LCD display, providing easy to read ID numbers, and body temperatures when coupled with our Bio-Thermo® tags. Useful in cattle, swine, and equine applications, the display provides the user with the ability to see tag data without having to communicate with a host computer.
In December of 2009, we finished phase three of the development of the new reader for the fisheries business. This reader advances the ability for stream and river applications, replacing older multiplexing technologies providing communication with multiple antennas designed from low cost materials that can be found at a local hardware store, reducing the overall cost to monitor fish migrations in all conditions. Field testing begins during the spawning season in early 2010.
We also introduced in 2009 our Rapid Response program, where customers can place orders for identification tags in the morning and we will ship that same afternoon, eliminating long waiting periods when tags are urgently needed. Various other sales programs were introduced to make it easy for customers to do business with us. Examples include on-line order capabilities and credit card ordering.
Sales, Marketing and Distribution
Our companion pet identification and location system is marketed in the U.S. by Schering-Plough Animal Health Corporation (“Schering-Plough”) under the brand name Home Again® Pet Recovery Service. In February 2007, we signed an exclusive product supply and distribution agreement with Schering-Plough Home Again LLC, a wholly owned subsidiary of Schering-Plough, to provide electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. Schering-Plough’s network, which markets the complete electronic pet identification system under the brand name HomeAgain®, is the nation’s first comprehensive system to assist in the search for lost pets. In January, 2010, we entered into an amendment to the February 2007 agreement, which extends our agreement to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network through June 2010. During the term of the amended agreement, we will exclusively manufacture, supply and sell to Schering-Plough and Schering-Plough will exclusively purchase from us certain products (as defined in the amended agreement). The amended agreement contains, among other things, minimum purchase requirements by Schering-Plough. The amended agreement also prohibits us from manufacturing, supplying or selling the products to any other person, governmental authority or entity in the territory (as defined in the amended agreement). The amended agreement also grants to Schering-Plough exclusive distribution, marketing and sale rights to our RFID products in the companion animal market in the U.S. and non-exclusive distribution, marketing and sale rights to our RFID Bio Thermo product in the designated animal markets and territories, subject to a maximum amount of units of such RFID Bio Thermo products.

Currently our companion pet/equine product is also marketed by various other companies, including, but not limited to, (i) in some countries in Europe by Merial Pharmaceutical under the Indexel® brand; (ii) in the United Kingdom (U.K.) and Ireland by Animalcare under the idENTICHIP® brand; and (iii) in other European countries and in Australia, New Zealand and Japan by various distributors under the LifeChip® brand.
BioMark, Inc. is our exclusive U.S. distributor for our fish and wildlife RFID microchip products. Electronic identification products for livestock are sold directly to our customers under the Destron brand. We have multi-year supply and distribution agreements with certain of our customers, which have varying expiration dates. The remaining terms of such agreements are between one and eight years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Our agreements generally do not have minimum purchase requirements and can be terminated without penalty. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from either of these customers could have a material adverse effect on our financial condition and results of operations.
Competition
The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are Allflex USA, Inc. and Y-Tex Corporation, and the principal competitors in the U.S. RFID identification market are Allflex, USA, Inc., Datamars SA and Avid Identification Systems, Inc. We believe that our intellectual property position and our reputation for high quality products are our competitive advantages.
Our principal competitor in Europe is Allflex, with the remainder of the market quite fragmented with regional players. We believe that our efficient low cost production, reputation for high quality ear tags and our clear focus on the market are our competitive advantages. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.
Manufacturing; Supply Arrangements
Our Animal Identification segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. We rely on a production arrangement with Raytheon Microelectronics Espana (“RME”), a subsidiary of Raytheon Company, for the assembly of certain of our patented syringe-injectable transponders. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is our preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by us; other automated equipment and tooling is owned by RME. We are currently in discussions to establish a new long term agreement with RME.
Besides RME, our Animal Identification segment’s other principal suppliers are TSI Molding, Inc., Feature Products and Creation Technologies. We generally do not enter into contracts with these suppliers.
Emergency Identification Segment
Principal Products and Services
Our Emergency Identification segment’s proprietary products provide emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations as well as sound horn alarms. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for mobile data and radio communications applications, including our SARBETM brand which serves commercial and military markets; and

•	alarm sounders for industrial use and other electronic components.
GPS Enabled Search and Rescue Equipment and Intelligent Communications Products
Our personal locator beacons (“PLBs”) are sold under the SARBE™ brand name. SARBE products are primarily used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. SARBE equipment is also used by land and naval forces. Signature is based in the U.K. and has been developing and manufacturing PLBs for five decades. Reports of Second World War airmen and sailors at sea awaiting rescue with little more than the faint hope that a passing ship would find them was the catalyst that inspired Signature to develop a new way of saving lives by making the search part of search and rescue more effective. Today, we believe that we are a world-leading supplier of PLBs and our SARBE trademark is a common term for these devices, which are now found on ships, aircraft and submarines in the armed forces of over 40 countries. U.K. airmen were among the first to carry these lifesaving devices. Today every U.K. Royal Air Force, Royal Navy and Army airman carries a SARBE. PLBs are also packed in the survival packs of life rafts on military ships. Our latest generation SARBE™ for military personnel is the software programmable SARBE G2R, which provides true global reach and recovery. This flexible radio features peacetime and combat modes. As with previous PLBs, G2R can be configured to operate with any fast jet ejection seat and incorporates a specially designed system that automatically activates the beacon and deploys the antenna to the optimum position. This ensures that even if aircrew are unconscious or injured, the SARBE transmission will be initiated immediately as no human intervention is required, reducing the time it takes to initiate a search. Our SARBETM G2R has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons. Beginning February 1, 2009, COSPAS-SARSAT no longer monitored beacons using 121.5 MHz and 243 MHz satellite frequencies. The outdated beacons need to be replaced by the new generation of 406 MHz beacons, such as our SARBE G2R. We anticipate that this new requirement will have a favorable impact on our revenue in 2010 and beyond.

We are also a distributor of two-way communications equipment in the U.K. Our products range from conventional radio systems for the majority of radio users, for example, safety and security, construction, manufacturing, to trunked radio systems for large scale users, such as local authorities and public utilities. We also offer marine radios, air band radios and satellite communication equipment for use on a global basis.
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
Growth Strategy
We believe that our SARBE PLBs offer the greatest source of growth for our Emergency Identification segment. COSPAS-SARSAT forecasts that the global population of the new generation of digital beacons will grow from 400,000 today, to 900,000 by 2012, providing us with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacons as air forces upgrade their PLBs to new digital standards. Air forces in the U.K. and the U.S. will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. SARBE has developed a specific new product, the AAPLB, for the USAF and UK Ministry of Defense (“MoD”). In September 2008, the UK MoD selected our AAPLB for tri-service use. We expect to begin shipping our AAPLBs to the MoD in the latter part of 2010.
Sales and Distribution
We sell our PLBs directly to our customers worldwide through a direct sales force of approximately four personnel and through supply and distribution agreements, which have varying expiration dates. The remaining terms of such agreements are between one and three years.
We sell our alarm sounders through various distributors located in Europe, Australia, New Zealand, Hong Kong, Japan, South Africa, Singapore and the U.S. We are also a distributor of two-way communication equipment in the U.K.. Our agreements with these distributors have varying expiration dates.
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
Manufacturing; Supply Arrangements
Our Emergency Identification segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. This segment’s principal suppliers are Contact Components Ltd., Motorola Ltd., and Delta Impact Ltd. We generally do not enter into contracts with these suppliers.
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
Our trademarks include the following: Digital Angel, Destron Fearing, Bio-Thermo and SARBE.
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
Employees
At March 19, 2010, we and our subsidiaries employed approximately 244 employees, of which 223 are full-time. Our Animal Identification segment’s production workforce located in South Saint Paul, Minnesota is party to a collective bargaining agreement covering wage rates and benefits for certain union employees, which expires on April 30, 2010. Upon termination there are no future obligations other than payments of accrued wages.
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

Currently, we operate in three geographic areas: the U.S. and Europe (both of which comprise the majority of our operations) and South America. The majority of our revenues and expenses in each geographic area were generated in the same currencies during the two-years ended December 31, 2009, and accordingly, we did not incur any significant foreign currency gains or losses during those years.
Revenues from continuing operations are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning revenues by principal geographic areas as of and for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	United		South
	States	Europe	America	Total
2009
Net revenue	$21,694	$27,074	$695	$49,463
Property and equipment, net	4,854	2,390	119	7,363

2008
Net revenue	$29,275	$31,927	$1,058	$62,260
Property and equipment, net	5,764	2,544	241	8,549
For a discussion of risks associated with our foreign operations, please see Item 1A. Risk Factors.
Each of our segment’s operating income (loss) is presented below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and each of their assets is presented in Note 19 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
We have a history of operating losses and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.
We incurred a consolidated loss from continuing operations of $15.4 million and $59.6 million in the years ended December 31, 2009 and 2008, respectively. Our consolidated operating activities (used) provided cash of $(3.9) million and $1.3 million during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $571.2 million. There is no assurance that our operating activities will be able to fund our cash requirements in the future if our investing and/or financing activities cannot.
Historical losses and maturity of debt have raised concerns about our ability to continue operations at the current level.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms especially if we continue to incur losses. We will be required to generate funds to repay certain of our debt obligations during 2010. We recently used a portion of the proceeds from the sale of our McMurdo business unit, which we sold on November 30, 2009, as more fully discussed in Note 14 to our consolidated financial statements, to repay a portion of our term debt and in February 2010, we fully repaid our term debt obligations with proceeds from the sale of shares of our common stock and warrants. As of December 31, 2009, we had a working capital deficiency, which is partially due to a number of our debt obligations becoming due or potentially due within the next twelve months, including the maturity on August 31, 2010 of a revolving line of credit which had a balance of approximately $2.2 million at December 31, 2009, and a mortgage loan of approximately $2.0 million, which matures on November 1, 2010. Our credit facility with Danske Bank, which is more fully discussed in Note 9 to our consolidated financial statements, is due on demand and we are required to make monthly principal payments of approximately $0.1 million. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations at the current level, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. Our ability to continue operations at the current level is also discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control, including the future demand for our RFID and GPS satellite-based systems and the technical requirements associated with the manufacture of our GPS products. If demand for such systems does not reach anticipated levels, or if we fail to manage our cost structure or to develop technologically viable products, we may not achieve profitability.
Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2010. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements, our stock could be delisted by the Nasdaq Capital Market. If delisting occurs, it could adversely affect the market liquidity of our common stock and harm our businesses.
Our common stock is currently traded on the Nasdaq Capital Market under the symbol “DIGA.” On December 10, 2009, we received a letter from Nasdaq indicating that we were not in compliance with the Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, the Company has been provided 180 calendar days, or until June 8, 2010, to regain compliance with the Rule.
If, at any time before June 8, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us written notification that were are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 8, 2010, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Presently, we believe that we meet all of the initial listing criteria except for the minimum bid price requirement, based on the closing price of our common stock on March 31, 2010. However, if the market value of shares of our common stock held by non-affiliates is below the initial listing criteria on June 8, 2010, we intend to submit an appeal to Nasdaq to allow us an extension of time to gain compliance. If we are not successful, and Nasdaq delists our common stock, it would likely trade on the OTC Bulletin Board, an electronic bulletin board established for unlisted securities. Such delisting could adversely affect the market liquidity, our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.
In addition, if we fail to meet any of the other continued listing standards of the Nasdaq Capital Market, our common stock could be delisted from the Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:
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
We have substantial debt and debt service.
As of December 31, 2009, our indebtedness, totaled approximately $9.7 million, and we had advances on our factoring lines of approximately $1.2 million. As a result, we incur significant interest expense. In addition, we are obligated to make monthly principal payments on certain of our notes. Our revolving line of credit, which had an outstanding balance of approximately $2.2 million at December 31, 2009, matures on August 31, 2010 and our outstanding mortgage debt of approximately $2.0 million matures on November 1, 2010. In addition, we are obligated to make monthly principal payments of approximately $0.1 million on our outstanding credit line with Danske Bank. On February 1, 2010, we repaid the remaining outstanding balance of approximately $1.4 million of our term debt that matured in February 2010. For further discussion on our debt, see Note 9 to the consolidated financial statements.
Our debt agreements contain certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. Additionally, we guaranteed Destron Fearing’s debt with Kallina Corporation (approximately $2.2 million at December 31, 2009) as well as granted Kallina Corporation a security interest in substantially all of our U.S. assets, and pledged all of the issued and outstanding capital stock we own in certain of our subsidiaries to secure such debt.
The degree to which we are leveraged could have important consequences, including the following:
•	our ability to obtain additional or replacement financing in the future for operations, capital expenditures, potential acquisitions, and other purposes may be limited, or financing may not be available on terms favorable to us or at all;

•	a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	our ability to continue operations at the current level could be negatively affected if we cannot refinance our obligations before their due date.
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

We have effected or entered into (and will likely continue to effect or enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, if such transactions occur, investments in our common stock will be further diluted.
We currently have a legal settlement and an earn-out obligation aggregating approximately $3.3 million, both of which we currently intend to settle in shares of our common stock. The legal settlement may be settled in unregistered shares of our common stock and the earn-out obligation (to the extent we owe any) must be settled in registered shares of our common stock. During 2009, we sold approximately 2.9 million shares to YA SPV under the SEDA and on February 9, 2010, we sold approximately 3.4 million shares of our common stock and warrants to purchase approximately 1.4 million shares of our common stock in a registered direct offering. Such share issuances have in the past been and we expect will in the future be dilutive to the value of our common stock. As a result, your investment in our common stock will be further diluted if such transactions occur.
Certain events over which you will have no control could result in the issuance of additional shares of our common stock or other securities, which could dilute the value of shares of our common stock. We may issue additional shares of common stock:
•	to raise additional capital;

•	upon the exercise of outstanding options and stock purchase warrants or additional options and warrants issued in the future;

•	in connection with severance agreements;

•	in connection with loans or other capital raising transactions; and

•	in connection with acquisitions of other businesses or assets.
As of March 19, 2010, there were 1,667,674 outstanding warrants, with exercise prices per share ranging from $0.50 to $25.443, and 3,188,747 options to acquire additional shares of our common stock, with exercise prices per share ranging from $0.32 to $216.60. If exercised, these securities could dilute the value of shares of our common stock. In addition, we have the authority to issue up to a total of 50,000,000 shares of common stock and up to 5,000,000 shares of preferred stock without further shareholder approval, including shares that could be convertible into our common stock, subject to applicable Nasdaq requirements for issuing additional shares of stock. Were we to issue any such shares, or enter into any other financing transactions, the terms may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock.
Volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.
We have witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, that these financial market events or these governmental actions might have on us and our business is uncertain and cannot be estimated at this time. If current economic conditions deteriorate or legislation or regulatory action adversely affects the U.S. economy, there could be an adverse impact on our access to capital and to our results of operations.
Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.
From January 1, 2007 to March 19, 2010, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.39. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock could affect our access to capital, and may, if continuing, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.
We rely heavily on revenues derived from sales to various governmental agencies, and the loss of, or a significant reduction in, orders from government agencies could result in significant losses and negative changes to cash flows from operations.
Our principal customers for electronic identification devices for fish are Pacific States Marine, a government contractor that relies on funding from the U.S. government, and the U.S. Army Corps of Engineers. Our Emergency Identification segment is heavily dependent on contracts with domestic government agencies and foreign governments, including the U.K., primarily relating to military applications. Because we rely on revenues and cash flows generated from contracts, directly or indirectly, with governmental agencies, the loss of any such contract would result in a decrease in revenues and cash flows, and such a decrease may be significant and thereby have a material adverse effect on our financial condition and results of operations.

Our Animal Identification segment relies heavily on revenue from a principal distributor and two customers and the loss of the principal distributor and customers could negatively affect our revenue, cash flows and results of operations.
Our pet identification and location system is marketed in the U.S. by Schering-Plough. For the years ended December 31, 2009 and 2008, Schering-Plough accounted for approximately 8% and 19%, respectively, of our Animal Identification segment’s revenues. It may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party. The loss of Schering-Plough as our exclusive distributor could negatively affect future sales. In January 2010, we amended our exclusive product supply and distribution agreement with Schering-Plough to extend the agreement through June 2010. There is no assurance that Schering-Plough and Destron Fearing will extend the contract beyond June 2010. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.
We depend on a small team of senior management and key employees, and we may have difficulty attracting and retaining additional personnel.
Our future success will depend in large part upon the continued services and performance of key senior management and other key personnel. If we lose the services of any key member of our senior management team, our overall operations could be materially and adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for qualified individuals to fill these positions is intense. We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel when the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service personnel could have a material adverse effect on our financial condition and results of operations.
The loss of any key senior executive could materially adversely affect our financial results. Our senior executives, in many cases, have strong relationships with our customers, suppliers and lenders. Therefore, the loss of the services of such senior executives or any general instability in the composition of our senior management could have a negative impact on our relationship with these customers and suppliers.
Over the past few years, we have made significant changes in the nature and scope of our businesses.
If we are not successful in implementing our business model and developing and marketing our products or if these products do not gain sufficient market acceptance, we may not be able to achieve or sustain profitable operations. In that case, the market price of our stock would likely decrease.
Management continues to review strategic alternatives to increase shareholder value, which may result in a further decrease in consolidated revenue and the overall size of our operations.
Management is focusing on various strategic alternatives, which include the possibility of selling additional business units in our Emergency Identification segment. If we are successful in further streamlining our business to focus our attention solely on our Animal Identification business segment, it would, at least in the short term, result in a further decrease in our revenue and the size of our operations. Such a decrease could negatively impact the price of our common stock.
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
We face the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. If infringement claims are brought against us or our suppliers, these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation. If we or our suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:
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
We obtain the implantable microchip used in certain of our Animal Identification segment’s products from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase the per-unit cost of production of the microchip.
At present, we source the microchip for certain of our products from Raytheon Microelectronics España S.A. (“RME”), the actual manufacturer, under a supply agreement between us and RME for use in our Animal Identification segment’s products. The term of that agreement expires on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. We and RME each own certain of the automated equipment and tooling used in the manufacture of the microchip. Accordingly, it would be difficult for us to arrange for a third party other than RME to manufacture the implantable microchip to satisfy our requirements. Even if we were able to arrange to have the implantable microchip manufactured in another facility, we believe that making such arrangements and commencement of production could take at least three to six months. A supply disruption of this length could cause customers to cancel orders, negatively affect future sales and damage our business reputation. In addition, the per-unit cost of production at another facility could be more than the price per unit that we currently pay.
The expiration or invalidation of patents covering products and technologies in our Animal Identification segment could expose us to potential competition that may have a material adverse effect on our sales and results of operations.
We rely on various patents covering microchip and reader products used in our Animal Identification segment. Without patent protection, our competitors may be able to independently develop similar technology or duplicate our systems, or the value of our products could be diminished which could have a material adverse effect on our sales and results of operations.
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
The markets for visual and electronic identification and beacon products are highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, that our principal competitors in the electronic identification market are AllFlex USA, Datamars SA and Avid Identification Systems, Inc., and that our principal competitors in the beacon market are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., and Becker Avionic Systems.
In addition, other companies could enter these lines of business in the future. Many of our competitors have substantially greater financial and other resources than us. We may not be able to compete successfully with our competitors, and our competitors may develop or market technologies and products that are more widely accepted than our products or that would render our products obsolete or noncompetitive.

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
During the fourth quarter of 2009, we recorded an impairment charge of $7.1 million for goodwill and intangible assets associated with our Emergency Identification reporting unit. During the third quarter and fourth quarter of 2008, we recorded impairment charges of $26.2 million and $4.1 million, respectively, for goodwill associated with our Animal Identification segment. As of December 31, 2009, we had approximately $14.8 million of goodwill and intangible assets. We assess the fair value of our goodwill and other intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If we determine that significant additional impairment has occurred, we will be required to write off the impaired portion of goodwill and our other intangible assets. Additional impairment charges could have a material adverse effect on our operating results and financial condition.
We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at anticipated prices.
On December 31, 2009, the book value of our inventory was $9.8 million. Our inventory could decline in value as a result of technological obsolescence or a change in the product. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.
Our foreign operations pose additional risks.
We operate our businesses and market our products internationally. During the years ended December 31, 2009 and 2008, approximately 60% and 55% of our sales were to private and public businesses in non U.S. countries. Our foreign operations are subject to the risks described herein, as well as risks related to compliance with foreign laws and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, currency exchange rate fluctuations, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws and foreign corrupt practices act, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could have an adverse effect on our financial results.

Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.
During the years ended December 31, 2009 and 2008, we generated approximately 56% and 53%, respectively, of our sales and incurred a portion of our expenses in currencies other than U.S. dollars. We incurred approximately $0.6 million and $(2.3) million of other comprehensive income (loss) due to fluctuations in foreign currency exchange rates. To the extent that going forward we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.
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
ITEM 2. PROPERTIES
At December 31, 2009, we were obligated under leases for approximately 82,720 square feet of facilities, of which 29,931 square feet was for office facilities and 52,789 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we own 31,892 square feet of office space and 47,800 square feet of factory and warehouse facilities at the locations below. Our owned property is subject to a mortgage as discussed in Note 9 to our consolidated financial statements.
The following table sets forth our owned and leased properties by business segment (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Animal Identification	31,892	4,464	47,800	8,005	79,692	12,469
Emergency Identification	—	25,467	—	44,784	—	70,251

Total	31,892	29,931	47,800	52,789	79,692	82,720

The following table sets forth the principal locations of our properties (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Europe	—	4,416	—	8,005	—	12,421
Minnesota	31,892	—	47,800	—	79,692	—
South America	—	48	—	—	—	48
Texas	—	4,966	—	—	—	4,966
United Kingdom	—	20,501	—	44,784	—	65,285

Total	31,892	29,931	47,800	52,789	79,692	82,720

ITEM 3. LEGAL PROCEEDINGS
We are involved in legal proceedings from time to time. We have accrued to the extent practicable our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 18 to our consolidated financial statements for a description of certain legal proceedings.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Capital Market under the symbol “DIGA.”
The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

	High	Low

2009
First Quarter	$0.68	$0.40
Second Quarter	1.70	0.69
Third Quarter	1.49	1.03
Fourth Quarter	1.25	0.62

2008
First Quarter	$7.36	$4.16
Second Quarter	6.88	4.88
Third Quarter	6.16	2.64
Fourth Quarter	2.88	0.36
On March 19, 2010, the closing sale price of our common stock on the Nasdaq Capital Market was $0.46 per share.
On December 10, 2009, we received a letter from Nasdaq indicating that we were not in compliance with the Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, the Company was provided 180 calendar days, or until June 8, 2010, to regain compliance with the Rule. If, at any time before June 8, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us written notification that were are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 8, 2010, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Presently, we believe that we meet all of the initial listing criteria except for the minimum bid price requirement based on the closing price of our common stock on March 31, 2010. However, if the market value of shares of our common stock held by non-affiliates is below the initial listing criteria on June 8, 2010, we intend to submit an appeal to Nasdaq to allow us an extension of time to gain compliance. If we are not successful, and Nasdaq delists our common stock, it will likely trade on the OTC Bulletin Board.
Holders
According to the records of our transfer agent, as of March 19, 2010, there were approximately 1,624 holders of record of our common stock.
Dividends
We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
During 2009, we granted 471,033 shares of restricted common stock for executive compensation under our 2003 Flexible Stock Plan and DAC Stock Option Plan. We granted 498,581 options during 2009 under our equity compensation plans. As of December 31, 2009, the following shares of our common stock were authorized for issuance under our equity compensation plans:

	Equity Compensation Plan Information
			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued	exercise price	future issuance under
	upon exercise of	per share of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category (1)	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	3,206,109	$16.32	1,199,080	(2)

Equity compensation plans not approved by security holders (3)	296,874	11.33	—

Total	3,502,983	15.90	1,199,080

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 11 to our consolidated financial statements.

(2)	Includes 119 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

(3)	We have made grants outside of our equity plans and have outstanding options exercisable for shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.
Recent Sales of Unregistered Securities / Recent Purchases of Securities
On January 11, 2010, we issued 205,479 shares of our restricted common stock to Randolph Geissler in connection with the payment of a settlement of an employment contract in the amount of $150,000 (based on the closing stock price of $0.73 per share on January 8, 2010). The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
We did not repurchase any shares of our common stock during the year ended December 31, 2009.

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:
•	our growth strategies including, without limitation, our ability to deploy our products and services including Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to maintain compliance with covenants under our credit facilities, including our ability to make principal and interest payments when due;

•	our ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we can achieve profitability in the future;

•	our ability to fund our operations;

•	borrowings under DSD Holding’s existing bank and credit facilities as well as Signature’s invoice discounting facility are payable on demand and/or the facilities could be terminated at any time without notice;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our reliance on a single source of supply for our implantable microchip;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If any such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	our ability to comply with the obligations in our various registration rights agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls;

•	our ability to maintain our listing on the Nasdaq Capital Market and the effect of a delisting;

•	our ability to continue operations at the current level; and

•	our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 12 of this Annual Report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.
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
Overview
We currently engage in the following principal business activities:
•	developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications; and

•	developing, manufacturing and marketing global position systems (“GPS”) and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations as well as sound horn alarms.
Our discontinued operations presented in the accompanying consolidated financial statements consisted of the operations of four wholly-owned subsidiaries, Computer Equity Corporation (“Computer Equity”), Perimeter Acquisition Corp. (“Perimeter”), Florida Decision Corporation (“FDC,” formerly Pacific Decision Sciences Corporation) and ThermoLife Energy Corp. (“Thermo Life”), and two equity investments, IFTH Acquisition Corp. which is now part of PositiveID Corporation (“IFTH”) and PositiveID Corporation, formerly, VeriChip Corporation (“PSID”) (NASDAQ: PSID). Also included in discontinued operations are the operations of McMurdo Limited (“McMurdo”) which was sold by Signature, a subsidiary of our wholly-owned subsidiary Destron Fearing, on November 20, 2009. As of December 31, 2007, we owned a majority interest in PSID and IFTH. However, during the first quarter of 2008, our ownership percentages of both companies fell below 50%. Therefore, during the three-months ended March 31, 2008, we began accounting for PSID and IFTH under the equity method of accounting. All of our discontinued operations, excluding Thermo Life, have been sold as of December 31, 2008. Thermo Life was sold on January 21, 2010. Discontinued operations are more fully discussed in Note 14 to our consolidated financial statements.
Recent and other Significant Events Affecting Our Results of Operations and Financial Condition
Repayment of Existing Term Debt Obligations
On December 14, 2009, we paid $3.8 million of the existing term debt obligations to Laurus Master Fund Ltd. (“Laurus”) and Kallina Corporation (“Kallina”), of which $3.0 million was paid in cash (which included the November 2009 monthly payment) and $0.8 million was paid through the issuance of our common stock. After the prepayment, the balance of the existing debt obligations, which was approximately $1.4 million, was payable in full to the Lenders on or before the original maturity date of February 1, 2010. On February 1, 2010, the outstanding principal and interest due under the existing term debt obligations to Laurus and Kallina was paid in full.

Registered Direct Offering and Sale of Common Stock and Warrants
On February 9, 2010, we sold, in a registered direct offering, 3,385,000 shares of our common stock and warrants to purchase 1,354,000 shares of common stock to two institutional investors pursuant to the terms of a securities purchase agreement we entered into on February 3, 2010. The purchase price of the securities was $1.7 million in the aggregate. The exercise price of the warrants is $0.50 per share and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. We entered into a placement agent agreement with Chardan Capital Markets, LLC (“Chardan”) relating to our registered direct offering where we agreed to pay Chardan a placement agent fee of 6.0% of the gross proceeds from the sale. The net proceeds from the sale, after deducting the placement agent fee and other offering expenses, were approximately $1.6 million and were used primarily to replenish the funds used for the repayment of existing term debt obligations as discussed above. The terms of the warrants are more fully described in Note 23 to our consolidated financial statements.
Termination of Standby Equity Distribution Agreement
On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we could from time to time, at our discretion, sell newly-issued shares of our common stock to YA SPV. We issued shares of our common stock under the SEDA pursuant to a Registration Statement on Form S-3 (Registration No. 333-159880), declared effective by the SEC on July 9, 2009 wherein we registered 3.0 million shares of our common stock.
The SEDA required payment of a commitment fee payable to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily VWAP for the three trading days after the date of the Agreement. During the year ended December 31, 2009, we issued approximately 2.9 million shares of our common stock and received approximately $2.8 million in cash under the SEDA. On January 19, 2010, we issued an additional 0.1 million shares of our common stock and received approximately $0.1 million in cash under the SEDA. On February 4, 2010, in connection with the registered direct offering discussed above, we terminated the SEDA.
Notice of Nasdaq Delisting
On December 10, 2009, we received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that we are not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, we were provided 180 calendar days, or until June 8, 2010, to regain compliance with the Rule.
If, at any time before June 8, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us written notification that we are in compliance with the Rule. However, if we do not regain compliance with the Rule by June 8, 2010, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, and if we do, we will be granted an additional 180 calendar day compliance period. Since December 10, 2009, our stock has traded below $1.00. Presently, we believe that we meet all of the initial listing criteria except for the minimum bid price requirement, based on the closing price of our common stock on March 31, 2010. However, if the market value of shares of our common stock held by non-affiliates is below the initial listing criteria on June 8, 2010, we intend to submit an appeal to Nasdaq to allow us an extension of time to gain compliance. If we are not successful, and Nasdaq delists our common stock, it will likely trade on the OTC Bulletin Board.
Impact of Recently Issued Accounting Standards
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our consolidated financial statements.
Business Segment Overview
We operate in two business segments: Animal Identification and Emergency Identification.
Our Animal Identification segment’s revenue decreased to $30.8 million for the year ended December 31, 2009 compared to $38.5 million for the year ended December 31, 2008. The decrease in the Animal Identification segment’s revenue was primarily due to decreased sales of our syringe assemblies and electronic tags. For extended discussion, see the Animal Identification revenue discussion below. Our Animal Identification segment experienced a smaller operating loss in the year ended December 31, 2009 compared to 2008 and we expect this segment to achieve operating income in 2010. See page 28 for a discussion of our outlook and trends for our Animal Identification segment.
Our Emergency Identification segment’s revenue decreased to $18.7 million for the year ended December 31, 2009 compared to $23.8 million for the year ended December 31, 2008. The decrease in revenue was primarily due to exchange rate variances during 2009 compared to 2008. In local currency, revenues decreased by approximately £0.9 million, or 6.8%. Signature sales decreased at our Radio Communications and Clifford and Snell divisions, which were slightly offset by increased sales at our Sarbe division. Our Emergency Identification segment experienced operating losses for the years ended December 31, 2009 and 2008. We expect that our Emergency Identification segment will achieve operating income in 2010. See page 28 for a discussion of our outlook and trends for our Emergency Identification segment.

The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past two fiscal years and, as such, reflect certain trends in the composition of such revenues and gross profits:

	2009	2008
Sources of Revenue:
Visual and electronic identification tags and implantable microchips for companion pets, horses, livestock, fish and wildlife markets from our Animal Identification segment	62.2%	61.8%
GPS enabled products used for location tracking and message monitoring of pilots, aircraft and maritime vehicles in remote locations from our Emergency Identification segment	37.8	38.2

Total	100.0%	100.0%

	2009	2008
Sources of Gross Profit:
Visual and electronic identification tags and implantable microchips for companion pets, horses, livestock, fish and wildlife markets from our Animal Identification segment	52.5%	41.9%
GPS enabled products used for location tracking and message monitoring of pilots, aircraft and maritime vehicles in remote locations from our Emergency Identification segment	47.5	58.1

Total	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past two fiscal years, expressed as a percentage of total revenues from continuing operations:

	2009	2008
Revenue	100.0%	100.0%
Cost of sales	59.0	68.0

Gross profit	41.0	32.0

Selling, general and administrative expenses	49.8	48.8
Research and development expenses	2.4	3.2
Restructuring, severance and separation expenses	1.4	5.9
Goodwill and asset impairment charges	14.9	57.0

Total operating costs and expenses	68.5	114.9

Operating loss	(27.5)	(82.9)

Interest and other income (expense), net	0.6	4.3
Interest expense	(4.3)	(17.5)

Loss from continuing operations before income tax benefit	(31.2)	(96.1)

Benefit from income taxes	—	0.3

Loss from continuing operations	(31.2)	(95.8)

Income from discontinued operations, net of income taxes	6.1	2.6

Net loss	(25.1)	(93.2)

(Income) loss attributable to the noncontrolling interest, continuing operations	0.2	(0.2)
(Income) loss attributable to the noncontrolling interest, discontinued operations	(0.1)	—

Net loss attributable to Digital Angel Corporation	(25.0)%	(93.4)%

Our consolidated operating activities (used) provided cash of $(3.9) million and $1.3 million during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, our cash and cash equivalents totaled $1.9 million, compared to $1.4 million as of December 31, 2008. As of December 31, 2009, our stockholders’ equity was $15.9 million, as compared to $22.7 million as of December 31, 2008, and as of December 31, 2009, we had an accumulated deficit of $571.2 million. Our consolidated operating loss was approximately $13.6 million and $51.6 million for the years ending December 31, 2009 and 2008, respectively. The decrease in our 2009 operating loss was due, in large part, to approximately $35.5 million of goodwill and asset impairments, $3.7 million of restructuring expenses, $1.4 million of inventory reserves related to our restructuring efforts that were recorded in 2008 as well as an overall reduction in selling, general and administrative expenses in 2009.

Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, our ability to successfully develop and bring to market our new products and technologies and the protection of our intellectual property rights. We have established a management plan intended to guide us in achieving profitability in future periods. The major components of our plan are as follows:
•	To streamline our segments’ operations and improve our supply chain management;

•	To streamline and consolidate our corporate structure and minimize overhead costs;

•	To divest of non-core assets and businesses;

•	To attempt to produce additional cash flow and revenue from our technology products;

•	To transition portions of our in-house manufacturing to lower-cost countries;

•	To instill a pay for performance culture; and

•	To seek growth through strategic acquisitions or partnerships.
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
Revenue Recognition
Our revenue recognition policies, which are listed in Note 1 to our consolidated financial statements, determine the timing and recognition of certain expenses, such as sales commissions. We follow specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with our revenue recognition policies affect the amounts reported in our financial statements. A number of internal and external factors affect the timing of our revenue recognition, including estimates of customer service/warranty periods, estimates of customer returns and the timing of customer acceptance. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and year to year.
Goodwill and Other Intangible Assets
As of December 31, 2009, our consolidated goodwill was $3.3 million and our intangible assets were $11.4 million. We had no intangible assets with indefinite lives. We test our goodwill and intangible assets for impairment annually as a part of our annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding our business units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our operating units. In the fourth quarter of 2009, we recorded an impairment charge of approximately $7.1 million related to our Emergency Identification reporting unit; $3.8 million relating to goodwill and $3.3 million (net of approximately $(1.4) million of related deferred tax liabilities) related to intangible assets. As a result of the declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our impairment assessments in 2009 and 2008, we placed emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. In the fourth quarter of 2008, we recorded approximately $4.4 million of impairment charges relating to our Animal Identification segment of which $4.1 million was related to goodwill and $0.3 million was related to trademarks and customer relationships. Future events, such as market conditions or operational performance of our businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations.
Principles of Consolidation
We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. Currently, we own a majority of each of our subsidiaries. However, if in the future we were to own less than 50% but equal to or more than 20% of the voting interest of any investee, we will account for such investee under the equity method. All intercompany transactions and balances between or among us and our subsidiaries have been eliminated in consolidation.

Stock-Based Compensation
In accordance with the Compensation — Stock Compensation Topic of the Codification, stock-based awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. See Note 11 for further information concerning our stock option plans.
In the years ended December 31, 2009 and 2008, we incurred stock-based compensation expense of approximately $0.5 million and $0.4 million, respectively. This stock-based compensation expense is reflected in our consolidated statements of operations in selling, general and administrative expense.
Inventory Obsolescence
Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost (determined by the first-in, first-out method) or market, net of any reserve for obsolete or slow-moving inventory. As of December 31, 2009 and 2008, inventory reserves were $2.2 million and $1.3 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse affect on our financial condition and results of operations.
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2009 and 2008, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forward. The valuation allowance is based on our historical operating performance and estimates of taxable income in the U.S. and the period over which our deferred tax assets will be recoverable. As of December 31, 2009, we have not provided a valuation allowance against certain of our United Kingdom deferred tax assets as we have deemed it more likely than not that these assets will be realized.
If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future or if we realize certain built-in-gains, we may reduce a significant portion of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2009, we had an aggregate valuation allowance against our net deferred tax assets of approximately $116.4 million.
The amount of any benefit from our US tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, effectively eliminates our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during the year ended December 31, 2009. As a result, approximately $197.9 million of the U.S. net operating loss carryforwards is limited under IRC section 382. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or our subsidiaries or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. See Note 13 for further information concerning our income taxes.

Results of Operations from Continuing Operations
We evaluate the performance of our two operating segments based on stand-alone segment operating loss, as presented below. Operating loss from each of our segments during 2009 and 2008 was as follows:

	For the years ended December 31,
	2009	2008
	(in thousands)
Animal Identification	$(757)	$(41,716)
Emergency Identification	(9,207)	(1,257)
Corporate (1)	(3,626)	(8,662)

Total	$(13,590)	$(51,635)

(1)	Our Corporate segment includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues expenses, assets and liabilities. Corporate also includes certain selling, general and administrative expense and interest expense and other expenses associated with corporate activities and functions.
Animal Identification Segment
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

		% of		% of		Change
	2009	Revenue	2008	Revenue		Increase (Decrease)
	(dollar amounts in thousands)

Revenue	$30,774	100.0%	$38,501	100.0%		$(7,727)	(20.1)%

Gross profit	10,635	34.5	8,355	21.7		2,280	27.3

Selling, general and administrative expenses	9,492	30.8	11,550	30.0		(2,058)	(17.8)
Research and development expenses	1,206	3.9	1,993	5.2		(787)	(39.5)
Restructuring, severance and separation expenses	497	1.6	2,357	6.1		(1,860)	(78.9)
Goodwill and asset impairment charges	197	0.6	34,171	87.2		(33,974)	(99.4)

Operating loss	$(757)	(2.4)%	$(41,716)	NM	%	$40,959	98.2

Revenue — Our Animal Identification segment’s revenue decreased approximately $7.7 million, or 20.1%, in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily due to a decrease in demand for companion animal sales resulting in approximately 1.4 million less syringe assemblies sold to Schering Plough, our exclusive distributor in the U.S. of our companion pet implantable microchips. In addition, we experienced lower electronic tag sales due to the fulfillment of a contract with the U.S. Department of Agriculture in the first quarter of 2008, decreased electronic tag sales in Canada during the fourth quarter of 2009 compared to the fourth quarter of 2008 and fewer sales in Europe primarily due to a lower volume of sales to Austria and a negative exchange rate impact from the prior year. These decreases were slightly offset by an increase in sales of fish chips due to an increase in government demand.
Gross Profit and Gross Profit Margin — Our Animal Identification segment’s gross profit increased approximately $2.3 million, or 27.3%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase primarily relates to a lower gross profit margin in 2008 resulting from an inventory provision recorded in 2008 of approximately $1.8 million related to slow moving and obsolete inventory and inventory identified as a result of our restructuring activities in 2008 as well as headcount reductions and a reduction in material and freight expenses. The gross profit margin was 34.5% in the year ended December 31, 2009 compared to 21.7% in the year ended December 31, 2008. We primarily attribute the increase in gross profit margin to the causes discussed above.
Selling, General and Administrative Expenses — Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $2.1 million, or 17.8% in the year ended December 31, 2009 compared to the year ended December 31, 2008. This was primarily attributable to lower sales and marketing costs due to less media and advertising expenses as a result of our cost control efforts, reduced salaries from headcount reductions resulting from our restructuring efforts in 2008 as well as decreased legal costs associated with intellectual property compliance. Selling, general and administrative expenses as a percentage of revenue remained relatively constant during the years ended December 31, 2009 and 2008.
Research and Development Expenses — Our Animal Identification segment’s research and development expenses decreased approximately $0.8 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily due to a reduction of costs associated with the rTagTM development and decreased salary and benefits expenses due to headcount reductions as a result of our restructuring efforts. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring, Severance and Separation Expenses — Our Animal Identification segment’s restructuring, severance and separation expenses were approximately $0.5 million and $2.4 million in the years ended December 31, 2009 and 2008, respectively. The costs in both 2009 and 2008 primarily related to severance and facilities and production relocation costs at the St. Paul, Denmark and South American locations.

Goodwill and Asset Impairment Charges — Our Animal Identification segment recorded goodwill and asset impairment charges of $0.2 million and $34.2 million for the years ended December 31, 2009 and 2008, respectively. The goodwill and asset impairment charges in 2009 related to fixed asset impairments at the St. Paul location. In 2008, as a result of the declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008. This assessment resulted in a $25.0 million goodwill impairment charge in the quarter. In performing our assessments, we placed greater emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. In addition, during our annual impairment review in the fourth quarter of 2008, we recorded goodwill impairment of approximately $4.1 million related to Geissler Technologies Corporation (“GTC”) and recorded an impairment of intangibles at South America of approximately $0.3 million. The remaining impairment in 2008 related to our restructuring and is due to: (i) fixed asset impairments of $1.8 million ($0.4 million in St. Paul and $1.4 million in Denmark); (ii) goodwill impairment in Denmark of $1.9 million; (iii) intangible asset impairments of $0.8 million in Denmark; and (iv) other asset impairments of $0.2 million. If in the future we fail to perform as expected, we could face additional goodwill and intangible asset impairment charges.
Outlook and Trends
We anticipate our Animal Identification segment’s sales and gross profits to remain relatively constant in 2010 and our operating expenses to decrease slightly in 2010. We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.
Emergency Identification Segment
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

		% of		% of	Change
	2009	Revenue	2008	Revenue	Increase (Decrease)
	(dollar amounts in thousands)

Revenue	$18,689	100.0%	$23,759	100.0%	$(5,070)	(21.3)%

Gross profit	9,636	51.6	11,563	48.7	(1,927)	(16.7)

Selling, general and administrative expenses	11,520	61.6	12,224	54.5	(704)	(5.8)
Restructuring, severance and separation expenses	181	1.0	596	2.5	(415)	(69.6)
Goodwill and asset impairment	7,142	38.3	—	—	7,142	NM

Operating loss	$(9,207)	(49.3)%	$(1,257)	(5.3)%	$(7,950)	NM

(1)	NM = Not meaningful
Revenue — Our Emergency Identification segment’s revenue decreased approximately $5.1 million, or 21.3%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in revenue is primarily due to exchange rate variances during 2009 compared to 2008. In local currency, revenues decreased by approximately £0.9 million, or 6.8%. Signature sales decreased at our Radio Communications and Clifford and Snell divisions, which were slightly offset by increased sales at our Sarbe division.
Gross Profit and Gross Profit Margin — Our Emergency Identification segment’s gross profit decreased approximately $1.9 million, or 16.7%, in the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was primarily attributable to exchange rate variances during 2009 compared to 2008. In local currency, gross profit remained relatively constant. Gross profit margin was 51.6% in the year ended December 31, 2009 as compared to 48.7% during the year ended December 31, 2008. The increase in gross profit margin relates primarily to improved margins at our Sarbe division.
Selling, General and Administrative Expenses — Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.7 million, or 5.8%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. This decrease in selling, general and administrative expenses is primarily due to exchange rate variances during 2009 and 2008. In local currency, selling, general and administrative expenses increased approximately £0.7 million. The increase relates primarily to an increase in legal and accounting fees due to the implementation in 2009 of an allocation of such expenses from our corporate division, an increase in temporary staffing costs and depreciation, as well as an executive compensation and travel cost allocation from our corporate division in the fourth quarter of 2009. These increases were slightly offset by decreases in other personnel costs. As a percentage of revenue, selling, general and administrative expenses increased to 61.6% in the year ended December 31, 2009 from 54.5% in the year ended December 31, 2008. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the factors discussed above.

Restructuring, Severance and Separation Expenses — Our Emergency Identification segment’s restructuring, severance and separation expenses were approximately $0.2 million in the year ended December 31, 2009 and $0.6 million in the year ended December 31, 2008 and primarily related to severance at our U.K. locations as we continue our efforts to reduce expenses and streamline operations.
Goodwill and Asset Impairment — Our Emergency Identification segment’s goodwill and asset impairment expense of approximately $7.1 million during the year ended December 31, 2009 related to impairments of approximately $3.8 million of goodwill and approximately $3.3 million (net of approximately $(1.4) million of related deferred tax liabilities) related to intangible assets. The impairments were recorded as a result of our annual testing during the fourth quarter of 2009.
Outlook and Trends
We anticipate our Emergency Identification segment’s sales and gross profits to increase and our operating expenses to decrease in 2010. We believe that the future will bring market opportunities due to increasing demand for recreational PLBs, expansion into the North American market and our belief that PLBs will become a highly desired product during peacetime for many of our current, and potentially new, world wide armed forces customers.
Corporate Segment
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

			Change
	2009	2008	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$—	$—	$—	—%

Gross profit	—	—	—	—

Selling, general and administrative expenses	3,626	6,641	(3,015)	(45.4)
Restructuring expenses	—	725	(725)	(100.0)
Goodwill and asset impairment charges	—	1,296	(1,296)	(100.0)

Operating loss	$(3,626)	$(8,662)	$5,036	40.4

Selling, General and Administrative Expenses — Our Corporate segment’s selling, general and administrative expenses decreased approximately $3.0 million in 2009 as compared to 2008. The decrease primarily relates to lower salary expenses resulting from fewer Corporate employees in 2009, the implementation of the allocation of executive management compensation and audit, accounting and legal expenses to our Animal Identification and Emergency Identification segments, a reduction in accrued bonuses, and decreased outside professional fees.
Restructuring Expenses — Our Corporate segment’s restructuring expense in 2008 consisted of approximately $0.4 million related to accrued severance and stay bonuses and related payroll expenses, and approximately $0.3 million related to accrued rent expense for our corporate office in Florida. As a part of the restructuring plan, we eliminated approximately five headcount in 2008 and we closed our offices in Delray Beach, Florida in September 2008.
Goodwill and Asset Impairment Charges — Our Corporate segment’s impairment charges of approximately $1.3 million for the year ended December 31, 2008 was due to $1.2 million impairment of our investment in PSID and the write off of assets in connection with the closing of our corporate offices in Florida.
Consolidated
Interest and Other Income, net
Interest and other income, net decreased approximately $2.4 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily the result of $3.2 million of income recognized in 2008 from the reversal of liabilities of companies that were sold or closed in 2001 and 2002, and for which we no longer had a legal obligation to pay, $0.7 million of gain on sale of patents in 2008 and approximately $0.5 million of interest income recognized on investments. These increases in 2008 were partially offset by a loss on settlement of PSID’s debt to us of $2.5 million.
Interest Expense
Interest expense was $2.2 million and $10.9 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest expense from 2008 is primarily due to approximately $2.0 million of additional amortization of debt issuance costs and discount on original debt issued as the result of prepayments of debt during 2008, approximately $1.5 million write-off of the remaining debt issuance costs and discount on original debt issued and debt modification expense as a result of the substantial modification of debt during 2008, an additional $1.1 million of interest expense associated with the re-pricing of common stock warrants during 2008 and an additional $0.5 million of interest expense related to the issuance of stock in connection with a $2.0 million note entered into during the fourth quarter of 2008. Interest expense in 2009 primarily relates to interest incurred on our outstanding debt as well as $0.5 million of interest expense related to Destron Fearing’s amortization of debt discount and debt issuance costs. Based on our current level of debt we estimate that our interest expense will be approximately $1 million for the year ended December 31, 2010.

Total cash paid for interest was approximately $1.5 million and $2.1 million, or 68% and 19% of total interest expense, for the years ended December 31, 2009 and 2008, respectively.
Income Taxes
Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2009, we have provided a valuation allowance to fully reserve our U.S. net operating losses carried forward and our other U.S. existing net deferred tax assets, primarily as a result of our recent losses. Our tax provisions for 2009 and 2008 were primarily related to our foreign operations.
Net Loss from Continuing Operations
During the years ended December 31, 2009 and 2008, we reported a loss from continuing operations of approximately $15.4 million and $59.6 million, respectively. The decrease in the loss for the year ended December 31, 2009 compared to December 31, 2008 principally relates to higher goodwill and assets impairment charges, additional non-cash interest expense and additional restructuring expenses and severance charges, in the year ended December 31, 2008 as compared to the amounts incurred during 2009. Also contributing to the reduction in the loss from continuing operations in 2009 was a reduction in selling, general and administrative expenses of approximately $5.8 million. Each of these items is more fully discussed above in the context of the appropriate segment.
LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS
As of December 31, 2009, cash and cash equivalents totaled $1.9 million, an increase of $0.5 million, or 35.7%, from $1.4 million at December 31, 2008.
Net cash (used in) provided by operating activities totaled $(3.9) million and $1.3 million in 2009 and 2008, respectively. In 2009, cash used by operating activities was primarily the net loss and the net change in operating assets and liabilities. In 2008, cash was provided primarily by the net change in operating assets and liabilities.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, were $7.4 million and $8.9 million at December 31, 2009 and 2008, respectively. The decrease is primarily due to lower companion animal and electronic tag sales during the fourth quarter of 2009 compared to the fourth quarter of 2008. We anticipate accounts receivable to decrease slightly during 2010.

•	Inventories increased to $9.8 million at December 31, 2009, compared to $7.1 million at December 31, 2008. The increase was primarily due to our Emergency Identification segment which continued to build inventory levels during 2009 in preparation for production on a large PELS contract. The increase is slightly offset by a decrease in inventory at our Animal Identification segment due to a reduction of transponders. We expect inventory levels to decrease in 2010 as we fulfill the PELS contract.

•	Accounts payable decreased $0.3 million to $8.1 million at December 31, 2009, from $8.4 million at December 31, 2008. The decrease was primarily due to our Emergency Identification segment resulting from fewer purchases in the fourth quarter of 2009. The decrease was slightly offset by an increase in accounts payable at our Animal Identification segment due to the general timing of billings and payments of purchases. We anticipate accounts payable levels to decrease throughout 2010.

•	Accrued expenses decreased $1.2 million to $6.6 million at December 31, 2009, from $7.7 million at December 31, 2008. The decrease was primarily related to the reclassification of certain bonuses to long-term liabilities based on our plans and expectations of the timing of the payments as well as payments of accrued severance at our Emergency Identification segment during 2009. We expect accrued expenses to increase in 2010.
Investing activities provided cash of $8.1 million and $13.3 million in 2009 and 2008, respectively. In 2009, cash provided by investing activities was primarily related to the sale of McMurdo. In 2008, cash provided by investing activities was primarily related to proceeds of approximately $9.5 million received on a note receivable from PSID and approximately $7.2 million received from PSID as a special dividend, offset slightly by payments on a note receivable and purchases of equipment.
Financing activities (used) cash of $(3.8) million and $(15.0) million in 2009 and 2008, respectively. In 2009, we paid a total of approximately $6.6 million on our debt which was slightly offset by the cash received from the issuance of shares of our common stock under the SEDA. In 2008, we made net payments on our debt of approximately $16.3 million which was offset slightly by approximately $2.3 million in proceeds from warrant exercises.

Financial Condition
Financing Agreements and Debt Obligations
We are party to certain financing agreements and debt obligations, which total approximately $9.7 million as of December 31, 2009, and are discussed in detail in Note 9 to our consolidated financial statements. The following is a discussion of our liquidity, and therefore, focuses on our revolving debt and advances from factors which represent approximately $5.1 million and $1.3, respectively. We do not have any financial covenants under any of our debt agreements. For discussion of our non-financial covenants and outstanding debt, see Note 9 to our consolidated financial statements.
Destron Fearing’s Revolving Facility
On August 31, 2007, Destron Fearing and certain of its wholly-owned subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (collectively, the “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, Destron Fearing may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that Kallina is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts receivable and inventory owned by Destron Fearing and its Eligible Subsidiaries. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. At December 31, 2009, approximately $2.2 million was outstanding under the Revolving Facility, there was $0.3 million available for borrowing and the interest rate was 10.0%.
The Revolving Facility matures on August 31, 2010. Destron Fearing and its Eligible Subsidiaries have pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than Signature, in support of the obligations under the Revolving Facility. In connection with the Revolving Facility, Destron Fearing issued to Kallina seven-year warrants, which, as a result of our acquisition of the minority owners’ interest in Destron Fearing in 2007, were converted into warrants to purchase shares of our common stock. The value of the warrants of approximately $1.0 million was recorded as a discount to the Revolving Facility and is being amortized to interest expense over the life of the Revolving Facility. Destron Fearing paid Kallina an upfront fee equal to 3.5% of the $6.0 million Revolving Facility, which is also being amortized over the life of the Revolving Facility as interest expense.
Signature’s Invoice Discounting Factoring Agreements
Signature had an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provided for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepaid up to 70% of the receivables sold in the United Kingdom (“U.K.”) and up to 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million at any given time, subject to restrictions on the use of proceeds. RBS paid Signature the remainder of the receivable upon collection. Receivables which remained outstanding 90 days from the end of the invoice month became ineligible and RBS could require Signature to repurchase the receivable. The discounting charge accrued at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement. Signature paid a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement required a minimum commission charge of £833 per month. Discounting charges of $35 thousand and $0.1 million are included in interest expense for the years ended December 31, 2009 and 2008, respectively. In July 2009, we terminated the RBS Invoice Discounting Agreement and replaced it with the Bibby Invoice Discounting Agreement as discussed below.
In July 2009, Signature entered into an invoice discounting factoring agreement (the “Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”), which replaced the RBS Invoice Discounting Agreement as discussed above. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, certain of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby prepays 80% of the receivables sold in the U.K. and 70% of receivables sold in the rest of the world, not to exceed a balance of £2.5 million (approximately $4.0 million at December 31, 2009). Subsequent to continued satisfactory operation of the invoice discounting facility and Signature’s financial progress, Bibby will increase funding in two further tranches of £500 thousand each (approximately $0.8 million at December 31, 2009), up to a total balance of £3.5 million (approximately $5.6 million at December 31, 2009), based upon the cash needs of the business and ability to generate the required level of receivable funding. Bibby repays Signature the remainder of the receivable upon collection.
Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature is required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable sold and 0.3% for each receivable sold in the rest of the world. If the total of the yearly fee is less than £60,000, Signature is required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (3.5% at December 31, 2009). Discounting charges of approximately $0.1 million are included in interest expense for the year ended December 31, 2009. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date. As of December 31, 2009, we had approximately £0.4 million outstanding (approximately $0.6 million) and approximately £0.3 million available (approximately $0.5 million) for borrowing under the Bibby Invoice Discounting Agreement.

Destron Fearing A/S’s Line of Credit
Destron Fearing A/S is party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, Destron Fearing A/S amended the borrowing availability from DKK 12.0 million to DKK 18.0 million (approximately $3.5 million at December 31, 2009). In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2009, the annual interest rate on the Credit Facility was 6.6%. Borrowing availability under the Credit Facility considers guarantees outstanding. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. Beginning in July 2009, Destron Fearing A/S and Danske Bank agreed to reduce the borrowing availability on the Credit Facility each month by DKK 500 thousand (approximately $0.1 million). As of December 31, 2009, total availability had been reduced from DKK 18.0 million (approximately $3.5 million at December 31, 2009) to DKK 15.0 million (approximately $2.9 million at December 31, 2009). DKK 15.2 million (approximately $2.9 million) was outstanding at December 31, 2009 and there was no availability under the credit line.
Nordisk Factoring Agreement
In March 2008, our wholly-owned European subsidiary, Destron Fearing A/S, entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.2 million at December 31, 2009) at any given time. As security, Destron Fearing A/S assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $7 thousand) per year. Discounting charges of approximately $34 thousand and $31 thousand are included in interest expense for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, Destron Fearing A/S had assigned approximately DKK 3.5 million receivables (approximately $0.7 million) to Nordisk and had no additional availability under the agreement.
Registered Direct Offering and Sale of Common Stock and Warrants
On February 9, 2010, we sold, in a registered direct offering, 3,385,000 shares of our common stock and warrants to purchase 1,354,000 shares of common stock to two institutional investors pursuant to the terms of a securities purchase agreement we entered into on February 3, 2010. The purchase price of the securities was $1.7 million in the aggregate. The exercise price of the warrants is $0.50 per share and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. We entered into a placement agent agreement with Chardan Capital Markets, LLC (“Chardan”) relating to our registered direct offering where we agreed to pay Chardan a placement agent fee of 6.0% of the gross proceeds from the sale. The net proceeds from the sale, after deducting the placement agent fee and other offering expenses, were approximately $1.6 million and were used primarily to cover the repayment of existing term debt obligations as discussed above. The terms of the warrants are more fully described in Note 23 to our consolidated financial statements.
Standby Equity Distribution Agreement
On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we could from time to time, at our discretion, sell newly-issued shares of our common stock to YA SPV. We issued shares of our common stock under the SEDA pursuant to a Registration Statement on Form S-3 (Registration No. 333-159880), declared effective by the SEC on July 9, 2009 wherein we registered 3.0 million shares of our common stock.
The SEDA required payment of a commitment fee payable to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily VWAP for the three trading days after the date of the Agreement. During the year ended December 31, 2009, we issued approximately 2.9 million shares of our common stock and received approximately $2.8 million in cash under the SEDA. On January 19, 2010, we issued an additional 0.1 million shares of our common stock and received approximately $0.1 million in cash under the SEDA. In connection with the registered direct offering, we terminated the SEDA effective February 4, 2010.
Liquidity
As of March 19, 2010, our consolidated cash and cash equivalents totaled approximately $2.2 million. In addition, we had an aggregate of $0.7 million available under our credit facilities.
Although we had negative working capital at December 31, 2009, we believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales of certain business units and through other investing and financing sources, as well as our ability to delay certain bonus payments to senior management until funds are available and to undertake other cash management initiatives to operate our business for the twelve months ending December 31, 2010. Our goal is to achieve profitability and to generate positive cash flows from operations. In addition, during 2008 we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2010. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations might require us to substantially reduce our level of operations and will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay/refinance/extend our revolving credit facility and mortgage loan obligations during 2010. As of December 31, 2009, we had a working capital deficiency, which is partially due to having to classify our revolving line of credit and our mortgage loan as well as our factoring lines and our credit facility with Danske Bank, which are more fully discussed above and in Note 9 to our consolidated financial statements, as current liabilities on our consolidated balance sheet. Our debt obligation to Danske Bank is due on demand and we are required to reduce the amount available on the credit facility by approximately $0.1 million a month. Our factoring lines may also be amended or terminated by the lenders. These conditions indicate that we may not be able to continue operations at the current level, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business.
Outlook
We are constantly looking for ways to maximize stockholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, refinancing existing debt obligations or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our stockholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.
ITEM 8. FINANCIAL STATEMENTS
Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
PART III
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be filed by amendment to this Annual Report on or before April 30, 2010 or incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)	The financial statements listed below are included in this report

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

DIGITAL ANGEL CORPORATION
Date: April 1, 2010	By:	/s/ Joseph J. Grillo
Joseph J. Grillo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Grillo	President, Chief Executive Officer and Director	April 1, 2010
(Joseph J. Grillo)	(Principal Executive Officer)

/s/ Lorraine M. Breece	Senior Vice President and Chief Financial Officer	April 1, 2010
(Lorraine M. Breece)	(Principal Accounting Officer)

/s/ Daniel E. Penni	Chairman of the Board of Directors	April 1, 2010
(Daniel E. Penni)

/s/ John R. Block	Director	April 1, 2010
(John R. Block)

/s/ Dennis G. Rawan	Director	April 1, 2010
(Dennis G. Rawan)

/s/ Michael S. Zarriello	Director	April 1, 2010
(Michael S. Zarriello)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digital Angel Corporation
We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as of December 31, 2009. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.
/s/ Eisner LLP
New York, New York
March 31, 2010

Digital Angel Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$1,413
Restricted cash	202	—
Accounts receivable, net of allowance for doubtful accounts of $906 in 2009 and $476 in 2008	7,396	8,875
Note receivable	450	450
Inventories	9,836	7,143
Deferred taxes	—	130
Other current assets	2,064	1,433
Current assets of discontinued operations	1,853	4,345

Total current assets	23,696	23,789

Property and equipment, net	7,363	8,549
Goodwill, net	3,343	6,848
Intangibles, net	11,447	18,508
Note receivable	596	1,015
Other assets, net	599	322
Other assets of discontinued operations	—	5,175

Total assets	$47,044	$64,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$9,297	$8,581
Accounts payable	8,124	8,385
Advances from factors	1,241	1,494
Accrued expenses	6,580	7,737
Deferred gain on sale	960	—
Deferred revenue	548	840
Current liabilities of discontinued operations	2,514	2,705

Total current liabilities	29,264	29,742

Commitments and contingencies:
Long-term debt and notes payable	392	6,942
Deferred taxes	—	1,227
Other liabilities	1,445	2,223
Other liabilities of discontinued operations	—	1,367

Total liabilities	31,101	41,501

Stockholders’ equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($.01 par value; shares authorized 50,000; shares issued, 23,479 and 16,080; shares outstanding, 23,479 and 15,950)	235	161
Additional paid-in-capital	588,652	584,466
Accumulated deficit	(571,203)	(558,839)
Accumulated other comprehensive (loss) income — foreign currency translation	(1,737)	(2,308)

Subtotal	15,947	23,480
Treasury stock (carried at cost, nil and 130 shares)	—	(820)

Total Digital Angel Corporation stockholders’ equity	15,947	22,660
Non-controlling interest	(4)	45

Total stockholders’ equity	15,943	22,705

Total liabilities and stockholders’ equity	$47,044	$64,206

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended
	December 31,
	2009	2008

Revenue	$49,463	$62,260

Cost of sales	29,192	42,342

Gross profit	20,271	19,918

Selling, general and administrative expenses	24,638	30,415
Research and development expenses	1,206	1,993
Restructuring, severance and separation expenses	678	3,678
Goodwill and asset impairments	7,339	35,467

Operating loss	(13,590)	(51,635)

Interest and other income (expense), net	319	2,722
Interest expense	(2,176)	(10,892)

Loss from continuing operations before income tax benefit	(15,447)	(59,805)

Benefit from income taxes	24	165

Loss from continuing operations	(15,423)	(59,640)

Income from discontinued operations, net of income taxes of $608 and $0 (attributable to Digital Angel Corporation)	2,993	1,629

Net loss	(12,430)	(58,011)

Loss (income) attributable to the noncontrolling interest, continuing operations	110	(102)
Income attributable to the noncontrolling interest, discontinued operations	(44)	(20)

Net loss attributable to Digital Angel Corporation	$(12,364)	$(58,133)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders — basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.82)	$(3.94)
Income from discontinued operations, net of noncontrolling interest	0.16	0.11

Net loss	$(0.66)	$(3.83)

Weighted average number of common shares outstanding — basic and diluted	18,768	15,156
See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008
(in thousands)

	Digital Angel Corporation Stockholders
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Interest	Equity

Balance, December 31, 2007	13,135	$131	$573,565	$(500,706)	$428	$(2,423)	$13,365	$84,360

Net loss	—	—	—	(58,133)	—	—	122	(58,011)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(2,736)	—	53	(2,683)

Total comprehensive loss				(58,133)	(2,736)		175	(60,694)

Acquisition of Geissler Technologies Corporation	1,488	15	6,864	—	—	—	—	6,879
Issuance of common stock for services	262	3	1,443	—	—	—	—	1,446
Issuance of common stock for financing	216	2	742	—	—	—	—	744
Issuance of restricted stock and stock options for services	31	—	441	—	—	—	—	441
Issuance of shares in connection with warrants exercised	22	—	—	—	—	—	—	—
Issuance of common stock for legal settlement	162	2	498	—	—	—	—	500
Re-pricing of common stock warrants	—	—	1,112	—	—	—	—	1,112
Exercise of common stock warrants	778	8	2,307	—	—	—	—	2,315
Stock issuance costs	—	—	(73)	—	—	—	—	(73)
Treasury shares issued to affiliate	—	—	(646)	—	—	646	—	—
Retirement of treasury shares	—	—	(1,777)	—	—	1,777	—	—
Treasury shares acquired under severance agreement	—	—	—	—	—	(820)	—	(820)
Partial share repurchase	(14)	—	(10)	—	—	—	—	(10)
Changes in noncontrolling interest as a result of other capital transactions by subsidiaries	—	—	—	—	—	—	(13,495)	(13,495)

Balance, December 31, 2008	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$45	$22,705

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the Years Ended December 31, 2009 and 2008
(in thousands)

	Digital Angel Corporation Stockholders
					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Noncontrolling	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Interest	Equity

Balance, December 31, 2008 (brought forward)	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$45	$22,705

Net loss	—	—	—	(12,364)	—	—	(66)	(12,430)
Comprehensive loss:
Foreign currency translation	—	—	—	—	571	—	17	588

Total comprehensive loss				(12,364)	571		(49)	(11,842)

Issuance of common stock under the Standby Equity Distribution Agreement	2,880	29	2,776	—	—	—	—	2,805
Issuance of common stock for equipment purchase	296	3	183	—	—	—	—	186
Issuance of common stock in a private placement sale	255	2	125	—	—	—	—	127
Issuance of common stock for price protection under the terms of a legal settlement	960	10	(10)	—	—	—	—	—
Issuance of common stock under the terms of a legal settlement	357	4	396	—	—	—	—	400
Issuance of common stock for Geissler Technologies Corporation earn out	330	3	297	—	—	—	—	300
Retirement of treasury stock	295	3	(823)	—	—	820	—	—
Issuance of common stock for services	101	1	125	—	—	—	—	126
Issuance of common stock for financing	1,393	14	786	—	—	—	—	800
Issuance of restricted stock and stock options for services	453	4	(4)	—	—	—	—	—
Partial share repurchase	(8)	—	—	—	—	—	—	—
Retirement of common stock	(1)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	519	—	—	—	—	519
Stock issuance costs			(129)	—	—	—	—	(129)
Issuance of common stock for SEDA commitment fee	88	1	124	—	—	—	—	125
Amortization of SEDA commitment fee	—	—	(125)	—	—	—	—	(125)
Reclassification of warrant as liability per EITF 07-5	—	—	(54)	—	—	—	—	(54)

Balance, December 31, 2009	23,479	$235	$588,652	$(571,203)	$(1,737)	$—	$(4)	$15,943

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,430)	$(58,011)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations	(2,993)	(1,629)
Equity compensation and administrative expenses	645	1,875
Depreciation and amortization	4,068	4,010
Amortization of debt discount and financing costs	595	8,049
Allowance for doubtful accounts	430	334
Provision for inventory excess and obsolescence	(138)	2,049
Loss on settlement of debt	—	2,512
Impairment of goodwill and assets	7,339	35,467
Change in fair value of warrant liability	(49)	—
Other	—	221
(Increase) decrease in restricted cash	(202)	90
Net change in operating assets and liabilities	(2,517)	4,648
Net cash provided by discontinued operations	1,352	1,689

Net cash (used in) provided by operating activities	(3,900)	1,304

Cash flows from investing activities:
Decrease (increase) in notes receivable	419	(1,452)
Proceeds from note receivable with PSID	—	9,500
Payment for investment in subsidiary	—	(241)
Proceeds from special dividend received	—	7,230
Payments for property and equipment	(420)	(2,080)
Payment for costs of business acquisition	—	(261)
Increase in other assets	(134)	(416)
Net cash provided by discontinued operations (including cash of $8,260 in 2009 from sale of McMurdo)	8,260	1,051

Net cash provided by investing activities	8,125	13,331

Cash flows from financing activities:
Net amounts paid on notes payable	(1,217)	(1,341)
Net payments of long-term debt	(5,343)	(15,001)
Proceeds from warrant exercise	—	2,315
Treasury stock acquired from Rabbi Trust	—	(820)
Issuance of common shares and warrants	127	—
Sale of common shares under the Standby Equity Distribution Agreement	2,805	—
Payments of dividends to subsidiary’s noncontrolling shareholder	—	(34)
Stock issuance costs	(129)	(83)
Net cash used in discontinued operations	—	(25)

Net cash used in financing activities	(3,757)	(14,989)

Net increase (decrease) in cash and cash equivalents	468	(354)
Effect of exchange rate changes on cash and cash equivalents	14	(9)
Cash and cash equivalents — Beginning of year	1,413	1,776

Cash and cash equivalents — End of year	$1,895	$1,413

Supplemental disclosure of cash flow information:
Income taxes paid	$58	$113
Interest paid	1,487	2,070
See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1. Organization and Summary of Significant Accounting Policies
Digital Angel Corporation, a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develops innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains and government/military assets. Included in this diverse product line are applications for radio frequency identification systems (“RFID”), global positioning systems (“GPS”) and satellite communications.
On November 10, 2008, we effected a one-for-eight reverse stock split. As a result, all per share amounts and market price information have been adjusted to reflect the reverse stock, except where otherwise stated.
Business Segments
We operate in two business segments: Animal Identification and Emergency Identification. Our Animal Identification segment comprises the operations of our wholly-owned subsidiary, Destron Fearing Corporation (“Destron Fearing”) and our Emergency Identification segment comprises the operations of our 98.5%-owned subsidiary, Signature Industries Limited (“Signature”).
Animal Identification Segment
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe are crucial for asset management and for disease control and food safety. This segment’s principal products are:
•	visual and electronic ear tags for livestock; and

•	implantable microchips and RFID scanners for the companion pet, livestock, horses, fish and wildlife industries.
Emergency Identification Segment
Our Emergency Identification segment develops, manufactures and markets GPS and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations as well as sound horn alarms. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve military and commercial markets;

•	alarm sounders for industrial use and other electronic components.
Corporate and Eliminations
Our Corporate and Eliminations category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment expenses, assets and liabilities. This category also includes certain selling, general and administrative expenses associated with corporate activities, other expense reductions associated with companies whose assets were sold or closed in 2001 and 2002, and interest expense and interest and other income associated with corporate activities and functions. Included in Corporate and Eliminations as of December 31, 2009 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed during 2011 to 2016, as they will no longer be considered our legal obligations.
Discontinued Operations
During the years ended December 31, 2009 and 2008, we sold several non-core businesses and we discontinued one business, Thermo Life Energy Corp. (“Thermo Life”), which was sold on January 21, 2010. On November 20, 2009, we sold the assets of our business unit, McMurdo Limited (“McMurdo”) which is more fully discussed in Note 14. In addition, on November 12, 2008, we sold all of the common stock that we owned in PositiveID Corporation, formerly known as VeriChip Corporation, (“PSID”) (Nasdaq:PSID), which was approximately 45.6% of PSID’s then issued and outstanding shares of common stock. Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell/discontinue these businesses was a result of management’s strategy to streamline operations in order to focus our efforts on our Animal Identification business. Discontinued operations are more fully discussed in Note 14.

Summary of Significant Accounting Policies
Liquidity
Our consolidated operating activities used cash of $3.9 million and provided cash of $1.3 million during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, our cash and cash equivalents totaled $1.9 million, compared to $1.4 million as of December 31, 2008. As of December 31, 2009, we had an accumulated deficit of $571.2 million.
Although we had negative working capital at December 31, 2009, we believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales of certain business units and through other investing and financing sources as well as our ability to delay certain bonus payments to senior management until funds are available and to undertake other cash manager initiatives to operate our business for the twelve months ending December 31, 2010. In addition, during 2008 we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. Also, we generated positive cash flows from operations during the year ended December 31, 2008. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2010. Failure to generate positive cash flow from operations might require us to substantially reduce our level of operations and will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay/refinance our revolving credit facility and mortgage loan obligations during 2010. As of December 31, 2009, we had a working capital deficiency, which is partially due to having to classify our revolving line of credit and our mortgage loan as well as our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 9, as current liabilities on our consolidated balance sheet. In addition, our debt obligation to Danske Bank is due on demand and we are required to make $0.1 million a month in principal payments to reduce the credit facility. Our factoring lines may also be amended or terminated by the lenders. These conditions indicate that we may not be able to continue operations at the current level, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business.
Principles of Consolidation
The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. The non-controlling interest represents the outstanding voting stock of the subsidiaries not wholly-owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.
In December 2007, the Financial Accounting Standards Board (“FASB”) modified certain requirements of the Business Combination Topic of the Accounting Standards Codification (“Codification”). The changes provided new guidance that defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. It also requires that an acquirer recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, the guidance requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. We adopted the new requirements on January 1, 2009 and in order to conform, we have restated our consolidated statement of operations for the year ended December 31, 2008 to include the income attributable to the noncontrolling interest in consolidated net income, our consolidated balance sheet at December 31, 2008 to include the noncontrolling interest in equity, our consolidated statements of stockholders’ equity for the year ended December 31, 2008 to include the noncontrolling interest in equity and the applicable notes to the consolidated financial statements.
A summary of the changes to our financial statements to reflect the retrospective application of the modified requirements of the Business Combination Topic of the Codification is presented below.

Year Ended
December 31, 2008
(in thousands)
Statement of Operations Data as Restated to Reflect the Adoption of the Modified Requirements of the Business Combination Topic of the Codification:
Loss from continuing operations, as previously reported on form 10-K	$(58,391)
Reclassify McMurdo results to discontinued operations	(1,371)
Remove minority interest (to present below as noncontrolling interest)	122

Loss from continuing operations, restated	(59,640)
Income from discontinued operations, net of income taxes of $0	1,629

Net loss, restated	(58,011)
Income attributable to noncontrolling interest, continuing and discontinued operations	(122)

Net loss attributable to common stockholders of Digital Angel Corporation	$(58,133)

December 31,
2008
(in thousands)
Balance Sheet Data Restated to Reflect the Adoption of the Modified Requirements of the Business Combination Topic of the Codification:
Stockholders’ equity attributable to Digital Angel Corporation, as previously reported	$22,660
Stockholders’ equity attributable to noncontrolling interest	45

Stockholders’ equity, restated	$22,705

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
Foreign Currencies
We operate foreign subsidiaries in Europe and South America. Our subsidiaries domiciled in Europe and South America use their local currencies as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.
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
Concentration of Credit Risk
We maintained our domestic cash in one financial institution during the years ended December 31, 2009 and 2008. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. Cash may from time to time exceed the federally insured limits.
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

Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Our reporting units are those businesses for which financial information is available and upon which segment management makes operating decisions. We account for goodwill and intangible assets in accordance with the Intangibles — Goodwill and Other Topic of the Codification. Intangible assets deemed to have an indefinite life, such as goodwill, are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Other than goodwill, we do not have any intangible assets with indefinite lives. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred.
During the fourth quarter of 2009, we recorded approximately $3.8 million of goodwill impairment related to our Emergency Identification reporting unit. In 2008, as a result of the declines in our equity market capitalization, which fell below our stockholders’ equity, we performed an interim goodwill assessment in the third quarter of 2008 which resulted in a $25.0 million goodwill impairment charge. In performing our assessment, we placed emphasis on current trading values, including those of our competitors, as well as higher market-risk discount rates. We also recorded approximately $1.9 million of goodwill impairment related to restructuring efforts at our Destron Fearing European business unit in 2008. During the fourth quarter of 2008, we performed our annual impairment testing which resulted in an additional $4.1 million goodwill impairment which related to Geissler Technologies Corporation (“GTC”), one of Destron Fearing’s subsidiaries.
Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations. See Notes 6, 7 and 12 for more information.
We have other intangible assets consisting of trademarks, tradenames, patented and non-patented technologies and customer relationships. These intangible assets are amortized over their expected economic lives ranging from 2 to 20 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. In the fourth quarter of 2009, we recorded an impairment charge of approximately $3.3 million (net of approximately $(1.4) million of deferred tax liability impairment) related to intangible assets at our Emergency Identification reporting unit. In conjunction with our restructuring efforts at our Destron Fearing European business unit during 2008, we recorded approximately $0.8 million of impairments related to certain trademarks and tradenames. In addition, during our annual review in the fourth quarter of 2008, we recorded an impairment of approximately $0.3 million of our South American intangible assets.
The total impairments of goodwill and intangible assets recorded in the fourth quarter of 2009 were approximately $7.1 million. These impairments are more fully discussed in Notes 6, 7 and 12.
Advertising Costs
We expense production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $0.4 million and $0.6 million in 2009 and 2008, respectively.
Revenue Recognition
We follow the revenue recognition guidance in the Revenue Recognition Topic of the Codification. Our Animal Identification and Emergency Identification segments recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We enter into bill and hold arrangements with certain customers at our Emergency Identification segment. Revenue for these arrangements is recognized when the following criteria are met; (i) the arrangement is requested by the buyer who has a substantial business purpose for ordering the goods, (ii) risks of ownership have passed to the buyer, (iii) there is a fixed, written commitment to purchase these goods, (iv) there is a fixed schedule (consistent with the buyer’s business purpose) for delivery of the goods, (v) we do not retain any specific performance obligations, (vi) the ordered goods are kept segregated from our other inventory and are not subject to being used to fill other orders and (vii) the equipment is complete and ready for shipment.
We offer a warranty on our Animal Identification and Emergency Identification segment’s products and record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. The warranty expense incurred during the years ended December 31, 2009 and 2008 was $0.2 million and $43 thousand, respectively.
It is our policy to approve all customer returns before issuing credit to the customer. We incurred returns of approximately $0.1 million and $0.5 million in 2009 and 2008, respectively.

Stock-Based Compensation
At December 31, 2009, we had seven stock-based employee compensation plans (four of which have been terminated with respect to any new stock option grants) and Destron Fearing had two stock-based employee compensation plans (one of which has been terminated with respect to any new stock option grants), which are described more fully in Note 11. In addition, Thermo Life has two employee compensation plans, which are described in Note 14.
In accordance with the Compensation — Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. See Note 11 for further information concerning our stock option plans.
Research and Development
Research and development expense consists of personnel costs, supplies, payments to consultants, other direct costs and indirect overhead costs of developing new products and technologies and is charged to expense as incurred.
Restructuring, Severance and Separation Expenses
During 2008, we initiated a comprehensive review of our businesses to develop a strategic long-range plan focusing on restoring growth and profitability. In connection with this review, we recorded estimated expenses for severance, lease payments and other restructuring costs. In accordance with the Exit or Disposal Cost Obligations Topic of the Codification, generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under the Compensation — Nonretirement Postemployment Benefits Topic of the Codification. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the liabilities under our restructuring efforts. During the years ended December 31, 2009 and 2008, we incurred approximately $0.7 million and $3.7 million of restructuring, severance and separation expenses, respectively, and as of December 31, 2009, we had an accrued liability for restructuring, severance and separation expenses of $0.5 million.
Foreign Currency Adjustment of Intercompany Loans
In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments should not produce gains or losses that affect consolidated earnings. Gains and losses on such transactions are included in equity in the accumulated other comprehensive income (loss) — foreign currency translation account in consolidation. However, when intercompany transactions are deemed to be of a short-term nature, such gain and losses are required to affect consolidated earnings. Until July 6, 2009, management concluded that the intercompany loan from Destron Fearing to Signature was of a long-term nature. This was appropriate because management had no plans to require repayment of the intercompany loan. The funds were provided to Signature for new product development and the acquisition of McMurdo. Management of both entities verbally agreed that the intention was that the loan was not anticipated to be repaid in the foreseeable future and no loan agreement was documented. The historical and projected cash flows of Signature did not support repayment of the loan and Signature’s invoice discount facility did not permit repayment of the loan. Accordingly, included in accumulated other comprehensive loss as of December 31, 2008 is approximately $1.7 million of losses associated with the intercompany loan between Destron Fearing and Signature. On July 7, 2009, upon entering into the Bibby Invoice Discounting Agreement, which is more fully discussed in Note 2, Destron Fearing and Signature entered into a loan agreement, which requires Signature to make quarterly principal payments. Management determined at this time that it was appropriate to treat the intercompany loan as short-term in nature because of several factors: (i) the Bibby Invoice Discount Agreement provided Signature additional working capital; (ii) the terms of the Bibby Invoice Discount Agreement allowed for the repayment of the loan per the terms of the intercompany loan agreement; and (iii) the planned sale of McMurdo would provide the funds necessary for Signature to repay the loan. Therefore, we determined that effective July 7, 2009, it was appropriate to begin recording transaction adjustments as gains/losses in the statement of operations and, accordingly, we recorded approximately $8 thousand of foreign currency transaction losses during the year ended December 31, 2009. Going forward, changes in the foreign currency exchange rates between the U.S. dollar and the English pound will result in additional gains or losses in our consolidated earnings.
Income Taxes
We account for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. Income taxes include U.S. and international taxes. We and our U.S. subsidiaries file a consolidated federal income tax return. Income taxes are more fully discussed in Note 13.
We recognize and measure uncertain tax positions through a two step process in accordance with the Income Taxes Topic of the Codification. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

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
(Loss) Income Per Common Share and Common Share Equivalent
Basic and diluted (loss) income per common share is computed by dividing the (loss) income by the weighted average number of common shares outstanding for the period and has been retroactively adjusted for the reverse stock split effected on November 10, 2008. Since we have incurred losses attributable to common stockholders during each of the two years ended December 31, 2009 and 2008, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities. See note 15.
Comprehensive Income (Loss)
Our comprehensive accumulated other income (loss) consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders’ equity.
Impact of Recently Issued Accounting Standards
In June 2009, FASB released the Codification which became the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For all financial statements issued after September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we are required to refer to topics in the Codification rather than the superseded standards. The adoption of the Codification did not impact our consolidated financial position, results of operations, cash flows or financial statement disclosures.
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
In June 2008, FASB established that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarified the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The standard was effective as of January 1, 2009. We adopted the Contracts in Entity’s Own Equity Subtopic of the Derivatives and Hedging Topic of the Codification on January 1, 2009 and as a result we have a liability associated with outstanding warrants of approximately $4 thousand at December 31, 2009 and have recorded other income of approximately $53 thousand during the year ended December 31, 2009 due to the change in values.
In March 2008, FASB required enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard was effective for financial statements issued as of January 1, 2009. Comparative disclosures for earlier periods at initial adoption was encouraged but not required. We adopted the applicable requirements of the Derivative and Hedging Topic of the Codification on January 1, 2009, which did not have a material impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.
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

In December 2007, FASB established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, the modified Consolidation Topic of the Codification changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This also established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The modified sections are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Noncontrolling interests should be accounted for and presented as equity if material, rather than as a liability or mezzanine equity and significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. We adopted these requirements on January 1, 2009 and as such, we have presented our statement of operations for the year ended December 31, 2008 to include the income attributable to the noncontrolling interest in consolidated net income and our balance sheet at December 31, 2008 to include the noncontrolling interest in stockholders’ equity. The effect of the adoption of these requirements on our financial statements for the year ended December 31, 2008 is presented above under the heading “Principles of Consolidation.”
Uncertain Nasdaq Listing
On December 10, 2009, we received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that we are not in compliance with Nasdaq’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued inclusion under Nasdaq Marketplace Rule 4310I(4) (the “Rule”). In accordance with the Nasdaq Marketplace Rules, we have been provided 180 calendar days, or until June 8, 2010, to regain compliance with the Rule.
2. Accounts Receivable

	December 31,	December 31,
	2009	2008
	(in thousands)
Receivables assigned to factors	$1,241	$1,494
Unfactored accounts receivable	7,061	7,857
Allowance for doubtful accounts	(906)	(476)

	$7,396	$8,875

Factoring Agreements
Descriptions of our borrowing agreements, which are reflected on our consolidated balance sheet as “advances from factors,” are as follows:
RBS Invoice Discounting Agreement
Signature had an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provided for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepaid up to 70% of the receivables sold in the United Kingdom (“U.K.”) and up to 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million at any given time, subject to restrictions on the use of proceeds. RBS paid Signature the remainder of the receivable upon collection. Receivables which remained outstanding 90 days from the end of the invoice month became ineligible and RBS could require Signature to repurchase the receivable. The discounting charge accrued at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement. Signature paid a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement required a minimum commission charge of £833 per month. Discounting charges of $35 thousand and $0.1 million are included in interest expense for the years ended December 31, 2009 and 2008, respectively. In July 2009, we terminated the RBS Invoice Discounting Agreement and replaced it with the Bibby Invoice Discounting Agreement as discussed below.
Bibby Invoice Discounting Factoring Agreement
In July 2009, Signature entered into an invoice discounting factoring agreement (the “Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”), which replaced the RBS Invoice Discounting Agreement as discussed above. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, certain of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby prepays 80% of the receivables sold in the U.K. and 70% of receivables sold in the rest of the world, not to exceed a balance of £2.5 million (approximately $4.0 million at December 31, 2009). Subsequent to continued satisfactory operation of the invoice discounting facility and Signature’s financial progress, Bibby will increase funding in two further tranches of £500 thousand each (approximately $0.8 million at December 31, 2009), up to a total balance of £3.5 million (approximately $5.6 million at December 31, 2009), based upon the cash needs of the business and ability to generate the required level of receivable funding. Bibby repays Signature the remainder of the receivable upon collection.

Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature is required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable sold and 0.3% for each receivable sold in the rest of the world. If the total of the yearly fee is less than £60,000, Signature is required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (3.5% at December 31, 2009). Discounting charges of approximately $0.1 million are included in interest expense for the year ended December 31, 2009. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date. As of December 31, 2009, we had approximately £0.4 million outstanding (approximately $0.6 million) and approximately £0.3 million available (approximately $0.5 million) for borrowing under the Bibby Invoice Discounting Agreement.
Nordisk Factoring Agreement
In March 2008, our wholly-owned European subsidiary, Destron Fearing A/S, entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.2 million at December 31, 2009) at any given time. As security, Destron Fearing A/S assigns all invoice balances to Nordisk, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $7 thousand) per year. Discounting charges of approximately $34 thousand and $31 thousand are included in interest expense for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, Destron Fearing A/S had assigned approximately DKK 3.5 million receivables (approximately $0.7 million) to Nordisk and had no additional availability under the agreement.
3. Acquisitions

Goodwill
			and	Other Net
			Other	Assets
	Date	Acquisition	Intangibles	And
Company Acquired	Acquired	Price	Acquired	Liabilities	Business Description
(in thousands)
Geissler Technologies Corporation	1/14/08	$7,147	$7,430	$(283)	Develops e.tag technology for customer interface and herd management
Geissler Technologies Corporation
On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Merger Agreement”) with GT Acquisition Sub, Inc. (our wholly-owned subsidiary), GTC and the four shareholders of GTC (the “Holders”), pursuant to which GTC merged with and into GT Acquisition Sub, Inc. with GT Acquisition Sub, Inc. continuing as our wholly-owned subsidiary (the “GTC Merger”). Upon the closing of the GTC Merger, we assigned the ownership of GT Acquisition Sub, Inc. to Destron Fearing, such that GT Acquisition Sub, Inc. became a wholly-owned subsidiary of Destron Fearing.
Upon the closing of the GTC Merger, we paid approximately 1.3 million shares of our common stock, valued at approximately $6.2 million to the Holders on January 14, 2008. In addition, upon the satisfaction of criteria contained in an earn-out provision of the GTC Merger Agreement, as of December 31, 2009, we have paid the Holders approximately 0.5 million shares of our common stock valued at approximately $1.1 million. The number of shares issued was based on a weighted average stock price for the ten days prior to the date the earn-out amounts were achieved. As of December 31, 2009, we may be required to pay the Holders up to an additional $2.7 million of potential earn-out payments if certain gross profit levels on sales of GTC-related products are achieved through January 2011. Any additional payout may be made in either cash or in shares of our common stock or a combination of both at our option. Earn-out amounts are recorded as additional goodwill.
The total purchase price of GTC was allocated as follows (in thousands):

Current assets	$317
Intangibles:
Patented and non-patented proprietary technology	2,000
Trademarks and tradenames	390
Software	500
Customer relationships and non-compete	375
Goodwill	4,165
Current liabilities	(600)

Total	$7,147

The estimated fair value of the acquired intangible assets of GTC was determined on the basis of customer relationships, patents and other proprietary rights for technologies and contract lives and revenue and using discounted cash flow methodology. Under this method, we estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry and other factors deemed appropriate.
During the fourth quarter of 2008, we impaired $4.1 million of the goodwill acquired in the GTC acquisition as more fully discussed in Note 12.

In determining the purchase price for GTC, we considered various factors including: (i) historical and projected revenue streams and operating cash flows of the company; (ii) the complementary nature of each of our product offerings as an extension of the offerings of our existing businesses; and (iii) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. Based on our assessments, we determined that it was appropriate to offer a purchase price for the business that resulted in the recognition of goodwill.
The results of GTC have been included in the consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the year ended December 31, 2008 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2008, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had these been consolidated entities during such periods, nor does it purport to represent results of operations for any future periods.

For the year ended
December 31,
2008
(in thousands)
Net operating revenue	$62,288
Net loss from continuing operations attributable to common shareholders — basic and diluted	(59,641)
Net loss from continuing operations per common share — basic and diluted	(3.93)
Dispositions
For a discussion regarding our discontinued operations, see Note 14.
4. Inventories
Inventories consist of the following:

	December 31,
	2009	2008
	(in thousands)
Raw materials	$8,088	$5,581
Work in process	762	614
Finished goods	986	948

	$9,836	$7,143

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Land	$278	$278
Building and leasehold improvements	6,768	6,676
Equipment	15,152	14,223

	22,198	21,177
Less: Accumulated depreciation	(14,835)	(12,628)

Total property and equipment	$7,363	$8,549

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1.7 million and $2.1 million at December 31, 2009 and 2008, respectively. Related accumulated depreciation amounted to $0.7 million and $0.4 million as of December 31, 2009 and 2008, respectively.
Depreciation expense charged against income amounted to $1.8 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.1 million and $0.1 million in 2009 and 2008, respectively.
During the year ended December 31, 2009, we impaired approximately $0.2 million of our fixed assets at our Animal Identification segment. During the year ended December 31, 2008, we recognized an impairment charge of approximately $2.1 million of our fixed assets as a result of our restructuring efforts at our Animal Identification and Corporate segments as more fully discussed in Note 21.

6. Goodwill
Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. We apply the principles of the Intangibles — Goodwill and Other Topic of the Codification and use the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

	December 31,
	2009	2008
	(in thousands)
Beginning balance	$6,848	$33,947 (1)
Acquisition	—	4,165
Adjustment to purchase price allocation	—	(141)
Earn-out payment	300	—
Impairment	(3,816)	(31,006)
Foreign currency and other adjustments	11	(117)

Ending balance	$3,343	$6,848

(1)	Balance represents the beginning balance as previously reported on Form 10-K of approximately $35.2 million less $1.3 million reclassified to discontinued operations in 2009.
Method of Accounting for Goodwill
In accordance with the principles of the Intangibles — Goodwill and Other Topic of the Codification, we do not amortize goodwill. Instead, we are required to test goodwill for impairment annually as part of our annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding our business units.
We allocate goodwill to our reporting business units. At December 31, 2009 and 2008, our reporting units were Animal Identification segment and Emergency Identification segment. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. The business operations of our current reporting units are described in Note 1. We tested the goodwill for each of our reporting units during the fourth quarters of 2009 and 2008. In addition, we tested goodwill in the third quarter of 2008 as a result of the declines in our equity market capitalization, which fell below our stockholders’ equity. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 12. Based upon our goodwill testing, we recorded impairment charges related to our Emergency Identification reporting unit of approximately $3.8 million during the fourth quarter of 2009, and approximately $25.0 million and $4.1 million related to our Animal Identification reporting unit during the third quarter and fourth quarters of 2008, respectively.
As a result of our decision on June 30, 2008 to restructure our European operations, we recorded an impairment charge of $1.9 million in 2008 associated with goodwill assigned to our Destron Fearing A/S business. The restructuring is more fully described in Note 21.
Refer to Note 19 for our goodwill by reporting unit.
7. Intangibles, net
Intangibles and other assets consist of the following (dollars in thousands):

			Weighted
			Average Lives
			(in years) at
	December 31,		December 31,
	2009	2008	2009
Trademark, net of accumulated amortization of $113 and nil(1)	$—	$2,306	N/A
Trademarks, net of accumulated amortization of $222 and $189	980	1,281	7.3
Patents and non-patented proprietary technology, net of accumulated amortization of $771 and $613	4,219	6,654	10.5
Customer relationships, net of accumulated amortization of $987 and $941	5,916	7,755	9.9
Tradenames and non compete, net of accumulated amortization of $41 and $23	28	90	2.0
Software, net of accumulated amortization of $118 and $78	304	422	5.0

	$11,447	$18,508

(1)	During 2008, management reviewed the nature of our intangible assets with indefinite lives and decided to change the lives to 20 years. Effective January 1, 2009, we began to amortize these intangibles. As of December 31, 2009, these trademarks were fully impaired.

The following is a rollforward of our intangible assets for the years ending December 31, 2009 and 2008.

	December 31,
	2009	2008
	(in thousands)
Beginning balance	$18,508	$17,737 (1)
Acquisition	—	3,348
Amortization	(2,253)	(1,610)
Impairment	(4,692)	(1,070)
Foreign currency and other adjustments	(116)	103

Ending balance	$11,447	$18,508

(1)	Balance represents the beginning balance as previously reported on Form 10-K of approximately $22.2 million less $4.5 million reclassified to discontinued operations in 2009.
Estimated amortization expense of the definite-lived assets for the years ending December 31, is as follows (in thousands):

2010	$1,759
2011	1,612
2012	1,606
2013	1,466
2014	1,461
Thereafter	3,543

$11,447

Amortization of intangibles charged against income amounted to $2.3 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively.
During our annual impairment review in the fourth quarter of 2009, we recorded an impairment charge of approximately $3.3 million (net of a deferred tax liability of approximately $(1.4) million) associated with trademarks, patents and customer relationships at our Emergency Identification reporting unit. During our annual impairment review in the fourth quarter of 2008, we recorded an impairment charge of approximately $0.2 million associated with trademarks and customer relationships to Destron Fearing’s South American business. As a result of our decision on June 30, 2008 to restructure our European operations, we recorded an impairment charge of approximately $0.3 million associated with trademarks and $0.5 million associated with tradenames assigned to our Destron Fearing A/S business during 2008. The restructuring is more fully described in Note 21.
8. Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	December 31,
	2009	2008
	(in thousands)
Accrued salary, wages and payroll expenses	$1,741	$1,697
Accrued bonuses	929	1,261
Accrued liabilities of companies whose assets were sold	849	—
Accrued litigation reserve and legal settlement	637	318
Accrued professional fees	850	374
Other accrued expenses	1,574	4,087

	$6,580	$7,737

Other liabilities consist of the following:

	December 31,
	2009	2008
	(in thousands)
Accrued bonuses (long-term)	$950	—
Accrued legal settlement	118	625
Accrued tax obligations	243	244
Accrued financing fee	—	800
Other	134	554

	$1,445	$2,223

The accrued bonuses (long-term) reflect amounts due to certain members of senior management, including our chief executive officer and chief operating officer, that are not due and payable until April 1, 2011. We have the right to pay some or all of such bonuses prior to April 1, 2011 at our sole discretion and contingent upon cash availability. No interest is due on the bonuses unless required by law and, if so required, will be accrued at the minimum legally required rate.

9. Notes Payable and Other Financings
Notes payable and long-term debt consists of the following:

	December 31,
	2009	2008
	(in thousands)
Revolving facility, bears interest at prime plus 2.0% but not less than 10.0% (10.0% at December 31, 2009), net of discount of $232 and $580	$1,994	$2,024
Senior secured, non-convertible term note, bears interest at 12.0%	79	1,103
Senior secured, non-convertible term note, bears interest at 12.0%	1,164	3,067
Senior secured, non-convertible term note, bears interest at 12.0%	134	2,000
Mortgage notes payable, collateralized by Destron Fearing’s land and building, payable in monthly installments of principal and interest totaling $20 thousand, bearing interest at 8.2%, due through November 2010.	2,034	2,103
Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (6.6% at December 31, 2009) and is determined quarterly. The agreement shall remain effective until further notice.	2,925	3,417
Equipment loan, collateralized by Destron Fearing A/S’s production equipment, payable in quarterly installments of principal and interest totaling $64 thousand, bearing interest at variable rates (6.6% at December 31, 2009, due through July 2010).	274	497
Notes payable — other and capital lease obligations	1,085	1,312

Total debt	9,689	15,523
Less: current maturities	9,297	8,581

Total long term notes payable and debt	$392	$6,942

The scheduled payments due based on maturities of current and long-term debt as of December 31, 2009 are presented in the following table (in thousands):

Year:
2010	$9,529
2011	304
2012	88
Total payments	9,921
Debt discount, net	(232)

Total debt outstanding	$9,689

Interest expense on the long and short-term notes amounted to $2.2 million and $10.9 million for the years ended December 31, 2009 and 2008, respectively. The weighted average interest rate was 13.7% and 14.1% for the years ended December 31, 2009 and 2008, respectively. The weighted average interest rates exclude interest expense related to certain amortization and accretion of debt discount and issue costs, share issuances and legal expenses related to financing activities, revaluation of certain warrants and obligation to Laurus Master Fund, Ltd (“Laurus”). In addition to the debt discount of $232 thousand reflected in the table above, as of December 31, 2009, we had approximately $0.1 million of unamortized debt issuance costs.
$6.0 Million Revolving Asset-Based Facility with Kallina
On August 31, 2007, Destron Fearing and certain of its wholly-owned subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International, (collectively, the “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina”) pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, Destron Fearing may borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the lender is authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base is calculated as a percentage of the total amount of eligible accounts and inventory owned by Destron Fearing and its Eligible Subsidiaries. Amounts outstanding under the Revolving Facility accrue interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time. At December 31, 2009, approximately $2.2 million was outstanding under the Revolving Facility, there was $0.3 million available for borrowing and the interest rate was 10.0%.
The Revolving Facility matures on August 31, 2010. Destron Fearing and its Eligible Subsidiaries have pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than Signature, in support of the obligations under the Revolving Facility. In connection with the Revolving Facility, Destron Fearing issued to Kallina seven-year warrants, which, as a result of our acquisition of the minority owners’ interest in Destron Fearing in 2007, were converted into warrants to purchase shares of our common stock. The value of the warrants of approximately $1.0 million was recorded as a discount to the Revolving Facility and is being amortized to interest expense over the life of the Revolving Facility. Destron Fearing paid Kallina an upfront fee equal to 3.5% of the $6.0 million Revolving Facility, which is also being amortized over the life of the Revolving Facility as interest expense.

Senior Secured Non-Convertible Term Notes
In August 2006, we entered into a convertible term note (“2006 Note”) with Laurus in the original principal amount of $13.5 million. The 2006 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. Concurrent with the closing of the Revolving Facility discussed above, we entered into a $7.0 million non-convertible term note (“2007 Note”) with Kallina pursuant to the terms of a Securities Purchase Agreement between us and Kallina. The 2007 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In October 2008 we entered into a letter agreement with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited (collectively referred to as the “Lenders”) and issued a $2.0 million senior secured, non-convertible term note (the “2008 Note”) to Valens which accrued interest at a rate equal to 12% and was due in full on February 1, 2010. The 2006 Note, the 2007 Note and the 2008 Note (collectively the “Existing Debt Obligations”) allowed for optional redemption without a prepayment penalty.
In connection with the 2006 Note, we issued Laurus a warrant for the purchase of approximately 0.2 million shares of our common stock. In connection with the 2007 Note, we issued Laurus 200,000 shares of the PSID common stock that we owned valued at approximately $1.2 million on August 31, 2007 and repriced approximately 0.2 million warrants that we had previously issued to Laurus in August 2006. The value of the PSID common stock and the repricing of the warrants, which totaled approximately $1.3 million, were recorded as debt issue costs and were being amortized over the life of the 2007 Note as additional interest expense. In addition, we paid Kallina an upfront fee equal to 3.5% of the 2007 Note, which was also being amortized over the life of the 2007 Note as interest expense. In connection with the 2008 Note, we issued Valens approximately 0.2 million shares of our common stock.
In connection with a 2007 amendment of the 2006 Note and 2007 Note, we issued warrants to the Lenders to purchase a total of 0.4 million shares of our common stock. The value of the warrants of approximately $1.7 million was recorded as debt discount and was being amortized to interest expense over the life of the Notes. In connection with a 2008 amendment of the 2006 Note and the 2007 Note, we issued Valens Offshore SPV II, Corp., an affiliate of Laurus and Kallina, approximately 29 thousand shares of our common stock valued at approximately $0.2 million. The value of the common stock was recorded as interest expense in 2008.
In February 2008, we entered into an Amendment of Warrants and Conditional Consent to Asset Sales with the Lenders which, among other things, reduced the exercise price of three warrant tranches (collectively exercisable for a total of approximately 0.5 million shares of our common stock) previously issued to the Lenders from exercise prices ranging from $8.00 to $10.80 per share to an exercise price of $5.60 per share. As a result of the repricing, we recorded additional interest expense of approximately $0.5 million in 2008. In July 2008, we entered into an Omnibus Amendment with the Lenders and LV Administrative Services, Inc., the administrative and collateral agent for the Lenders. Under the Omnibus Amendment, we reduced the exercise price of previously issued and outstanding warrants (collectively exercisable for a total of approximately 0.8 million shares of our common stock at a weighted average exercise price of $6.56 per share) to an exercise price of $3.20 per share on condition that the Lenders exercise such warrants in full in cash. Accordingly, the Lenders exercised all of their outstanding warrants to purchase shares of our common stock for approximately $2.3 million in net cash.
During 2008, we prepaid approximately $7.9 million of the 2006 Note and approximately $5.8 million on the 2007 Note. As a result of the prepayments, we amortized approximately $1.4 million and $0.4 million of debt issue costs and original debt issue discount associated with the 2006 Note and 2007 Note, respectively, during the year ended December 31, 2008, which was recorded as interest expense.
In connection with a November 2008 amendment of certain terms of our 2006 Note and 2007 Note, we agreed to pay the Laurus, Kallina and the Lenders a combined deferred fee of $0.8 million either on the maturity date of the notes or when the notes were prepaid in full or accelerated upon default. The fee was payable either in cash, shares of our common stock or a combination of both at our option. If the fee was paid with shares of common stock, the fee was based on a 20% discount to the then-current market price of the common stock. The changes effected by the November 2008 amendment were considered substantial modifications in accordance with Debt — Modifications and Extinguishments Topic of the Codification. Therefore, all remaining fees, debt discounts and debt issuance costs were required to be expensed during the fourth quarter of 2008. The total unamortized amount was approximately $0.7 million and was reflected in interest expense in 2008.
In December 2009, we prepaid $3.0 million on the Existing Debt Obligations and we issued approximately 1.4 million shares of our common stock in payment of the deferred fee. On February 1, 2010, the maturity date, we paid the final balance of approximately $1.4 million on the Existing Debt Obligations.
Destron Fearing A/S’s Line of Credit
Destron Fearing A/S is party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, Destron Fearing A/S amended the borrowing availability from DKK 12.0 million to DKK 18.0 million. In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2009, the annual interest rate on the Credit Facility was 6.6%. Borrowing availability under the Credit Facility considers guarantees outstanding. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. Beginning in July 2009, Destron Fearing A/S and Danske Bank agreed to reduce the borrowing availability on the Credit Facility each month by DKK 500 thousand (approximately $0.1 million). As of December 31, 2009, total availability had been reduced from DKK 18.0 million (approximately $3.5 million) to DKK 15.0 million (approximately $2.9 million). DKK 15.2 million (approximately $2.9 million) was outstanding at December 31, 2009 and there was no availability under the credit line.

10. Fair Value of Financial Instruments
Cash and Cash Equivalents
The carrying amount approximates fair value because of the short maturity of those instruments.
Notes Payable and Long-Term Debt
The carrying amount approximates fair value because of the short-term nature of the debt, its underlying collateral and certain interest rates which are reset periodically to reflect current market conditions.
Accounts Payable and Accrued Expenses
The carrying amount approximates fair value.
11. Stockholders’ Equity
On October 30, 2008, our stockholders approved a one-for-eight reverse stock split of our common stock by proportionately decreasing the authorized number of shares of common stock without changing the par value of our common stock. The reverse stock split was effective on November 10, 2008 and all shares and options amounts have been adjusted accordingly for all periods.
Warrants
We have issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

				Balance
			Exercised/	December 31,	Exercise	Date of	Date of
Class of Warrants	Authorized	Issued	Forfeited	2009	Price	Issue	Expiration
Series B	83	83	—	83	$16.910	April 2004	April 2010
Series D	83	83	—	83	$25.443	October 2004	October 2010
Series E	122	122	—	122	$20.759	June 2005	June 2010
Series E	25	25	—	25	$19.104	June 2005	June 2010
Destron Fearing Warrants — Class D	71	71	71	—	$15.086	February 2004	February 2009

	384	384	—	313

The Series B warrant was issued in connection with a securities purchase agreement effective April 16, 2004. The Series B warrant is exercisable for approximately 83 thousand shares of our common stock. The exercise price of the Series B warrant, which was originally $26.40 per share, was reduced to $16.91 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the Series B warrant agreement. The Series B warrant vested on April 16, 2005 and expires on April 16, 2010. The Series B warrant agreement provides for anti-dilution provisions that require that the exercise price be adjusted if we issue certain securities at a price below the exercise price then in effect and the number of warrants and the exercise price is required to be adjusted upon the declaration or payment of a dividend or other distribution of our common stock. The total number of shares that can be issued under such provisions is subject to a ceiling.
The Series D warrants were issued in connection with a securities purchase agreement effective October 21, 2004. The Series D warrant is exercisable into approximately 83 thousand shares of our common stock. The exercise price of the Series D warrant, which was originally $40.40 per share, was reduced to $25.443 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreement. The Series D warrant vested on October 21, 2005 and expires on October 21, 2010. The Series D warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.
The Series E warrants were issued in connection with a financing completed on June 10, 2005. Warrants to acquire approximately 92 thousand and 55 thousand shares of our common stock were issued to two investors, respectively. The warrants are exercisable at any time at exercise prices ranging from $29.632 to $32.28 per share. The exercise prices of the warrants were reduced to prices ranging from $19.104 to $20.759 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreements. The warrants vested on June 10, 2005 and expire on June 10, 2010. The Series E warrant agreement provides for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that can be issued under such provisions is also subject to a ceiling.
The Destron Fearing warrants were converted into warrants to acquire shares of our common stock in connection with our acquisition of the minority owners’ interest in Destron Fearing in December 2007 and expired in February 2009.
The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

	Dividend		Expected	Risk-Free	Date of the
Class of Warrant	Yield	Volatility	Lives (Yrs.)	Rate	Assumptions
Series B	0.00%	69.00%	6.00	3.38%	April 5, 2004
Series D	0.00%	50.00%	6.00	3.31%	October 21, 2004
Series E	0.00%	50.00%	5.00	3.75%	June 10, 2005

In addition to the warrants described above, in February 2010, we issued warrants to acquire approximately 1.7 million shares of our common stock to certain investors. The warrants are exercisable at any time at an exercise price of $0.50 per share and expire in February 2017. See Note 23 for further discussion.
Stock Option Plans
In accordance with the Compensation — Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. We currently use the Black-Scholes option pricing model to calculate the compensation cost to be recognized. During the year ended December 31, 2009, we recorded approximately $0.4 million in compensation expense related to stock options granted to our and our subsidiary employees, directors and consultants.
A summary of the status of our and our subsidiary’s stock options as of December 31, 2009, and changes during the two years then ended, is presented below.
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
The Destron Fearing MAS Plan, was terminated on February 23, 2006. No new options can be granted under the terminated plan. However, all outstanding options will remain in effect until they are exercised, forfeited or expired. As of December 31, 2009, awards consisting of options to purchase approximately 82 thousand shares were outstanding under the Destron Fearing MAS Plan.
As of December 31, 2009, the Destron Fearing Stock Option Plan had approximately 1.9 million shares of common stock reserved for issuance, of which approximately 1.9 million shares have been issued and approximately 5 thousand remain available for issuance, subject to certain restrictions regarding eligible participants. As of December 31, 2009, awards consisting of options to purchase approximately 1.5 million shares were outstanding under the Destron Fearing Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of our stock at the date of grant, generally vest over three to nine years and have ten-year contractual terms.
Under the 1996 Option Plan, options for approximately 0.1 million common shares were authorized for issuance to certain of our officers, directors and employees. As of December 31, 2009, approximately 0.1 million options have been issued, net of forfeitures, and approximately 2 thousand are outstanding under the 1996 Option Plan. The options vest as determined by our board of directors and are exercisable over a period of five years. The 1996 Option Plan has been discontinued with respect to any future grant of options.
Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is approximately 0.5 million. As of December 31, 2009, 0.4 million options have been granted, net of forfeitures and 65 thousand are outstanding. The options vest as determined by our board of directors and are exercisable over a period of five years.
Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is approximately 2.9 million. As of December 31, 2009, 1.7 million options have been granted and 1.2 million are outstanding and 1.2 million shares are available for future issuances. The options vest as determined by our board of directors and are exercisable over a period of three to ten years.
The 1999 Employees’ Stock Purchase Plan authorizes the grant of options to employees who purchase shares of common stock. As of December 31, 2009, approximately 0.2 million options have been granted, 0.1 million are outstanding and a de minimus amount of shares are available for grant.
We have three additional plans that we acquired in connection with previous acquisitions. As of December 31, 2009, there was approximately 1 thousand options outstanding under the plans. These plans have been discontinued with respect to future grants.
In addition, as of December 31, 2009, we have granted approximately 0.3 million options, net of forfeitures, and have outstanding approximately 0.3 million options which were granted outside of the above plans as an inducement to employment.

A summary of the stock option activity for our stock options plans for 2009 and 2008 is as follows (in thousands, except per share price data):

	2009		2008
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding on January 1	2,863	$18.02	2,405	$22.44
Granted	499	0.97	629	2.59
Exercised	—	—	—	—
Forfeited	(173)	23.60	(171)	23.46

Outstanding at December 31	3,189	15.05	2,863	18.02

Exercisable at December 31(1)	2,300	20.25	2,245	22.33
Vested or expected to vest at December 31	3,024	14.27	2,833	16.59
Shares available on December 31 for options that may be granted	1,199		21

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $0.75 at December 31, 2009 based upon the closing price on the Nasdaq Capital Market. As of December 31, 2009 and 2008, the aggregate intrinsic value of options outstanding, exercisable and vested or expected to vest was $0.1 million and $0.1 million, respectively.
As of December 31, 2009, there was approximately $0.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
The following table summarizes information about our stock options at December 31, 2009 (in thousands, except per share price data):

	Outstanding Options			Exercisable Stock
		Weighted-		Options
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life in Years	Price	Shares	Price
$0.0000 to $2.0000	913	8.9	$0.75	196	$0.46
$2.0001 to $4.0000	40	7.2	2.91	19	3.20
$4.0001 to $6.0000	227	8.2	5.23	76	5.23
$6.0001 to $8.0000	18	7.6	7.44	18	7.44
$8.0001 to $10.0000	22	7.6	8.97	22	8.97
$10.0001 and over	1,969	4.1	23.20	1,969	23.20

Total stock options	3,189	5.8	15.05	2,300	20.25

The weighted average per share fair values of grants made in 2009 and 2008 under our incentive plans was $0.97 and $1.33, respectively. The weighted average per share fair value of options granted or modified by us was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Year Ended December 31,
	2009	2008
Estimated option life	6 years	5 years
Risk free interest rate	2.34%	1.55 – 3.57%
Expected volatility	130.00%	60.00 – 91.51%
Expected dividend yield	—%	—%
Restricted Stock Grants
The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.
In June 2009, we issued approximately 14 thousand shares of our restricted stock to a consultant. We determined the value of the stock to be approximately $16 thousand based on the closing price of our stock on the date of the grant. The value of the restricted stock, which was fixed as a result of price protection provisions, was amortized as consulting expense over the vesting period of six months.

In August 2009, we issued approximately 0.1 million shares of our restricted stock to a consultant. We determined the value of the stock to be approximately $0.1 million based on the closing price of our stock on the date of the grant. The value of the restricted stock, which was fixed as a result of price protection provisions, is being amortized as consulting expense over the vesting period of six months.
In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is five years. As a result, we recorded compensation expense of approximately $0.1 million and $0.1 million in 2009 and 2008, respectively, associated with such restricted stock grants.
In August 2008, we issued approximately 40 thousand shares of our restricted common stock to a consultant which fully vested on December 31, 2008. We recorded compensation expense of approximately $0.2 million in 2008 associated with the restricted stock.
12. Asset Impairment Testing
As of December 31, 2009, the net carrying value of our goodwill was $3.3 million. We test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon our annual testing, we recorded a goodwill impairment charge of approximately $3.8 million in the fourth quarter of 2009 at our Emergency Identification reporting unit. We recorded approximately $26.9 million in the second and third quarters of 2008; $25.0 million impairment of goodwill at our Animal Identification reporting unit, which was a result of declines in our equity market capitalization; and $1.9 million impairment of goodwill at Destron Fearing’s European business unit as a result of our restructuring efforts. In the fourth quarter of 2008, we recorded approximately $4.1 million of goodwill impairment which related to GTC.
During the fourth quarters of 2009 and 2008 and the third quarter of 2008, we determined the fair value of our reporting units using discounted cash flow analyses and a company comparable analysis. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. Management compiled the revenue forecasts, growth rates, gross margin, corporate overhead and tax rates, among other data and assumptions related to the financial projections upon which the valuations were based. The methodology used to determine the residual or terminal enterprise values included the following factors: current leverage, risk premium, cost of equity, after-tax cost of debt, and weighted average cost of capital, which were used in the discount rate calculations. The assumptions used in the determination of fair value using discounted cash flows were as follows:
•	Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow;

•	Cash flows were projected for five years and added to the present value of the terminal value; and

•	Discount rate used was 20%. The rate was determined based on the level of risk associated with a reporting units’ operations and the related degree of certainty of generating future cash flows.
The company comparable analysis was performed utilizing financial and market information on publicly traded companies that are considered to be generally comparable to our reporting units. Each analysis provided a benchmark to compare to the values of each business unit.
Future goodwill impairment reviews may result in write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.
During the year ended December 31, 2009, we recorded approximately $7.3 million of goodwill and asset impairments; $3.8 million impairment of goodwill and $3.3 million impairment (net of a deferred tax liability of approximately $1.4 million) of intangible assets at our Emergency Identification reporting unit as well as approximately $0.2 million related to the impairment of fixed assets at our Animal Identification segment. During the year ended December 31, 2008, we recorded approximately $31.1 million in goodwill and asset impairments. Of this amount, $26.9 million was related to goodwill, as discussed above, $0.8 million related to intangible assets at our Destron Fearing European business unit, $1.9 million related to the impairment of fixed assets throughout our Animal Identification segment, $0.3 million impairment of other assets in our South American business and $1.2 million related to the impairment of our investment in PSID. See Notes 5, 6 and 7 for further discussion.
13. Income Taxes
The benefit (provision) for income taxes consists of:

	2009	2008
Current:
United States	$4	$(78)
International	(54)	(40)

Current income tax provision	(50)	(118)

Deferred:
United States	—	—
International	74	283

Deferred income taxes benefit	74	283

Total income tax benefit	$24	$165

In addition to the income tax benefit above, which related primarily to the amortization of deferred tax liabilities arising from acquisitions, we recorded income tax expense in 2009 associated with our discontinued operations. See Note 14.

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
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2009	2008
Deferred tax assets:
Liabilities and reserves	$1,381	$1,584
Stock-based compensation	4,300	3,672
Property and equipment	382	825
Net operating loss carryforwards	110,341	107,555

Gross deferred tax assets	116,404	113,636
Valuation allowance	(116,404)	(113,476)

	—	160
Deferred tax liabilities:
Property and equipment	—	30
Intangible assets	—	1,227

	—	1,257

Net Deferred Tax Liabilities	$—	$(1,097)

The deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,	December 31,
	2009	2008
	(in thousands)
Current deferred tax assets	$—	$130
Long-term deferred tax liability	—	(1,227)

Net Deferred Tax Liabilities	$—	$(1,097)

The valuation allowance for deferred tax asset increased by $2.8 million and $8.6 million in 2009 and 2008, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and our projected pre-tax income. Our goodwill is not deductible for tax purposes.
Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of (in thousands):

	2009	2008

Domestic	$(6,326)	$(51,794)
International	(9,121)	(8,011)

	$(15,447)	$(59,805)

At December 31, 2009, we had aggregate net operating loss carryforwards of approximately $278.6 million for income tax purposes that expire in various amounts from 2014 through 2029. Of the aggregate U.S. net operating loss carryforwards of $268.7 million, $69.2 million relate to Destron Fearing.
Based upon the change of ownership rules under IRC section 382, approximately $197.9 million of our separate U.S. net operating loss carryforwards experienced a more than 50% ownership change during the year and therefore are significantly limited as to the amount of use in any particular year. The ownership change was due to the issuance of sufficient common stock which resulted in our ownership change exceeding the 50% limitation threshold imposed by that section. The $69.2  million of operating loss carryforwards related to Destron Fearing were not impacted by this ownership change and are not currently subject to limitation under IRC section 382.
Of the total aggregate net operating loss carryforwards, foreign loss carryforwards are approximately $9.9 million. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity and do not expire.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2009	2008
	%	%
Statutory tax/(benefit) rate	(35)	(35)
Nondeductible intangibles amortization/impairment	11	20
State income taxes, net of federal benefits	(2)	(2)
Foreign tax differences	4	—
Shares issued for services	(4)	—
Change in deferred tax asset valuation allowance (1)	18	15
Impact of discontinued operations	8	2

	—	—

(1)	Substantially attributed to net operating losses.
Liabilities for Uncertain Tax Positions
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for 2009 and 2008 is as follows (in thousands):

	2009	2008

Gross unrecognized tax benefits at January 1	$201	$193
Increases in tax positions for current year	17	74
Lapse in statute of limitations	(11)	(66)

Gross unrecognized tax benefits at December 31	$207	$201

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008 are $0.2 and $0.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1 and December 31, 2009, we had accrued $7 thousand and $24 thousand of interest related to uncertain tax positions, respectively and have accrued no penalties. Our unrecognized tax benefits are largely related to certain state filing positions and are included in other long-term liabilities. We, in combination with our consolidated subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2005. During 2008, we completed an Internal Revenue Service examination of 2005. The results of the examination were not material to the financial statements and did not cause a material change to any unrecognized tax position. We do not currently have any examinations ongoing.
14. Discontinued Operations
During the three-months ended March 31, 2008, our board of directors agreed to sell two of our wholly-owned subsidiaries: Florida Decision Corporation (“FDC”, formerly known as Pacific Decision Sciences Corporation) and Thermo Life. During the three-months ended December 31, 2008, our board of directors decided to sell our ownership of PSID. During the three-months ended December 31, 2009, our board of directors decided to sell our ownership of McMurdo. Prior to 2008, we had discontinued the operations of Computer Equity Corporation (“Computer Equity”), Perimeter Acquisition Corp. (“Perimeter”) and IFTH Acquisition Corp. (“IFTH”). IFTH provided computer hardware and IT services; Computer Equity provided voice, data and video telecommunications products and services; Perimeter sold call center software and related services; FDC provided service relationship management software; Thermo Life was a development company with patented rights to a thin-film thermoelectric generator; PSID developed and marketed RFID systems used to identify, locate and protect people and their assets; and McMurdo was a manufacturer of emergency locator beacons. The decisions to sell these businesses were made as part of management’s strategy to streamline our operations to focus our efforts on the Animal Identification segment. With the exception of Thermo Life (which was sold on January 21, 2010 as more fully discussed in Note 20), each of these businesses had been sold as of December 31, 2009.
Sale of FDC
Effective June 2, 2008, we sold all of the assets of FDC pursuant to an Asset Purchase Agreement among us, FDC and Customer Service Delivery Platform Corporation (the “Buyer”). The purchase price for the assets was $2.0 million, of which $1.8 million is payable in 48 equal monthly installments pursuant to the terms of a non-interest bearing promissory note, and $0.2 million was related to amounts owed to the buyer and, therefore, credited against the purchase price. The promissory note is secured by all of the assets of the Buyer, including the FDC assets acquired in the transaction. On February 24, 2010, we entered into a letter agreement with the Buyer whereby the Buyer agreed to pay the remaining balance of the promissory note of approximately $0.7 million on March 8, 2010, as more fully discussed in Note 23.
Sale of Computer Equity
On July 10, 2008, we entered into a Stock Purchase Agreement with Sterling Hallmark, Inc., a California corporation (“Sterling”), whereby we sold all the issued and outstanding stock of Computer Equity, which had previously been classified as a discontinued operation, to Sterling (the “Sale”). As a result of the Sale, Sterling also indirectly acquired Computer Equity’s wholly-owned subsidiary, Government Telecommunications, Inc. (“GTI”).

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
Sale of 49.94% ownership in IFTH
On July 31, 2008, pursuant to a Stock Purchase Agreement between us and Blue Moon Energy Partners LLC, we sold 2,570,000 shares of IFTH which constitutes all of the shares of IFTH owned by us, to Blue Moon. The consideration paid by Blue Moon to us under the Agreement was $0.4 million. Blue Moon is managed by Scott R. Silverman and William J. Caragol, former and current executive officers and director of PSID and, therefore, this was a related party transaction.
Sale of 45.6% ownership in PSID (f/k/a VeriChip Corporation)
On November 12, 2008, we entered into a Stock Purchase Agreement with R&R Consulting Partners, LLC (a company controlled by Scott Silverman) and Scott Silverman (a past executive officer and director of us and the current chairman of the board of PSID) (collectively, the “Stock Buyers”), whereby we sold all 5,355,556 shares of PSID we owned to the Stock Buyers for approximately $0.8 million in cash.
Sale of McMurdo
On November 2, 2009, we, together with our subsidiaries Signature and McMurdo, entered into a definitive agreement to sell substantially all of the assets of Signature’s U.K.-based McMurdo business unit for $10.0 million in cash (“the McMurdo Purchase Agreement”). The purchaser was France-based Orolia Group (“Orolia”), a high-technology firm specializing in positioning, navigation and timing solutions for critical operations.
On November 20, 2009, pursuant to the terms of the McMurdo Purchase Agreement, we completed the sale of McMurdo. At closing, the parties amended the McMurdo Purchase Agreement to reduce the amount to be held in escrow to $1.0 million, to assign to the buyer the obligation for certain trade and vendor payables in existence at the time of closing, and to exclude certain product lines and related assets from the transaction (which product lines and assets were retained by Signature in exchange for a $250,000 credit against the purchase price). As a result of these amendments and the adjustment for actual inventory levels at the time of closing, the consideration paid at closing totaled approximately $9.6 million, of which approximately $8.8 million was paid to Signature in cash and approximately $0.8 million was retained by the buyer to pay the retained trade and vendor payables. The remaining $1.0 million of the proceeds will be held in escrow for up to 12 months. The proceeds were used to pay debt obligations and to fund working capital. Both the Company and Orolia guaranteed performance to the other, thus we have guaranteed Signature’s obligations under the McMurdo Purchase Agreement, on a fully subordinated basis.
The financial condition, results of operations and cash flows of the businesses discussed above have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. We no longer owned a majority of the outstanding stock of IFTH and PSID beginning in the first quarter of 2008. Therefore, IFTH and PSID’s summarized operating data and changes in assets and liabilities are presented below under the equity method of accounting during 2008.

Results of discontinued operations for each of the years ended December 31, 2009 and 2008 are presented below.

	Years Ended December 31,
	2009	2008
	(in thousands)
Revenue	$14,534	$24,860
Cost of sales	8,634	14,955

Gross profit	5,900	9,905

Selling, general and administrative expenses	3,852	6,750
Research and development expenses	710	1,297

Operating income	1,338	8,047

Gain on sale	1,769	3,174
Interest and other income (expense), net	585	4
Interest expense	(91)	(144)
Equity in loss of affiliates	—	(3,263)

Income from discontinued operations before income taxes	3,601	1,629

Provision for income taxes	(608)	—

Income from discontinued operations	2,993	1,629

Income attributable to the non-controlling interest	(44)	(20)

Income from discontinued operations attributable to Digital Angel Corporation	$2,949	$1,609

Income from discontinued operations per common share — basic and diluted	$0.16	$0.11
Weighted average number of common shares outstanding — basic and diluted	18,768	15,156
The results above do not include any allocated or common overhead expenses. In 2009, we recorded a gain on the sale of McMurdo of approximately $2.1 million, net of UK income taxes of $0.5 million. In 2008, we recorded a gain on the sale of Computer Equity of approximately $3.4 million, which was partially offset by a write off of investment of approximately $0.2 million. The gain on the sale of Computer Equity did not result in a provision for income taxes due to federal and state net operating losses and carry forwards.
In January 2010, we sold Thermo Life with the sale having a de minimus effect on our results of operations for the first quarter of 2010. Upon the receipt of the funds held in escrow in connection with the McMurdo sale, if any, such proceeds will be recorded as additional gain on sale.
The net assets of discontinued operations as of December 31, 2009 and 2008 were comprised of the following:

	December 31,
	2009	2008
	(in thousands)
Current assets:
Cash	$66	$394
Accounts receivable	1,787	2,070
Inventory	—	1,779
Other current assets	—	102

Total current assets	1,853	4,345
Property and equipment, net	—	318
Goodwill and intangibles, net	—	4,857

Total assets	$1,853	$9,520

Current liabilities:
Accounts payable	$259	$1,319
Advances from factors	—	(20)
Accrued expenses and other current liabilities	2,255	1,406

Total current liabilities	2,514	2,705
Deferred taxes	—	1,367

Total liabilities	$2,514	$4,072

Net (liabilities) assets of discontinued operations	$(661)	$5,448

In addition, Thermo Life has granted options under its two plans which have been discontinued with respect to future grants. As of December 31, 2009, 9 thousand options have been granted net of forfeitures and all are outstanding. These stock options have no intrinsic value as of December 31, 2009.
15. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	2009	2008
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(15,313)	$(59,742)
Income from discontinued operations	2,949	1,609

Net loss attributable to common stockholders	$(12,364)	$(58,133)

Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	18,768	15,156
(Loss) Income per share — basic and diluted
Continuing operations	$(0.82)	$(3.94)
Discontinued operations	0.16	0.11

Total — basic and diluted	$(0.66)	$(3.83)

(1)	The following stock options and warrants outstanding as of December 31, 2009 and 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2009	2008
	(in thousands)
Stock options	3,189	2,863
Warrants	313	384
Restricted stock	461	31

	3,963	3,278

16. Commitments and Contingencies
Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $0.8 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively. The approximate minimum payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2009, are as follows (in thousands):

Minimum
Rental
Payments
Year:
2010	$853
2011	576
2012	510
2013	484
2014	463
Thereafter	12,712

$15,598

We have written employment arrangements with several of our officers, some of which provide for bonus, severance and change of control payments. Salaries under the agreements amounted to $1.2 million for 2009. All of our employment agreements are for “at will” employment.
Annual Incentive Plan
The Compensation Committee of our board establishes the Annual Targets for fiscal years for our Annual Incentive Plan (the “Plan”). The targets are based on the following metrics: revenue, operating income, cash generation and achievement of individual targets outlined in a Management By Objectives record for each participant. Under the Plan, the Compensation Committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except the CEO, Joseph Grillo, is not eligible to participate, his incentive compensation determined instead by reference to his contract terms. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the CEO. The maximum award under the Plan varies based upon the participant’s level and performance. Target bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation Committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants. We have not yet finalized the incentive compensation to be paid under the Plan for 2009; however, the bonus accrual was estimated based on the achievement of the various targets. In addition, we have not yet determined the parameters of our 2010 Annual Incentive Plan.

Amendment to Schering-Plough Supply and Distribution Agreement
On January 5, 2008, Destron Fearing entered into Amendment No. 1 to the Product Supply and Distribution Agreement dated February 13, 2007 (the “Amended Agreement”), by and between Destron Fearing and Schering-Plough Home Again LLC (“Schering-Plough”). The Amended Agreement governs the terms pursuant to which Destron Fearing has agreed to provide Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. During the term of the Amended Agreement, Destron Fearing will exclusively manufacture, supply and sell to Schering-Plough and Schering-Plough will exclusively purchase from Destron Fearing certain Products (as defined in the Amended Agreement). The Amended Agreement contains, among other things, minimum purchase requirements by Schering-Plough. The Amended Agreement prohibits Destron Fearing from manufacturing, supplying or selling the Products to any other person, governmental authority or entity in the Territory (as defined in the Amended Agreement). The initial term began February 13, 2007 for a period of 24 months with an option for Schering-Plough to extend the term for an additional 12 months. The Amended Agreement also grants to Schering-Plough exclusive distribution, marketing and sale rights to Destron Fearing’s RFID products in the Companion Animal market in the Territory and non-exclusive distribution, marketing and sale rights to Destron Fearing’s RFID Biothermo Product in certain markets subject to a maximum amount of units. In March 2009, the Amended Agreement was extended to June 30, 2009 and in January 2010, the Amended Agreement was extended until June 2010. There were no material modifications in the extensions.
Destron Fearing’s RME Supply Agreement
Destron Fearing relies on a sole source production agreement with RME, a subsidiary of Raytheon Company for the manufacture of certain of its microchip products. The subsidiary utilizes both Destron Fearing’s and its own equipment in the production of the microchips. On April 28, 2006, Destron Fearing entered into a new production agreement with RME related to the manufacture and distribution of certain of its glass-encapsulated syringe-implantable transponders. This agreement expires on June 30, 2010.
17. Profit Sharing Plan
We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. In 2008, we began providing matching contributions to the 401(k) Plan of up to 4% of our employees’ contributions for a total of approximately $0.2 million during the year ended December 31, 2008. Destron Fearing provided a discretionary employer match up to 4% of its employees’ contributions. Destron Fearing’s expense related to the plan was approximately $0.1 million for the year ended December 31, 2008. In 2009, we and Destron Fearing discontinued the employer match but have the option of reinstating it when deemed appropriate.
Signature has a defined contribution pension plan. The expense relating to the plan was approximately nil and $0.2 million for the years ended December 31, 2009 and 2008, respectively.
18. Legal Proceedings
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
Former Officer
On June 19, 2009, Michael Krawitz, a former executive officer of ours, filed a lawsuit (Michael Krawitz v. Digital Angel Corporation Case No. 09-80910-CIV-RYSKAMP/VITUNAC in the U.S. District Court for the Southern District of Florida) against us and several members of our board of directors. The lawsuit alleged a variety of claims relating to the amounts owed to him under his employment agreement. We filed a Motion to Dismiss all claims except the breach of contract claim, which we are prepared to defend on the merits. In December 2009, the federal court granted our Motion to Dismiss in its entirety and granted Mr. Krawitz leave to re-file his lawsuit in light of the court’s decision. In January 2010, Mr. Krawitz amended his Complaint to re-file the breach of contract claim against us and filed notice that he voluntarily dismissed all other claims against us and the members of our board of directors. On the remaining breach of contract claim, we intend to vigorously defend against his claims, which we believe are frivolous and without merit.
Chemring Suit
In July 2008, our subsidiary Signature filed a claim (number 2008 FOLIO 687 in the London Mercantile Court, Royal Courts of Justice) against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The claim falls into three parts: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We then did not pay the final deferred purchase price payment of approximately £0.5 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) (number 2008 FOLIO 718 in the Commercial Court, Royal Courts of Justice), for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. In June 2009, the parties agreed upon a mutually satisfactory settlement of this dispute, and a definitive settlement agreement was finalized. As a result of the resolution, the warranty claims were offset against the deferred purchase price and we recorded approximately $0.5 million of other income included in our results from discontinued operations during the year ended December 31, 2009.

Additionally, we are a party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.
19. Segment Information
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

	2009 (in thousands)
				Total from
	Animal	Emergency		Continuing
	Identification	Identification	Corporate	Operations

Revenues	$30,774	$18,689	$—	$49,463

Depreciation and amortization (1)	$3,011	$1,058	$—	$4,069
Interest and other income	202	—	117	319
Interest expense	(1,246)	(177)	(753)	(2,176)
Operating loss	(757)	(7,672)	(5,161)	(13,590)
Loss from continuing operations before provision for income taxes	(2,766)	(7,850)	(4,831)	(15,447)

Goodwill, net	3,343	—	—	3,343
Segment assets from continuing operations	23,954	13,635	7,602	45,191
Expenditures for property and equipment	55	365	—	420

	2008 (in thousands)
				Total from
	Animal	Emergency		Continuing
	Identification	Identification	Corporate	Operations

Revenues	$38,501	$23,759	$—	$62,260

Depreciation and amortization(1)	$3,129	$855	$26	$4,010
Interest and other income (expense)	1,015	—	1,707	2,722
Interest expense	(3,248)	(157)	(7,487)	(10,892)
Operating loss	(41,716)	(1,257)	(8,662)	(51,635)
Loss from continuing operations before provision for income taxes	(43,949)	(1,415)	(14,441)	(59,805)

Goodwill, net	3,310	3,538	—	6,848
Segment assets from continuing operations	28,809	17,976	7,901	54,686
Expenditures for property and equipment	580	1,533	—	2,113

(1)	Depreciation and amortization includes $1.7 million and $1.9 million included in cost of sales in 2009 and 2008, respectively.
For the years ended December 31, 2009 and 2008, Destron Fearing had one customer, Schering Plough Animal Health, Inc., which accounted for approximately 8% and 19% of its revenues, respectively.
Goodwill by segment for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Animal	Emergency
	Identification	Identification	Total

Balance — December 31, 2007	$30,010	$3,937	$33,947

Acquisitions	4,165	—	4,165
Adjustment to purchase price allocation	(141)	—	(141)
Impairment	(31,006)	—	(31,006)
Foreign currency and other adjustments	282	(399)	(117)

Balance — December 31, 2008	3,310	3,538	6,848

GTC earn-out payment	300	—	300
Impairment	—	(3,816)	(3,816)
Foreign currency and other adjustments	(267)	278	11

Balance — December 31, 2009	$3,343	$—	$3,343

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United		South
	States	Europe	America	Total
2009
Net revenue	$21,694	$27,074	$695	$49,463
Property and equipment, net	4,854	2,390	119	7,363
2008
Net revenue	$29,275	$31,927	$1,058	$62,260
Property and equipment, net	5,764	2,544	241	8,549
20. Related Party Transactions
The following related party transactions are eliminated in consolidation of ours and our subsidiaries results of operations.
Intercompany Loan Agreement with PSID
PSID financed a significant portion of its operations and investing activities primarily through funds that we provided. On December 27, 2005, we and PSID entered into the PSID Loan to memorialize the terms of existing advances to PSID and provide the terms under which we would lend additional funds to PSID. Through October 5, 2006, our loan to PSID bore interest at the prevailing prime rate of interest. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and PSID borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of a company called Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum and further provided that the loan matured on July 1, 2008, but could be extended at our sole option through December 27, 2010.
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the PSID documents, which increased the maximum principal amount of indebtedness that PSID could incur to $14.5 million. On February 9, 2007, the effective date of PSID’s initial public offering, the loan ceased to be a revolving line of credit, and PSID had no ability to incur additional indebtedness under the loan documents. The interest continued to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, PSID was required to repay us $3.5 million of principal and accrued interest upon the consummation of their initial public offering. Accordingly, PSID paid us $3.5 million on February 14, 2007. PSID was not obligated to repay any additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which had accrued on the loan as of the last day of each month, commencing with the month in which such payment was made, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.
On December 20, 2007, we entered into a letter agreement with PSID, (the “December 2007 Letter Agreement”), which was amended on February 29, 2008, which is more fully discussed below, whereby PSID was required to pay $0.5 million to us by December 21, 2007. In addition, PSID could prepay the outstanding principal amount before October 30, 2008 by providing us with $10.0 million plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the letter agreement and the date of such prepayment.
On February 29, 2008, PSID obtained financing in the form of an $8.0 million secured term note (the “PSID Note”), with Laurus. In connection with the PSID financing, we entered into a Subordination Agreement with Laurus, dated February 29, 2008, under which security provided by PSID to us to secure the PSID Loan was subordinated in right of payment and priority to the payment in full due to Laurus by PSID. PSID used part of the proceeds of the financing with Laurus to prepay $5.3 million of debt owed to us, which included PSID’s February 2008 installment payment of $0.3 million, pursuant to the PSID Loan. In connection with the PSID financing, PSID entered into a letter agreement with us, dated February 29, 2008, under which PSID agreed, among other things, (i) to prepay the $5.0 million to us, (ii) to amend the PSID Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision under which an event of default under the PSID Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the PSID Loan, and (iv) to amend the December 2007 Letter Agreement. As a result of the $5.0 million payment, PSID was not required to make any further debt service payments to us until September 1, 2009.
As consideration for providing financing to PSID, which in turn enabled PSID to make the $5.0 million prepayment us, we issued to Laurus 28,750 shares of our common stock. We used $3.0 million of the $5.0 million prepayment to repay a portion of the 2006 Note and the 2007 Note due to Laurus and certain of its affiliates in 2008, as more fully discussed in Note 9.
On July 18, 2008, in connection with the sale of PSID’s Xmark Corporation (“Xmark”) business, PSID repaid in full its obligations to us under the loan, pursuant to the terms of the December 2007 Letter Agreement, as amended on February 29, 2008.
PSID’s Stock Purchase Agreement
On May 15, 2008, PSID entered into a stock purchase agreement (the “PSID SPA”) to sell its wholly-owned subsidiary Xmark to The Stanley Works (“Stanley”) for $45 million in cash (the “Transaction”). In connection with the Transaction, we entered into the three following agreements with Stanley:
•	A Voting Agreement (the “Voting Agreement”) in which we granted an irrevocable proxy in favor of the Transaction and against any alternative proposal. The Voting Agreement limited our ability to transfer shares of stock we held in PSID or vote for any alternative deal during the period prior to the consummation of the Transaction.

•	A Guarantee (the “Guarantee”) in favor of Stanley holding Stanley harmless from certain liabilities under the PSID SPA.

•	A Non-Competition Agreement (the “Non-Competition Agreement”) in which we agreed that we would not compete with Xmark for 3 years following the consummation of the Transaction. We do not operate in any of these businesses today. The Non-Competition Agreement terminates upon a Change in Control Effective Date (as defined in the Non-Competition Agreement).
On May 15, 2008, we also entered into a letter agreement (the “Intercompany Letter Agreement”) with PSID, in which we and PSID agreed, among other things, that (i) we were permitted to name up to three designees to the board of directors of PSID after the closing of the Transaction, all of which were required to be independent with the exception of Joseph J. Grillo, our president and chief executive officer; (ii) PSID agreed to pay up to $250,000 of our expenses related to the Transaction and to pay us a Guarantee Fee of $250,000; (iii) PSID limited all bonus payments to those scheduled, with any changes or new payments to be pre-approved by us; (iv) Scott Silverman, the chairman of the board and chief executive officer of PSID, entered into a separation agreement; and (v) we were to have access to PSID’s financial information. The Intercompany Letter Agreement provided that the PSID SPA and the transactions contemplated thereby did not constitute an event of default under the (i) Commercial Loan Agreement dated December 27, 2005, as amended, between us and PSID, (ii) Security Agreement dated December 27, 2005, as amended, between us and PSID, and (iii) Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007, as amended, from PSID in favor of us.
On the same date, we entered into a Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with Laurus, Kallina and certain of their affiliates, in which they gave their consent to our entrance into the Guarantee and the Voting Agreement. The Consent and Waiver Agreement set forth changes to our term loan agreements with the lenders and also provided that we prepay a portion of our debt held by the lenders from the proceeds of the Transaction.
On July 18, 2008, PSID completed the transactions contemplated by the PSID SPA and sold Xmark for $47.9 million in cash including the $2.9 million of excess working capital. From the proceeds of the sale, PSID paid us approximately $5.3 million on July 18, 2008, $4.8 million of which was to prepay all of PSID’s outstanding obligations to us under the PSID Loan, as amended, and $0.5 million was the reimbursement of transaction expenses and the guarantee fee per the terms of the Intercompany Letter Agreement. The $4.8 million debt repayment reflects the prepayment discount as discussed above. As a result of the prepayment discount granted by us, we recorded a loss on settlement of debt of approximately $2.5 million. In addition, pursuant to the Intercompany Letter Agreement, our chief executive officer, Joseph Grillo was appointed chairman of the board of directors of PSID effective July 18, 2008, replacing Scott R. Silverman, a position he held until December 2008. We repaid $3.2 million of our debt with Laurus with the funds received.
On September 2, 2008, we received a special dividend of approximately $7.2 million in cash from PSID. Approximately $5.8 million of the cash received was applied to debt repayment. See Note 9 for further discussion.
Transition Services Agreement
On December 27, 2005, we entered into a transition services agreement, as amended from time to time, with PSID under which we agreed to continue to provide PSID with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to PSID’s initial public offering. The term of the amended and restated agreement was to continue until such time as VeriChip requested that we cease performing the transition services, provided that we were not obligated to continue to provide the transition services for more than twenty-four months following the initial effective date. The cost of these services to PSID was $0.1 million in the year ended December 31, 2008. Effective November 12, 2008, the transition services agreement, as amended, was terminated.
The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of PSID’s executive officers and certain executive officers of ours. These executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by us for payment of such services to third parties. However, these costs may not necessarily be indicative of the costs which would have been incurred by PSID as an independent stand alone entity.
The following related party transactions are not eliminated in the consolidation of ours and our subsidiaries results of operations:
Sale of PSID Shares
On November 12, 2008, we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with R&R Consulting Partners, LLC (a company controlled by Scott Silverman) and Scott Silverman (a past executive officer and director of the Company and the current chairman of the board of PSID) (collectively, the “Stock Buyers”), whereby we sold all 5,355,556 shares of PSID we owned to the Stock Buyers for approximately $0.8 million in cash. The stock sold represented approximately 45.6% of PSID’s issued and outstanding shares of common stock. The proceeds from the sale, less expenses, were used for debt repayment.
In addition, we entered into an Asset Purchase Agreement with PSID (“Asset Purchase Agreement”), whereby PSID acquired certain assets used or useful in the operation of the business of human-implantable passive radio-frequency products (“Human RFID Business”) in exchange for $0.5 million in cash. Under this agreement, among other things, PSID was assigned certain patents, obtained the right not to be sued by us for use of certain other patents held by us, was granted a license to use certain trade secrets and business know-how related to the Human RFID Business and was assigned our rights in the Glucose Sensor Development Agreement dated January 1, 2008 between us, PSID and Receptors, LLC. The proceeds from the sale, less expenses, were used for debt repayment.

Pursuant to the terms of the Asset Purchase Agreement, Joseph J. Grillo, our Chief Executive Officer and President, resigned as the chairman of the board of directors of PSID. In addition, several agreements were terminated including the 2006 Tax Allocation Agreement dated as of December 21, 2006 between us and PSID, the Letter Agreements dated May 15, 2008 and December 17, 2007 between us and PSID and an Amended and Restated Supply, License and Development Agreement dated as of December 27, 2005, as amended, between Destron Fearing and PSID.
In connection with these transactions, we entered into a sublease with IFTH and a former affiliate of ours, whereby IFTH subleased from us our former headquarters located in Delray Beach, FL and purchased lease prepayments made by us for approximately $0.2 million in cash. Blue Moon Energy Partners, LLC, which is managed by Scott Silverman and William J. Caragol, a current executive officer of PSID, was a majority owner of IFTH. On November 14, 2008, we also entered into a purchase order with PSID whereby they acquired certain inventory related to the Human RFID Business for approximately $0.2 million in cash. The proceeds from these two transactions were used for working capital.
Purchase Agreement with Blue Moon
In July 2008, we entered into a purchase agreement with Blue Moon, whereby we sold all our shares of IFTH. The partners of Blue Moon are current or former PSID executives or directors. See Note 16 for a further discussion.
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
Destron Fearing A/S’s Leased Facility
Destron Fearing A/S leased a 13,600 square foot building located in Hvidovre, Denmark. The building was occupied by Destron Fearing A/S’s administrative and production operations. Destron Fearing A/S leased the building from LANO Holding Aps. LANO Holding Aps is 100% owned by Lasse Nordfjeld, Destron Fearing A/S’s former CEO. The rent expense was $0.2 million for the year ended December 31, 2008. The lease agreement had no expiration but included a three month termination notice that was utilized by Destron Fearing A/S in October, 2008.
Sale of Thermo Life
On January 21, 2010, we entered into a purchase agreement and licensing agreement with Mr. Ingo Stark, the employee and scientist who was chiefly responsible for the development of Thermo Life’s patented technology, to sell him the remaining assets of Thermo Life for nil and granting him a license on the patents in exchange for any future royalty payments on any products that become commercialized using the patents. Thermo Life has never generated any revenue and has been included in our discontinued operations since 2008. The loss on this transaction was not significant.
Sale of Control Products Group
On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a small division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a UK entity controlled by Gary Lawrence, the manager of the Control Products division for the past several years. The purchase price of £400,000 was represented, in part, by a secured promissory note in the original principal amount of £374,000 issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. Gain recognition may be deferred based on applicable accounting guidance.
21. Restructuring, Severance and Separation Expenses
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
Restructuring charges and asset impairments were (in thousands):

	Animal	Emergency
	Identification	Identification	Corporate	Total
Year Ended December 31, 2009:
Restructuring and workforce reduction charges:
Severance	$347	$181	$—	$528
Contract termination	150	—	—	150

	$497	$181	$—	$678

Year Ended December 31, 2008:
Restructuring and workforce reduction charges:
Severance	$1,903	$597	$371	$2,871
Contract termination	—	—	354	354
Facility closing	453	—	—	453

	$2,356	$597	$725	$3,678

Asset impairment:
Fixed assets	$1,971	$—	$146	$2,117
Other assets	244	—	—	244

	$2,215	$—	$146	$2,361

In addition to the charges listed above, included in cost of goods sold for the year ended December 31, 2008 was approximately $1.5 million of inventory write-offs associated with the restructuring.

As of December 31, 2009, our restructuring accrual was as follows:

		Contract
		Termination
		and Facility
	Severance	Closing Costs	Total

Balance — January 1, 2009	$1,066	$478	$1,544

Additional expense	528	150	678
Cash payments	(1,291)	(396)	(1,687)

Balance — December 31, 2009	$303	$232	$535

22. Supplemental Cash Flow Information
The changes in operating assets and liabilities are as follows (in thousands):

	For the years ended
	December 31,
	2009	2008

Decrease in accounts receivable and unbilled receivables	$1,304	$385
(Increase) decrease in inventories	(2,166)	730
Decrease in other current assets	392	666
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,047)	2,867

	$(2,517)	$4,648

We had the following non-cash investing and financing activities (in thousands):

	For the years ended
	December 31,
	2009	2008

Issuance of common stock, warrants, and options for business acquisition	$—	$6,879
Issuance of common stock for purchase of equipment	186	—
Issuance of common stock for legal settlement	400	500
Issuance of common stock for SEDA commitment fee	125	—
Issuance of common stock for deferred financing fee	800
Issuance of warrants in connection with financings	—	744
Assets acquired for long-term debt and capital leases	—	330
23. Subsequent Events
Registered Direct Offering
On February 9, 2010, we sold, in a registered direct offering, 3,385,000 shares of our common stock and warrants to purchase 1,354,000 shares of common stock to two institutional investors pursuant to the terms of a securities purchase agreement we entered into on February 3, 2010. The purchase price of the securities was $1.7 million in the aggregate. We entered into a placement agent agreement with Chardan Capital Markets, LLC (“Chardan”) relating to our registered direct offering where we agreed to pay Chardan a placement agent fee of 6.0% of the gross proceeds from the sale. The net proceeds from the sale, after deducting the placement agent fee and other offering expenses, were approximately $1.6 million and were used primarily to cover the repayment of existing term debt obligations as discussed above.

The exercise price of the warrants is $0.50 per share and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. If at the time of exercise, the registration statement relating to the shares underlying the warrants is not effective, or if the related prospectus is not available for use, then a holder of warrants may elect to exercise warrants using a net exercise (i.e., cashless exercise) mechanism. The warrants are entitled to “full-ratchet” anti-dilution protection. If we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, other securities or other property pro rata to the record holders of any class of the shares of common stock (the “Purchase Rights”), the holders of warrants are entitled to acquire such Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon the complete exercise of the holder’s warrants. We may not enter into certain fundamental transactions, such as a merger, consolidation, sale of substantially all assets, tender offer or exchange offer with respect to our common stock or reclassification of our common stock, unless the successor entity assumes in writing all of our obligations under the warrants. If certain fundamental transactions occur with respect to us or our “significant subsidiaries” as defined by Rule 1-02 of Regulation S-X, at the holder’s request within fifteen days after each fundamental transaction (“Holder Option Period”), we or the successor entity shall purchase the warrants from the holder for an amount equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. If such redemption option is not exercised by the holder during the Holding Option Period, we have an option to repurchase the unexercised portion of the warrants for the same amount within ten days after the expiration of the Holder Option Period. We have estimated the value of the warrants to be approximately $0.5 million based on the Black-Scholes valuation model and using the following assumptions: dividend yield of 0.0%; volatility of 124.14%; expected life of seven years; and a risk-free rate of 3.08%. The value of the warrants will be reflected in our consolidated balance sheet beginning in February 2010 as a liability and the warrants will be required to be revalued at each reporting period. Going forward, changes in the value of the warrants will result in increases or decreases in other income (expense) in our consolidated statement of operations.
Termination of Standby Equity Distribution Agreement
On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we could from time to time, at our discretion, sell newly-issued shares of our common stock to YA SPV. We issued shares of our common stock under the SEDA pursuant to a Registration Statement on Form S-3 (Registration No. 333-159880), declared effective by the SEC on July 9, 2009 wherein we registered 3.0 million shares of our common stock.
The SEDA required payment of a commitment fee payable to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily VWAP for the three trading days after the date of the Agreement. During the year ended December 31, 2009, we issued approximately 2.9 million shares of our common stock and received approximately $2.8 million in cash under the SEDA. On January 19, 2010, we issued an additional 0.1 million shares of our common stock and received approximately $0.1 million in cash under the SEDA. In connection with the registered direct offering discussed above, we terminated the SEDA effective February 4, 2010.
Sale of Thermo Life
On January 21, 2010, we sold the assets of Thermo Life to Ingo Stark, an employee and scientist at Thermo Life, as more fully discussed in Note 20.
Sale of Control Products Group
On January 25, 2010, we sold our Control Products Group division to Gary Lawrence, the manager of the Control Products division for the past several years. This sale is more fully discussed in Note 20.
Settlement of Note Receivable
On February 24, 2010, we entered into a letter amendment to the Secured Promissory Note (the “Note”) between Customer Service Delivery Platform Corporation (“CSDP”) and Florida Decision Corporation (“FDC,” formerly known as Pacific Decision Sciences Corporation) dated as of June 2, 2008. In accordance with the amendment, CSDP made a payment of approximately $0.7 million on March 8, 2010 which represented payment in full of all remaining amounts due on the Note. The discounted book value of the note on the payment date was approximately $0.9 million. As a result, we will record a loss on the settlement during the first quarter of 2010 of approximately $0.2 million. Upon final payment, FDC delivered a security interest release to CSDP which confirmed the release of all security interests granted by CSDP to FDC pursuant to the terms of the Note.
We have evaluated subsequent events through the date the Form 10-K was filed.

Exhibit Index

Exhibit
Number		Description

2.1
Agreement and Plan of Merger dated January 14, 2008 among the Company, GT Acquisition Sub, Inc., Geissler Technologies Corporation and the individuals named therein (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

2.2
Asset Purchase Agreement among the Company, Pacific Decision Sciences Corporation and Customer Service Delivery Platform Corporation dated June 2, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2008)

2.3
Stock Purchase Agreement between the Company and Blue Moon Energy Partners LLC dated August 1, 2008 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2008)

3.1
Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 7, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 25, 2007)

3.2
Certificate of Elimination to Certificate of Designations filed with the Secretary of State of Missouri on April 5, 2007 (incorporated by reference to Exhibit 3.4 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company dated December 21, 2007 (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement on Schedule 14(a) filed with the Commission on April 28, 2008)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company dated October 31, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company dated November 10, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2008)

3.7		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.8		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

10.1
Voting Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.2	*
1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-11294) filed with the Commission on December 2, 1999)

10.3	*
Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 3, 2004)

10.4	*
Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.5	*
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.6	*
Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.7	*
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.8	*
Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

Exhibit
Number		Description

10.9	*	Incentive and Recognition Policy dated April 2, 2007 (incorporated by reference to Exhibit 10.112 to the registrant’s Annual Report on Form 10-K/A filed with the Commission on April 6, 2007)

10.10	*
Employment Agreement effective as of January 1, 2008 between Applied Digital Solutions, Inc. and Joseph J. Grillo (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2008)

10.11	*
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.12	*
Employment Agreement, dated March 24, 2008, by and between the registrant and Parke H. Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the Commission on July 9, 2008)

10.13	*
Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended and Restated through June 20, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)

10.14	*
Form of Amendment to the Option Agreements issued to Joseph Grillo and Parke Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2008)

10.15	*
Form of Stock Option Agreement under the 2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.102 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009)

10.16	*
Digital Angel Corporation 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement Under The Securities Act of 1933 on Form S-8 filed with the Commission on October 16, 2009)

10.17
Form of Series B Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.18
Form of Series D Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.19
Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.20
Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.21
Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.22		Letter of Support Issued to Danske Bank A/SM (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.23
Letter Agreement regarding Amendment of $13,500,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.24
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

10.27
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

10.28
Omnibus Amendment Agreement dated February 29, 2008 among Applied Digital Solutions, Inc., Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV II, Corp., Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.141 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2008)

10.29
Securities Purchase Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.30
Secured Term Note dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.31
Letter Agreement regarding Amendment of $7,000,000 Note dated as of February 29, 2008 among Applied Digital Solutions, Inc., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.32
Subordination Agreement dated as of February 29, 2008 among Applied Digital Solutions, Inc., VeriChip Corporation and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.33
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

10.34
Master Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.35
Stock Pledge Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Computer Equity Corporation, Digital Angel Corporation and Digital Angel Technology Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.36
Intellectual Property Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.37
Intercreditor Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC and Valens Offshore SPV II, Corp. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.38
Guaranty by Applied Digital Solutions, Inc. in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.39
Amendment and Partial Assignment of Loans, Liens and Documents dated August 31, 2007 among Kallina Corporation, Valens U.S. SPV I, LLC, and certain other parties named therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.40
Amendment and Partial Assignment of Loans, Liens and Documents dated August 31, 2007 among Kallina Corporation, Valens Offshore SPV II, Corp., and certain other parties named therein (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.41
Intellectual Property Security Agreement dated August 31, 2007 between Applied Digital Solutions, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.42
Secured Term Note dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International in favor of Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

Exhibit
Number	Description

10.43
Digital Angel Corporation Security Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.44
Subordination Agreement dated August 31, 2007 among Applied Digital Solutions, Inc., Kallina Corporation, Valens Offshore SPV II, Corp. and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.45
Secured Revolving Note dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Digital Angel International in favor of Kallina Corporation (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.46
Security Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., Digital Angel International, and Kallina Corporation (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.47
Stock Pledge Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation and Kallina Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.48
Intellectual Property Security Agreement dated August 31, 2007 among Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Kallina Corporation (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.49
Registration Rights Agreement dated August 31, 2007 between Destron Fearing Corporation (formerly Digital Angel Corporation) and Kallina Corporation (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.50
Subsidiary Guaranty by Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., and Digital Angel International in favor of Kallina Corporation dated August 31, 2007 (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K/A filed with the Commission on November 7, 2007)

10.51
Settlement Agreement and General Release dated September 28, 2007 among Hark M. Vasa, H&K Vasa 1999 Family Limited Partnership, H&K Vasa 2000 Family Limited Partnership, Applied Digital Solutions, Inc. and Pacific Decision Sciences Corporation (f/k/a PDS Acquisition Corporation) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007)

10.52
Letter Agreement dated December 20, 2007 between PositiveID Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2007)

10.53
Joinder Agreement dated January 14, 2008 between GT Acquisition Sub, Inc. and Kallina Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.54
Joinder Agreement dated January 14, 2008 among GT Acquisition Sub, Inc., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and PSource Structured Debt Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2008)

10.55
Letter Agreement dated as of February 29, 2008 between PositiveID Corporation and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2008)

10.56
Amendment No. 1, dated January 5, 2008, to the Product Supply and Distribution Agreement dated February 13, 2007 between Digital Angel Corporation and Schering-Plough Home Again LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.57
Guarantee by Applied Digital Solutions, Inc. in favor of The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.58
Non-Competition Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

Exhibit
Number	Description

10.59
Intercompany Letter Agreement by and between Applied Digital Solutions, Inc. and PositiveID Corporation dated as of May 15, 2008 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.60
Consent and Waiver Agreement by and among Laurus Master Fund, Ltd., Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., PSource Structured Debt Limited, and Applied Digital Solutions, Inc. dated as of May 15, 2008 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.61
Secured Promissory Note from Customer Service Delivery Platform Corporation dated June 2, 2008 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2008)

10.62
Security Agreement between Customer Service Delivery Platform Corporation and Applied Digital Solutions, Inc. dated June 2, 2008 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 6, 2008)

10.63
Stock Purchase Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2008)

10.64
Noncompetition and Confidentiality Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2008)

10.65
Omnibus Amendment between Digital Angel Corporation, Laurus Master Fund, Ltd., Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC, Psource Structured Debt Limited and LV Administrative Services, Inc. dated July 21, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2008)

10.66
Letter Agreement dated September 30, 2008 between Digital Angel Corporation, Laurus Master Fund, LTD, Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp. and Psource Structured Debt Limited and consented to by Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc. and Fearing Manufacturing Co. Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2008)

10.67
Secured Term Note dated September 30, 2008 payable by Digital Angel Corporation to Valens Offshore SPV II Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2008)

10.68
Agreement dated September 30, 2008 between Digital Angel Corporation and Valens Offshore SPV II Corp. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2008)

10.69
Stock Purchase Agreement dated November 12, 2008 between Digital Angel Corporation, Scott Silverman and R&R Consulting Partners, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2008)

10.70
Asset Purchase Agreement dated November 12, 2008 between Digital Angel Corporation and Positive ID Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2008)

10.71
Letter Agreement dated November 26, 2008 between Digital Angel Corporation, Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc., Laurus Master Fund, Ltd, Kallina Corporation, Valens Offshore SPV I, Ltd., Valens Offshore SPV II Corp, Valens US SPV I, LLC, Psource Structured Debt Limited and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.101 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009

10.72
Recourse Invoice Discounting Agreement between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.73
Standard Conditions for the Purchase of Debts (Edition A/2004) Incorporated into the Confidential Invoice Discounting Agreement Made between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.74
Standby Equity Distribution Agreement dated as of July 10, 2009 by and between YA Global Master SPV Ltd. and Digital Angel Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2009

10.75	Amendment No. 1 to the Standby Equity Distribution Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2009)

Exhibit
Number		Description

10.76
Form of Letter Agreement dated November 5, 2009 between Digital Angel Corporation, Laurus Master Fund, Ltd, Kallina Corporation, Valens U.S. SPV I LLC, Valens Offshore SPV I Ltd, Valens Offshore SPV II Corp. and PSource Structured Debt Limited and consented to by Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc. and Fearing Manufacturing Co. Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 12, 2009)

10.77
Amendment to Letter Agreement dated December 14, 2009 between Digital Angel Corporation, Laurus Master Fund, LTD, Kallina Corporation, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., Valens Offshore SPV II, Corp., Psource Structured Debt Limited, LV Administrative Services, Inc., Destron Fearing Corporation, Digital Angel Technology Corporation, Digital Angel International, Inc., Fearing Manufacturing Co. Inc. and Florida Decision Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2009)

10.78
Securities Purchase Agreement by and among Digital Angel Corporation and Iroquois Master Fund Ltd. and Alpha Capital Anstalt dated February 4, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.79
Digital Angel Corporation’s Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.80
Placement Agency Agreement with Chardan Capital Markets, LLC dated February 3, 2010 (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.81	**
Asset Sale and Purchase Agreement Relating to Certain Assets of Signature Industries Limited’s marine business “McMurdo” between Signature Industries Limited, McMurdo Limited, Digital Angel Corporation and Orolia SA dated November 20, 2009

21.1	**	List of Subsidiaries of Digital Angel Corporation

23.1	**	Consent of Eisner LLP

31.1	**	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	**	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	**	Certification by Joseph J. Grillo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Lorraine M. Breece Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Management contract or compensatory plan.

**	- Filed herewith.