Form 10-Q
period 2010-03-31
DIGITAL ANGEL CORP
filed 2010-05-17
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2010

Common Stock, $.01 par value per share	28,048,986 shares

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,819	$1,895
Restricted cash	—	202
Accounts receivable, net of allowance for doubtful accounts of $946 and $906 at March 31, 2010 and December 31, 2009, respectively	8,448	7,220
Note receivable	121	450
Inventories	9,338	9,531
Other current assets	2,046	2,064
Current assets of discontinued operations	1,117	2,334

Total current assets	23,889	23,696

Property and equipment, net	6,843	7,349
Goodwill	3,339	3,343
Intangible assets, net	11,012	11,447
Note receivable	482	596
Other assets, net	537	599
Other assets of discontinued operations	—	14

Total Assets	$46,102	$47,044

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$7,446	$9,297
Accounts payable	8,111	8,083
Advances from factors	2,225	1,241
Accrued expenses	6,510	6,580
Deferred gain on sale	1,081	960
Deferred revenue	741	548
Current liabilities of discontinued operations	1,552	2,555

Total current liabilities	27,666	29,264

Long-term debt and notes payable	301	392
Other liabilities	1,804	1,445

Total Liabilities	29,771	31,101

Commitments and contingencies:

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 27,576 and 23,479)	276	235
Additional paid-in capital	590,207	588,652
Accumulated deficit	(572,312)	(571,203)
Accumulated other comprehensive income (loss) — foreign currency translation	(1,825)	(1,737)

Total Digital Angel Corporation stockholders’ equity	16,346	15,947
Noncontrolling interest	(15)	(4)

Total Stockholders’ Equity	16,331	15,943

Total Liabilities and Stockholders’ Equity	$46,102	$47,044

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-	For the Three-
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009

Revenue	$12,255	$13,866

Cost of sales	6,978	8,371

Gross profit	5,277	5,495

Selling, general and administrative expenses	5,403	6,540
Research and development expenses	273	305
Severance and separation expenses	141	—

Total operating expenses	5,817	6,845

Operating loss	(540)	(1,350)

Interest and other income (expense), net	(472)	20
Interest expense	(352)	(527)

Loss from continuing operations before income tax provision	(1,364)	(1,857)

Provision for income taxes	(10)	(4)

Loss from continuing operations	(1,374)	(1,861)

Income from discontinued operations, net of income taxes of nil and $7 (attributable to Digital Angel Corporation)	259	655

Net loss	(1,115)	(1,206)

Loss (income) attributable to the noncontrolling interest, continuing operations	8	(2)
Income attributable to the noncontrolling interest, discontinued operations	(2)	(10)

Net loss attributable to Digital Angel Corporation	$(1,109)	$(1,218)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders — basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.05)	$(0.11)
Income from discontinued operations, net of noncontrolling interest	0.01	0.04

Net loss	$(0.04)	$(0.07)

Weighted average number of common shares outstanding — basic and diluted	25,854	17,255
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three-Months Ended March 31, 2010
(in thousands)

	Digital Angel Corporation Shareholders
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2009	23,479	$235	$588,652	$(571,203)	$(1,737)	$(4)	$15,943

Net loss	—	—	—	(1,109)	—	(6)	(1,115)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(88)	(5)	(93)

Total comprehensive loss				(1,109)	(88)	(11)	(1,208)

Issuance of common stock for services	619	6	397	—	—	—	403
Sale of common stock	3,385	34	1,659	—	—	—	1,693
Sale of common stock under the Standby Equity Distribution Agreement	93	1	60	—	—	—	61
Financing fees	—	—	(165)	—	—	—	(165)
Share-based compensation	—	—	196	—	—	—	196
Stock issuance costs	—	—	(66)	—	—	—	(66)
Issuance of warrants	—	—	(526)	—	—	—	(526)

Balance, March 31, 2010	27,576	$276	$590,207	$(572,312)	$(1,825)	$(15)	$16,331

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Three-	For the Three-
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities
Net loss	$(1,115)	$(1,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(259)	(655)
Equity compensation and administrative expenses	196	115
Depreciation and amortization	848	998
Amortization of debt discount and financing costs	149	149
Allowance for doubtful accounts	40	(2)
Allowance for inventory excess and obsolescence	(537)	236
Change in fair value of warrant liability	214	17
Changes in assets and liabilities:
Decrease (increase) in restricted cash	190	(175)
Increase in accounts receivable	(1,282)	(837)
Decrease in inventories	334	13
Decrease in other current assets	116	50
Increase in accounts payable, accrued expenses and other liabilities	523	1,639
Net cash provided by discontinued operations	360	348

Net Cash (Used in) Provided by Operating Activities	(223)	690

Cash Flows From Investing Activities
Decrease in notes receivable	422	105
Payments for property and equipment	(41)	(266)
Net cash used in discontinued operations	—	(106)

Net Cash Provided by (Used in) Investing Activities	381	(267)

Cash Flows From Financing Activities
Net amounts borrowed (paid) on notes payable	758	(107)
Net payments of long-term debt	(1,506)	(636)
Sale of common stock	1,693	128
Sale of common stock under the Standby Equity Distribution Agreement	61	—
Stock issuance costs	(66)	(4)
Financing costs	(165)	—
Net cash provided by discontinued operations	—	116

Net Cash Provided by (Used in) Financing Activities	775	(503)

Net Increase (Decrease) In Cash and Cash Equivalents	933	(80)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(11)

Cash and Cash Equivalents — Beginning of Period	1,895	1,413

Cash and Cash Equivalents — End of Period	$2,819	$1,322

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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2010.
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
Currently, we operate in two business segments: Animal Identification, which comprises the operations of our wholly-owned subsidiary, Destron Fearing Corporation (“Destron”), and Emergency Identification, which comprises the operations of our 98.5%-owned subsidiary, Signature Industries Limited (“Signature”). Our segments are discussed in Note 6.
Recent Events
On April 30, 2010, we entered into an agreement to sell our Clifford and Snell business unit of Signature (“Clifford & Snell”) for £2.3 million (approximately $3.5 million). See Note 14 for further discussion.
Discontinued Operations
In 2008, our board of directors decided to sell our wholly-owned subsidiary Thermo Life Energy Corp. (“Thermo Life”) and in 2009, decided to sell our ownership in our business unit, McMurdo Limited (“McMurdo”). During the first quarter of 2010, we sold our Control Products group (a division of Signature) (“Control Products Group”). The decisions to sell these businesses were made as part of management’s strategy to streamline our operations to focus our efforts on the Animal Identification segment. As a result, these businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 9.
Related Parties
We have in the past entered into various related party transactions. Each of these transactions is described in Note 20 to our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010, we had the following related party transactions:
•	On January 21, 2010, we sold the assets of Thermo Life to Ingo Stark, an employee and scientist at Thermo Life.
•	On January 25, 2010, we sold our Control Products Group to Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee.
Both sales are more fully discussed in Note 9.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Basis of Presentation (continued)
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales and potential sales of certain business units, and through other investing and financing sources to operate our business for the next twelve months ending March 31, 2011, including refinancing our revolving credit line, which matures in August 2010 and a mortgage loan which matures on November 1, 2010.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations during 2010 although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2010. As of March 31, 2010, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our revolving line of credit with Kallina Corporation (“Kallina”), which matures in August 2010; (ii) our mortgage note which matures in November 2010; (iii) our factoring lines; and (iv) our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, our debt obligation to Danske Bank is due on demand and we are required to make monthly principal payments as more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations at the current level, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business.
2. Impact of Recently Issued Accounting Standards
In February 2010, the Financial Accounting Standards Board (FASB) issued an amendment to the guidance on subsequent events that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.
3. Inventories
Inventories, net of writedowns for excess and obsolescence, consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Raw materials	$8,121	$7,829
Work in process	462	741
Finished goods	755	961

Total inventory	$9,338	$9,531

We had $7.5 million and $7.6 million of our inventory at foreign locations at March 31, 2010 and December 31, 2009, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended
	March 31,
	2010	2009
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations, net of noncontrolling interest	$(1,366)	$(1,863)
Income from discontinued operations, net of noncontrolling interest	257	645

Net loss attributable to common stockholders	$(1,109)	$(1,218)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	25,854	17,255

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations, net of noncontrolling interest	$(0.05)	$(0.11)
Discontinued operations, net of noncontrolling interest	0.01	0.04

Total — basic and diluted	$(0.04)	$(0.07)

(1)	The following stock options and warrants outstanding as of March 31, 2010 and 2009 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	March 31,
	2010	2009
	(in thousands)
Stock options	3,189	2,786
Warrants	1,591	314
Restricted stock	456	25

Total	5,236	3,125

5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The following are descriptions of our financing agreements that have been entered into, modified or terminated during 2010:
Senior Secured Non-Convertible Term Notes
In August 2006, we entered into a non-convertible term note (“2006 Note”) with Laurus Master Fund, Ltd. (“Laurus”) in the original principal amount of $13.5 million. The 2006 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In August 2007, we entered into a $7.0 million non-convertible term note (“2007 Note”) with Kallina Corporation (“Kallina”) pursuant to the terms of a Securities Purchase Agreement between us and Kallina. The 2007 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In October 2008, we entered into a letter agreement with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited (collectively referred to as the “Lenders”) and issued a $2.0 million senior secured, non-convertible term note (the “2008 Note”) to the Lenders which accrued interest at a rate equal to 12% and was due in full on February 1, 2010. The 2006 Note, the 2007 Note and the 2008 Note (collectively the “Existing Debt Obligations”) allowed for optional redemption without a prepayment penalty.
At December 31, 2009, the remaining amount owed under our Existing Debt Obligations was approximately $1.4 million. On February 1, 2010, the maturity date, we paid the final balance of approximately $1.4 million on the Existing Debt Obligations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Financings (continued)
Registered Direct Offering
On February 9, 2010, we sold, in a registered direct offering, 3,385,000 shares of our common stock and warrants to purchase 1,354,000 shares of common stock to two institutional investors pursuant to the terms of a securities purchase agreement we entered into on February 3, 2010. The purchase price of the securities was $1.7 million in the aggregate. We entered into a placement agent agreement with Chardan Capital Markets, LLC (“Chardan”) relating to our registered direct offering where we agreed to pay Chardan a placement agent fee of 6.0% of the gross proceeds from the sale. The net proceeds from the sale, after deducting the placement agent fee and other offering expenses, were approximately $1.6 million and were used primarily to cover the repayment of the Existing Debt Obligations discussed above.
The exercise price of the warrants is $0.50 per share, and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. If at the time of exercise, the registration statement relating to the shares underlying the warrants is not effective, or if the related prospectus is not available for use, then a holder of warrants may elect to exercise warrants using a net exercise (i.e., cashless exercise) mechanism. The warrants are entitled to “full-ratchet” anti-dilution protection. If we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, other securities or other property pro rata to the record holders of any class of the shares of common stock (the “Purchase Rights”), the holders of warrants are entitled to acquire such Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon the complete exercise of the holder’s warrants. We may not enter into certain fundamental transactions, such as a merger, consolidation, sale of substantially all assets, tender offer or exchange offer with respect to our common stock or reclassification of our common stock, unless the successor entity assumes in writing all of our obligations under the warrants. If certain fundamental transactions occur with respect to us or our “significant subsidiaries” as defined by Rule 1-02 of Regulation S-X, at the holder’s request within fifteen days after each fundamental transaction (“Holder Option Period”), we or the successor entity shall purchase the warrants from the holder for an amount equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. If such redemption option is not exercised by the holder during the Holding Option Period, we have an option to repurchase the unexercised portion of the warrants for the same amount within ten days after the expiration of the Holder Option Period. We have estimated the initial value of the warrants to be approximately $0.5 million based on the Black-Scholes valuation model and using the following assumptions: dividend yield of 0.0%; volatility of 124.14%; expected life of seven years; and a risk-free rate of 3.08%. The value of the warrants are reflected in our consolidated balance sheet as a liability and the warrants are required to be revalued at each reporting period. Based on the valuation at March 31, 2010, we recorded other expense of approximately $0.2 million during the three-months ended March 31, 2010. We determined the value at March 31, 2010 to be approximately $0.7 million, based on the Black-Scholes valuation model and using the following assumptions: dividend yield of 0.0%; volatility of 124.9%; expected life of 6.7 years and a risk-free rate of 3.3%. Going forward, changes in the value of the warrants will result in additional increases or decreases in other income (expense) in our consolidated statement of operations.
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
The SEDA required payment of a commitment fee to YA SPV in an amount equal to $125,000. We delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily volume weighted average price for the three trading days after the date of the Agreement. We issued an aggregate of approximately 3.0 million shares of our common stock and received an aggregate of approximately $2.9 million in cash under the SEDA, of which 0.1 million shares of our common stock were issued and approximately $0.1 million in cash was received during the first quarter of 2010. In connection with the registered direct offering discussed above, we terminated the SEDA effective February 4, 2010.

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
Animal Identification
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and equine applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe are crucial for asset management and for disease control and food safety. This segment’s principal products are:
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
Emergency Identification
Our Emergency Identification segment develops, manufactures and markets GPS and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations as well as sound horn alarms. This segment’s principal products are:
•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve military and commercial markets; and
•	alarm sounders for industrial use and other electronic components.
Corporate and Eliminations
Our Corporate and Eliminations category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment expenses, assets and liabilities. This category also includes certain selling, general and administrative expenses associated with corporate activities and interest expense and interest and other income associated with corporate activities and functions. Included in the Corporate and Eliminations category as of March 31, 2010 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed during 2011 to 2016, as they will no longer be considered our legal obligations.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Segment Information (continued)
The following is selected segment data as of and for the periods ended:

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Three-Months Ended March 31, 2010
Revenue	$8,990	$3,265	$—	$12,255
Operating income (loss)	1,134	(541)	(1,133)	(540)
Income (loss) from continuing operations before income tax provision	775	(553)	(1,586)	(1,364)

Total assets of continuing operations	$25,166	$13,771	$6,048	$44,985

As of and For the Three-Months Ended March 31, 2009
Revenue	$8,760	$5,106	$—	$13,866
Operating (loss) income	(163)	210	(1,397)	(1,350)
(Loss) income from continuing operations before income tax provision	(714)	189	(1,332)	(1,857)

Total assets of continuing operations	$28,884	$16,891	$8,690	$54,465
7. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee plans, which were outstanding as of December 31, 2009, and are more fully described in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
During the three-months ended March 31, 2010 and 2009, we recorded approximately $0.1 million and $0.1 million, respectively, in compensation expense related to stock options granted to our employees.
Stock Option Activity
There were no options granted during the three-months ended March 31, 2010 and 2009.
A summary of our stock option activity as of March 31, 2010, and changes during the three-months then ended, is presented below (in thousands, except per share amounts):

		Weighted		Aggregate
	Stock	Average	Weighted Average	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2010	3,189	$15.05
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	3,189	15.02	5.6	$45	*

Vested or expected to vest at March 31, 2010	3,044	$14.18	4.7	$39	*

Exercisable at March 31, 2010	2,356	$19.84	4.3	$28	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.60 per share at March 31, 2010.
There were no option exercises during the three-months ended March 31, 2010 and 2009. At March 31, 2010, we had approximately 0.8 million options available for issuance in our plans. The total cash value of potential option exercises at March 31, 2010 was approximately $89 thousand and would have a de minimus dilution impact to our stockholders’ ownership.
As of March 31, 2010, there was approximately $0.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of shares vested during the three-months ended March 31, 2010 and 2009, was approximately $0.2 million and $0.2 million, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Stock Options and Restricted Stock (continued)
A summary of the status of our nonvested stock options as of March 31, 2010 and changes during the three-months ended March 31, 2010, is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Stock Options	Fair Value

Nonvested at January 1, 2010	889	$1.14
Granted	—	—
Vested	(57)	2.87
Forfeited or expired	—	—

Nonvested at March 31, 2010	833	$1.03

In addition to the stock options presented above, Thermo Life has approximately 4.4 million fully vested stock options outstanding. These stock options have no intrinsic value as of March 31, 2010 and Thermo Life’s two options plans have been discontinued with respect to future grants. On January 21, 2010, we sold and licensed the assets of Thermo Life as more fully discussed in Note 9.
Restricted Stock
In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is five years. As a result, we recorded compensation expense of approximately $0.1 million and $12 thousand in 2010 and 2009, respectively, associated with such restricted stock grants.
8. Income Taxes
Our effective income provision tax rate was 1.2% and 0.2% for the three-months ended March 31, 2010 and 2009, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. At March 31, 2010, we had aggregate net operating loss carryforwards of approximately $279.7 million for income tax purposes that expire in various amounts from 2013 through 2029. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of $269.8 million, $69.2 million relates to Destron Fearing and approximately $9.9 million relates to foreign loss carryforwards. These foreign net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of March 31, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2010 and 2009.
The amount of any benefit from our US tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during 2009, thus approximately $198.0 million is limited under IRC section 382. As a result of this limitation, we estimate that approximately $19.0 million of these losses will be available to offset future taxable income, with the remainder being available to offset certain built-in gains, with both amounts subject to expiration provisions. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or our subsidiaries or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Income Taxes (continued)
We, in combination with our subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. At March 31, 2010, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.
9. Discontinued Operations
During the three-months ended March 31, 2008, our board of directors agreed to sell our wholly-owned subsidiary, Thermo Life. During the three-months ended December 31, 2009, our board of directors decided to sell our ownership of McMurdo and during the three-months ended March 31, 2010, we sold our Control Products Group. Thermo Life is a development company with patented rights to a thin-film thermoelectric generator; McMurdo was a manufacturer of emergency locator beacons; and Control Products Group manufactures and distributes electronic relay switches for nuclear power applications. The decisions to sell these businesses were made as part of management’s strategy to streamline our operations to focus our efforts on the Animal Identification segment. The assets of each of these businesses had been sold or licensed as of March 31, 2010.
As a result of the board of directors’ decision and the subsequent sale of the operations of Thermo Life, McMurdo and Control Products Group, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.
Sale of McMurdo
On November 2, 2009, we, together with Signature and McMurdo, entered into a definitive agreement to sell substantially all of the assets of Signature’s U.K.-based McMurdo business unit for $10.0 million in cash (“the McMurdo Purchase Agreement”). The purchaser was France-based Orolia Group (“Orolia”), a high-technology firm specializing in positioning, navigation and timing solutions for critical operations.
On November 20, 2009, pursuant to the terms of the McMurdo Purchase Agreement, we completed the sale of McMurdo. At closing, the parties amended the McMurdo Purchase Agreement to reduce the amount to be held in escrow to $1.0 million, to assign to the buyer the obligation for certain trade and vendor payables in existence at the time of closing, and to exclude certain product lines and related assets from the transaction (which product lines and assets were retained by Signature in exchange for a $250,000 credit against the purchase price). As a result of these amendments and the adjustment for actual inventory levels at the time of closing, the consideration paid at closing totaled approximately $9.6 million, of which approximately $8.8 million was paid to Signature in cash and approximately $0.8 million was retained by the buyer to pay the retained trade and vendor payables. The remaining $1.0 million of the proceeds will be held in escrow for up to 12 months. The proceeds were used to pay debt obligations and to fund working capital. Both the Company and Orolia guaranteed performance to the other, thus we have guaranteed Signature’s obligations under the McMurdo Purchase Agreement, on a fully subordinated basis to the senior notes.
Sale of Thermo Life
On January 21, 2010, we entered into a purchase agreement and licensing agreement with Ingo Stark, the employee and scientist who was chiefly responsible for the development of Thermo Life’s patented technology, to sell him the remaining assets of Thermo Life for nil and granting him a license on the patents in exchange for any future royalty payments on any products that become commercialized using the patents. Thermo Life has never generated any revenue and has been included in our discontinued operations since 2008. The loss on this transaction was not significant.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Discontinued Operations (continued)
Sale of Control Products Group
On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a small division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a UK entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £400,000 was represented, in part, by a non-interest bearing promissory note in the original principal amount of £374,000 issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. The promissory note is secured but subordinated to a £30,000 working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million) which will be amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.
The following table, in thousands, presents the results of operations of our discontinued operations for the three-months ended March 31, 2010 and 2009:

	Three-Months Ended
	March 31,
	2010	2009

Revenue	$70	$3,941
Cost of sales	(60)	2,182

Gross profit	130	1,759

Selling, general and administrative expenses	18	996
Research and development expenses	—	159

Operating income	112	604

Interest and other income (expense), net	147	44

Income from discontinued operations before income tax benefit	259	648

Income tax benefit	—	7

Income from discontinued operations	$259	$655

Income from discontinued operations per common share — basic and diluted	$0.01	$0.04
Weighted average number of common shares outstanding — basic and diluted	25,854	17,255
The results above do not include any allocated or common overhead expenses. In the fourth quarter of 2009, we recorded a gain on the sale of McMurdo of approximately $2.1 million, net of U.K. income taxes of $0.5 million. Upon the receipt of the funds held in escrow in connection with the McMurdo sale, if any, such proceeds will be recorded as additional gain on sale.
The net liabilities of discontinued operations as of March 31, 2010 and December 31, 2009, which represented the net liabilities of Thermo Life, McMurdo and the Control Products Group, were comprised of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Cash	$3	$66
Accounts receivable	1,017	1,964
Inventory	97	304

Total current assets	1,117	2,334
Fixed assets	—	14

Total assets	$1,117	$2,348

Accounts payable	$164	$300
Accrued expenses and other current liabilities	1,388	2,255

Total liabilities	$1,552	$2,555

Net liabilities of discontinued operations	$(435)	$(207)

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended
	March 31,
	2010	2009
	(in thousands)
Net loss	$(1,115)	$(1,206)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(93)	(123)

Total comprehensive loss	$(1,208)	$(1,329)

The other comprehensive loss during the three-months ended March 31, 2010 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron Fearing A/S’s functional currency. Approximately $(5) thousand and $(2) thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three-months ended March 31, 2010 and 2009, respectively.
11. Supplemental Cash Flow Information
In the three-months ended March 31, 2010 and 2009, we had the following non-cash financing activities:

	Three-Months Ended March 31,
	2010	2009
	(in thousands)
Non-cash financing activities:
Issuance of shares of common stock for purchase of equipment	$—	$186
Cash paid for:
Interest	$232	$393
Taxes	10	5
12. Restructuring Accrual
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
As of March 31, 2010, our restructuring accrual was as follows:

		Lease and
	Severance	Building Costs	Total

Balance, January 1, 2010	$303	$232	$535

Cash payments	(196)	(85)	(281)

Balance, March 31, 2010	$107	$147	$254

We anticipate that cash covering of the remaining restructuring costs will be expended over the next six months.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Legal Proceedings
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
Additionally, we are party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.
14. Subsequent Events
Sale of Clifford & Snell
On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million at current exchange rates) (“the Clifford & Snell Purchase Agreement”). The purchaser is R.Stahl Ltd., a subsidiary of R.Stahl AG, a public company based in Waldenburg, Germany (“R.Stahl”). R.Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. Clifford & Snell manufactures electronic alarm sounders which are used to provide audible and or visual signals which alert personnel in hazardous areas, including the oil and petrochemical industry, and in the fire and security market. During the three-months ended March 31, 2010 and 2009, Clifford & Snell’s revenues were approximately £0.5 million (approximately $0.8 million) and approximately £1.0 million (approximately $1.4 million), respectively, and did not represent a significant disposition in accordance with Article 1 of Regulation S-X.
The transaction is structured as a cash-free, debt-free sale of the Clifford & Snell assets for cash consideration of £2.3 million in cash (approximately $3.5 million). The purchase price was structured into two payments; £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R.Stahl will purchase products from Signature before taking full control of manufacturing operations. On April 30, 2010, we received approximately £1.1 million (approximately $1.7 million) in cash net proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby invoice discounting line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow for up to eighteen months. Both the Company and R.Stahl AG are issuing guarantees of subsidiary performance to the other.
Issuance of Common Stock to Hark M. Vasa
On April 15, 2010, we issued 314,375 shares of our common stock to Hark M. Vasa in accordance with a price protection provision of a settlement agreement with Mr. Vasa dated September 28, 2007. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
We currently operate in two business segments and engage in the following principal business activities:
Animal Identification — We develop, manufacture and market visual and radio frequency identification (“RFID”) products under the brand name Destron Fearing to customers worldwide. Destron Fearing products include visual and electronic tags and implantable RFID microchips that identify, track and locate animals, including bio-sensing chips that measure an animal’s temperature. These products promote recovery of lost pets, livestock herd management, environmental protection, and animal health while fulfilling the requirements of certain government regulations aimed at insuring the safety of food supplies throughout the world. Our Animal Identification business is headquartered in Minnesota, with direct and indirect, wholly and majority-owned subsidiaries located in Europe and South America.
Emergency Identification — We develop, manufacture and market emergency identification products that are enabled through global positioning system (“GPS”) technology, and sold worldwide under the brand name SARBE™. This segment’s principal products are search and rescue beacons that safeguard people and high-value assets utilizing intelligent communications and emergency messaging services for telemetry, mobile data and satellite radio communications. SARBE safety products are sold to government and military customers worldwide. The Emergency Identification segment includes our 98.5% owned subsidiary, Signature Industries Limited (“Signature”), which is headquartered in the United Kingdom.
Our business segments are more fully discussed in Note 6 to our accompanying condensed consolidated financial statements.
Summary of our Results of Operations
During the three-months ended March 31, 2010, as compared to the three-months ended March 31, 2009, our revenue decreased approximately $1.6 million, or 11.6%, to $12.3 million. The decrease in revenue is primarily due to a decrease in sales at the Sarbe division of our Emergency Identification segment. Our operating loss was $0.5 million in the three-months ended March 31, 2010 as compared to an operating loss of $1.4 million in the three-months ended March 31, 2009. We attribute the improvement in our operating loss to the increase in gross margin at our Animal Identification segment and the company-wide reduction in selling, general and administrative expenses.
Recent Events
On April 30, 2010, we sold our Clifford and Snell business unit of Signature (“Clifford & Snell”), as further discussed in Note 14. Clifford & Snell’s sales were £0.9 million (approximately $1.3 million) and £1.0 million (approximately $1.4 million) during the three-months ended March 31, 2010 and 2009, respectively. Clifford & Snell’s results are currently included in our continuing operations but will be presented in discontinued operations going forward.
Critical Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2009 contains further information regarding our critical accounting policies.
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

	For the Three-Months Ended
	March 31,
	2010	2009

Revenue	100.0%	100.0%
Cost of sales	56.9	60.4

Gross profit	43.1	39.6

Selling, general and administrative expenses	44.1	47.1
Research and development expenses	2.2	2.2
Severance and separation expenses	1.2	—

Operating loss	(4.4)	(9.7)

Interest and other (expense) income, net	(3.8)	0.1
Interest expense	(2.9)	(3.8)

Loss from continuing operations before income tax benefit	(11.1)	(13.4)

Provision for income taxes	(0.1)	—

Loss from continuing operations	(11.2)	(13.4)

Income from discontinued operations	2.1	4.7

Net loss	(9.1)	(8.7)

Loss attributable to the noncontrolling interest, continuing operations	0.1	—
Income attributable to the noncontrolling interest, discontinued operations	—	(0.1)

Net loss attributable to Digital Angel Corporation	(9.0)%	(8.8)%

Results of Operations by Segment
Three-Months Ended March 31, 2010 Compared to Three-Months Ended March 31, 2009
Animal Identification

	Three-Months Ended March 31,
		% of		% of
	2009	Revenue	2009	Revenue	Change
	(in thousands, except percentages)

Revenue	$8,990	100.0%	$8,760	100.0%	$230	2.6%
Cost of sales	5,347	59.5	5,981	68.3	(634)	(10.6)

Gross profit	3,643	40.5	2,779	31.7	864	31.2

Selling, general and administrative expenses	2,236	24.9	2,637	30.1	(401)	(15.2)
Research and development expenses	273	3.0	305	3.4	(32)	(10.5)

Operating income (loss)	$1,134	12.6%	$(163)	(1.8)%	$1,297	NM

NM — Not meaningful

Revenues
Our Animal Identification segment’s revenue increased approximately $0.2 million for the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. The increase is due to approximately 0.2 million more units of our fish chips sold during the quarter as well as higher sales of our LifeChip product and electronic tag sales. The increase is slightly offset by decreased sales in Europe primarily due to a lower volume of sales to Austria.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $0.9 million in the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. The increase in gross profit is primarily due to lower material costs for fish and companion animal transponders as well as lower overhead costs relating to decreased salaries, brokerage and depreciation, slightly offset by an increase in inbound freight costs. The gross profit margin increased to 40.5% in the three-months ended March 31, 2010 as compared to 31.7% in the three-months ended March 31, 2009. We primarily attribute the increase in gross profit margin to the items discussed above.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.4 million in the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. The decrease in selling, general and administrative expenses is primarily the result of decreased salaries, legal and accounting costs, depreciation and travel. Selling, general and administrative expenses as a percentage of revenue decreased from 30.1% to 25.2% primarily due to the decrease in expenses discussed above.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses remained relatively constant during the three-months ended March 31, 2010 as compared to the three-months ended March 31, 2009. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Outlook and Trends
We anticipate our Animal Identification segment’s sales and profits to increase in 2010 as compared to 2009. We expect to achieve higher gross profits and to reduce selling, general and administrative expenses as we continue to control costs and implement cost savings measures. However, we are unable to quantify such possible operating efficiencies at this time.
We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.
Emergency Identification

	Three-Months Ended March 31,
		% of		% of
	2010	Revenue	2009	Revenue	Change
	(in thousands, except percentages)

Revenue	$3,265	100.0%	$5,106	100.0%	$(1,841)	(36.1)%
Cost of sales	1,631	50.0	2,390	46.8	(759)	(31.8)

Gross profit	1,634	50.0	2,716	53.2	(1,082)	(39.8)

Selling, general and administrative expenses	2,175	66.6	2,506	49.1	(331)	(13.2)

Operating (loss) income	$(541)	(16.6)%	$210	4.1%	$(751)	NM

NM — Not meaningful

Revenues
Our Emergency Identification segment’s revenue decreased approximately $1.8 million in the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. The decrease in revenue is primarily due to a decrease in sales at our SARBE division of approximately $1.2 million due to lower G2R sales as well as decreased sales to the U.S. Air Force. In addition, we experienced lower sales at our Communications and Clifford & Snell divisions.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $1.1 million in the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. The decrease is primarily due to the related decrease in sales during the first quarter of 2010. First quarter gross profit margin was 50.0% in the three-months ended March 31, 2010 as compared to 53.2% in the first quarter of 2009. Gross profit margin decreased due to slightly lower margins on our Clifford & Snell alarms products as well as the write off of approximately $0.1 million of costs associated with a U.S. Air Force contract.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.3 million in the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. This decrease in selling, general and administrative expenses relates primarily to decrease in personnel costs as a result of the restructuring implemented in the prior year. In addition, there were decreases in engineering consumables as well as audit and legal fees, slightly offset by exchange rate losses. As a percentage of revenue, selling, general and administrative expenses increased to 66.6% in the three-months ended March 31, 2010 from 49.1% in the three-months ended March 31, 2009. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from decrease in sales discussed above.
Outlook and Trends
We anticipate our Emergency Identification segment’s sales to decrease in 2010 as compared to 2009 primarily due to a reduction in sales of Sarbe products. Prior year’s sales were positively impacted by the required transition to higher satellite frequency beacons. In addition, our sales will be reduced as a result of the sale of Clifford & Snell, which is more fully discussed in Note 14 of our accompanying condensed consolidated financial statements. Some of this reduction may be offset by late year sales of products to the U.K. Ministry of Defense, which sales have been delayed as a result of extended testing and certification requirements. However, we expect operating profits to improve in 2010 as compared to 2009 primarily as a result of reduced asset impairments and selling, general and administrative expenses. However, we are unable to quantify such possible operating efficiencies at this time.
We believe that the future will bring both military and commercial market opportunities. However, going forward, we intend to focus on growing our Animal Identification business.
Corporate/Eliminations

	Three-Months Ended March 31,
	2010	2009	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	992	1,397	(405)	(29.0)
Severance and separation expenses	141	—	141	NM

Operating loss	$(1,133)	$(1,397)	$264	18.9

NM — Not meaningful

Selling, General and Administrative Expenses
Corporate’s selling, general and administrative expenses decreased approximately $0.4 million for the three-months ended March 31, 2010 compared to the three-months ended March 31, 2009. The decrease is primarily due to the result of a decrease in the bonus accrual and decreased audit fees during the quarter. Slightly offsetting the decrease was an increase in the non-cash compensation expense due to the granting of options and restricted stock to certain executives and management in October 2009.
Severance and Separation Expenses
Corporate’s severance and separation expenses in the three-months ended March 31, 2010 related to the accrual of costs associated with certain headcount reductions.
Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense) was approximately $(0.5) million in the three-months ended March 31, 2010 compared to $20 thousand in the three-months ended March 31, 2009. The expense in the three-months ended March 31, 2010 is due to recording an expense of approximately $0.2 million as a result of revaluing our outstanding warrants in accordance with the Contracts in Entity’s Own Equity Subtopic of the Derivatives and Hedging Topic of the Codification. We also recorded approximately $0.2 million of other expense due to the write off of the discounted portion of a note receivable during the first quarter of 2010.
Interest Expense
Interest expense was $0.4 million and $0.5 million for the three-months ended March 31, 2010 and 2009, respectively. The decrease was primarily due to the final payment of $1.4 million of our Existing Term Debt Obligations with Laurus and affiliates on February 1, 2010.
Income Taxes
We had an income tax provision of $10 thousand for the three-months ended March 31, 2010 compared to a provision of $4 thousand in the same period of 2009. We have recorded certain state and foreign income taxes during the three-months ended March 31, 2010 and 2009. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of March 31, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2010.
Net Loss from Continuing Operations Attributable to Digital Angel Corporation
During the three-months ended March 31, 2010 and 2009, we reported a loss from continuing operations of approximately $1.1 million and $1.9 million, respectively. The decrease in the loss for the three-months ended March 31, 2010 compared to March 31, 2009 relates primarily to the increase in gross margin at our Animal Identification segment and the company-wide reduction in selling, general and administrative expenses. Each of these items is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $2.8 million and $1.9 million at March 31, 2010 and December 31, 2009.
Operating activities (used) provided cash of $(0.2) million and $0.7 million during the three-months ended March 31, 2010 and 2009, respectively. During the three-months ended March 31, 2010, cash was primarily used by the increase in accounts receivable. During the three-months ended March 31, 2009, cash was provided primarily from the increase in accounts payable.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $1.2 million, or 17.0%, to $8.4 million at March 31, 2010, from $7.2 million at December 31, 2009. The increase was primarily due to our Animal Identification segment as a result of increased sales during the first quarter of 2010 as compared to the fourth quarter of 2009. We anticipate our accounts receivable to decrease going forward due to the sale of our Clifford & Snell business in April 2010.

•	Inventories decreased 2.0% to $9.3 million at March 31, 2010 from $9.5 million at December 31, 2008. The decrease was principally due to general fluctuations in inventory levels. We expect our inventory levels to decrease slightly in 2010 due to the sale of our Clifford & Snell business in April 2010 (whose inventory was approximately $0.5 million at March 31, 2010), as well as to shipments of our Sarbe radios during 2010.

•	Accounts payable remained relatively constant at $8.1 million at both March 31, 2010 and December 31, 2009. Our Animal Identification and Corporate segment’s accounts payable decreased due to the general timing of payments which was offset by an increase in accounts payable at our Emergency Identification segment which relates to a backlog of purchase orders as a result of the change in suppliers. We anticipate our accounts payable to decrease during 2010.

•	Accrued expenses decreased slightly to $6.5 million at March 31, 2010 compared to $6.6 million at December 31, 2009. We expect our accrued expenses to decrease in 2010 as we make payments for accrued bonuses, director’s fees and other accrued liabilities.
Investing activities provided (used) cash of $0.4 million and $(0.3) million during the three-months ended March 31, 2010 and 2009, respectively. The amounts provided (used) in 2010 and 2009 were primarily from the decrease in notes receivable and the payments for purchases of fixed assets, respectively.
Financing activities provided (used) cash of $0.8 million and $(0.5) million during the three-months ended March 31, 2010 and 2009, respectively. In the first quarter of 2010, cash was primarily provided by the sale of common stock to two investors for approximately $1.7 million as well an increase in borrowings on outstanding lines of credits. These sources were slightly offset by payments on long term debt of approximately $1.5 million. The use of cash in the first quarter of 2009 was primarily due to payments on debt.
Financial Condition
As of March 31, 2010, we had a working capital deficit of approximately $3.8 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.
In addition to our cash on hand, at March 31, 2010 we had approximately $1.0 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina Corporation (“Kallina”); (ii) an invoice discounting agreement with Bibby; (iii) a factoring agreement with Nordisk Factoring A/S; and (iv) a line of credit with Danske Bank. Each of these facilities are more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$2,673	$729
Bibby invoice discounting agreement	1,621	272
Nordisk factoring agreement	604	—
Danske Bank line of credit	2,429	—

	$7,327	$1,001

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately, at any given time, without prior notice. Our Nordisk factoring agreement provides that either party may terminate the agreement by giving a three month notice. During the term of notice, Nordisk is entitled to reduce the financing availability at its discretion. As of March 31, 2010, we were in compliance with the covenants under our credit agreements.

The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sale and potential sales of certain business units, and through other investing and financing sources to operate our business for the next twelve months ending March 31, 2011, including refinancing our revolving credit line, which matures in August 2010 and a mortgage loan which matures on November 1, 2010.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations during 2010, although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2010. As of March 31, 2010, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our revolving line of credit with Kallina Corporation (“Kallina”), which matures in August 2010; (ii) our mortgage note which matures in November 2010; (iii) our factoring lines; and (iv) our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, our debt obligation to Danske Bank is due on demand and we are required to make monthly principal payments as more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations at the current level, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business.
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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our growth strategies including, without limitation, our ability to deploy our products and services including rTag and Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to refinance our revolving credit facility and mortgage note, both of which mature in 2010;

•	our ability to maintain compliance with covenants under our credit facilities, including our ability to make principal and interest payments when due;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we can achieve profitability in the future;

•	our ability to fund our operations;

•	our expectations for the borrowings under the Danske Bank line of credit, the Nordisk factoring agreement as well as the Bibby invoice discounting agreement, which are payable on demand and/or could be terminated at any time without notice;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our reliance on a single source of supply for certain of our implantable microchips;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If any such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	our ability to comply with the obligations in various registration rights agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls;

•	our ability to maintain our listing on the Nasdaq Capital Market and the effect of a delisting;

•	our ability to continue operations at the current level; and

•	our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 1, 2010 and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.
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
The information in this quarterly report is as of March 31, 2010, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended March 31, 2010. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.
Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our first fiscal quarter of 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 13 to the Condensed Consolidated Financial Statements in Part I, Item I is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 11, 2010, we issued 205,479 shares of our common stock to Randolph Geissler in connection with an employment agreement. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On April 15, 2010, we issued 314,375 shares on our common stock to Hark M. Vasa in connection with a price protection provision of a settlement agreement. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)
Date: May 17, 2010	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Senior Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith