Form 10-Q
period 2010-06-30
DIGITAL ANGEL CORP
filed 2010-08-16
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2010
Common Stock, $.01 par value per share	28,147,703 shares

DIGITAL ANGEL CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,903	$1,895
Restricted cash	—	202
Accounts receivable, net of allowance for doubtful accounts of $847 and $906 at June 30, 2010 and December 31, 2009, respectively	6,160	6,370
Note receivable	99	450
Inventories	9,127	8,980
Other current assets	2,412	2,064
Current assets of discontinued operations	1,424	3,735

Total current assets	22,125	23,696

Property and equipment, net	6,068	6,998
Goodwill	3,332	3,343
Intangible assets, net	10,578	11,447
Note receivable	347	596
Other assets, net	791	599
Other assets of discontinued operations	—	365

Total Assets	$43,241	$47,044

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current maturities of long-term debt	$6,671	$9,297
Accounts payable	7,395	7,905
Advances from factors	1,229	1,240
Accrued expenses	6,291	6,580
Deferred gain on sale	1,600	960
Deferred revenue	762	548
Current liabilities of discontinued operations	2,345	2,734

Total current liabilities	26,293	29,264

Long-term debt and notes payable	226	392
Other liabilities	1,688	1,445

Total Liabilities	28,207	31,101

Commitments and contingencies:

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 28,087 and 23,479)	281	235
Additional paid-in capital	590,517	588,652
Accumulated deficit	(574,085)	(571,203)
Accumulated other comprehensive income (loss) — foreign currency translation	(1,666)	(1,737)

Total Digital Angel Corporation stockholders’ equity	15,047	15,947
Noncontrolling interest	(13)	(4)

Total Stockholders’ Equity	15,034	15,943

Total Liabilities and Stockholders’ Equity	$43,241	$47,044

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-	For the Three-
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009

Revenue	$8,678	$10,297

Cost of sales	5,465	6,354

Gross profit	3,213	3,943

Selling, general and administrative expenses	4,708	5,567
Research and development expenses	235	263
Restructuring, severance and separation expenses	1,074	313

Total operating expenses	6,017	6,143

Operating loss	(2,804)	(2,200)

Interest and other income (expense), net	117	114
Interest expense	(318)	(541)

Loss from continuing operations before income tax provision	(3,005)	(2,627)

Provision for income taxes	(5)	(52)

Loss from continuing operations	(3,010)	(2,679)

Income from discontinued operations, net of income taxes of nil and $7	1,240	1,786

Net loss	(1,770)	(893)

Loss attributable to the noncontrolling interest, continuing operations	16	230
Income attributable to the noncontrolling interest, discontinued operations	(18)	(247)

Net loss attributable to Digital Angel Corporation	$(1,772)	$(910)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders — basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.10)	$(0.14)
Income from discontinued operations, net of noncontrolling interest	0.04	0.09

Net loss	$(0.06)	$(0.05)

Weighted average number of common shares outstanding — basic and diluted	28,002	17,857
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Six-	For the Six-
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009

Revenue	$19,592	$22,726

Cost of sales	11,805	14,067

Gross profit	7,787	8,659

Selling, general and administrative expenses	9,768	11,681
Research and development expenses	509	568
Restructuring, severance and separation expenses	1,215	313

Total operating expenses	11,492	12,562

Operating loss	(3,705)	(3,903)

Interest and other income (expense), net	(355)	135
Interest expense	(671)	(1,068)

Loss from continuing operations before income tax provision	(4,731)	(4,836)

Provision for income taxes	(15)	(56)

Loss from continuing operations	(4,746)	(4,892)

Income from discontinued operations, net of income taxes of nil and $15	1,860	2,793

Net loss	(2,886)	(2,099)

Loss attributable to the noncontrolling interest, continuing operations	29	233
Income attributable to the noncontrolling interest, discontinued operations	(25)	(262)

Net loss attributable to Digital Angel Corporation	$(2,882)	$(2,128)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders — basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.18)	$(0.28)
Income from discontinued operations, net of noncontrolling interest	0.07	0.16

Net loss	$(0.11)	$(0.12)

Weighted average number of common shares outstanding — basic and diluted	26,934	17,558
See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six-Months Ended June 30, 2010
(in thousands)

	Digital Angel Corporation Shareholders
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2009	23,479	$235	$588,652	$(571,203)	$(1,737)	$(4)	$15,943

Net loss	—	—	—	(2,882)	—	(4)	(2,886)
Comprehensive loss:
Foreign currency translation	—	—	—	—	71	(5)	66

Total comprehensive loss				(2,882)	71	(9)	(2,820)

Issuance of common stock for services	815	8	458	—	—	—	466
Issuance of common stock and cash for price protection under the terms of a legal settlement	314	3	(43)	—	—	—	(40)
Sale of common stock	3,385	34	1,659	—	—	—	1,693
Sale of common stock under the Standby Equity Distribution Agreement	94	1	60	—	—	—	61
Financing fees	—	—	(165)	—	—	—	(165)
Share-based compensation	—	—	493	—	—	—	493
Stock issuance costs	—	—	(71)	—	—	—	(71)
Issuance of warrants	—	—	(526)	—	—	—	(526)

Balance, June 30, 2010	28,087	$281	$590,517	$(574,085)	$(1,666)	$(13)	$15,034

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six-	For the Six-
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities
Net loss	$(2,886)	$(2,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(1,860)	(2,793)
Equity compensation and administrative expenses	505	219
Depreciation and amortization	1,634	1,917
Amortization of debt discount and financing costs	297	300
Allowance for doubtful accounts	(59)	100
Allowance for inventory excess and obsolescence	(245)	—
Change in fair value of warrant liability	87	(4)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	172	(179)
Decrease in accounts receivable	147	855
Increase in inventories	(298)	(1,611)
Decrease in other current assets	268	155
Increase in accounts payable, accrued expenses and other liabilities	139	1,974
Net cash provided by discontinued operations	3,794	2,882

Net Cash Provided by Operating Activities	1,695	1,716

Cash Flows From Investing Activities
Decrease in notes receivable	594	209
Increase in other assets	(291)	(55)
Payments for property and equipment	(11)	(373)
Net cash used in discontinued operations	(38)	(145)

Net Cash Provided by (Used in) Investing Activities	254	(364)

Cash Flows From Financing Activities
Amounts paid on notes payable	(1,712)	(2,194)
Net payments of debt	(730)	(974)
Sale of common stock	1,693	127
Sale of common stock under the Standby Equity Distribution Agreement	61	—
Stock issuance costs	(71)	(43)
Financing costs	(165)	—
Net cash provided by discontinued operations	—	864

Net Cash Used in Financing Activities	(924)	(2,220)

Net Increase (Decrease) In Cash and Cash Equivalents	1,025	(869)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17)	(4)

Cash and Cash Equivalents — Beginning of Period	1,895	1,414

Cash and Cash Equivalents — End of Period	$2,903	$542

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
Discontinued Operations
In 2008, our board of directors decided to sell our wholly-owned subsidiary Thermo Life Energy Corp. (“Thermo Life”) and in 2009, decided to sell our ownership in Signature’s business unit, McMurdo Limited (“McMurdo”). During the first and second quarter of 2010, we sold our Control Products business unit (“Control Products Group”) and Clifford and Snell business unit (“Clifford & Snell”), respectively, both of which were divisions of Signature. The decisions to sell these businesses were made as part of management’s strategy to streamline our operations to focus our efforts on the Animal Identification segment. As a result, these businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 9.
Related Parties
We have in the past entered into various related party transactions. Each of these transactions is described in Note 20 to our Annual Report on Form 10-K for the year ended December 31, 2009. During the six months ended June 30, 2010, we had the following related party transactions:
•	On January 21, 2010, we sold the assets of Thermo Life to Ingo Stark, an employee and scientist at Thermo Life.

•	On January 25, 2010, we sold our Control Products Group to Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee.
Both sales are more fully discussed in Note 9.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
1. Basis of Presentation (continued)
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales and potential sales of certain business units, and through other investing and financing sources to operate our business for the next twelve months ending June 30, 2011, including refinancing our revolving credit line, which matures on August 31, 2010 and a mortgage loan which matures on November 1, 2010.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. In the second quarter of 2010, we determined to substantially complete the restructuring of our Corporate segment which will result in the elimination of our corporate structure and the associated costs of a separate headquarters and several management positions. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations during 2010 although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2010. As of June 30, 2010, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our revolving line of credit with Kallina Corporation (“Kallina”), which matures August 31, 2010; (ii) our mortgage note which matures November 1, 2010; (iii) our factoring lines; and (iv) our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, our debt obligation to Danske Bank is due on demand and we are required to make monthly principal payments as more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
2. Impact of Recently Issued Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance on subsequent events that removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.
3. Inventories
Inventories, net of writedowns for excess and obsolescence, consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$8,578	$7,446
Work in process	195	738
Finished goods	354	796

Total inventory	$9,127	$8,980

We had $7.3 million and $7.1 million of our inventory at foreign locations at June 30, 2010 and December 31, 2009, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
4. Loss Per Share
A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Loss from continuing operations, net of noncontrolling interest	$(2,994)	$(2,449)	$(4,717)	$(4,659)
Income from discontinued operations, net of noncontrolling interest	1,222	1,539	1,835	2,531

Net loss attributable to common stockholders	$(1,772)	$(910)	$(2,882)	$(2,128)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	28,002	17,857	26,934	17,558

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations, net of noncontrolling interest	$(0.10)	$(0.14)	$(0.18)	$(0.28)
Discontinued operations, net of noncontrolling interest	0.04	0.09	0.07	0.16

Total — basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.12)

(1)	The following stock options and warrants outstanding as of June 30, 2010 and 2009 were not included in the computation of dilutive (loss) income per share because the net effect would have been anti-dilutive:

	June 30,
	2010	2009
	(in thousands)
Stock options	3,169	2,765
Warrants	1,577	314
Restricted stock	412	25

Total	5,158	3,104

5. Financings
We have entered into various financing agreements as more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The following are descriptions of our financing agreements that have been entered into, modified or terminated during 2010:
Senior Secured Term Notes
In August 2006, we entered into a term note (“2006 Note”) with Laurus Master Fund, Ltd. (“Laurus”) in the original principal amount of $13.5 million. The 2006 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In August 2007, we entered into a $7.0 million term note (“2007 Note”) with Kallina Corporation (“Kallina”) pursuant to the terms of a Securities Purchase Agreement between us and Kallina. The 2007 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In October 2008, we entered into a letter agreement with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited (collectively referred to as the “Lenders”) and issued a $2.0 million senior secured, non-convertible term note (the “2008 Note”) to the Lenders which accrued interest at a rate equal to 12% and was due in full on February 1, 2010. The 2006 Note, the 2007 Note and the 2008 Note (collectively the “Debt Obligations”) allowed for optional redemption without a prepayment penalty.
At December 31, 2009, the remaining amount owed under our Debt Obligations was approximately $1.4 million. On February 1, 2010, the maturity date, we paid the final balance of approximately $1.4 million on the Debt Obligations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
5. Financings (continued)
Registered Direct Offering
On February 9, 2010, we sold, in a registered direct offering, 3,385,000 shares of our common stock and warrants to purchase 1,354,000 shares of common stock to two institutional investors pursuant to the terms of a securities purchase agreement we entered into on February 3, 2010. The purchase price of the securities was $1.7 million in the aggregate. We entered into a placement agent agreement with Chardan Capital Markets, LLC (“Chardan”) relating to our registered direct offering where we agreed to pay Chardan a placement agent fee of 6.0% of the gross proceeds from the sale. The net proceeds from the sale, after deducting the placement agent fee and other offering expenses, were approximately $1.6 million and were used primarily to cover the repayment of the Debt Obligations discussed above.
The exercise price of the warrants is $0.50 per share, and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. If at the time of exercise, the registration statement relating to the shares underlying the warrants is not effective, or if the related prospectus is not available for use, then a holder of warrants may elect to exercise warrants using a net exercise (i.e., cashless exercise) mechanism. The warrants are entitled to “full-ratchet” anti-dilution protection. If we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, other securities or other property pro rata to the record holders of any class of the shares of common stock (the “Purchase Rights”), the holders of warrants are entitled to acquire such Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon the complete exercise of the holder’s warrants. We may not enter into certain fundamental transactions, such as a merger, consolidation, sale of substantially all assets, tender offer or exchange offer with respect to our common stock or reclassification of our common stock, unless the successor entity assumes in writing all of our obligations under the warrants. If certain fundamental transactions occur with respect to us or our “significant subsidiaries” as defined by Rule 1-02 of Regulation S-X, at the holder’s request within fifteen days after each fundamental transaction (“Holder Option Period”), we or the successor entity shall purchase the warrants from the holder for an amount equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. If such redemption option is not exercised by the holder during the Holding Option Period, we have an option to repurchase the unexercised portion of the warrants for the same amount within ten days after the expiration of the Holder Option Period. We have estimated the initial value of the warrants to be approximately $0.5 million based on the Black-Scholes valuation model and using the following assumptions: dividend yield of 0.0%; volatility of 124.14%; expected life of seven years; and a risk-free rate of 3.08%. The value of the warrants is reflected in our consolidated balance sheet as a liability and the warrants are required to be revalued at each reporting period. Based on the valuation at June 30, 2010, we recorded other income (expense) of approximately $0.1 million and $(0.1) million during the three and six-months ended June 30, 2010, respectively. We determined the value at June 30, 2010 to be approximately $0.6 million, based on the Black-Scholes valuation model and using the following assumptions: dividend yield of 0.0%; volatility of 127.4%; expected life of 6.5 years and a risk-free rate of 2.4%. Going forward, changes in the value of the warrants will result in additional increases or decreases in other income (expense) in our consolidated statement of operations.
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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
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
Animal Identification
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and equine applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe are crucial for asset management and for disease control and food safety. This segment’s principal products are visual and electronic ear tags for livestock and implantable microchips and RFID scanners for the companion pet, livestock, horses, fish and wildlife industries.
Emergency Identification
Our Emergency Identification segment develops, manufactures and markets GPS and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations. This segment’s principal products are GPS-enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve military and commercial markets.
Corporate and Eliminations
Our Corporate and Eliminations category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment expenses, assets and liabilities. This category also includes certain selling, general and administrative expenses associated with corporate activities and interest expense and interest and other income associated with corporate activities and functions. Included in the Corporate and Eliminations category as of June 30, 2010 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed during 2011 to 2016, as they will no longer be considered our legal obligations.
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
The following is selected segment data as of and for the periods ended (in thousands):

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Three-Months Ended June 30, 2010
Revenue	$7,385	$1,293	$—	$8,678
Operating income (loss)	295	(1,099)	(2,000)	(2,804)
Income (loss) from continuing operations before income tax provision	16	(1,110)	(1,911)	(3,005)

Total assets of continuing operations	$23,608	$12,807	$5,402	$41,817

As of and For the Three-Months Ended June 30, 2009
Revenue	$7,499	$2,798	$—	$10,297
Operating loss	(503)	(676)	(1,021)	(2,200)
Loss from continuing operations before income tax provision	(995)	(691)	(941)	(2,627)

Total assets of continuing operations	$26,876	$17,103	$7,897	$51,876

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
6. Segment Information (continued)

				Total From
	Animal	Emergency	Corporate/	Continuing
	Identification	Identification	Eliminations	Operations
As of and For the Six-Months Ended June 30, 2010
Revenue	$16,375	$3,217	$—	$19,592
Operating income (loss)	1,428	(2,001)	(3,132)	(3,705)
Income (loss) from continuing operations before income tax provision	790	(2,023)	(3,498)	(4,731)

Total assets of continuing operations	$23,608	$12,807	$5,402	$41,817

As of and For the Six-Months Ended June 30, 2009
Revenue	$16,259	$6,467	$—	$22,726
Operating loss	(666)	(819)	(2,418)	(3,903)
Loss from continuing operations before income tax provision	(1,709)	(854)	(2,273)	(4,836)

Total assets of continuing operations	$26,876	$17,103	$7,897	$51,876
7. Stock Options and Restricted Stock
Stock Option Plans
We and our subsidiaries have stock-based employee plans, which were outstanding as of December 31, 2009, and are more fully described in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
During the second quarter of 2010, our shareholders approved an amendment to our 2003 Flexible Stock Plan to increase the number of authorized shares of common stock issuable under the plan from 2,875,000 to 4,000,000. No other changes were made.
During the three-months ended June 30, 2010 and 2009, we recorded approximately $0.1 million and $0.1 million, respectively, in compensation expense related to stock options granted to our employees. During the six-months ended June 30, 2010 and 2009, we recorded approximately $0.2 million and $0.2 million, respectively, in compensation expense related to stock options granted to our employees.
Stock Option Activity
There were no options granted during the six-months ended June 30, 2010 and 2009. A summary of our stock option activity as of June 30, 2010, and changes during the six-months then ended, is presented below (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2010	3,189	$15.05
Granted	—	—
Exercised	—	—
Forfeited or expired	20	61.57

Outstanding at June 30, 2010	3,169	14.75	5.4	$11	*

Vested or expected to vest at June 30, 2010	3,029	$13.88	4.5	$11	*

Exercisable at June 30, 2010	2,349	$19.44	4.1	$11	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.50 per share at June 30, 2010.
There were no option exercises during the six-months ended June 30, 2010 and 2009. At June 30, 2010, we had approximately 1.7 million options available for issuance in our plans. The total cash value of potential option exercises at June 30, 2010 was approximately $20 thousand and would have a de minimus dilution impact to our stockholders’ ownership.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
7. Stock Options and Restricted Stock (continued)
As of June 30, 2010, there was approximately $0.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The total fair value of shares vested during the three-months ended June 30, 2010 and 2009, was approximately $34 thousand and $34 thousand, respectively. The total fair value of shares vested during the six-months ended June 30, 2010 and 2009, was approximately $0.2 million and $0.2 million, respectively.
A summary of the status of our nonvested stock options as of June 30, 2010 and changes during the six-months ended June 30, 2010, is presented below (in thousands, except per share amounts):

		Weighted
		Average
	Stock	Grant-Date
	Options	Fair Value

Nonvested at January 1, 2010	889	$1.14
Granted	—	—
Vested	(70)	2.84
Forfeited or expired	—	—

Nonvested at June 30, 2010	820	$1.00

In addition to the stock options presented above, Thermo Life has approximately 4.4 million fully vested stock options outstanding. These stock options have no intrinsic value as of June 30, 2010 and Thermo Life’s two options plans have been discontinued with respect to future grants. On January 21, 2010, we sold the assets of Thermo Life as more fully discussed in Note 9.
Restricted Stock
In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is five years. As a result, we recorded compensation expense of approximately $0.1 million and $10 thousand in the three-months ended June 30, 2010 and 2009, respectively, associated with such restricted stock grants. We recorded compensation expense of approximately $0.2 million and $22 thousand in the six-months ended June 30, 2010 and 2009, respectively, associated with such restricted stock grants.
8. Income Taxes
Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. At June 30, 2010, we had aggregate net operating loss carryforwards of approximately $276.0 million for income tax purposes that expire in various amounts from 2013 through 2029. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of $266.1 million, $69.2 million relates to Destron Fearing and approximately $9.9 million relates to foreign loss carryforwards. These foreign net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of June 30, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2010 and 2009.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
8. Income Taxes (continued)
The amount of any benefit from our US net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during 2009, thus approximately $192.7 million is limited under IRC section 382. As a result of this limitation, we estimate that approximately $18.7 million of these losses will be available to offset future taxable income, with the remainder being available to offset certain built-in gains, with both amounts subject to expiration provisions. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or our subsidiaries or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.
We, in combination with our subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. At June 30, 2010, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.
9. Discontinued Operations
We sold our ownership of McMurdo during the three-months ended December 31, 2009, our Control Products Group and Thermo Life during the three-months ended March 31, 2010 and Clifford & Snell during the three-months ended June 30, 2010. McMurdo is a manufacturer of emergency locator beacons; Thermo Life is a development company with patented rights to a thin-film thermoelectric generator; Control Products Group manufactures and distributes electronic relay switches for nuclear power applications; and Clifford & Snell manufactures electronic alarm sounders which are used to provide audible and or visual signals which alert personnel in hazardous areas, including the oil and petrochemical industry, and in the fire and security market. The decisions to sell these businesses were made as part of management’s strategy to streamline our operations to focus our efforts on the Animal Identification segment.
As a result of the board of directors’ decision and the subsequent sale of the operations of Thermo Life, McMurdo, Control Products Group and Clifford & Snell, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.
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
On November 20, 2009, pursuant to the terms of the McMurdo Purchase Agreement, we completed the sale of McMurdo. At closing, the parties amended the McMurdo Purchase Agreement to reduce the amount to be held in escrow to $1.0 million, to assign to the buyer the obligation for certain trade and vendor payables in existence at the time of closing, and to exclude certain product lines and related assets from the transaction (which product lines and assets were retained by Signature in exchange for a $250,000 credit against the purchase price). As a result of these amendments and the adjustment for actual inventory levels at the time of closing, the consideration paid at closing totaled approximately $9.6 million, of which approximately $8.8 million was paid to Signature in cash and approximately $0.8 million was retained by the buyer to pay the retained trade and vendor payables. The remaining $1.0 million of the proceeds will be held in escrow for 12 months. The proceeds were used to pay debt obligations and to fund working capital. Both the Company and Orolia guaranteed performance to the other, thus we have guaranteed Signature’s obligations under the McMurdo Purchase Agreement, on a fully subordinated basis to the senior notes.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
9. Discontinued Operations (continued)
In the fourth quarter of 2009, we recorded a gain on the sale of McMurdo of approximately $2.1 million, net of U.K. income taxes of $0.5 million. Upon the receipt of the funds held in escrow in connection with the McMurdo sale, if any, such proceeds will be recorded as additional gain on sale.
Sale of Thermo Life
On January 21, 2010, we entered into agreements with Ingo Stark, the employee and scientist who was chiefly responsible for the development of Thermo Life’s patented technology, to sell him the remaining assets of Thermo Life for nil and granting him a license on the patents in exchange for any future royalty payments on any products that become commercialized using the patents. Thermo Life has never generated any revenue and has been included in our discontinued operations since 2008. The loss on this transaction was not significant.
Sale of Control Products Group
On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a small division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. As of June 30, 2010, approximately $20 thousand has been collected on the promissory note. The promissory note is secured but subordinated to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million) which will be amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.
Sale of Clifford & Snell
On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million at current exchange rates) (“the Clifford & Snell Purchase Agreement”). The purchaser was R.Stahl Ltd., a subsidiary of R.Stahl AG, a public company based in Waldenburg, Germany (“R.Stahl”). R.Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. During the three-months ended March 31, 2010 and 2009, Clifford & Snell’s revenues were approximately £0.5 million (approximately $0.8 million) and approximately £1.0 million (approximately $1.4 million), respectively, and did not represent a significant disposition in accordance with Article 1 of Regulation S-X.
Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments; £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R.Stahl will purchase products from Signature. On April 30, 2010, we received approximately £1.2 million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby invoice discounting line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow and paid out in two equal installments, net of any claims, on January 30, 2011 and October 30, 2011. Both the Company and R.Stahl AG issued guarantees of subsidiary performance to the other.
In the second quarter of 2010, we recorded a gain on the sale of Clifford & Snell of approximately £0.7 million (approximately $1.0 million). Upon the receipt of the funds held in escrow in connection with the Clifford & Snell sale, if any, such proceeds will be recorded as additional gain on sale.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
9. Discontinued Operations (continued)
The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three and six-months ended June 30, 2010 and 2009:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$1,360	$6,925	$2,771	$12,302
Cost of sales	1,025	3,797	1,601	6,637

Gross profit	335	3,128	1,170	5,665

Selling, general and administrative expenses	118	1,665	480	3,087
Research and development expenses	—	184	—	344

Operating income	217	1,279	690	2,234

Interest and other income (expense), net	4	500	151	544
Gain on sale	1,019	—	1,019	—
Benefit for income taxes	—	7	—	15

Income from discontinued operations	$1,240	$1,786	$1,860	$2,793

Income from discontinued operations per common share — basic and diluted	$0.04	$0.10	$0.07	$0.16
Weighted average number of common shares outstanding — basic and diluted	28,002	17,857	26,934	17,558
The net (liabilities) assets of discontinued operations as of June 30, 2010 and December 31, 2009, which represented the net liabilities of McMurdo, Thermo Life, Control Products Group and Clifford & Snell, were comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Cash	$—	$66
Accounts receivable	731	2,813
Inventory	693	856

Total current assets	1,424	3,735
Fixed assets	—	365

Total assets	$1,424	$4,100

Accounts payable	$368	$478
Accrued expenses and other current liabilities	1,977	2,256

Total liabilities	$2,345	$2,734

Net (liabilities) assets of discontinued operations	$(921)	$1,366

10. Comprehensive Loss
Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(1,770)	$(893)	$(2,886)	$(2,099)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	159	1,234	66	1,111

Total comprehensive (loss) income	$(1,611)	$341	$(2,820)	$(988)

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
10. Comprehensive Loss (continued)
The other comprehensive (loss) income during the three and six-months ended June 30, 2010 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron Fearing A/S’s functional currency. Approximately nil and $42 thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three-months ended June 30, 2010 and 2009, respectively. Approximately $5 thousand and $2 thousand of the foreign currency translation adjustments related to the noncontrolling interest during the six-months ended June 30, 2010 and 2009, respectively.
11. Supplemental Cash Flow Information
In the six-months ended June 30, 2010 and 2009, we had the following non-cash financing activities:

	Six-Months Ended June,
	2010	2009
	(in thousands)

Non-cash operating activities:
Issuance of shares of common stock for settlement of payables	$454	$—
Non-cash financing activities:
Issuance of shares of common stock for purchase of equipment	$—	$186
Cash paid for:
Interest	$400	$768
Taxes	15	42
12. Restructuring Accrual
During the second quarter of 2008, we initiated restructuring efforts to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we sought to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and reducing headcount. Our purpose in taking these actions was to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. Our restructuring plan has been substantially implemented. Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation — Nonretirement Postemployment Benefit Topic of the Codification. During the three and six-months ended June 30, 2010, we recorded approximately $1.1 million and $1.2 million, respectively, of severance expenses. During the three and six-months ended June 30, 2009, we recorded approximately $0.2 million of severance expenses and $0.1 million of contract termination costs.
As of June 30, 2010, our restructuring accrual was as follows (in thousands):

		Lease and
	Severance	Building Costs	Total

Balance, January 1, 2010	$303	$232	$535

Additional expense	1,215	—	1,215
Cash payments	(511)	(128)	(639)

Balance, June 30, 2010	$1,007	$104	$1,111

We anticipate that cash covering the remaining restructuring costs will be expended over the next eighteen months.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
13. Legal Proceedings
Former Officer
On June 19, 2009, Michael Krawitz, a former executive officer of ours, filed a lawsuit (Michael Krawitz v. Digital Angel Corporation Case No. 09-80910-CIV-RYSKAMP/VITUNAC in the U.S. District Court for the Southern District of Florida) against us and several members of our board of directors. The lawsuit alleged a variety of claims relating to the amounts owed to him under his employment agreement. We filed a Motion to Dismiss all claims except the breach of contract claim, which we are prepared to defend on the merits. In December 2009, the federal court granted our Motion to Dismiss in its entirety and granted Mr. Krawitz leave to re-file his lawsuit in light of the court’s decision. In January 2010, Mr. Krawitz amended his Complaint to re-file the breach of contract claim against us and filed notice that he voluntarily dismissed all other claims against us and the members of our board of directors. On the remaining breach of contract claim, we intend to vigorously defend against his claims.
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
Summary of our Results of Continuing Operations
During the three-months ended June 30, 2010, as compared to the three-months ended June 30, 2009, our consolidated revenue decreased approximately $1.6 million, or 15.7%, to $8.7 million. The decrease is primarily due to our Emergency Identification segment discussed further below. Our consolidated operating loss was $2.8 million in the three-months ended June 30, 2010 as compared to $2.2 million in the three-months ended June 30, 2009. Excluding approximately $1.1 million of restructuring, severance and separation expenses, our consolidated operating loss was $1.7 million for the three-months ended June 30, 2010. Excluding approximately $0.3 million of restructuring, severance and separation expenses, our consolidated operating loss was $1.9 million for the three-months ended June 30, 2009. We primarily attribute the improvement in our consolidated operating loss to the decrease in selling, general and administrative expenses company wide. During the six-months ended June 30, 2010, as compared to the six-months ended June 30, 2009, our consolidated revenue decreased approximately $3.1 million, or 13.8%, to $19.6 million. The decrease in consolidated revenue is primarily due to our Emergency Identification segment discussed further below. Our consolidated operating loss was $3.7 million in the six-months ended June 30, 2010 as compared to $3.9 million in the six-months ended June 30, 2009. Excluding approximately $1.2 million of restructuring, severance and separation expenses, our consolidated operating loss was $2.5 million for the six-months ended June 30, 2010. Excluding approximately $0.3 million of restructuring, severance and separation expenses, our consolidated operating loss was $3.6 million for the six-months ended June 30, 2009. We primarily attribute the improvement to the decrease in selling, general and administrative expenses company wide.
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

Consolidated Results of Operations
The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying unaudited condensed consolidated statements of operations in Part I, Item 1 of this quarterly report (in thousands except percentages).

	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0	61.7	60.3	61.9

Gross profit	37.0	38.3	39.7	38.1

Selling, general and administrative expenses	54.2	54.1	49.9	51.4
Research and development expenses	2.7	2.6	2.5	2.5
Restructuring, severance and separation expenses	12.4	3.0	6.2	1.4

Operating loss	(32.3)	(21.4)	(18.9)	(17.2)

Interest and other (expense) income, net	1.4	1.1	(1.8)	0.6
Interest expense	(3.7)	(5.2)	(3.4)	(4.7)

Loss from continuing operations before income tax provision	(34.6)	(25.5)	(24.1)	(21.3)

Provision for income taxes	(0.1)	(0.5)	(0.1)	(0.2)

Loss from continuing operations	(34.7)	(26.0)	(24.2)	(21.5)

Income from discontinued operations	14.3	17.3	9.5	12.3

Net loss	(20.4)	(8.7)	(14.7)	(9.2)

Loss attributable to the noncontrolling interest, continuing operations	0.2	2.3	0.1	1.0
Income attributable to the noncontrolling interest, discontinued operations	(0.2)	(2.4)	(0.1)	(1.2)

Net loss attributable to Digital Angel Corporation	(20.4)%	(8.8)%	(14.7)%	(9.4)%

Results of Operations by Segment
Three-Months Ended June 30, 2010 Compared to Three-Months Ended June 30, 2009
Animal Identification

	Three-Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	Change
	(in thousands, except percentages)

Revenue	$7,385	100.0%	$7,499	100.0%	$(114)	(1.5)%
Cost of sales	4,823	65.3	4,915	65.5	(92)	(1.9)

Gross profit	2,562	34.7	2,584	34.5	(22)	(0.9)

Selling, general and administrative expenses	2,018	27.3	2,511	33.5	(493)	(19.6)
Research and development expenses	235	3.2	263	3.5	(28)	(10.6)
Restructuring, severance and separation expenses	14	0.2	313	4.2	(299)	(95.5)

Operating income (loss)	$295	4.0%	$(503)	(6.7)%	$798	(158.6)

Revenues
Our Animal Identification segment’s revenue decreased approximately $0.1 million for the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. The decrease was primarily due to lower volumes of our fish chips sold compared to the first quarter of 2009 as well as decreased livestock sales in South America. The decrease was slightly offset by higher sales of our LifeChip product and electronic tag sales.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit decreased approximately $22 thousand in the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. The slight decrease in gross profit was primarily due to lower sales levels. The gross profit margin remained relatively constant at 34.7% in the three-months ended June 30, 2010 as compared to 34.5% in the three-months ended June 30, 2009.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.5 million in the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. The decrease in selling, general and administrative expenses was primarily the result of decreased salaries, legal and accounting costs, depreciation and amortization and travel. Selling, general and administrative expenses as a percentage of revenue decreased from 33.5% to 27.3% primarily due to the items discussed above.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses remained relatively constant during the three-months ended June 30, 2010 as compared to the three-months ended June 30, 2009. Research and development expenses relate to new product development associated with RFID microchips and related scanners.
Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the second quarter of 2010 related to additional severance expenses and the expenses recorded in the second quarter of 2009 related to approximately $0.2 million of severance expenses and $0.1 million of contract termination costs.
Outlook and Trends
We anticipate our Animal Identification segment’s sales and profits to increase in 2010 as compared to 2009. We expect to achieve higher gross profits and to reduce selling, general and administrative expenses as we continue to control costs and implement cost savings measures. However, we are unable to quantify such possible operating efficiencies at this time.
We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also believe that we face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.

Emergency Identification

	Three-Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	Change
	(in thousands, except percentages)

Revenue	$1,293	100.0%	$2,798	100.0%	$(1,505)	(53.8)%
Cost of sales	642	49.6	1,439	51.4	(797)	(55.4)

Gross profit	651	50.4	1,359	48.6	(708)	(52.1)

Selling, general and administrative expenses	1,750	135.4	2,035	72.7	(285)	(14.0)

Operating loss	$(1,099)	(85.0)%	$(676)	(24.1)%	$(423)	(62.6)

Revenues
Our Emergency Identification segment’s revenue decreased approximately $1.5 million in the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. The decrease in revenue was primarily due to a decrease in sales at our Sarbe division of approximately $1.4 million due to lower PELS and G2R sales resulting from the mandatory transition to higher satellite frequency beacons in the prior year. In addition, we experienced lower sales at our Communications division.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $0.7 million in the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. The decrease was primarily due to the related decrease in sales during the second quarter of 2010. Second quarter gross profit margin was 50.4% in the three-months ended June 30, 2010 as compared to 48.6% in the second quarter of 2009. Gross profit margin increased due to slightly higher margins at our Sarbe and Glasgow Communications divisions which were slightly offset by lower margins at our Aberdeen Communications division.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.3 million in the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. This decrease in selling, general and administrative expenses relates primarily to a decrease in personnel costs as a result of the restructuring implemented in the prior year, lower audit and legal fees, decreased engineering consumables and lower marketing expenses. As a percentage of revenue, selling, general and administrative expenses increased to 135.4% in the three-months ended June 30, 2010 from 72.7% in the three-months ended June 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the decrease in sales discussed above.
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

Corporate/Eliminations

	Three-Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	940	1,021	(81)	(7.9)
Restructuring, severance and separation expenses	1,060	—	1,060	NM

Operating loss	$(2,000)	$(1,021)	$(979)	(95.9)

NM — Not meaningful
Selling, General and Administrative Expenses
Corporate’s selling, general and administrative expenses decreased approximately $0.1 million for the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009. The decrease was primarily due to the result of a decrease in the bonus accrual and lower insurance expense during the second quarter of 2010. Slightly offsetting the decrease was an increase in printing and other professional service fees due to the annual shareholders meeting taking place in the second quarter of 2010 compared to the third quarter of 2009 as well as an increase in non-cash compensation expense resulting from the granting of options and restricted stock to certain executives and management in October 2009.
Restructuring, Severance and Separation Expenses
Corporate’s severance and separation expenses in the three-months ended June 30, 2010 related to the accrual of costs associated with certain headcount reductions.
Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense) was approximately $0.1 million in the three-months ended June 30, 2010 compared to $0.1 million in the three-months ended June 30, 2009. The income in the three-months ended June 30, 2010 was due to recording income of approximately $0.1 million as a result of revaluing our outstanding warrants in accordance with the Contracts in Entity’s Own Equity Subtopic of the Derivatives and Hedging Topic of the Codification. The income in the three-months ended June 30, 2009 resulted from royalty payments received by our Animal Identification segment.
Interest Expense
Interest expense was $0.3 million and $0.5 million for the three-months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to the final payment of $1.4 million of our Term Debt Obligations with Laurus and affiliates on February 1, 2010.
Income Taxes
We had an income tax provision of $5 thousand for the three-months ended June 30, 2010 compared to a provision of $52 thousand in the same period of 2009. We have recorded certain state and foreign income taxes during the three-months ended June 30, 2010 and 2009. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended June 30, 2010.

Loss from Continuing Operations
During the three-months ended June 30, 2010 and 2009, we reported a loss from continuing operations of approximately $3.0 million and $2.7 million, respectively. The increase in the loss for the three-months ended June 30, 2010 compared to June 30, 2009 relates primarily to the decrease in gross margin at our Emergency Identification segment and increase in restructuring, severance and separation expenses. These increases were slightly offset by the company-wide reduction in selling, general and administrative expenses. Each of these items is more fully discussed above in the context of the appropriate segment.
Six-Months Ended June 30, 2010 Compared to Six-Months Ended June 30, 2009
Animal Identification

	Six-Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	Change
	(in thousands, except percentages)

Revenue	$16,375	100.0%	$16,259	100.0%	$116	0.7%
Cost of sales	10,169	62.1	10,896	67.0	(727)	(6.7)

Gross profit	6,206	37.9	5,363	33.0	843	15.7

Selling, general and administrative expenses	4,255	26.0	5,148	31.7	(893)	(17.3)
Research and development expenses	509	3.1	568	3.5	(59)	(10.4)
Restructuring, severance and separation expenses	14	0.1	313	1.9	(299)	(95.5)

Operating income (loss)	$1,428	8.7%	$(666)	(4.1)%	$2,094	(314.9)

Revenues
Our Animal Identification segment’s revenue increased approximately $0.1 million for the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. The increase was primarily due to higher sales of our LifeChip product and electronic tags. The increase was slightly offset by lower fish and wildlife sales compared to the prior year as well as decreased sales in South America primarily due to a lower volume of sales in Argentina.
Gross Profit and Gross Profit Margin
Our Animal Identification segment’s gross profit increased approximately $0.8 million in the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. The increase in gross profit was primarily due to lower material costs for companion animal transponders and readers as well as lower overhead costs relating to decreased salaries and brokerage, slightly offset by an increase in inbound freight costs. The gross profit margin increased to 37.9% in the six-months ended June 30, 2010 as compared to 33.0% in the six-months ended June 30, 2009. We primarily attribute the increase in gross profit margin to the items discussed above. Gross profit margin may vary period-to-period because of changes in the product mix and in the ratio of fixed and variable costs.
Selling, General and Administrative Expenses
Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.9 million in the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. The decrease in selling, general and administrative expenses was primarily the result of decreased salaries, legal and accounting costs, depreciation and amortization and travel. Selling, general and administrative expenses as a percentage of revenue decreased from 31.7% to 26.0% primarily due to the decrease in the aforementioned expenses.
Research and Development Expenses
Our Animal Identification segment’s research and development expenses remained relatively constant during the six-months ended June 30, 2010 as compared to the six-months ended June 30, 2009. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring, Severance and Separation Expenses
Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the six-months ended June 30, 2010 related to severance expenses and the expenses recorded in the six-months ended June 30, 2009 related to severance expenses of $0.2 million and $0.1 million of contract termination costs at the St. Paul, Minnesota location.
Emergency Identification

	Six-Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	Change
	(in thousands, except percentages)

Revenue	$3,217	100.0%	$6,467	100.0%	$(3,250)	(50.3)%
Cost of sales	1,636	50.9	3,171	49.0	(1,535)	(48.4)

Gross profit	1,581	49.1	3,296	51.0	(1,715)	(52.0)

Selling, general and administrative expenses	3,582	111.3	4,115	63.6	(533)	(13.0)

Operating loss	$(2,001)	(62.2)%	$(819)	(12.6)%	$(1,182)	144.3

Revenues
Our Emergency Identification segment’s revenue decreased approximately $3.3 million in the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. The decrease in revenue was primarily due to a decrease in sales at our Sarbe division of approximately $2.8 million due to lower PELS and G2R sales as well as decreased sales to the U.S. Air Force. The Sarbe product sales decrease was primarily related to the mandatory transition to higher satellite frequency beacons in the prior year. In addition, we experienced lower sales at our Communications division due to market conditions.
Gross Profit and Gross Profit Margin
Our Emergency Identification segment’s gross profit decreased approximately $1.7 million in the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. The decrease was primarily due to the related decrease in sales during the six-months ended June 30, 2010. The gross profit margin was 49.1% in the six-months ended June 30, 2010 as compared to 51.0% in six-months ended June 30, 2009. Gross profit margin decreased primarily due to the write off of approximately $0.1 million of costs associated with a U.S. Air Force contract which was slightly offset by higher margins at our Sarbe division.
Selling, General and Administrative Expenses
Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.5 million in the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. This decrease in selling, general and administrative expenses relates primarily to a decrease in personnel costs as a result of the restructuring implemented in the prior year. In addition, there were decreases in engineering consumables, advertising costs as well as audit and legal fees. As a percentage of revenue, selling, general and administrative expenses increased to 111.3% in the six-months ended June 30, 2010 from 63.6% in the six-months ended June 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the decrease in sales as discussed above.

Corporate/Eliminations

	Six-Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)

Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Selling, general and administrative expenses	1,931	2,418	(487)	(20.1)
Restructuring, severance and separation expenses	1,201	—	1,201	NM

Operating loss	$(3,132)	$(2,418)	$(714)	(29.5)

NM — Not meaningful
Selling, General and Administrative Expenses
Corporate’s selling, general and administrative expenses decreased approximately $0.5 million for the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009. The decrease was primarily due to the result of a decrease in the bonus accrual, lower insurance expense and accounting fees during the six-months ended June 30, 2010. Slightly offsetting the decrease was an increase in legal fees, consulting expenses, printing fees due to the annual shareholders meeting taking place in the second quarter of 2010 compared to the third quarter of 2009 as well as an increase in non-cash compensation expense resulting from the granting of options and restricted stock to certain executives and management in October 2009.
Restructuring, Severance and Separation Expenses
Corporate’s severance and separation expenses in the six-months ended June 30, 2010 related to the accrual of costs associated with certain headcount reductions.
Consolidated
Interest and Other Income (Expense), Net
Interest and other income (expense) was approximately $(0.4) million in the six-months ended June 30, 2010 compared to $0.1 million in the six-months ended June 30, 2009. The expense in the six-months ended June 30, 2010 was due to recording an expense of approximately $0.1 million as a result of revaluing our outstanding warrants in accordance with the Contracts in Entity’s Own Equity Subtopic of the Derivatives and Hedging Topic of the Codification. We also recorded approximately $0.2 million of other expense due to the write off of the discounted portion of a note receivable during the first quarter of 2010. The income in the six-months ended June 30, 2009 resulted from royalty payments received by our Animal Identification segment.
Interest Expense
Interest expense was $0.7 million and $1.1 million for the six-months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to final payment of $1.4 million of our Term Debt Obligations with Laurus and affiliates on February 1, 2010.
Income Taxes
We had an income tax provision of $15 thousand for the six-months ended June 30, 2010 compared to a provision of $56 thousand in the same period of 2009. We have recorded certain state and foreign income taxes during the six-months ended June 30, 2010 and 2009. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of June 30, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2010.

Loss from Continuing Operations
During the six-months ended June 30, 2010 and 2009, we reported a loss from continuing operations of approximately $4.7 million and $4.9 million, respectively. The decrease in the loss for the six-months ended June 30, 2010 compared to June 30, 2009 relates primarily to the slight increase in gross margin at our Animal Identification segment as well as the company-wide reduction in selling, general and administrative expenses and interest expense. Slightly offsetting these changes was a decrease in gross margin at our Emergency Identification segment and an increase in restructuring, severance and separation expenses. Each of these items is more fully discussed above in the context of the appropriate segment.
Liquidity and Capital Resources from Continuing Operations
Cash and cash equivalents totaled $2.9 million and $1.9 million at June 30, 2010 and December 31, 2009, respectively.
Operating activities provided cash of $1.7 million during the six-months ended June 30, 2010 and 2009. During the six-months ended June 30, 2010, cash was primarily provided by discontinued operations. During the six-months ended June 30, 2009, cash was primarily provided by the increase in accounts payable and discontinued operations.
Adjustments to reconcile operating losses to net cash used in operating activities included the following:
•	Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $0.2 million, or 3.3%, to $6.2 million at June 30, 2010, from $6.4 million at December 31, 2009. The decrease was primarily due to the payment on the U.S. Air Force contract. We anticipate our accounts receivable to increase going forward as we begin shipping on a large PELS contract.

•	Inventories increased 1.6% to $9.1 million at June 30, 2010 from $9.0 million at December 31, 2009. The increase was principally due to our Emergency Identification segment related to general inventory level fluctuations. We expect our inventory levels to decrease due to the shipments on a large PELS contract.

•	Accounts payable decreased $0.5 million, or 6.5%, to $7.4 million at June 30, 2010, from $7.9 million at December 31, 2009. Our accounts payable decreased due to the general timing of billings and payments. We anticipate our accounts payable to decrease during 2010.

•	Accrued expenses decreased 4.4% to $6.3 million at June 30, 2010 from $6.6 million at December 31, 2009. Accrued expenses decreased at both our Animal Identification and Emergency Identification segments due to payment of accrued wages and legal and professional fees, respectively. The decrease was slightly offset by an increase in accrued severance expenses at our Corporate segment. We expect our accrued expenses to decrease in 2010 as we make payments for accrued bonuses, severance and other accrued liabilities.
Investing activities provided (used) cash of $0.3 million and $(0.4) million during the six-months ended June 30, 2010 and 2009, respectively. The amounts provided (used) in 2010 and 2009 were primarily from the decrease of notes receivable and payments for purchases of fixed assets, respectively.
Financing activities used cash of $0.9 million and $2.2 million during the six-months ended June 30, 2010 and 2009, respectively. In 2010, cash was primarily used for payments on debt which was slightly offset by the sale of common stock to two investors for approximately $1.7 million. The use of cash in 2009 was primarily due to payments on debt.
Financial Condition
As of June 30, 2010, we had a working capital deficit of approximately $4.2 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.
In addition to our cash on hand, at June 30, 2010 we had approximately $0.2 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $6.0 million revolving asset-based facility with Kallina; (ii) an invoice discounting agreement with Bibby; (iii) a factoring agreement with Nordisk Factoring A/S; and (iv) a line of credit with Danske Bank. Each of these facilities are more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
Revolving facility	$2,156	$85
Bibby invoice discounting agreement	833	62
Nordisk factoring agreement	395	—
Danske Bank line of credit	1,961	7

	$5,345	$154

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreements; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) the maintenance of listing or quotation of our common stock on a principal market; (ii) monthly, quarterly and annual financial reporting requirements; (iii) maintenance of adequate insurance; and (iv) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately, at any given time, without prior notice. Our Nordisk factoring agreement provides that either party may terminate the agreement by giving a three month notice. During the term of notice, Nordisk is entitled to reduce the financing availability at its discretion. As of June 30, 2010, we were in compliance with the covenants under our credit agreements.
The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.
Liquidity
We believe that we will be able to generate enough cash from operations, our existing revolving credit facility and factoring lines, the sales and potential sales of certain business units, and through other investing and financing sources to operate our business for the next twelve months ending June 30, 2011, including refinancing our revolving credit line, which matures August 31, 2010 and a mortgage loan which matures November 1, 2010.
Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. In the second quarter of 2010, we determined to substantially complete the restructuring of our Corporate segment which will result in the elimination of our corporate structure and the associated costs of a separate headquarters and several management positions. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations during 2010 although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.
Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2010. As of June 30, 2010, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our revolving line of credit with Kallina, which matures August 31, 2010; (ii) our mortgage note which matures November 1, 2010; (iii) our factoring lines; and (iv) our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, our debt obligation to Danske Bank is due on demand and we are required to make monthly principal payments as more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:
•	our growth strategies including, without limitation, our ability to deploy our products and services including rTag and Bio-Thermo™;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to refinance our revolving credit facility and mortgage note, both of which mature in 2010;

•	our ability to maintain compliance with covenants under our credit facilities, including our ability to make principal and interest payments when due;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we can achieve profitability in the future;

•	our ability to fund our operations;

•	our expectations for the borrowings under the Danske Bank line of credit, the Nordisk Factoring Agreement as well as the Bibby invoice discounting agreement, which are payable on demand and/or could be terminated at any time without notice;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our reliance on a single source of supply for certain of our implantable microchips;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If any such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	our ability to comply with the obligations in various registration rights and price protection agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls;

•	our ability to maintain our listing on the Nasdaq Capital Market and the effect of a delisting;

•	our ability to continue operations at the current level; and

•	our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 1, 2010 and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.
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
The information in this quarterly report is as of June 30, 2010, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarter ended June 30, 2010. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting
There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our second fiscal quarter of 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.
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

DIGITAL ANGEL CORPORATION (Registrant)
Date: August 16, 2010	By:	/s/ Jason G. Prescott
		Name:	Jason G. Prescott
		Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Position Elimination Letter to Lorraine Breece

10.2	Form of General Release and Waiver

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Jason G. Prescott, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith