Form 10-Q
period 2010-09-30
DIGITAL ANGEL CORP
filed 2010-11-15
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission file number: 000-26020
________________

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

490 Villaume Avenue, South St. Paul, Minnesota	55075
(Address of Principal Executive Offices)	(Zip Code)

(651) 455-1621
Registrant’s Telephone Number, Including Area Code
__________________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at November 12, 2010
Common Stock, $.01 par value per share	29,152,126 shares

DIGITAL ANGEL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	September 30, 2010	December 31, 2009
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$1,641	$1,895
Restricted cash	—	202
Accounts receivable, net of allowance for doubtful accounts of $841 and $906 at September 30, 2010 and December 31, 2009, respectively	5,258	6,370
Inventories	8,799	8,980
Other current assets	3,309	2,514
Current assets of discontinued operations	1,499	3,735
Total Current Assets	20,506	23,696

Property and equipment, net	5,539	6,998
Goodwill	3,339	3,343
Intangible assets, net	10,144	11,447
Other assets, net	1,100	1,195
Other assets of discontinued operations	—	365
Total Assets	$40,628	$47,044

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$3,616	$7,263
Mortgage note payable	1,977	2,034
Accounts payable	8,095	7,905
Advances from factors	1,133	1,240
Accrued expenses	7,645	6,580
Deferred gain on sale	1,678	960
Deferred revenue	516	548
Current liabilities of discontinued operations	2,109	2,734
Total Current Liabilities	26,769	29,264

Long-term debt and notes payable	161	392
Other liabilities	961	1,445
Total Liabilities	27,891	31,101

Commitments and ontingencies:

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 28,319 and 23,479)	283	235
Additional paid-in capital	590,679	588,652
Accumulated deficit	(576,535)	(571,203)
Accumulated other comprehensive income (loss) – foreign currency translation	(1,653)	(1,737)
Total Digital Angel Corporation stockholders’ equity	12,774	15,947
Noncontrolling interest	(37)	(4)
Total Stockholders’ Equity	12,737	15,943
Total Liabilities and Stockholders’ Equity	$40,628	$47,044

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Three-Months Ended September 30, 2010	For the Three-Months Ended September 30, 2009

Revenue	$9,111	$9,919

Cost of sales	6,534	6,084

Gross profit	2,577	3,835

Selling, general and administrative expenses	4,274	5,343
Research and development expenses	257	285
Restructuring, severance and separation expenses	14	142
Total operating expenses	4,545	5,770

Operating loss	(1,968)	(1,935)

Interest and other income (expense), net	30	34
Interest expense	(283)	(619)

Loss from continuing operations before income tax (provision) benefit	(2,221)	(2,520)

(Provision) benefit for income taxes	(8)	60

Loss from continuing operations	(2,229)	(2,460)

(Loss) income from discontinued operations, net of income tax provision of nil and $7	(245)	785

Net loss	(2,474)	(1,675)

Loss attributable to the noncontrolling interest, continuing operations	20	14
Loss (income) attributable to the noncontrolling interest, discontinued operations	4	(12

Net loss attributable to Digital Angel Corporation	$(2,450)	$(1,673)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.08)	$(0.13)
(Loss) income from discontinued operations, net of noncontrolling interest	(0.01)	0.04
Net loss	$(0.09)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	28,215	18,271

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Nine- Months Ended September 30, 2010	For the Nine- Months Ended September 30, 2009

Revenue	$28,703	$32,645

Cost of sales	18,339	20,151

Gross profit	10,364	12,494

Selling, general and administrative expenses	14,042	17,024
Research and development expenses	766	853
Restructuring, severance and separation expenses	1,229	455
Total operating expenses	16,037	18,332

Operating loss	(5,673)	(5,838)

Interest and other income (expense), net	(325)	169
Interest expense	(954)	(1,687)

Loss from continuing operations before income tax (provision) benefit	(6,952)	(7,356)

(Provision) benefit for income taxes	(23)	4

Loss from continuing operations	(6,975)	(7,352)

Income from discontinued operations, net of income tax provision of nil and $22	1,615	3,578

Net loss	(5,360)	(3,774)

Loss attributable to the noncontrolling interest, continuing operations	49	27
Income attributable to the noncontrolling interest, discontinued operations	(21)	(54)

Net loss attributable to Digital Angel Corporation	$(5,332)	$(3,801)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.25)	$(0.41)
Income from discontinued operations, net of noncontrolling interest	0.06	0.20
Net loss	$(0.19)	$(0.21)

Weighted average number of common shares outstanding – basic and diluted	27,366	17,798

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine-Months Ended September 30, 2010
(in thousands)

	Digital Angel Corporation Shareholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2009	23,479	$235	$588,652	$(571,203)	$(1,737)	$(4)	$15,943

Net loss	—	—	—	(5,332)	—	(28)	(5,360)
Comprehensive loss:
Foreign currency translation	—	—	—	—	84	(5)	79
Total comprehensive loss				(5,332)	84	(33)	(5,281)

Issuance of common stock in settlement for payables and for services	786	8	350	—	—	—	358
Issuance of common stock and cash for price protection under the terms of a legal settlement	314	3	(43)	—	—	—	(40)
Sale of common stock	3,385	34	1,659	—	—	—	1,693
Sale of common stock under the Standby Equity Distribution Agreement	94	1	60	—	—	—	61
Financing fees	—	—	(165)	—	—	—	(165)
Share-based compensation	261	2	766	—	—	—	768
Stock issuance costs	—	—	(74)	—	—	—	(74)
Issuance of warrants	—	—	(526)	—	—	—	(526)

Balance, September 30, 2010	28,319	$283	$590,679	$(576,535)	$(1,653)	$(37)	$12,737

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine- Months Ended September 30, 2010	For the Nine- Months Ended September 30, 2009
Cash Flows From Operating Activities
Net loss	$(5,360)	$(3,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(1,615)	(3,578)
Equity compensation and administrative expenses	780	428
Depreciation and amortization	2,436	2,898
Loss on sale of equipment	243	—
Amortization of debt discount and financing costs	417	446
Allowance for doubtful accounts	(65)	123
Inventory excess and obsolescence adjustments	978	—
Change in fair value of warrant liability	8	(39)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	192	(196)
Decrease in accounts receivable	1,330	1,367
Increase in inventories	(865)	(2,249)
(Increase) decrease in other current assets	(404)	332
Increase in accounts payable, accrued expenses and other liabilities	580	2,374
Net cash provided by discontinued operations	3,377	4,635
Net Cash Provided by Operating Activities	2,032	2,767

Cash Flows From Investing Activities
Collections of notes receivable	617	314
Increase in other assets	(266)	(125)
Payments for property and equipment	(57)	(404)
Net cash used in discontinued operations	(38)	(225)
Net Cash Provided by (Used in) Investing Activities	256	(440)

Cash Flows From Financing Activities
Amounts paid on notes payable	(1,884)	(1,718)
Net payments of debt	(2,144)	(3,435)
Sale of common stock in private placement	1,693	127
Sale of common stock under the Standby Equity Distribution Agreement	61	1,590
Stock issuance costs	(74)	(108)
Financing costs	(165)	—
Net cash provided by discontinued operations	—	1,641
Net Cash Used in Financing Activities	(2,513)	(1,903)

Net (Decrease) Increase In Cash and Cash Equivalents	(225)	13

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(29)	437

Cash and Cash Equivalents – Beginning of Period	1,895	1,414

Cash and Cash Equivalents – End of Period	$1,641	$1,851

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

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long-lived assets and intangible assets, assumptions used in Black-Scholes valuation models and the determination of whether any impairment is to be recognized on long-lived and intangible assets, among others.

Currently, we operate in two business segments: Animal Identification, which comprises the operations of our wholly-owned subsidiary, Destron Fearing Corporation (“Destron”), and Emergency Identification, which comprises the operations of our 98.5%-owned subsidiary, Signature Industries Limited (“Signature”). Our segments are discussed in Note 6.

Discontinued Operations

In 2008, our board of directors decided to sell our wholly-owned subsidiary Thermo Life Energy Corp. (“Thermo Life”) and in 2009, decided to sell our ownership in Signature’s business unit, McMurdo Limited (“McMurdo”). During the first and second quarter of 2010, we sold our Control Products business unit (“Control Products Group”) and Clifford and Snell business unit (“Clifford & Snell”), respectively, both of which were divisions of Signature. The decisions to sell these businesses were made as part of management’s strategy to streamline operations to focus our efforts on the Animal Identification segment. As a result, these sold businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 9.

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 20 to our Annual Report on Form 10-K for the year ended December 31, 2009. During the nine months ended September 30, 2010, we had the following related party transactions:

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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

1.  Basis of Presentation (continued)

Liquidity

The Company is technically currently in default on our mortgage loan which matured on November 1, 2010 but has received a forbearance from the current mortgage lender stating that there would be no default remedies taken through November 30, 2010 to enable the parties to discuss a resolution to the default. We are having discussions to extend our existing mortgage loan with the current lender while we are pursing loan refinancing with another lender, which discussions are already underway. If we are unable to extend the loan or refinance with another lender and the current lender withdraws the forbearance, they could pursue the default remedies under the loan. This could trigger a cross default under our TCI Revolving Credit Facility which could result in an increase in annual interest rate to the floating rate plus 4%. In addition, TCI could, at any time, refuse to make any requested advance, demand payment of the advances or terminate the facility. All indebtedness under both the mortgage and the TCI Revolving Credit Facility are classified as current liabilities at September 30, 2010.

Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. In the second quarter of 2010, we restructured our Corporate activities. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line and complete existing contract deliveries; revenue growth or decline; and potential acquisitions or divestitures. We established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2010. As of September 30, 2010, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our mortgage note which matured November 1, 2010; (ii) our factoring lines; and (iii) our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, our debt obligation to Danske Bank is due on demand and we are required to make monthly principal payments as more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainity.

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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

3.  Inventories

Inventories, net of writedowns for excess and obsolescence, consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$7,559	$7,446
Work in process	128	738
Finished goods	1,112	796
Total inventory	$8,799	$8,980

We had $6.7 million and $7.1 million of our inventory at foreign locations at September 30, 2010 and December 31, 2009, respectively.

4.  Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Loss from continuing operations, net of noncontrolling interest	$(2,209)	$(2,446)	$(6,926)	$(7,325)
(Loss) income from discontinued operations, net of noncontrolling interest	(241)	773	1,594	3,524
Net loss attributable to common stockholders	$(2,450)	$(1,673)	$(5,332)	$(3,801)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	28,215	18,271	27,366	17,798

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations, net of noncontrolling interest	$(0.08)	$(0.13)	$(0.25)	$(0.41)
Discontinued operations, net of noncontrolling interest	(0.01)	0.04	0.06	0.20
Total — basic and diluted	$(0.09)	$(0.09)	$(0.19)	$(0.21)

(1)
The following stock options and warrants outstanding as of September 30, 2010 and 2009 were not included in the computation of dilutive (loss) income per share because the net effect would have been anti-dilutive:

	September 30,
	2010	2009
	(in thousands)
Stock options	3,020	2,701
Warrants	1,521	314
Restricted stock	373	20
Total	4,914	3,035

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

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

The exercise price of the warrants is $0.50 per share, and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. If at the time of exercise, the registration statement relating to the shares underlying the warrants is not effective, or if the related prospectus is not available for use, then a holder of warrants may elect to exercise warrants using a net exercise (i.e., cashless exercise) mechanism. The warrants are entitled to “full-ratchet” anti-dilution protection. If we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, other securities or other property pro rata to the record holders of any class of the shares of common stock (the “Purchase Rights”), the holders of warrants are entitled to acquire such Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon the complete exercise of the holder’s warrants. We may not enter into certain fundamental transactions, such as a merger, consolidation, sale of substantially all assets, tender offer or exchange offer with respect to our common stock or reclassification of our common stock, unless the successor entity assumes in writing all of our obligations under the warrants. If certain fundamental transactions occur with respect to us or our “significant subsidiaries” as defined by Rule 1-02 of Regulation S-X, at the holder’s request within fifteen days after each fundamental transaction (“Holder Option Period”), we or the successor entity shall purchase the warrants from the holder for an amount equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. If such redemption option is not exercised by the holder during the Holding Option Period, we have an option to repurchase the unexercised portion of the warrants for the same amount within ten days after the expiration of the Holder Option Period. We have estimated the initial value of the warrants to be approximately $0.5 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; volatility of 124.14%; expected life of seven years; and a risk-free rate of 3.08%.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

5.  Financings (continued)

The value of the warrants is reflected in our consolidated balance sheet as a liability and the warrants are required to be revalued at each reporting period. Based on the valuation at September 30, 2010, we recorded other income (expense) of approximately $0.1 million and $8 thousand during the three and nine-months ended September 30, 2010, respectively. We determined the value at September 30, 2010 to be approximately $0.5 million, based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; volatility of 93.2%; expected life of 6.3 years and a risk-free rate of 1.9%. Going forward, changes in the value of the warrants will result in additional increases or decreases in other income (expense) in our consolidated statement of operations.

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

TCI Revolving Credit Facility

On August 31, 2010, Destron Fearing entered into a $4.0 million revolving credit facility with TCI Business Capital, Inc. (“TCI”) pursuant to the Credit and Security Agreement dated August 31, 2010 (the “TCI Agreement”). Under the terms of the TCI Agreement, Destron Fearing may borrow, from time to time, up to an aggregate of the lesser of: (i) 90% of eligible account receivables, based on dilution of less than 4%, plus 25% of eligible inventory capped at $500,000, as may be adjusted for reserves, or (ii) $4.0 million (the “TCI Revolving Facility”). The TCI Revolving Facility accrues interest at an annual rate equal to the prime rate as announced by Bank of America plus 8.0% (“Floating Rate”) which was 11.25% as of September 30, 2010. Upon default or early termination, the annual interest rate increases to the Floating Rate plus 4%. The TCI Revolving Facility matures on August 31, 2012, but can be terminated early by Destron Fearing upon payment of a termination fee or by TCI in accordance with the terms of the TCI Agreement. Destron Fearing is subject to certain financial and non-financial covenants under the TCI Agreement. As of September 30, 2010, we were in compliance with all convenants.

To secure Destron Fearing’s obligations under the TCI Revolving Facility, (a) Destron Fearing and its wholly-owned subsidiaries GT Acquisition Sub, Inc. and Digital Angel Technology Corporation have granted TCI security interests in their ownership interests (including stock and membership interests) of their subsidiaries, excluding the stock of all foreign subsidiaries; and (b) the Company, Destron Fearing and its wholly-owned subsidiaries Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and GT Acquisition Sub, Inc. have granted TCI security interests in certain intellectual property. In addition, (i) the Company, (ii) Destron Fearing’s wholly-owned subsidiaries Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., Digital Angel International, Inc., Timely Technology Corp., and GT Acquisition Sub, Inc., and (iii) C-Scan, LLC, a wholly-owned subsidiary of GT Acquisitions Sub, Inc., collectively and individually have guaranteed the TCI Revolving Facility.

The TCI Revolving Facility replaced the $6.0 million revolving facility with Kallina Corporation which matured on August 31, 2010.

AL Finans A/S Factoring Agreement

On September 1, 2010, Destron Fearing A/S entered into a factoring agreement (the “AL Finans Factoring Agreement”) with AL Finans A/S (“AL Finans”) which replaced the Nordisk Factoring Agreement. Under the AL Finans Factoring Agreement, AL Finans advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.1 million) at any given time. As security, Destron Fearing A/S assigns all invoice balances to AL Finans, regardless of whether advances were made on them, and warrant payments by its customers. Destron Fearing A/S pays a factoring commission charge to AL Finans of 0.15% of the gross volume of receivables factored with a minimum of DKK 40 per invoice. The AL Finans Factoring Agreement requires a minimum commission charge of DKK 36,000 (approximately $7 thousand) per year, and AL Finans reserves the right to have recourse against Destron Fearing A/S for any losses sustained on the factored invoices. As of September 30, 2010, we had approximately DKK 0.6 million (approximately $0.1 million) outstanding and no availability for borrowing under the AL Finans Factoring Agreement.

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

Animal Identification

Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, as well as for animal bio-sensing applications, such as temperature reading for companion pet and equine applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe are crucial for asset management and for disease control and food safety. This segment’s principal products are visual and electronic ear tags for livestock and implantable microchips and RFID scanners for the companion pet, livestock, horses, fish and wildlife industries.

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

Corporate

Our Corporate activities include all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment expenses, assets and liabilities. This category also includes certain selling, general and administrative expenses associated with corporate activities and interest expense and interest and other income associated with corporate activities and functions. Included in the Corporate activities as of September 30, 2010 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed during 2011 to 2016, as they will no longer be considered our legal obligations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009, except that inter-segment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment results as presented below.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

6.  Segment Information (continued)

The following is selected segment data as of and for the periods ended (in thousands):

	Animal Identification	Emergency Identification	Corporate	Total From Continuing Operations
As of and For the Three-Months Ended September 30, 2010
Revenue	$7,197	$1,914	$—	$9,111
Operating loss	(29)	(1,119)	(820)	(1,968)
Loss from continuing operations before income tax provision	(90)	(1,357)	(774)	(2,221)

Total assets of continuing operations	$22,883	$11,432	$4,814	$39,129

As of and For the Three-Months Ended September 30, 2009
Revenue	$6,815	$3,104	$—	$9,919
Operating loss	(278)	(863)	(794)	(1,935)
Loss from continuing operations before income tax (provision) benefit	(821)	(992)	(707)	(2,520)

Total assets of continuing operations	$25,775	$18,112	$8,179	$52,066

	Animal Identification	Emergency Identification	Corporate	Total From Continuing Operations
As of and For the Nine-Months Ended September 30, 2010
Revenue	$23,572	$5,131	$—	$28,703
Operating income (loss)	1,399	(3,119)	(3,953)	(5,673)
Income (loss) from continuing operations before income tax provision	699	(3,379)	(4,272)	(6,952)

Total assets of continuing operations	$22,883	$11,432	$4,814	$39,129

As of and For the Nine-Months Ended September 30, 2009
Revenue	$23,074	$9,571	$—	$32,645
Operating loss	(944)	(1,682)	(3,212)	(5,838)
Loss from continuing operations before income tax (provision) benefit	(2,530)	(1,845)	(2,981)	(7,356)

Total assets of continuing operations	$25,775	$18,112	$8,179	$52,066

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

During the three-months ended September 30, 2010 and 2009, we recorded approximately $0.1 million and $0.1 million, respectively, in compensation expense related to stock options granted to our employees. During the nine-months ended September 30, 2010 and 2009, we recorded approximately $0.3 million and $0.3 million, respectively, in compensation expense related to stock options granted to our employees.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

7.  Stock Options and Restricted Stock (continued)

Stock Option Activity

There were no options granted during the nine-months ended September 30, 2010 and 2009. A summary of our stock option activity as of September 30, 2010, and changes during the nine-months then ended, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,189	$15.05
Granted	—	—
Exercised	—	—
Forfeited or expired	169	16.15
Outstanding at September 30, 2010	3,020	14.99	5.0	years	$12	*

Vested or expected to vest at September 30, 2010	2,900	13.99	4.3	years	12	*
Exercisable at September 30, 2010	2,298	19.28	3.9	years	12	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.51 per share at September 30, 2010.

There were no option exercises during the nine-months ended September 30, 2010 and 2009. At September 30, 2010, we had approximately 1.6 million options available for issuance under our plans. The total cash value of potential option exercises at September 30, 2010 was approximately $20 thousand and would have a de minimus dilution impact to our stockholders’ ownership.

As of September 30, 2010, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years. The total fair value of shares vested during the three-months ended September 30, 2010 and 2009, was approximately $30 thousand and $39 thousand, respectively. The total fair value of shares vested during the nine-months ended September 30, 2010 and 2009 was approximately $0.2 million and $0.2 million, respectively.

A summary of the status of our nonvested stock options as of September 30, 2010 and changes during the nine-months ended September 30, 2010 is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	889	$1.14
Granted	—	—
Vested	(86)	2.64
Forfeited or expired	(81)	0.72
Nonvested at September 30, 2010	722	$1.01

In addition to the stock options presented above, Thermo Life has approximately 4.4 million fully vested stock options outstanding. These stock options have no intrinsic value as of September 30, 2010 and Thermo Life’s two options plans have been discontinued with respect to future grants. On January 21, 2010, we sold the assets of Thermo Life as more fully discussed in Note 9.

Restricted Stock

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is five years. As a result, we recorded compensation expense of approximately $0.1 million and $22 thousand in the three-months ended September 30, 2010 and 2009, respectively, associated with such restricted stock grants. We recorded compensation expense of approximately $0.2 million and $44 thousand in the nine-months ended September 30, 2010 and 2009, respectively, associated with such restricted stock grants. As of September 30, 2010, approximately 0.4 million shares of our restricted stock was unvested.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

8.  Income Taxes

Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. At September 30, 2010, we had aggregate net operating loss carryforwards of approximately $280.3 million for income tax purposes that expire in various amounts from 2013 through 2029. Through December 28, 2007, Destron Fea ring filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of $270.4 million, $69.2 million relates to Destron Fearing and approximately $9.9 million relates to foreign loss carryforwards. These foreign net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of September 30, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the nine-months ended September 30, 2010 and 2009.

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

We, in combination with our subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2005, Danish tax examinations for years before 2005 and U.K. tax examinations for years before 2001. At September 30, 2010, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.

9.  Discontinued Operations

We sold our ownership of McMurdo during the three-months ended December 31, 2009, our Control Products Group and Thermo Life during the three-months ended March 31, 2010 and Clifford & Snell during the three-months ended June 30, 2010. McMurdo is a manufacturer of emergency locator beacons; Thermo Life is a development stage company with patented rights to a thin-film thermoelectric generator; Control Products Group manufactures and distributes electronic relay switches for nuclear power applications; and Clifford & Snell manufactures electronic alarm sounders which are used to provide audible and or visual signals which alert personnel in hazardous areas, including the oil and petrochemical industry and in the fire and security market. The decisions to sell these businesses were made as part of management’s strategy to streamline our operations to focus our efforts on the Animal Identification segment.

As a result of the board of directors’ decision to sell, and the subsequent sale of, the operations of Thermo Life, McMurdo, Control Products Group and Clifford & Snell, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.

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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

9.  Discontinued Operations (continued)

On November 20, 2009, pursuant to the terms of the McMurdo Purchase Agreement, we completed the sale of McMurdo. At closing, the parties amended the McMurdo Purchase Agreement to reduce the amount to be held in escrow to $1.0 million, to assign to the buyer the obligation for certain trade and vendor payables in existence at the time of closing, and to exclude certain product lines and related assets from the transaction (which product lines and assets were retained by Signature in exchange for a $250,000 credit against the purchase price). As a result of these amendments and the adjustment for actual inventory levels at the time of closing, the consideration paid at closing totaled approximately $9.6 million, of which approximately $8.8 million was paid to Signature in cash and approximately $0.8 million was retained by the buyer to pay the retained trade and vendor payables. The remaining $1.0 million of the proceeds, less claims, will be held in escrow for 12 months. We expect to receive approximately $0.7 million of this amount in November 2010. The proceeds were used to pay debt obligations and to fund working capital. Both the Company and Orolia guaranteed performance to the other, thus we have guaranteed Signature’s obligations under the McMurdo Purchase Agreement on a fully subordinated basis. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

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

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a small division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. As of September 30, 2010, approximately $33 thousand has been collected on the promissory note. The promissory note is collateralized but subordinated to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million) which will be amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.

Sale of Clifford & Snell

On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million) (“the Clifford & Snell Purchase Agreement”). The purchaser was R.Stahl Ltd., a subsidiary of R.Stahl AG, a public company based in Waldenburg, Germany (“R.Stahl”). R.Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. During the three-months ended March 31, 2010 and 2009, Clifford & Snell’s revenues were approximately £0.5 million (approximately $0.8 million) and approximately £1.0 million (approximately $1.4 million), respectively, and did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

9.  Discontinued Operations (continued)

Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments; £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R.Stahl purchased products from Signature. On April 30, 2010, we received approximately £1.2 million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby invoice discounting line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow and paid out in two equal installments, net of any claims, on January 30, 2011 and October 31, 2011. On September 30, 2010, we received approximately £0.1m (approximately $0.2 million) of the second purchase price and on November 1, 2010, we received the remaining £0.1m (approximately $0.2 million). Both the Company and R.Stahl AG issued guarantees of subsidiary performance to the other. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

In the second quarter of 2010, we recorded a gain on the sale of Clifford & Snell of approximately £0.7 million (approximately $1.0 million). Upon the receipt of the funds held in escrow in connection with the Clifford & Snell sale, if any, such proceeds will be recorded as additional gain on sale.

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three and nine-months ended September 30, 2010 and 2009:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009
Revenue	$754	$5,745	$3,525	$18,047
Cost of sales	794	3,075	2,395	9,712
Gross (loss) profit	(40)	2,670	1,130	8,335

Selling, general and administrative expenses	4	1,690	484	4,777
Research and development expenses	—	183	—	527
Operating (loss) income	(44)	797	646	3,031

Interest and other income (expense), net	(197)	(19)	(46)	525
(Loss) gain on sale	(4)	—	1,015	—
Benefit for income taxes	—	7	—	22
(Loss) income from discontinued operations	$(245)	$785	$1,615	$3,578

(Loss) income from discontinued operations per common share – basic and diluted	$(0.01)	$0.04	$0.06	$0.20
Weighted average number of common shares outstanding – basic and diluted	28,215	18,271	27,366	17,798

The net (liabilities) assets of discontinued operations as of September 30, 2010 and December 31, 2009, which represented the net (liabilities) assets of McMurdo, Thermo Life, Control Products Group and Clifford & Snell, were comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
Cash	$—	$66
Accounts receivable	935	2,813
Inventory	564	856
Total current assets	1,499	3,735
Fixed assets	—	365
Total assets	$1,499	$4,100

Accounts payable	$386	$478
Accrued expenses and other current liabilities	1,723	2,256
Total liabilities	$2,109	$2,734

Net (liabilities) assets of discontinued operations	$(610)	$1,366

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

10.  Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(2,474)	$(1,675)	$(5,360)	$(3,774)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	18	(527)	84	584
Total comprehensive loss	$(2,456)	$(2,202)	$(5,276)	$(3,190)

The other comprehensive loss during the three and nine-months ended September 30, 2010 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron Fearing A/S’s functional currency. Approximately nil and $(18) thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three-months ended September 30, 2010 and 2009, respectively. Approximately $(5) thousand and $(72) thousand of the foreign currency translation adjustments related to the noncontrolling interest during the nine-months ended September 30, 2010 and 2009, respectively.

11.  Supplemental Cash Flow Information

In the nine-months ended September 30, 2010 and 2009, we had the following non-cash activities:

	Nine-Months Ended September,
	2010	2009
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock for settlement of payables	$362	$—
Non-cash investing activities:
Issuance of shares of common stock for purchase of equipment	$—	$186
Non-cash investing activities:
Issuance of shares of common stock for SEDA commitment fee	$—	$125
Cash paid for:
Interest	$563	$1,153
Taxes	23	58

12.  Restructuring Accrual

During the second quarter of 2008, we initiated restructuring efforts to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we sought to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and reducing headcount. Our purpose in taking these actions was to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. Our restructuring plan has been substantially implemented. Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation — Nonretirement Postemployment Benefit Topic of the Codification. During the three and nine-months ended September 30, 2010, we recorded approximately $14 thousand and $1.2 million, respectively, of severance expenses. During the three-months ended September 30, 2009, we recorded approximately $0.1 million of severance expenses and during the ning-months ended September 30, 2009, we recorded approximately $0.3 million of severance expenses and $0.2 million of contract termination costs.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

12.  Restructuring Accrual (continued)

As of September 30, 2010, our restructuring accrual was as follows (in thousands):

	Severance	Lease and Building Costs	Total

Balance, January 1, 2010	$303	$232	$535

Additional expense	1,229	—	1,229
Payments	(573)	(222)	(795)

Balance, September 30, 2010	$959	$10	$969

We anticipate that the accrued amounts covering the remaining restructuring costs will be paid over the next eighteen months.

13.  Legal Proceedings

Former Officer

On June 19, 2009, Michael Krawitz, a former executive officer of ours, filed a lawsuit (Michael Krawitz v. Digital Angel Corporation Case No. 09-80910-CIV-RYSKAMP/VITUNAC in the U.S. District Court for the Southern District of Florida) against us and several members of our board of directors. The lawsuit alleged a variety of claims relating to the amounts owed to him under his employment agreement. We filed a Motion to Dismiss all claims except the breach of contract claim, which we are prepared to defend on the merits. In December 2009, the federal court granted our Motion to Dismiss in its entirety and granted Mr. Krawitz leave to re-file his lawsuit in light of the court’s decision. In January 2010, Mr. Krawitz amended his Complaint to re-file the breach of contract claim against us and filed notice that he voluntarily dismissed all other claims against us and the members of our board of directors. On the remaining breach of contract claim, we intend to vigorously defend against his claims. Presently, we are scheduled for trial in late November or early December 2010.

Additionally, we are party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

14.  Subsequent Events

Issuance of Common Stock to Hark M. Vasa

On October 15, 2010, we issued 800,000 shares of our common stock to Hark M. Vasa in connection with a settlement agreement entered into November 8, 2007. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Summary of our Results of Continuing Operations

During the three-months ended September 30, 2010, as compared to the three-months ended September 30, 2009, our consolidated revenue decreased approximately $0.8 million, or 8.9%, to $9.1 million. The decrease is due to the results of our Emergency Identification segment discussed further below. Our consolidated operating loss was $2.0 million in the three-months ended September 30, 2010 as compared to $1.9 million in the three-months ended September 30, 2009. Excluding approximately $0.1 million of restructuring, severance and separation expenses, our consolidated operating loss was $1.8 million for the three-months ended September 30, 2009. We primarily attribute the increase in our consolidated operating loss to our Emergency Identification segment discussed further below, slightly offset by a decrease in selling, general and administrative expenses company wide. During the nine-months ended September 30, 2010, as compared to the nine-months ended September 30, 2009, our consolidated revenue decreased approximately $3.9 million, or 13.7%, to $28.7 million. The decrease in consolidated revenue is due to the results of our Emergency Identification segment discussed further below. Our consolidated operating loss was $5.7 million in the nine-months ended September 30, 2010 as compared to $5.8 million in the nine-months ended September 30, 2009. Excluding approximately $1.2 million of restructuring, severance and separation expenses, our consolidated operating loss was $4.5 million for the nine-months ended September 30, 2010. Excluding approximately $0.5 million of restructuring, severance and separation expenses, our consolidated operating loss was $5.3 million for the nine-months ended September 30, 2009. We primarily attribute the improvement to the decrease in selling, general and administrative expenses company wide.

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

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	61.3	63.9	61.7
Gross profit	28.3	38.7	36.1	38.3

Selling, general and administrative expenses	46.9	53.9	49.0	52.1
Research and development expenses	2.8	2.9	2.6	2.6
Restructuring, severance and separation expenses	0.2	1.4	4.3	1.4
Operating loss	(21.6)	(19.5)	(19.8)	(17.8)

Interest and other (expense) income, net	0.3	0.3	(1.2)	0.5
Interest expense	(3.0)	(6.2)	(3.3)	(5.2)
Loss from continuing operations before income tax provision	(24.3)	(25.4)	(24.3)	(22.5)

(Provision) benefit for income taxes	(0.1)	0.6	─	─
Loss from continuing operations	(24.4)	(24.8)	(24.3)	(22.5)

(Loss) income from discontinued operations	(2.7)	7.9	5.6	11.0
Net loss	(27.1)	(16.9)	(18.7)	(11.5)

Loss attributable to the noncontrolling interest, continuing operations	0.2	0.1	0.2	0.1
(Loss) income attributable to the noncontrolling interest, discontinued operations	─	(0.1)	(0.1)	(0.2)

Net loss attributable to Digital Angel Corporation	(26.9)%	(16.9)%	(18.6)%	(11.6)%

Results of Operations by Segment

Three-Months Ended September 30, 2010 Compared to Three-Months Ended September 30, 2009

Animal Identification

	Three-Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
	(in thousands, except percentages)

Revenue	$7,197	100.0%	$6,815	100.0%	$382	5.6%
Cost of sales	4,992	69.4	4,515	66.2	477	10.6
Gross profit	2,205	30.6	2,300	33.8	(95)	(4.1)

Selling, general and administrative expenses	1,963	27.3	2,151	31.6	(188)	(8.7)
Research and development expenses	257	3.6	285	4.2	(28)	(9.8)
Restructuring, severance and separation expenses	14	0.2	142	2.1	(128)	(90.1)

Operating loss	$(29)	(0.5)%	$(278)	(4.1)%	$249	(89.6)

Revenues

Our Animal Identification segment’s revenue increased approximately $0.4 million for the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. The increase was primarily due to increased sales of our fish chip resulting from the timing of demand from the government and increased sales of our electronic livestock tags to existing and new customers. The increase was slightly offset by a decrease in our companion pet product sales during the third quarter of 2010 compared to the third quarter of 2009.

Gross Profit and Gross Profit Margin

Our Animal Identification segment’s gross profit decreased approximately $0.1 million in the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. The slight decrease in gross profit was primarily due to higher material cost associated with sales of our electronic livestock tags accompanied by an increase in inbound freight costs. The gross profit margin decreased to 30.6% in the three-months ended September 30, 2010 as compared to 33.8% in the three-months ended September 30, 2009. The decrease in gross profit margin is primarily due to the increase in costs discussed above. Gross profit margin may vary period-to-period because of changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses

Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.2 million in the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily the result of decreased salaries, travel and sales and marketing expenses. Selling, general and administrative expenses as a percentage of revenue decreased from 31.6% to 27.3% primarily due to the items discussed above.

Research and Development Expenses

Our Animal Identification segment’s research and development expenses remained relatively constant during the three-months ended September 30, 2010 as compared to the three-months ended September 30, 2009. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring, Severance and Separation Expenses

Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the third quarter of 2010 and 2009 related to severance expenses.

Outlook and Trends

As anticipated, our Animal Identification segment’s sales and profits have increased in 2010 as compared to 2009. We continue to expect to achieve higher gross profits and to reduce selling, general and administrative expenses as we continue to control costs and implement cost savings measures. However, we are unable to quantify such possible operating efficiencies at this time.

We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also believe that we face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.

Emergency Identification

	Three-Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
	(in thousands, except percentages)

Revenue	$1,914	100.0%	$3,104	100.0%	$(1,190)	(38.3)%
Cost of sales	1,542	80.6	1,569	50.5	(27)	(1.7)
Gross profit	372	19.4	1,535	49.5	(1,163)	(75.8)

Selling, general and administrative expenses	1,491	77.9	2,398	77.3	(907)	(37.8)

Operating loss	$(1,119)	(58.5)%	$(863)	(27.8)%	$(256)	29.7

Revenues

Our Emergency Identification segment’s revenue decreased approximately $1.2 million in the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. The decrease in revenue was primarily due to a decrease in sales at our Sarbe division of approximately $1.2 million due to lower PELS and G2R sales resulting from the mandatory transition to higher satellite frequency beacons in the prior year.  In addition, we experienced lower sales at our Communciations division. We expect our revenues to increase as we commence shipping on a large PELS contract.

Gross Profit and Gross Profit Margin

Our Emergency Identification segment’s gross profit decreased approximately $1.2 million in the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. The decrease was primarily due to the decrease in sales discussed above accompanied by an inventory provision at our Sarbe division of approximately $0.9 million that was recorded in the third quarter of 2010. Third quarter gross profit margin was 19.4% in the three-months ended September 30, 2010 as compared to 49.5% in the third quarter of 2009. Gross profit margin decreased due to lower margins at our Sarbe division in addition to the inventory provision discussed above. We expect gross profit margins to return to previous levels which may vary period-to-period because of the changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses

Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.9 million in the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. This decrease in selling, general and administrative expenses relates primarily to a decrease in personnel costs as a result of the restructuring implemented in the prior year, lower audit and legal fees, decreased engineering consumables and lower marketing expenses. As a percentage of revenue, selling, general and administrative expenses remained relatively constant at 77.9% in the three-months ended September 30, 2010 compared to 77.3% in the three-months ended September 30, 2009.

Outlook and Trends

As anticipated, our Emergency Identification segment’s sales have decreased in 2010 as compared to 2009 primarily due to a reduction in sales of Sarbe products. Prior year’s sales were positively impacted by the required transition to higher satellite frequency beacons. We expect sales and operating profits to improve as we commence shipping on the PELS contract, which have been delayed as a result of extended testing and certification requirements, and as a result of reduced asset impairments and selling, general and administrative expenses. However, we are unable to quantify such possible operating efficiencies at this time.

We believe that the future will bring both military and commercial market opportunities. However, going forward, we intend to focus on growing our Animal Identification business.

Corporate

	Three-Months Ended September 30,
	2010	2009	Change
	(in thousands, except percentages)

Revenue	$ ─	$ ─	$ ─	─	%
Cost of sales	─	─	─	─
Gross profit	─	─	─	─

Selling, general and administrative expenses	820	794	26	3.3

Operating loss	$(820)	$(794)	$(26)	(3.3)

Selling, General and Administrative Expenses

Corporate’s selling, general and administrative expenses increased approximately $26 thousand for the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009. The increase was primarily due to an increase in non-cash compensation expense resulting from the granting of options and restricted stock to certain executives and management in October 2009. Slightly offsetting the increase was a decrease in printing and other professional service fees due to the annual shareholders meeting taking place in the second quarter of 2010 compared to the third quarter of 2009.

Consolidated

Interest and Other Income (Expense), Net

Interest and other income (expense) was approximately $31 thousand in the three-months ended September 30, 2010 compared to $34 thousand in the three-months ended September 30, 2009. The income in the three-months ended September 30, 2010 and September 30, 2009 resulted from royalty payments received by our Animal Identification segment.

Interest Expense

Interest expense was $0.3 million and $0.6 million for the three-months ended September 30, 2010 and 2009, respectively. The decrease was primarily due to the final payment of $1.4 million of our Term Debt Obligations with Laurus and affiliates on February 1, 2010.

Income Taxes

We had an income tax provision of $8 thousand for the three-months ended September 30, 2010 compared to a benefit of $60 thousand in the same period of 2009. We have recorded certain state and foreign income taxes during the three-months ended September 30, 2010 and 2009. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended September 30, 2010.

Loss from Continuing Operations

During the three-months ended September 30, 2010 and 2009, we reported a loss from continuing operations of approximately $2.2 million and $2.5 million, respectively. The decrease in the loss for the three-months ended September 30, 2010 compared to September 30, 2009 relates primarily to the reduction in selling, general and administrative expenses at our Animal Identification and Emergency Identification segments. The decrease was slightly offset by a decrease in gross margin at our Emergency Indentification segment during the third quarter of 2010. Each of these items is more fully discussed above in the context of the appropriate segment.

Nine-Months Ended September 30, 2010 Compared to Nine-Months Ended September 30, 2009

Animal Identification

	Nine-Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
	(in thousands, except percentages)

Revenue	$23,572	100.0%	$23,074	100.0%	$498	2.2%
Cost of sales	15,161	64.3	15,411	66.8	(250)	(1.6)
Gross profit	8,411	35.7	7,663	33.2	748	9.8

Selling, general and administrative expenses	6,218	26.4	7,299	31.6	(1,081)	(14.8)
Research and development expenses	766	3.3	853	3.7	(87)	(10.2)
Restructuring, severance and separation expenses	28	0.1	455	2.0	(427)	(93.8)

Operating income (loss)	$1,399	5.9%	$(944)	(4.1)%	$2,343	NM *

*NM – Not meaningful

Revenues

Our Animal Identification segment’s revenue increased approximately $0.5 million for the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. The increase was primarily due to higher sales of our LifeChip product, higher sales of our fish chips related to the timing of government demand and increased electronic livestock sales. The increase was slightly offset by a decrease in our companion pet product sales during the nine-months ended September 30, 2010 as compared to the same period in 2009.

Gross Profit and Gross Profit Margin

Our Animal Identification segment’s gross profit increased approximately $0.7 million in the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. The increase in gross profit was primarily due to the overall increase in sales discussed above as well as lower material costs for companion animal transponders and readers as well as lower overhead costs relating to decreased salaries and brokerage, slightly offset by an increase in inbound freight costs. The gross profit margin increased to 35.7% in the nine-months ended September 30, 2010 as compared to 33.2% in the nine-months ended September 30, 2009. We primarily attribute the increase in gross profit margin to items discussed above. Gross profit margin may vary period-to-period because of changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses

Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $1.1 million in the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily the result of decreased salaries, legal and accounting costs, depreciation and amortization and travel expenses. Selling, general and administrative expenses as a percentage of revenue decreased from 31.6% to 26.4% primarily due to the decrease in the aforementioned expenses.

Research and Development Expenses

Our Animal Identification segment’s research and development expenses decreased approximately $0.1 million during the nine-months ended September 30, 2010 as compared to the nine-months ended September 30, 2009. The decrease was primarily related to a decrease in salaries slightly offset by an increase in quality testing. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring, Severance and Separation Expenses

Our Animal Identification segment’s restructuring, severance and separation expenses recorded in the nine-months ended September 30, 2010 related to severance expenses in South America and the expenses recorded in the nine-months ended September 30, 2009 related to severance expenses of $0.2 million and $0.1 million of contract termination costs at the St. Paul, Minnesota location and $0.1 million of severance expenses in South America.

Emergency Identification

	Nine-Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
	(in thousands, except percentages)

Revenue	$5,131	100.0%	$9,571	100.0%	$(4,440)	(46.4)%
Cost of sales	3,178	61.9	4,740	49.5	(1,562)	(33.0)
Gross profit	1,953	38.1	4,831	50.5	(2,878)	(59.6)

Selling, general and administrative expenses	5,072	98.8	6,513	68.0	(1,441)	(22.1)

Operating loss	$(3,119)	(60.8)%	$(1,682)	(17.5)%	$(1,437)	85.4

Revenues

Our Emergency Identification segment’s revenue decreased approximately $4.4 million in the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. The decrease in revenue was primarily due to decreased sales of approximately $4.0 million at our Sarbe division as a result of lower PELS and G2R sales as well as decreased sales to the U.S. Air Force. The Sarbe product sales decrease was primarily related to the mandatory transition to higher satellite frequency beacons in the prior year. In addition, we experienced  lower sales at our Communciations division due to market conditions. We anticipate our revenues to increase as we commence shipping on a large PELS contract.

Gross Profit and Gross Profit Margin

Our Emergency Identification segment’s gross profit decreased approximately $2.9 million in the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. The decrease was primarily due to the overall decrease in sales and gross profit margin during the nine-months ended September 30, 2010. The gross profit margin was 38.1% in the nine-months ended September 30, 2010 as compared to 50.5% in nine-months ended September 30, 2009. Gross profit margin decreased primarily due to the write off of approximately $0.1 million of costs associated with a U.S. Air Force contract and an inventory provision of approximately $1.1 million of Sarbe inventory. The decrease was slightly offset by higher margins at our Sarbe division. We expect gross margins to return to previous levels which may vary period-to-period because of the changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses

Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $1.4 million in the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. This decrease in selling, general and administrative expenses relates primarily to a decrease in personnel costs as a result of the restructuring implemented in the prior year. In addition, there were decreases in engineering consumables, advertising costs as well as audit and legal fees. As a percentage of revenue, selling, general and administrative expenses increased to 98.8% in the nine-months ended September 30, 2010 from 68.0% in the nine-months ended September 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the decrease in sales as discussed above.

Corporate

	Nine-Months Ended September 30,
	2010	2009	Change
	(in thousands, except percentages)

Revenue	$ ─	$ ─	$ ─	─	%
Cost of sales	─	─	─	─
Gross profit	─	─	─	─

Selling, general and administrative expenses	2,752	3,212	(460)	(14.3)
Restructuring, severance and separation expenses	1,201	─	1,201	NM	*

Operating loss	$(3,953)	$(3,212)	$(741)	23.1

NM – Not meaningful

Selling, General and Administrative Expenses

Corporate’s selling, general and administrative expenses decreased approximately $0.5 million for the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009. The decrease was primarily due to lower salary expense, a decrease in the bonus accrual and lower insurance expense. Slightly offsetting the decrease was higher Nasdaq fees and non-cash compensation expense resulting from the granting of options and restricted stock to certain executives and management in October 2009.

Restructuring, Severance and Separation Expenses

Corporate’s severance and separation expenses in the nine-months ended September 30, 2010 related to the accrual of costs associated with certain headcount reductions.

Consolidated

Interest and Other Income (Expense), Net

Interest and other income (expense) was approximately $(0.3) million in the nine-months ended September 30, 2010 compared to $0.2 million in the nine-months ended September 30, 2009. The expense in the nine-months ended September 30, 2010 was due to approximately $0.2 million of other expense due to the write off of the discounted portion of a note receivable during the first quarter of 2010. The income in the nine-months ended September 30, 2009 resulted from royalty payments received by our Animal Identification segment.

Interest Expense

Interest expense was $1.0 million and $1.7 million for the nine-months ended September 30, 2010 and 2009, respectively. The decrease was primarily due to final payment of $1.4 million of our Term Debt Obligations with Laurus and affiliates on February 1, 2010.

Income Taxes

We had an income tax provision of $23 thousand for the nine-months ended September 30, 2010 compared to a benefit of $4 thousand in the same period of 2009. We have recorded certain state and foreign income taxes during the nine-months ended September 30, 2010 and 2009. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of September 30, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the nine-months ended September 30, 2010.

Loss from Continuing Operations

During the nine-months ended September 30, 2010 and 2009, we reported a loss from continuing operations of approximately $7.0 million and $7.4 million, respectively. The decrease in the loss for the nine-months ended September 30, 2010 compared to September 30, 2009 relates primarily to the company-wide reduction in selling, general and administrative expenses and interest expense. Slightly offsetting these changes was an increase in restructuring, severance and separation expenses at Corporate as well as a decrease in gross margin at our Emergency Identification segment. Each of these items is more fully discussed above in the context of the appropriate segment.

Liquidity and Capital Resources from Continuing Operations

Cash and cash equivalents totaled $1.6 million and $1.9 million at September 30, 2010 and December 31, 2009, respectively.

Operating activities provided cash of $2.0 million and $2.8 million during the nine-months ended September 30, 2010 and 2009. During the nine-months ended September 30, 2010, cash was primarily provided by discontinued operations. During the nine-months ended September 30, 2009, cash was primarily provided by discontinued operations and overall increases in accounts payable and accrued expenses.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $1.1 million, or 17.5%, to $5.3 million at September 30, 2010, from $6.4 million at December 31, 2009. The decrease was primarily due to the collection on the U.S. Air Force contract in the first quarter of 2010. We anticipate our accounts receivable to increase going forward as we begin shipping on a large PELS contract.

•
Inventories decreased 2.0% to $8.8 million at September 30, 2010 from $9.0 million at December 31, 2009. The decrease was related to the inventory provisions recorded at our Emergency Identification segment, slightly offset by increased inventory at our Animal Identification segment due to general inventory level fluctuations. We expect our inventory levels to decrease when shipments on a large PELS contract commences.

•
Accounts payable increased $0.2 million, or 2.4%, to $8.1 million at September 30, 2010, from $7.9 million at December 31, 2009. Our accounts payable increased due to the general timing of billings and payments. We anticipate our accounts payable to decrease during the fourth quarter of 2010.

•
Accrued expenses increased 15.2% to $7.6 million at September 30, 2010 from $6.6 million at December 31, 2009. Accrued expenses increased primarily due to accrued severance expenses recorded during 2010 at our Corporate segment. The increase was slightly offset by a decrease at our Emergency Identification segment due to payments of accrued legal and professional fees. We expect our accrued expenses to decrease in 2010 as we make payments for accrued bonuses, severance and other accrued liabilities.

Investing activities provided (used) cash of $0.3 million and $(0.4) million during the nine-months ended September 30, 2010 and 2009, respectively. The amounts provided (used) in 2010 and 2009 were primarily from the decrease of notes receivable and payments for purchases of fixed assets, respectively.

Financing activities used cash of $2.5 million and $1.9 million during the nine-months ended September 30, 2010 and 2009, respectively. In 2010, cash was primarily used for payments on debt which was slightly offset by the sale of common stock to two investors for approximately $1.7 million. The use of cash in 2009 was primarily due to payments on debt slightly offset by the issuance of common stock under the SEDA and debt borrowings of discontinued operations.

Financial Condition

As of September 30, 2010, we had a working capital deficit of approximately $6.3 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.

In addition to our cash on hand, at September 30, 2010 we had approximately $0.4 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $4.0 million revolving credit facility with TCI; (ii) an invoice discounting agreement with Bibby; (iii) a factoring agreement with AL Finans A/S; and (iv) a line of credit with Danske Bank. Each of these facilities are more fully described in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
TCI revolving facility	$1,236	$400	*
Bibby invoice discounting agreement	1,930	21
AL Finans factoring agreement	107	─
Danske Bank line of credit	1,908	─
	$5,181	$421

*  Availability on the TCI revolving facility is subject to remaining in compliance as discussed in the "Liquidity" section below.

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreements; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i)  monthly, quarterly and annual financial reporting requirements; (ii) maintenance of adequate insurance; and (iii) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. As of September 30, 2010, we were in compliance with the covenants under our credit agreements. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately, at any given time, without prior notice. Our AL Finans factoring agreement provides that either party may terminate the agreement by giving a three month notice. During the term of notice, AL Finans is entitled to reduce the financing availability at its discretion. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date. The TCI Revolving Facility matures on August 31, 2012, but can be terminated early by Destron Fearing upon payment of a termination fee or by TCI in accordance with the terms of the TCI Agreement.

The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements.

Liquidity

The Company is technically currently in default on our mortgage loan, which matured November 1, 2010, but has received a forbearance from the current mortgage lender stating that there would be no default remedies taken through November 30, 2010 to enable the parties to discuss a resolution to the default. We are having discussions to extend our existing mortgage loan with the current lender while we are pursuing loan refinancing with another lender, which discussions are already underway. If we are unable to extend the loan or refinance with another lender and the current lender withdraws the forbearance, they could pursue the default remedies under the loan. This could trigger a cross default under our TCI Revolving Credit Facility which could result in an increase in annual interest rate to the floating rate plus 4%. In addition, TCI could, at any time, refuse to make any requested advance, demand payment of the advances or terminate the facility. All indebtedness under both the mortgage and the TCI Revolving Credit Facility are classified as current liabilities at September 30, 2010.

Our goal is to achieve profitability and to generate positive cash flows from operations. During 2008, we restructured our Animal Identification segment which eliminated redundancies, improved gross margins and decreased expenses. In the second quarter of 2010, we determined to substantially complete the restructuring of our Corporate segment which will result in the elimination of much of our corporate structure and the associated costs of a separate headquarters and several management positions. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line and complete existing contract deliveries; revenue growth or decline; and potential acquisitions or divestitures. We established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay certain of our debt obligations during 2010. As of September 30, 2010, we had a working capital deficiency, which is primarily due to a number of our debt obligations becoming due or potentially due within the next twelve months. Specifically, these obligations include: (i) our mortgage note which matured November 1, 2010; (ii) our factoring lines; and (iii) our credit facility with Danske Bank, which are more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition, our debt obligation to Danske Bank is due on demand and we are required to make monthly principal payments as more fully discussed in Note 9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our factoring lines may also be amended or terminated at any time by the lenders. These conditions indicate that we may not be able to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainity.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our growth strategies including, without limitation, our ability to deploy our products and services including rTag and Bio-Thermo™;
•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;
•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to refinance our mortgage note which matured November 1, 2010;

•	our ability to maintain compliance with covenants under our credit facilities, including our ability to make principal and interest payments when due;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we can achieve profitability in the future;

•	our ability to fund our operations;

•
our expectations for the borrowings under the Danske Bank line of credit, the AL Finans Factoring Agreement as well as the Bibby invoice discounting agreement, which are payable on demand and/or could be terminated at any time without notice or on short notice;

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

The information in this quarterly report is as of September 30, 2010, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2010. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our third fiscal quarter of 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

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

DIGITAL ANGEL CORPORATION (Registrant)

Date: November 15, 2010	By:	/s/ Jason G. Prescott
		Name:	Jason G. Prescott
		Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Factoring Agreement dated September 1, 2010 between AL Finans A/S and Destron Fearing A/S

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Jason G. Prescott, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

___________