Form 10-K
period 2010-12-31
DIGITAL ANGEL CORP
filed 2011-03-31
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

(651) 455-1621
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	OTC Bulletin Board

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $13.6 million, computed by reference to the price at which the stock was last sold on that date of $0.50 per share reported on the National Association of Securities Dealers Automated Quotation System. On October 5, 2010, Digital Angel Corporation began trading on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 30, 2011
Common Stock, $.01 par value per share	29,697,225 shares

Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders which the Registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein. If the Registrant does not file its Proxy Statement with the Commission on or before 120 days after the end of its 2010 fiscal year, the Registrant will file the required information in an amendment to this Annual Report on Form 10-K.

DIGITAL ANGEL CORPORATION
TABLE OF CONTENTS

Item	Description	Page

	PART I

1.	Business	1
1A.	Risk Factors	9
2.	Properties	15
3.	Legal Proceedings	15

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
8.	Financial Statements	27
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	27
9A	Controls and Procedures	28

	PART III

10	Directors, Executive Officers and Corporate Governance	28
11	Executive Compensation	28
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
13	Certain Relationships and Related Transactions, and Director Independence	28
14	Principal Accountant Fees and Services	28

	PART IV

15.	Exhibits and Financial Statements and Supplementary Data	29
	Signatures	30

Exhibit 21.1	List of Subsidiaries
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	302 Certificate of Chief Executive Officer
Exhibit 31.2	302 Certificate of Chief Financial Officer
Exhibit 32.1	906 Certificate of Chief Executive Officer
Exhibit 32.2	906 Certificate of Chief Financial Officer

PART 1

ITEM 1. BUSINESS

Unless the context otherwise provides, when we refer to the “Company,” “we,” “Digital Angel,” or “us,” we are referring to Digital Angel Corporation and its subsidiaries (either wholly- or majority-owned).

Overview

As of December 31, 2010, our business operations consisted primarily of the operations of our wholly-owned subsidiary, Destron Fearing Corporation and its wholly-owned subsidiaries, which collectively we refer to in this Annual Report as Destron Fearing, and our 98.5% owned subsidiary, Signature Industries Limited (“Signature”). Currently we operate in two business segments: Animal Identification, which comprises the operations of Destron Fearing; and Emergency Identification, which comprises the operations of Signature.

We currently engage in the following principal business activities:

•
Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable radio frequency identification (“RFID”) microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet applications; and

•
Our Emergency Identification segment develops, manufactures and markets global position systems (“GPS”) and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations.

Discontinued Operations

During the years ended December 31, 2010 and 2009, we sold several non-core businesses. On November 20, 2009, we sold the assets of one of Signature’s business units, McMurdo Limited (“McMurdo”). On January 21, 2010, we sold Thermo Life Energy Corp. (“Thermo Life”), on January 25, 2010, we sold substantially all of the assets of a division known as the Control Products Group within the Clifford & Snell business unit of Signature, and on April 30, 2010, we sold the assets of Clifford & Snell. Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell these businesses was a result of management’s strategy to streamline operations. Going forward, our strategy is to focus our efforts on the business operations of our Animal Identification segment. Discontinued operations are more fully discussed in Note 13 to our consolidated financial statements.

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

Recent Events

16% Senior Secured Debenture and Warrants

On February 24, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors, including Hillair Capital Investments LLC (the "Investors") whereby we issued and sold (the “Offering”) to the Investors (i) $2.0 million of senior secured Debentures (the “Debentures”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 4,000,000 shares of our common stock and (iii) Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) to purchase up to 4,000,000 shares of our common stock.

We will be obligated to redeem the Debentures on a quarterly basis beginning on October 1, 2011, in an amount equal to $0.5 million each quarter, until the Debentures maturity date of July 1, 2012. The Debentures accrue interest at a rate of 16% per annum which is due on a quarterly basis beginning on April 1, 2011. Upon any event of default, 125% of the then outstanding principal amount of the Debentures and any accrued interest would become immediately due and payable at the Investors’ election and the annual interest rate would increase to 18%. During the first six months after closing, we may not prepay any portion of the principal amount of the Debentures without the consent of the Investors. After the six month anniversary, we may elect to redeem some or all of the then principal amount outstanding with notice to the Investors at an amount equal to 120% of the then outstanding principal amount. We are subject to certain non-financial covenants under the Agreement.

The 4,000,000 Series A Warrants may be exercised at any time through the maturity date of the Debentures at an exercise price of $0.45 per share and the 4,000,000 Series B Warrants may be exercised at any time for a period of five years at an exercise price of $0.45 per share. If at any time after six months subsequent to the date of the Agreement there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants, the holder of the Warrants may elect to exercise using a net exercise (i.e., cashless exercise) mechanism. If we sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents at an effective price per share less than $0.45, then simultaneously with the consummation of each dilutive issuance, the Warrant exercise price for both of the Warrants shall be reduced to the lower price. In addition, the number of shares of common stock underlying the Series B Warrants will be increased such that the aggregate value of the Series B Warrants, after taking into account the decrease in the exercise price, shall be equal to the value prior to such adjustment. If we enter into a fundamental transaction that (i) is an all cash transaction, (ii) is a Rule 13e-3 transaction as defined in Rule 13e-3 under the Exchange Act, or (iii) involves a person or entity not traded on a national securities exchange, we or any successor entity must, at the holder’s request within thirty days after each fundamental transaction (“Holder Option Period”), purchase the Warrants from the holder for an amount of cash equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P (“the Black Scholes Value”). The maximum amount payable under the Black Scholes Value shall be (i) $0.5 million if the fundamental transaction is consummated prior to the six month anniversary of the issuance date or (ii) $1.0 million if the fundamental transaction is consummated subsequent to the six month anniversary but prior to the first anniversary of the issuance date. The Warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. We have estimated the initial value of the warrants to be approximately $2.3 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 77.58% and 98.09%, respectively; and a risk free rate of 0.26% and 2.19%, respectively.

To secure our obligations under the Debentures, we and Destron Fearing have pledged our ownership interests in Signature. In addition, Signature, Destron Fearing and its wholly-owned subsidiaries Digital Angel Technology Corporation and Digital Angel International, collectively and individually have guaranteed the Debentures.

Mortgage Loan Modification Agreement

On February 25, 2011, we entered into a Loan Modification Agreement (the “Mortgage Agreement”) with the mortgage lender extending the mortgage loan’s term to November 1, 2011, with the option to extend the maturity date for an additional six months. If we elect to extend the maturity date, we must notify the current mortgage lender by September 30, 2011 and pay a fee of $25 thousand which would be applied to the outstanding principal. Under the Mortgage Agreement, the interest rate and monthly payments will remain the same as prior to the mortgage loan maturity. Upon closing, we were required to pay an additional principal payment of $25 thousand plus certain other closing fees. We are also required to make an extension payment of approximately $25 thousand which will be paid ratably over four months beginning March 1, 2011.

Industry Overview

Our principal activities encompass the development and marketing of RFID and GPS-enabled identification and location products.

RFID technology continues to grow in its importance to the animal identification industry. RFID systems identify objects using radio frequency transmissions, typically achieved with communication between a microchip or tag and a scanner or reader. Historically, RFID has been used to identify objects in security, retail, transportation and logistics industries, as well as to identify, track and locate livestock and companion pets. Prior to the adoption of RFID, users identified and tracked objects manually as well as through the use of bar code technology. These solutions were limited because of the need for ongoing human intervention and the lack of instantaneous location capabilities. RFID technology possesses greater range, accuracy, speed and lower line-of-sight requirements than bar code technology.

Our RFID businesses focus on companion pet identification and retrieval, equine identification, livestock food safety and traceability, and fish tracking through the network of dams in the Columbia River Basin.

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

Most RFID systems use either “active” or “passive” tags, with the choice reflecting the different characteristics of the tags and the nature of the RFID system application. The key difference in the technology is that active RFID systems deploy tags with battery-powered microchips that emit a signal at regular intervals or continuously and do not rely on power from the reader to operate, while passive RFID systems deploy tags with microchips that have no attached power supply and receive an activating charge from the reader’s signal. Applications that require receipt of signals between the tag and the reader beyond approximately 10 meters in range usually require a battery in the tags. Currently, we sell passive RFID tags, with active tags under development.

Pet Identification and Retrieval

Pet identification and retrieval systems involve the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information with the use of RFID scanners and a registry database. The pet identification and retrieval market is expanding at accelerated levels. In the U.S., more and more shelters promote the use of microchipping as a way to insure that a lost pet can be reunited with its owner. With only an estimated 10% of pets chipped, the U.S. pet market has significant growth potential. As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), we believe the market will expand even further. In Europe, microchips are required for any pets traveling across borders.  These “pet passports” allow the animal to travel freely throughout Europe without quarantine, and in some European countries, as many as 40% of the pets have electronic identification.

Livestock Identification and Tracking and Food Safety and Traceability

The use of RFID technology in the tracking of livestock in the U.S. is currently limited to utilization for herd management (breeding, performance, etc), United States Department of Agriculture (“USDA”) disease control programs (Brucellosis, Tuberculosis, etc.) and Marketing programs (Non-Hormone Treated Cattle and limited use for the Beef Export Verification Program). Recently the US federal government announced that it would discontinue the USDA’s National Animal Identification System (“NAIS”), moving traceability responsibilities to the state and tribal levels. The USDA will work with the states to establish a common system for animals transported across state lines. While NAIS at the federal level has been discontinued, 48-hour trace-back, and age and source verification will remain a central part of the livestock industry’s processes. Destron Fearing products have been widely adopted for these requirements, and we continue to see more opportunities from growth in these segments. At Destron Fearing, our business model has always been to develop and sell innovative herd management products to producers that add value to their businesses. We have developed programs that make it easier for producers to do business with us, and to provide them with products that enhance their productivity and business success. Our RFID products are focused on gaining information, such as monitored animal behavior, and yielding data that can achieve early detection of potential illnesses in their herds.

Internationally, the market place for electronic identification tags continues to grow. The need to combat animal disease has the European Union (“EU”) focusing on improved traceability of livestock. Beginning on December 31, 2009, the EU has mandated the use of electronic tags for all sheep and goats, which is believed to be a forerunner to eventually requiring all large animal livestock to have electronic tags in the future. It is planned to be implemented in the entire European herd over the next few years. In South America, Brazil, with approximately 200 million cattle, implemented mandatory electronic identification of all feed lot cattle in 2010. Soon all new born cattle in Brazil will be required to have electronic tags, with the objective to move the entire herd to electronic tags over the next two years. Similar implementations are occurring in other South American countries, such as Colombia and Chile. These are all favorable signs for our Animal Identification segment, and the outlook shows signs of growth.

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

Operating Segments

Financial Information About Our Segments

Revenues from our two segments over the past two years were as follows:

	For the years ended December 31,
	2010	2009
	(in thousands)
Animal Identification	$30,830	$30,774
Emergency Identification	6,890	11,791
Total	$37,720	$42,565

Refer to the segment information in Note 18 to our consolidated financial statements.

Animal Identification Segment

Principal Products and Services

Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, for animal bio-sensing applications, such as temperature reading for companion pet applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding, as well as the positive identification and tracking of livestock and fish, which is crucial for asset management, disease control, food safety, and environmental impact analysis. This segment’s principal products are visual and electronic ear tags for livestock; and implantable microchips and RFID scanners for the companion pet, livestock, horses, fish and wildlife industries.

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

We hold patents on our syringe-injectable microchip for use in animals. Each microchip is individually inscribed and programmed to store a unique, permanent 10 to 16-digit alphanumeric identification code. These microchips are tiny, passive electronic devices ranging in size from 8 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The smallest microchip is about the size of a grain of rice. The microchip is coupled with an antenna and placed either in a two-piece plastic button RFID tag or in a glass-like injectable capsule. The button RFID tag is typically affixed to the ear of the animal. The implantable microchip is injected under the skin using a hypodermic syringe, without requiring surgery. Each capsule is coated with a polymer, BioBondTM, to form adherence to tissue, thereby preventing migration in the host’s body. An associated scanner device uses radio frequency to interrogate the microchips and read the code. Our patented Bio-Thermo® implantable microchip product provides temperature readings of animals by simply passing an RFID handheld scanner over the animal.

Our pet identification and location system involves the insertion of a microchip, with identifying information, in the animal. Scanners located at animal shelters, veterinary clinics and other locations can read the RFID tag ID which is then queried in a database to determine the animal’s owner. Presently, there is an established infrastructure with RFID scanners placed in approximately 70,000 global animal shelters and veterinary clinics. We believe that approximately 4.0 million companion animals in the U.S. have been enrolled in our distributor’s database, and a pet is recovered in the U.S. by that system approximately every six minutes.

Our miniature RFID microchips are also used for the tagging of fish, especially salmon, for identification by biologists and governments in environmental programs and studies, migratory studies and other purposes. These microchips are accepted as a safe, reliable alternative to traditional identification methods because once the fish are implanted with the microchips, they can be identified without recapturing or sacrificing the fish. In 2006, we installed what is believed to be the world’s largest RFID ready system, a 17-foot by 17-foot RFID antenna designed to electronically track indigenous salmon populations. In addition, we launched our next generation transponders. These updated transponders are designed to provide greater reader reliability while increasing reader range.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, we also produce visual and RFID identification products, for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. Destron Fearing has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized for herd management (breeding, performance, etc), United States Department of Agriculture (“USDA”) disease control programs (Brucellosis, Tuberculosis, etc.) and Marketing programs (Non-Hormone Treated Cattle and limited use for the Beef Export Verification Program). Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.

Growth Strategy

The principal components of our Animal Identification segment’s growth strategy are to:

•	focus on animal identification products in the growing livestock, fish and wildlife industries;
•	become a major support player in the food source traceability and safety tracking systems arena;
•	increase our market share in the pet identification and equine markets with enhanced products such as our temperature-sensing Bio-Thermo® product, and
•	the development of high frequency tags both passive and active for longer read range - rTAG product development.

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

During 2010, we continued our national initiative to target the use of our microchips to address the more than $100 million estimated U.S. equine market for identification products. There are approximately 9.2 million horses in the U.S. We believe that approximately 6.0 million are competition horses requiring identification by local and state equine animal health rules and regulations. In addition, USDA’s NAIS business plan categorizes equines as medium priority for permanent identification. Since late 2005, the California Horseracing Board, a division of the California Department of Agriculture, has been implanting all new, in-coming young horses entering their racing career with our microchips, which we call LifeChips®. The State of Louisiana has also been utilizing our LifeChips® to identify horses that have been Coggins tested which checks for Equine Infectious Anemia. The New York State Horse Health Assurance Program implemented a comprehensive health campaign that utilizes our microchips, and other state agencies are expected to launch similar programs. In addition, in March 2008, we entered into a non-exclusive distribution agreement with The Jockey Club, the official registry for North American Thoroughbred horses. Additional growth in LifeChip sales is expected to come from the recent requirement in Mexico, where all horses entering their country must have microchips.

New Products

In the second quarter of 2010, we launched a family of HDX (Half Duplex) products. This launch positions us to globally compete in markets that require this specialized technology. We have seen good growth in the US throughout 2010 and have developed beachheads in other key countries that will develop over the next one to three years.

Throughout 2010 we made progress on a number of new fishery antennas and readers:

•
FishTracker IS1001TM is a standalone RFID Antenna Control Node (ACN) designed to be a low cost, highly adaptable system for a variety of Passive Integrated Transponder (PIT) tag interrogation sites. The IS1001TM is capable of operating antennas sized up to 4 feet by 20 feet, with low coil inductance and advance auto-tuning circuitry that is tolerant of changing environmental conditions.

•
FishTracker FS2020 is a powerful, high speed ISO compliant stationary transceiver designed as a direct replacement for existing single channel transceivers currently installed throughout the Columbia River Basin.

•
FishTracker FS3001 will be the most advanced PIT tag detection system yet to be deployed in the Columbia River Basin. This interrogation system will be integrated into the spillway of the hydroelectric dams, and will be capable of tracking and identifying fish moving at over 60 miles per hour.

•	FishTracker IS1001-MTS is a distributed Multiplexing Transceiver System (MTS). It is a high performance RFID detection system that is specifically designed for adaptability to environmental changes.

In addition, in the fourth quarter of 2010, we completed development of the next generation Destron Fearing PIT tag providing a 15% performance improvement over the previous standard SST-1 PIT tag.

In 2010 we announced our long range, active RFID system called rTAG. Active tags have applications for livestock in cow/calf, feed lot, and dairy applications. We anticipate rTAG will be developed for market availability in late 2011.

Sales, Marketing and Distribution

Our companion pet identification and location system is marketed in the U.S. by Intervet/Schering-Plough Animal Health Corporation (“Intervet/Schering-Plough”) under the brand name Home Again® Pet Recovery Service. In February 2007, we signed an exclusive product supply and distribution agreement with Intervet/Schering-Plough Home Again LLC, a wholly owned subsidiary of Intervet/Schering-Plough, to provide electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. Intervet/Schering-Plough’s network, which markets the complete electronic pet identification system under the brand name HomeAgain®, is the nation’s first comprehensive system to assist in the search for lost pets. We helped Intervet/Schering-Plough develop this system in the late 90’s. In December, 2010, we entered into an amendment to the February 2007 agreement, which extends our agreement to provide Intervet/Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network through December 2011. During the term of the amended agreement, we will exclusively manufacture, supply and sell to Intervet/Schering-Plough and Intervet/Schering-Plough will exclusively purchase from us certain products (as defined in the amended agreement). The amended agreement contains, among other things, minimum purchase requirements by Intervet/Schering-Plough. The amended agreement also prohibits us from manufacturing, supplying or selling the products to any other person, governmental authority or entity in the territory (as defined in the amended agreement). The amended agreement also grants to Intervet/Schering-Plough exclusive distribution, marketing and sale rights to our RFID products in the companion animal market in the U.S. and non-exclusive distribution, marketing and sale rights to our RFID Bio Thermo product in the designated animal markets and territories, subject to a maximum amount of units of such RFID Bio Thermo products.

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

BioMark, Inc. is our primary U.S. distributor for our fish and wildlife RFID microchip products. Electronic identification products for livestock are sold directly to our customers under the Destron brand. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from either of these customers could have a material adverse effect on our financial condition and results of operations.

Competition

The animal identification market is highly competitive. The principal competitors in the U.S. visual identification market are Allflex USA, Inc. and Y-Tex Corporation, and the principal competitors in the U.S. RFID identification market are Allflex USA, Inc., Datamars SA and Avid Identification Systems, Inc. We believe that our intellectual property position and our reputation for high quality products are our competitive advantages.

Our principal competitor in other global markets is Allflex, with the remainder of the market quite fragmented with regional players. We believe that our efficient low cost production, reputation for high quality ear tags and our clear focus on the market are our competitive advantages. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.

Manufacturing; Supply Arrangements

Our Animal Identification segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. We rely on a production arrangement with Raytheon Microelectronics Espana (“RME”), a subsidiary of Raytheon Company, for the assembly of certain of our patented syringe-injectable transponders. The term of that agreement ends in December 2013, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is our preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders are owned by us; other automated equipment and tooling is owned by RME.

Besides RME, our Animal Identification segment’s other principal suppliers are TSI Molding, Inc., Feature Products and Creation Technologies. We generally do not enter into contracts with these suppliers.

Emergency Identification Segment

Principal Products and Services

Our Emergency Identification segment’s proprietary products provide emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations. This segment’s principal products are GPS enabled search and rescue equipment and intelligent communications products and services for mobile data and radio communications applications, including our SARBETM brand which serves commercial and military markets.

GPS Enabled Search and Rescue Equipment and Intelligent Communications Products

Our personal locator beacons (“PLBs”) are sold under the SARBE™ brand name. SARBE products are primarily used by military air crew in the event of an ejection or other event requiring emergency evacuation of an aircraft in a remote, possibly hostile location. SARBE equipment is also used by land and naval forces. Signature is based in the U.K. and has been developing and manufacturing PLBs for five decades. Reports of Second World War airmen and sailors at sea awaiting rescue with little more than the faint hope that a passing ship would find them was the catalyst that inspired Signature to develop a new way of saving lives by making the search part of search and rescue more effective. Today, we believe that we are a world-leading supplier of PLBs and our SARBE trademark is a common term for these devices, which are now found on ships, aircraft and submarines in the armed forces of over 40 countries. U.K. airmen were among the first to carry these lifesaving devices. Today every U.K. Royal Air Force, Royal Navy and Army airman carries a SARBE. PLBs are also packed in the survival packs of life rafts on military ships. Our latest generation SARBE for military personnel is the software programmable SARBE G2R, which provides true global reach and recovery. This flexible radio features peacetime and combat modes. As with previous PLBs, G2R can be configured to operate with any fast jet ejection seat and incorporates a specially designed system that automatically activates the beacon and deploys the antenna to the optimum position. This ensures that even if aircrew are unconscious or injured, the SARBE transmission will be initiated immediately as no human intervention is required, reducing the time it takes to initiate a search. Our SARBE G2R has been approved to operate on the Cospas-Sarsat Satellite System. Cospas-Sarsat is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons. Beginning February 1, 2009, Cospas-Sarsat ceased monitoring beacons using 121.5 MHz and 243 MHz satellite frequencies. The outdated beacons were replaced by the new generation of 406 MHz beacons, such as our SARBE G2R.

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

Growth Strategy

We believe that our SARBE PLBs offer the greatest source of growth for our Emergency Identification segment. Cospas-Sarsat forecasts that the global population of the new generation of digital beacons will grow to 900,000 by 2012, providing us with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacons as air forces upgrade their PLBs to new digital standards. Air forces in the U.K. and the U.S. will be required to replace their existing beacons with the new generation 406 MHz beacons in the future. SARBE has developed a specific new product, the AAPLB, which we believe is a superior next generation search and rescue beacon that addresses this market well. The UK MoD selected our AAPLB for tri-service use in 2008, and we expect to begin shipping our AAPLBs to the MoD in 2011. We have also shipped this new, next generation product to a second customer, Spain, during the first quarter of 2011.

Sales and Distribution

We sell our PLBs directly to our customers worldwide through a direct sales force of approximately four personnel and through supply and distribution agreements, which have varying expiration dates. The remaining terms of such agreements are between one and three years. We are also a distributor of two-way communication equipment in the U.K. Our agreements with these distributors have varying expiration dates.

Competition

Principal methods of competition in our Emergency Identification segment include geographic coverage, service and product performance. The principal competitors for our PLBs are Boeing North American Inc., General Dynamics Decision Systems, Tadiran, Spectralink Ltd., and Becker Avionic Systems. We believe that introducing new leading edge products in the search and rescue beacon market and the use of our search and rescue beacons in over forty countries are competitive advantages. In addition, the barriers to entry in this market are high due to the technical demands of the market.

Manufacturing; Supply Arrangements

Our Emergency Identification segment has not been materially or adversely affected by the inability to obtain raw materials or products during the past three years. This segment’s principal suppliers are C.I.L. Ltd., Motorola Ltd., and Base Ltd. We generally do not enter into contracts with these suppliers.

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

In the Emergency Identification segment, some of our more important patents and intellectual property rights include those relating to the design and manufacture of locator beacons and their communications protocols. No one patent is considered material to this business segment.

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

Employees

At March 23, 2011, we and our subsidiaries employed approximately 167 employees, of which 162 are full-time. Our Animal Identification segment’s production workforce located in South Saint Paul, Minnesota is party to a collective bargaining agreement covering wage rates and benefits to certain union employees, which expires on April 30, 2011. Our Emergency Identification segment has employees who are members of the G.M.B. and Amicus trade unions. Upon termination there are no future obligations other than payments of accrued wages. We believe we have positive relationships with our employees.

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

Currently, we operate in three geographic areas: the U.S. and Europe (both of which comprise the majority of our operations) and South America. The majority of our revenues and expenses in each geographic area were generated in the same currencies during the two-years ended December 31, 2010, and accordingly, we did not incur any significant foreign currency gains or losses during those years.

Revenues from continuing operations are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning revenues by principal geographic areas as of and for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	United States	Europe	South America	Total
2010
Net revenue	$23,118	$13,963	$639	$37,720
Property and equipment, net	4,078	1,160	─	5,238
2009
Net revenue	$21,694	$20,176	$695	$42,565
Property and equipment, net	4,854	2,025	119	6,998

For a discussion of risks associated with our foreign operations, please see Item 1A. Risk Factors.

Each of our segment’s operating income (loss) is presented below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and each of their assets is presented in Note 18 to our consolidated financial statements.

ITEM 1A. RISK FACTORS

We have a history of operating losses and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

We incurred a consolidated loss from continuing operations of $7.3 million and $17.0 million in the years ended December 31, 2010 and 2009, respectively. Our consolidated operating activities used cash of $(0.5) million and $(3.9) million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of approximately $577.5 million. There is no assurance that our operating activities will be able to fund our cash requirements in the future if our investing and/or financing activities cannot.

Our independent registered public accounting firm, in their audit report related to our financial statements for the year ended December 31, 2010, expressed substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2010 and 2009 and for the two years in the period ended December 31, 2010 were prepared on a “going concern” basis; however, as a result of our continued losses, negative working capital and significant cash flow commitments, our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2010, expressing substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Historical losses and maturity of debt have raised concerns about our ability to continue operations at the current level.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms especially if we continue to incur losses. We will be required to generate funds to repay certain of our debt obligations during 2011. As of December 31, 2010, we had a working capital deficiency, which is partially due to a number of our debt obligations becoming due or potentially due within the next twelve months. Our credit facility with Danske Bank, which is more fully discussed in Note 8 to our consolidated financial statements, is due on demand in addition to our requirement to make monthly principal payments of approximately $0.1 million. Our factoring lines may be amended or terminated at any time by the lenders, and our mortgage loan of approximately $2.0 million is due on November 1, 2011, although we have the option to extend the loan an additional six months. In February, 2011 we issued $2.0 million Debentures which we are obligated to redeem in an amount equal to $0.5 million each quarter beginning October 1, 2011 as well as make quarterly interest payments beginning April 1, 2011 (see recent events for further discussion). These conditions indicate that substantial doubt exists about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our ability to continue operations at the current level is also discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2011. No assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

We have substantial debt and debt service.

As of December 31, 2010, our indebtedness totaled approximately $5.7 million, in addition to advances on our factoring lines of approximately $0.5 million. As a result, we incur significant interest expense. We are obligated on our factoring lines, our revolving lines of credit, which had an aggregate outstanding balance of approximately $3.3 million at December 31, 2010, and our outstanding mortgage debt of approximately $2.0 million which matures on November 1, 2011, although we have the option to extend the loan for six additional months. We are also obligated to make monthly principal payments of approximately $0.1 million on our outstanding credit line with Danske Bank. In February, 2011 we issued $2.0 million Debentures which we are obligated to redeem in an amount equal to $0.5 million each quarter beginning October 1, 2011 as well as make quarterly interest payments beginning April 1, 2011 (see recent events for further discussion). For further discussion on our debt, see Note 8 to the consolidated financial statements.

Our debt agreements contain certain events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. Additionally, we guaranteed Destron Fearing’s debt with TCI Corporation (approximately $1.7 million at December 31, 2010) as well as granted TCI Corporation a security interest in certain of our intellectual property to secure such debt.

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

We currently have a legal settlement of approximately $0.3 million which we currently intend to settle in unregistered shares of our common stock. On February 24, 2011, we issued 8,000,000 warrants to purchase our common stock at an exercise price of $0.45, as more fully discussed in Note 22 to our consolidated financial statements. Such share issuances have in the past been and we expect will in the future be dilutive to the value of our common stock. As a result, your investment in our common stock will be further diluted if such transactions occur.

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

Each of these transactions would result in further dilution or result in ratchet of existing warrants.

As of March 23, 2011, there were 9,504,444 outstanding warrants, with exercise prices per share of $0.45, and 2,581,225 options to acquire additional shares of our common stock, with exercise prices per share ranging from $0.52 to $42.48. If exercised, these securities could dilute the value of shares of our common stock. In addition, we have the authority to issue up to a total of 50,000,000 shares of common stock and up to 5,000,000 shares of preferred stock without further shareholder approval, including shares that could be convertible into our common stock, subject to applicable requirements for issuing additional shares of stock. Were we to issue any such shares, or enter into any other financing transactions, the terms may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock.

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

From January 1, 2007 to March 23, 2011, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.32. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock could affect our access to capital, and may, if continuing, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

Our pet identification and location system is marketed in the U.S. by Intervet/Schering-Plough. For the years ended December 31, 2010 and 2009, Intervet/Schering-Plough accounted for approximately 12% and 8%, respectively, of our Animal Identification segment’s revenues. It may be difficult and time-consuming for us to arrange for distribution of the implantable microchip by a third party. The loss of Intervet/Schering-Plough as our exclusive distributor could negatively affect future sales. In December 2010, we amended our exclusive product supply and distribution agreement with Intervet/Schering-Plough to extend the agreement through December 31, 2011. There is no assurance that Intervet/Schering-Plough and Destron Fearing will extend the contract beyond December 31, 2011. Our principal customers for electronic identification devices for fish are Pacific States Marine and the U.S. Army Corps of Engineers. The loss of, or a significant reduction in, orders from these customers could have a material adverse effect on our financial condition and results of operations.

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

During the fourth quarter of 2009, we recorded an impairment charge of $7.1 million for goodwill and intangible assets associated with our Emergency Identification reporting unit. As of December 31, 2010, we had approximately $13.1 million of goodwill and intangible assets, all related to the Animal Identification segment. We assess the fair value of our goodwill and other intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If we determine that significant additional impairment has occurred, we will be required to write off the impaired portion of goodwill and our other intangible assets. Additional impairment charges could have a material adverse effect on our operating results and financial condition.

We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at anticipated prices.

On December 31, 2010, the book value of our inventory was $8.9 million. Our inventory could decline in value as a result of technological obsolescence or a change in the product. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.

Our foreign operations pose additional risks.

We operate our businesses and market our products internationally. During the years ended December 31, 2010 and 2009, approximately 39% and 53% of our sales were to private and public businesses in non U.S. countries. Our foreign operations are subject to the risks described herein, as well as risks related to compliance with foreign laws and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, currency exchange rate fluctuations, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws and foreign corrupt practices act, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could have an adverse effect on our financial results.

Currency exchange rate fluctuations could have an adverse effect on our sales and financial results.

During the years ended December 31, 2010 and 2009, we generated approximately 38% and 56%, respectively, of our sales and incurred a portion of our expenses in currencies other than U.S. dollars. We incurred approximately $0.1 million and $0.6 million of other comprehensive income due to fluctuations in foreign currency exchange rates. To the extent that going forward we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

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

ITEM 2. PROPERTIES

At December 31, 2010, we were obligated under leases for approximately 77,824 square feet of facilities, of which 25,035 square feet was for office facilities and 52,789 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we own 31,892 square feet of office space and 47,800 square feet of factory and warehouse facilities at the locations below. Our owned property is subject to a mortgage as discussed in Note 8 to our consolidated financial statements.

The following table sets forth our owned and leased properties by business segment (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Animal Identification	31,892	4,534	47,800	8,005	79,692	12,539
Emergency Identification	—	20,501	—	44,784	—	65,285
Total	31,892	25,035	47,800	52,789	79,692	77,824

The following table sets forth the principal locations of our properties (amounts in square feet):

			Factory /
	Office		Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Europe	—	4,416	—	8,005	—	12,421
Minnesota	31,892	—	47,800	—	79,692	—
South America	—	118	—	—	—	118
United Kingdom	—	20,501	—	44,784	—	65,285
Total	31,892	25,035	47,800	52,789	79,692	77,824

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time. We have accrued to the extent practicable our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 17 to our consolidated financial statements for a description of certain legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “DIGA.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

	High	Low
2010
First Quarter	$0.73	$0.43
Second Quarter	0.69	0.46
Third Quarter	0.52	0.35
Fourth Quarter	0.47	0.32
2009
First Quarter	$0.68	$0.40
Second Quarter	1.70	0.69
Third Quarter	1.49	1.03
Fourth Quarter	1.25	0.62

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 23, 2011, the closing sale price of our common stock on the OTC Bulletin Board was $0.39 per share.

On June 9, 2010, we received a Staff Determination Letter from Nasdaq indicating that we failed to comply with the $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2). Our common stock was therefore subject to delisting from The Nasdaq Capital Market, unless we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). Accordingly, we requested a hearing before the Panel and presented our plan for regaining compliance with the Nasdaq bid price requirement. Following a hearing held on July 22, 2010, the Panel granted our request for continued listing. However, we did not comply with the terms of the Panel's decision, which was conditioned upon the Company filing a proxy for a special meeting of shareholders to approve implementation of a reverse stock split if bid price compliance had not been regained. On October 1, 2010, we announced that trading in our common stock on the Nasdaq Capital Market was suspended prior to the opening of trading on October 5, 2010. Beginning with the opening of trading October 5, 2010, our common stock began to trade under the symbol "DIGA" on the OTC Bulletin Board.

Holders

According to the records of our transfer agent, as of March 23, 2011, there were approximately 1,487 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2010, we did not grant any shares of restricted common stock or stock options for executive compensation As of December 31, 2010, the following shares of our common stock were authorized for issuance under our equity compensation plans:

	Equity Compensation Plan Information
			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of	Weighted-average	future issuance under
	securities to be	exercise price per	equity compensation
	issued upon exercise	share of outstanding	plans(excluding
	of outstanding options,	options, warrants	securities reflected
Plan Category (1)	warrants and rights	and rights	in column (a))
Equity compensation plans approved by security holders	3,889,932	$11.23	1,742,307	(2)
Equity compensation plans not approved by security holders (3)	221,874	13.39	
Total	4,111,806	11.34	1,742,307

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 10 to our consolidated financial statements.
(2)	Includes 24,787 shares available for future issuance under our 1999 Employees Stock Purchase Plan.
(3)
We have made grants outside of our equity plans and have outstanding options exercisable for shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities / Recent Purchases of Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2010.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to fund our operations;
•	our growth strategies including, without limitation, our ability to deploy our products and services including Bio-Thermo™ and rTAG™;
•	anticipated trends in our business and demographics;
•	the ability to hire and retain skilled personnel;
•	relationships with and dependence on technological partners;
•	our reliance on government contractors;
•	uncertainties relating to customer plans and commitments;
•	our future profitability and liquidity;
•	our ability to continue operations at the current level;
•	our ability to maintain compliance with covenants under our credit facilities and Debentures, including our ability to make principal and interest payments when due;
•	our ability to obtain patents, enforce those patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;
•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;
•	expectations about the outcome of litigation and asserted claims;
•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our ability to successfully implement our business strategy;
•	our ability to perform on MoD contract;
•	our expectation that we can achieve profitability in the future;
•
borrowings under Destron Fearing’s and Destron Fearing A/S’s existing bank and credit facilities as well as Signature’s invoice discounting facility are payable on demand and/or the facilities could be terminated at any time without notice;

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

Overview

We currently engage in the following principal business activities:

•
developing, manufacturing and marketing of visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, for animal bio-sensing applications, such as temperature reading for companion pet applications; and

•	developing, manufacturing and marketing global position systems (“GPS”) and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations.

Discontinued Operations

During the years ended December 31, 2010 and 2009, we sold several non-core businesses. On November 20, 2009, we sold the assets of one of Signature’s business units, McMurdo Limited (“McMurdo”). On January 21, 2010, we sold Thermo Life Energy Corp. (“Thermo Life”), on January 25, 2010, we sold substantially all of the assets of a division known as the Control Products Group within the Clifford & Snell business unit of Signature, and on April 30, 2010, we sold the assets of Clifford & Snell. Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell these businesses was a result of management’s strategy to streamline operations. Going forward, our strategy is to focus our efforts on the business operations of our Animal Identification segment. Discontinued operations are more fully discussed in Note 13 to our consolidated financial statements.

Recent Events

16% Senior Secured Debenture and Warrants

On February 24, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors, including Hillair Capital Investments LLC (the "Investors") whereby we issued and sold (the “Offering”) to the Investors (i) $2.0 million of senior secured Debentures (the “Debentures”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 4,000,000 shares of our common stock and (iii) Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) to purchase up to 4,000,000 shares of our common stock.

We will be obligated to redeem the Debentures on a quarterly basis beginning on October 1, 2011, in an amount equal to $0.5 million each quarter, until the Debentures maturity date of July 1, 2012. The Debentures accrue interest at a rate of 16% per annum which is due on a quarterly basis beginning on April 1, 2011. Upon any event of default, 125% of the then outstanding principal amount of the Debentures and any accrued interest would become immediately due and payable at the Investors’ election and the annual interest rate would increase to 18%. During the first six months after closing, we may not prepay any portion of the principal amount of the Debentures without the consent of the Investors. After the six month anniversary, we may elect to redeem some or all of the then principal amount outstanding with notice to the Investors at an amount equal to 120% of the then outstanding principal amount. We are subject to certain non-financial covenants under the Agreement.

The 4,000,000 Series A Warrants may be exercised at any time through the maturity date at an exercise price of $0.45 per share and the 4,000,000 Series B Warrants may be exercised at any time for a period of five years at an exercise price of $0.45 per share. If at any time after six months subsequent to the date of the Agreement there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants, the holder of the Warrants may elect to exercise using a net exercise (i.e., cashless exercise) mechanism. If we sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents at an effective price per share less than $0.45, then simultaneously with the consummation of each dilutive issuance, the Warrant exercise price for both of the Warrants shall be reduced to the lower price. In addition, the number of shares of common stock underlying the Series B Warrants will be increased such that the aggregate value of the Series B Warrants, after taking into account the decrease in the exercise price, shall be equal to the value prior to such adjustment. If we enter into a fundamental transaction that (i) is an all cash transaction, (ii) is a Rule 13e-3 transaction as defined in Rule 13e-3 under the Exchange Act, or (iii) involves a person or entity not traded on a national securities exchange, we or any successor entity shall, at the holder’s request within thirty days after each fundamental transaction (“Holder Option Period”), purchase the Warrants from the holder for an amount of cash equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P (“the Black Scholes Value”). The maximum amount payable under the Black Scholes Value shall be (i) $0.5 million if the fundamental transaction is consummated prior to the six month anniversary of the issuance date or (ii) $1.0 million if the fundamental transaction is consummated subsequent to the six month anniversary but prior to the first anniversary of the issuance date. The Warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. We have estimated the initial value of the warrants to be approximately $2.3 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 77.58% and 98.09%, respectively; and a risk free rate of 0.26% and 2.19%, respectively.

To secure our obligations under the Debentures, we and Destron Fearing have pledged our ownership interests in Signature. In addition, Signature, Destron Fearing and its wholly-owned subsidiaries Digital Angel Technology Corporation and Digital Angel International, collectively and individually have guaranteed the Debentures.

Rodman & Renshaw, LLC, a subsidiary of Rodman & Renshaw Capital Group, Inc. (NASDAQ:RODM) acted as the exclusive placement agent in connection with the Offering.

Mortgage Loan Modification Agreement

On February 25, 2011, we entered into a Loan Modification Agreement (the “Mortgage Agreement”) with the mortgage lender extending the mortgage loan’s term to November 1, 2011, with the option to extend the maturity date for an additional six months. If we elect to extend the maturity date, we must notify the current mortgage lender by September 30, 2011 and pay a fee of $25 thousand which would be applied to the outstanding principal. Under the Mortgage Agreement, the interest rate and monthly payments will remain the same as prior to the mortgage loan maturity. Upon closing, we were required to pay an additional principal payment of $25 thousand plus certain other closing fees. We are also required to make an extension payment of approximately $25 thousand which will be paid ratably over four months beginning March 1, 2011.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our consolidated financial statements.

Business Segment Overview

We operate in two business segments: Animal Identification and Emergency Identification. Our Animal Identification segment’s revenue remained relatively constant at $30.8 million for both years ended December 31, 2010 and 2009. Our Animal Identification segment experienced operating income of $1.4 million in the year ended December 31, 2010 compared to an operating loss of $(0.8) million in the year ended December 31, 2009. Our Emergency Identification segment’s revenue decreased to $6.9 million for the year ended December 31, 2010 compared to $11.8 million for the year ended December 31, 2009 and experienced operating losses for the years ended December 31, 2010 and 2009. See pages 23 and 24 for discussions on the results of our Animal Identification and Emergency Identification segments, respectively.

The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past two fiscal years and reflect certain trends in the composition of such revenues and gross profits:

Sources of Revenue:	2010	2009
Animal Identification segment	81.7%	72.3%
Emergency Identification segment	18.3	27.7
Total	100.0%	100.0%

Sources of Gross Profit:	2010	2009
Animal Identification segment	79.8%	64.1%
Emergency Identification segment	20.2	35.9
Total	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past two fiscal years, expressed as a percentage of total revenues from continuing operations:

	2010	2009
Revenue	100.0%	100.0%
Cost of sales	65.1	61.1
Gross profit	34.9	38.9

Selling, general and administrative expenses	46.8	52.9
Research and development expenses	2.7	2.8
Restructuring, severance and separation expenses	3.6	1.6
Goodwill and asset impairment charges	—	17.2
Total operating expenses	53.1	74.5

Operating loss	(18.2)	(35.6)

Interest and other income (expense), net	(0.5)	0.7
Interest expense	(3.1)	(5.1)

Loss from continuing operations before income tax benefit	(21.8)	(40.0)

Benefit from income taxes	2.5	0.1

Loss from continuing operations	(19.3)	(39.9)

Income from discontinued operations, net of income taxes	3.8	10.7

Net loss	(15.5)	(29.2)

Loss (income) attributable to the noncontrolling interest, continuing operations	0.1	(0.3)
(Income) loss attributable to the noncontrolling interest, discontinued operations	—	0.2

Net loss attributable to Digital Angel Corporation	(15.4)%	(29.1)%

Our consolidated operating activities used cash of $0.5 million and $3.9 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, our cash and cash equivalents totaled $0.9 million compared to $1.9 million as of December 31, 2009. As of December 31, 2010, our stockholders’ equity was $12.5 million, as compared to $15.9 million as of December 31, 2009, and as of December 31, 2010, we had an accumulated deficit of $577.5 million. Our consolidated operating loss was approximately $6.9 million and $15.2 million for the years ending December 31, 2010 and 2009, respectively. The decrease in our 2010 operating loss was due, in large part, to our Animal Identification segment as discussed on page 23.

Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, our ability to successfully complete existing contracts, develop and bring to market our new products and technologies and the protection of our intellectual property rights. We have established a management plan intended to guide us in achieving profitability in future periods. The major components of our plan are as follows:

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

Goodwill and Other Intangible Assets

As of December 31, 2010, our consolidated goodwill was $3.3 million and our intangible assets were $9.7 million. We had no intangible assets with indefinite lives. We test our goodwill and intangible assets for impairment annually as a part of our annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding our business units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our operating units. In the fourth quarter of 2009, we recorded an impairment charge of approximately $7.1 million related to our Emergency Identification reporting unit; $3.8 million relating to goodwill and $3.3 million (net of approximately $(1.4) million of related deferred tax liabilities) related to intangible assets. Future events, such as market conditions or operational performance of our businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations.

Principles of Consolidation

We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. Currently, we own a majority of each of our subsidiaries. However, if in the future we were to own less than 50% but equal to or more than 20% of the voting interest of any investee, we will account for such investment under the equity method. All significant intercompany transactions and balances between or among us and our subsidiaries have been eliminated in consolidation.

Stock-Based Compensation

In accordance with the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification (“ASC” or “Codification”), stock-based awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. See Note 10 for further information concerning our stock option plans.

In the years ended December 31, 2010 and 2009, we incurred stock-based compensation expense of approximately $0.4 million and $0.5 million, respectively. This stock-based compensation expense is reflected in our consolidated statements of operations in selling, general and administrative expense.

Inventory Obsolescence

Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost (determined by the first-in, first-out method) or market, net of writedowns for obsolete or slow-moving inventory. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse affect on our financial condition and results of operations.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2010 and 2009, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forward. The valuation allowance is based on our historical operating performance and estimates of taxable income in the U.S. and the period over which our deferred tax assets will be recoverable. As of December 31, 2010, we have not provided a valuation allowance against certain of our United Kingdom deferred tax assets as we have deemed it more likely than not that these assets will be realized.

If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future or if we realize certain built-in-gains, we may reduce a significant portion of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2010, we had an aggregate valuation allowance against our net deferred tax assets of approximately $116.6 million.

The amount of any benefit from our US tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during the year ended December 31, 2010. As a result, approximately $196.7 million of the U.S. net operating loss carryforwards is limited under IRC section 382. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or our subsidiaries or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. See Note 12 for further information concerning our income taxes.

Results of Operations from Continuing Operations

We evaluate the performance of our two operating segments based on stand-alone segment operating income (loss), as presented below. Operating income (loss) from each of our segments during 2010 and 2009 was as follows:

	For the years ended December 31,
	2010	2009
	(in thousands)
Animal Identification	$1,415	$(757)
Emergency Identification	(3,820)	(10,780)
Corporate (1)	(4,468)	(3,626)
Total	$(6,873)	$(15,163)

(1)
Our Corporate segment includes all amounts given effect to in the consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. Corporate also includes certain selling, general and administrative expense and interest expense and other expenses associated with corporate activities and functions.

Animal Identification Segment

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

		% of		% of	Change
	2010	Revenue	2009	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$30,830	100.0%	$30,774	100.0%	$56	0.2%
Cost of sales	20,336	66.0	20,139	65.5	197	1.0
Gross profit	10,494	34.0	10,635	34.5	(141)	(1.3)

Selling, general and administrative expenses	7,902	25.3	9,492	30.8	(1,590)	(16.7)
Research and development expenses	1,031	3.3	1,206	3.9	(175)	(14.5)
Restructuring, severance and separation expenses	146	0.5	497	1.6	(351)	(70.6)
Goodwill and asset impairment charges	—	—	197	0.6	(197)	(100.0)

Operating income (loss)	$1,415	4.6%	$(757)	(2.4)%	$2,172	NM
NNM – Not meaningful

Revenue — Our Animal Identification segment’s revenue remained constant at approximately $30.8 million for the years ended December 31, 2010 and 2009. There was an increase in sales related to electronic livestock products as a result of market share gains and higher sales of our LifeChip product. These increases were slightly offset by a decrease in our companion pet product sales in Europe and decreased livestock sales in Europe primarily due to a lower volume of sales to Austria.

Gross Profit and Gross Profit Margin — Our Animal Identification segment’s gross profit decreased approximately $0.1 million, or 1.0%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease primarily relates to slightly higher labor costs associated with certain electronic livestock products as well as higher health insurance premiums. The gross profit margin remained relatively constant at 34.0% in the year ended December 31, 2010 compared to 34.5% in the year ended December 31, 2009. Gross profit margin may vary period-to-period because of changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses — Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $1.6 million, or 16.7% in the year ended December 31, 2010 compared to the year ended December 31, 2009. This was primarily attributable to decreased salaries and bonus compensation, legal and accounting costs, depreciation and amortization and travel expenses. Selling, general and administrative expenses as a percentage of revenue decreased to 26.0% in the year ended December 31, 2010 compared to 30.8% in the year ended December 31, 2009 due to the decrease in the aforementioned expenses.

Research and Development Expenses — Our Animal Identification segment’s research and development expenses decreased approximately $0.2 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease was primarily due to a decrease in salaries and travel expenses slightly offset by an increase in quality testing. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Restructuring, Severance and Separation Expenses – Our Animal Identification segment’s restructuring, severance and separation expenses were approximately $0.1 million and $0.5 million in the years ended December 31, 2010 and 2009, respectively. The costs in 2010 relate to severance costs and the costs in 2009 primarily related to severance and contract termination costs for the St. Paul, Denmark and South American locations.

Goodwill and Asset Impairment Charges — Our Animal Identification segment recorded goodwill and asset impairment charges of $0.2 million for the year ended December 31, 2009. The goodwill and asset impairment charges in 2009 related to fixed asset impairments at the St. Paul location. In the future, if we fail to perform as expected, we could face additional goodwill and intangible asset impairment charges.

Outlook and Trends

We anticipate our Animal Identification segment’s sales and gross profits to increase in 2011 and our operating expenses to remain relatively constant in 2011. We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.

Emergency Identification Segment

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

		% of		% of	Change
	2010	Revenue	2009	Revenue	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$6,890	100.0%	$11,791	100.0%	$(4,901)	(41.6)%
Cost of sales	4,234	61.4	5,846	49.6	(1,612)	(27.6)
Gross profit	2,656	38.6	5,945	50.4	(3,289)	(55.3)

Selling, general and administrative expenses	6,476	94.0	9,402	79.7	(2,926)	(31.1)
Restructuring, severance and separation expenses	—	—	181	1.5	(181)	(100.0)
Goodwill and asset impairment	—	—	7,142	60.6	(7,142)	(100.0)

Operating loss	$(3,820)	(55.4)%	$(10,780)	(91.4)%	$6,960	(64.6)

Revenue — Our Emergency Identification segment’s revenue decreased approximately $4.9 million, or 41.6%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in revenue was primarily due to decreased sales of approximately $5.4 million at our Sarbe division as a result of lower PELS and G2R sales as well as decreased sales to the U.S. Air Force. The Sarbe product sales decrease was primarily related to the mandatory transition to higher satellite frequency beacons in the prior year. In addition, we experienced lower sales at our Communications division due to market conditions. We anticipate our revenues to increase provided we commence shipping on a large PELS contract, which have been delayed as a result of extended testing and customer certification requirements.

Gross Profit and Gross Profit Margin — Our Emergency Identification segment’s gross profit decreased approximately $3.3 million, or 55.3%, in the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was primarily attributable to the overall decrease in sales and gross profit margin. Gross profit margin was 38.6% in the year ended December 31, 2010 as compared to 50.4% during the year ended December 31, 2009. The decrease in gross profit margin relates primarily to an inventory provision of approximately $1.1 million of Sarbe inventory. The decrease was slightly offset by higher margins at our Sarbe division. We expect gross margins to return to previous levels when sales return which may vary period-to-period because of the changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses — Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $2.9 million, or 31.1%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease in selling, general and administrative expenses is primarily due to a decrease in personnel costs as a result of the restructuring implemented in the prior year. In addition, there were decreases in engineering consumables, advertising costs, audit and legal fees as well as corporate salaries allocated to Signature. As a percentage of revenue, selling, general and administrative expenses increased to 94.0% in the year ended December 31, 2010 from 79.7% in the year ended December 31, 2009. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from the decrease in sales discussed above.

Restructuring, Severance and Separation Expenses — Our Emergency Identification segment’s restructuring, severance and separation expenses were approximately $0.2 million in the year ended December 31, 2009 and primarily related to severance at our U.K. locations as we continue our efforts to reduce expenses and streamline operations.

Goodwill and Asset Impairment – Our Emergency Identification segment’s goodwill and asset impairment expense of approximately $7.1 million during the year ended December 31, 2009 related to impairments of approximately $3.8 million of goodwill and approximately $3.3 million (net of approximately $(1.4) million of related deferred tax liabilities) related to intangible assets. The impairments were recorded as a result of our annual testing during the fourth quarter of 2009.

Outlook and Trends

We anticipate our Emergency Identification segment’s sales and gross profits to increase provided we commence shipping on the PELS contract, which has been delayed as a result of extended testing and certification requirements, and our operating expenses to remain relatively constant in 2011. We believe that the future will bring market opportunities due to increasing demand for recreational PLBs, expansion into the North American market and our belief that PLBs will become a highly desired product during peacetime for many of our current, and potentially new, worldwide armed forces customers. However, going forward we intend to focus on growing our Animal Identification business.

Corporate Segment

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

			Change
	2010	2009	Increase (Decrease)
	(dollar amounts in thousands)
Revenue	$—	$—	$—	—%
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Selling, general and administrative expenses	3,267	3,626	(359)	(9.9)
Restructuring, severance and separation expenses	1,201	—	1,201	NM

Operating loss	$(4,468)	$(3,626)	$842	(23.2)
NM – Not meaningful

Selling, General and Administrative Expenses — Our Corporate segment’s selling, general and administrative expenses decreased approximately $0.4 million in 2010 as compared to 2009. The decrease primarily relates to lower salary expense, a decrease in bonus compensation, lower insurance expense and accounting fees. Slightly offsetting the decrease were higher Nasdaq fees, investor relations fees, legal expenses and non-cash compensation expense resulting from the granting of options and restricted stock to certain executives and management in October 2009.

Restructuring Expenses — Our Corporate segment’s restructuring expense in 2010 related to the accrual of costs associated with certain headcount reductions.

Consolidated

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased approximately $0.5 million to $(0.2) million in the year ended December 31, 2010 compared to $0.3 million in the year ended December 31, 2009. The decrease was primarily the result of the write off of the discounted portion of a note receivable, approximately $0.3 million, during the first quarter of 2010 and a decrease in royalty payments at our Animal Identification segment.

Interest Expense

Interest expense was $1.2 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense from 2009 is primarily due to a final payment of $1.4 million of our Term Debt Obligations with Laurus Master Fund and affiliates on February 1, 2010. Based on our current level of debt we estimate that our interest expense will decrease slightly for the year ended December 31, 2011.

Total cash paid for interest was approximately $0.8 million and $1.5 million, or 64% and 68% of total interest expense, for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2010, we have provided a valuation allowance to fully reserve our U.S. net operating losses carried forward and our other U.S. existing net deferred tax assets, primarily as a result of our recent losses. Our tax provisions for 2010 and 2009 were primarily related to our foreign operations.

Net Loss from Continuing Operations

During the years ended December 31, 2010 and 2009, we reported a loss from continuing operations of approximately $7.3 million and $17.0 million, respectively. The decrease in the loss for the year ended December 31, 2010 compared to December 31, 2009 principally relates to the company-wide reduction in selling, general and administrative expenses, interest expense and asset impairment expenses. Slightly offsetting these changes was an increase in restructuring, severance and separation expenses at Corporate as well as a decrease in gross margin at our Emergency Identification segment. Each of these items is more fully discussed above in the context of the appropriate segment.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of December 31, 2010, cash and cash equivalents totaled $0.9 million, a decrease of $1.0 million, or 47.4%, from $1.9 million at December 31, 2009.

Net cash used in operating activities totaled $0.5 million and $3.9 million in 2010 and 2009, respectively. In 2010, cash was used primarily by the net loss slightly offset by discontinued operations and the net change in operating assets and liabilities. In 2009, cash used by operating activities was primarily the net loss and the net change in operating assets and liabilities.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, were $5.2 million and $6.4 million at December 31, 2010 and 2009, respectively. The decrease is primarily due to our Emergency Identification segment’s decrease in sales from the prior year as well as the collection on the U.S. Air Force contract in the first quarter of 2010. We anticipate accounts receivable to increase slightly going forward provided we begin shipping on a large PELS contract.

•
Inventories decreased to $8.9 million at December 31, 2010, compared to $9.0 million at December 31, 2009. The decrease was primarily due to $1.1 million of inventory write-offs recorded at our Emergency Identification segment, slightly offset by increased inventory at our Animal Identification segment due to general inventory level fluctuations. We expect inventory levels to decrease in 2011 provided we commence shipments under the PELS contract.

•
Accounts payable remained constant at $7.9 million at both December 31, 2010 and December 31, 2009. Our accounts payable balance fluctuates due to the general timing of billings and payments. We anticipate accounts payable levels to decrease throughout 2011.

•
Accrued expenses increased $0.2 million to $6.8 million at December 31, 2010, from $6.6 million at December 31, 2009. The increase was primarily related to accrued severance expenses recorded during 2010 at our Corporate segment which was slightly offset by a decrease at our Emergency Identification segment due to payments of accrued legal and professional fees and a decrease at our Animal Identification segment due to payments of certain compensation expenses. We expect accrued expenses to decrease slightly in 2011 as we make payments for accrued bonuses, severance and other accrued liabilities.

Investing activities provided cash of $2.6 million and $8.1 million in 2010 and 2009, respectively. In 2010, cash provided by investing activities was primarily related to the proceeds from the sale of Clifford & Snell, the collection of the McMurdo funds held in escrow and certain notes receivable and in 2009, cash provided by investing activities was primarily related to the sale of McMurdo.

Financing activities used cash of $(3.1) million and $(3.8) million in 2010 and 2009, respectively. In 2010, cash was primarily used for payments on debt which was partially offset by the sale of common stock to two investors for approximately $1.7 million. In 2009, we paid a total of approximately $6.6 million on our debt which was partially offset by the cash received from the issuance of shares of our common stock under the SEDA.

Financial Condition

Financing Agreements and Debt Obligations

We are party to certain financing agreements and debt obligations, which total approximately $5.7 million as of December 31, 2010, and are discussed in detail in Note 8 to our consolidated financial statements. The following is a discussion of our liquidity, and therefore, focuses on our revolving debt and advances from factors which represent approximately $3.3 million and $0.5, respectively. For discussion of our financial and non-financial covenants and outstanding debt, see Note 8 to our consolidated financial statements.

Destron Fearing’s TCI Revolving Credit Facility

On August 31, 2010, Destron Fearing entered into a $4.0 million revolving credit facility with TCI Business Capital, Inc. (“TCI”) pursuant to the Credit and Security Agreement dated August 31, 2010 (the “TCI Agreement”). Under the terms of the TCI Agreement, Destron Fearing may borrow, from time to time, up to an aggregate of the lesser of: (i) 90% of eligible account receivables, based on dilution of less than 4%, as defined, plus 25% of eligible inventory capped at $0.5 million, as may be adjusted for writedowns, or (ii) $4.0 million (the “TCI Revolving Facility”). The TCI Revolving Facility accrues interest at an annual rate equal to the prime rate as announced by Bank of America plus 8.0% (“Floating Rate”) which was 11.25% as of December 31, 2010. Upon default or early termination, the annual interest rate increases to the Floating Rate plus 4%. The TCI Revolving Facility matures on August 31, 2012, but can be terminated early by Destron Fearing upon payment of a termination fee or by TCI in accordance with the terms of the TCI Agreement. Destron Fearing is subject to certain financial and non-financial covenants under the TCI Agreement. As of December 31, 2010, we were in compliance with all covenants.

To secure Destron Fearing’s obligations under the TCI Revolving Facility, (a) Destron Fearing and its wholly-owned subsidiaries GT Acquisition Sub, Inc. and Digital Angel Technology Corporation granted TCI security interests in their ownership interests (including stock and membership interests) of their subsidiaries, excluding the stock of all foreign subsidiaries; and (b) the Company, Destron Fearing and its wholly-owned subsidiaries Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and GT Acquisition Sub, Inc. granted TCI security interests in certain intellectual property. In addition, (i) the Company, (ii) Destron Fearing’s wholly-owned subsidiaries Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., Digital Angel International, Inc., Timely Technology Corp., and GT Acquisition Sub, Inc., and (iii) C-Scan, LLC, a wholly-owned subsidiary of GT Acquisitions Sub, Inc., collectively and individually guaranteed the TCI Revolving Facility.

The TCI Revolving Facility replaced the $6.0 million revolving facility with Kallina.

Destron Fearing A/S’s Line of Credit

Destron Fearing A/S is party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, Destron Fearing A/S amended the borrowing availability from DKK 12.0 million to DKK 18.0 million. In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2010, the annual interest rate on the Credit Facility was 7.65%. Borrowing availability under the Credit Facility considers guarantees outstanding. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. Beginning in July 2009, Destron Fearing A/S and Danske Bank agreed to reduce the borrowing availability on the Credit Facility each month by DKK 0.5 thousand (approximately $0.1 million). As of December 31, 2010, total availability had been reduced from DKK 18.0 million (approximately $3.2 million) to DKK 9.0 million (approximately $1.6 million). DKK 9.0 million (approximately $1.6 million) was outstanding at December 31, 2010 and there was no additional availability under the credit line.

Signature’s Invoice Discounting Factoring Agreement

In July 2009, Signature entered into an invoice discounting factoring agreement (the “Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”), which replaced a similar arrangement with the Royal Bank of Scotland. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, certain of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby prepays 80% of the receivables sold in the U.K. and 70% of receivables sold in the rest of the world, not to exceed a balance of £2.5 million (approximately $3.9 million at December 31, 2010). Bibby repays Signature the remainder of the receivable upon collection.

Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature is required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable sold and 0.3% for each receivable sold in the rest of the world. If the total of the yearly fee is less than £60,000, Signature is required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (5.0% at December 31, 2010). Discounting charges of approximately $41 thousand and $0.1 million are included in interest expense for the years ended December 31, 2010 and 2009, respectively. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date. As of December 31, 2010, we had approximately £0.3 million outstanding (approximately $0.4 million) and approximately £0.3 million available (approximately $0.5 million) for borrowing under the Bibby Invoice Discounting Agreement.

Destron Fearing A/S’s Factoring Agreements

In March 2008, our wholly-owned European subsidiary, Destron Fearing A/S, entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advanced 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million at any given time. As security, Destron Fearing A/S assigned all invoice balances to Nordisk, regardless of whether advances were made on them, and warranted payments by its customers. Destron Fearing A/S paid a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement required a minimum commission charge of DKK 36,000 per year. Discounting charges of approximately $4 thousand and $34 thousand are included in interest expense for the years ended December 31, 2010 and 2009, respectively. On September 1, 2010 we replaced the Nordisk Factoring Agreement with the AL Finans Factoring Agreement as discussed below.

On September 1, 2010, Destron Fearing A/S entered into a factoring agreement (the “AL Finans Factoring Agreement”) with AL Finans A/S (“AL Finans”) which replaced the Nordisk Factoring Agreement. Under the AL Finans Factoring Agreement, AL Finans advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.1 million) at any given time. As security, Destron Fearing A/S assigns all invoice balances to AL Finans, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to AL Finans of 0.15% of the gross volume of receivables factored with a minimum of DKK 40 per invoice. The AL Finans Factoring Agreement requires a minimum commission charge of DKK 36 thousand (approximately $6 thousand) per year, and AL Finans reserves the right to have recourse against Destron Fearing A/S for any losses sustained on the factored invoices. Discounting charges of approximately $13 thousand are included in interest expense for the year ended December 31, 2010. As of December 31, 2010, we had approximately DKK 0.6 million (approximately $0.1 million) outstanding and no availability for borrowing under the AL Finans Factoring Agreement.

Liquidity

As of March 23, 2011, our consolidated cash and cash equivalents totaled approximately $1.9 million. In addition, we had an aggregate of $0.2 million available under our credit facilities.

We had negative working capital at December 31, 2010. During 2008 we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. In 2010, we initiated the next stage of restructuring of our corporate group which will result in the elimination of our corporate structure and the associated costs of a separate headquarters and several management positions. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line and perform existing contracts, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2011. Failure to generate positive cash flow from operations might require us to substantially reduce our level of operations and will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay/refinance/extend our mortgage loan obligation, and to pay principal and interest payments on our Debentures during 2011. As of December 31, 2010, we had a working capital deficiency, which is partially due to having to classify our revolving line of credit, our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 8, as current liabilities on our consolidated balance sheet. In addition, our debt obligation to Danske Bank is due on demand and we are required to make $0.1 million a month in principal payments to reduce the credit facility. Our factoring lines may also be amended or terminated by the lenders. These conditions indicate that substantial doubt exists about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Outlook

We are constantly looking for ways to maximize stockholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, refinancing existing debt obligations or the divestiture of business units or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our stockholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be filed by amendment to this Annual Report on or before April 30, 2011 or incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC.

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

DIGITAL ANGEL CORPORATION
	By:	/s/ Joseph J. Grillo
Date: March 31, 2011		Joseph J. Grillo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Grillo	President, Chief Executive Officer and	March 31, 2011
(Joseph J. Grillo)	Director (Principal Executive Officer)

/s/ Jason G. Prescott	Chief Financial Officer	March 31, 2011
(Jason G. Prescott)

/s/ Daniel E. Penni	Chairman of the Board of Directors	March 31, 2011
(Daniel E. Penni)

/s/ John R. Block	Director	March 31, 2011
(John R. Block)

/s/ Dennis G. Rawan	Director	March 31, 2011
(Dennis G. Rawan)

/s/ Michael S. Zarriello	Director	March 31, 2011
(Michael S. Zarriello)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Angel Corporation

We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as of December 31, 2010. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses, and at December 31, 2010 had negative working capital, and significant cash flow commitments. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
March 31, 2011

Digital Angel Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$903	$1,895
Restricted cash	—	202
Accounts receivable, net of allowance for doubtful accounts of $835 in 2010 and $906 in 2009	5,155	6,370
Inventories	8,859	8,980
Other current assets	1,665	2,514
Current assets of discontinued operations	339	3,735
Total current assets	16,921	23,696

Property and equipment, net	5,238	6,998
Goodwill, net	3,338	3,343
Intangibles, net	9,716	11,447
Other assets, net	716	1,195
Other assets of discontinued operations	—	365
Total assets	$35,929	$47,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$3,794	$9,297
Accounts payable	7,924	7,905
Advances from factors	523	1,019
Accrued expenses	6,810	6,580
Deferred gain on sale	584	960
Deferred revenue	529	548
Current liabilities of discontinued operations	732	2,955
Total current liabilities	20,896	29,264

Commitments and contingencies:
Long-term debt and notes payable	1,919	392
Other liabilities	606	1,445
Total liabilities	23,421	31,101

Stockholders’ equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($.01 par value; shares authorized 50,000; shares issued and outstanding, 29,273 and 23,479)	293	235
Additional paid-in-capital	590,945	588,652
Accumulated deficit	(577,021)	(571,203)
Accumulated other comprehensive loss - foreign currency translation	(1,674)	(1,737)
Total Digital Angel Corporation stockholders’ equity	12,543	15,947
Non-controlling interest	(35)	(4)
Total stockholders’ equity	12,508	15,943
Total liabilities and stockholders’ equity	$35,929	$47,044

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended
	December 31,
	2010	2009

Revenue	$37,720	$42,565

Cost of sales	24,570	25,985

Gross profit	13,150	16,580

Selling, general and administrative expenses	17,645	22,520
Research and development expenses	1,031	1,206
Restructuring, severance and separation expenses	1,347	678
Goodwill and asset impairments	—	7,339

Operating loss	(6,873)	(15,163)

Interest and other income (expense), net	(189)	319
Interest expense	(1,185)	(2,176)

Loss from continuing operations before income tax benefit	(8,247)	(17,020)

Benefit from income taxes	967	24

Loss from continuing operations	(7,280)	(16,996)

Income from discontinued operations, net of income taxes of $501 and $608	1,436	4,566

Net loss	(5,844)	(12,430)

Loss attributable to the noncontrolling interest, continuing operations	45	135
Income attributable to the noncontrolling interest, discontinued operations	(19)	(69)

Net loss attributable to Digital Angel Corporation	$(5,818)	$(12,364)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.26)	$(0.90)
Income from discontinued operations, net of noncontrolling interest	0.05	0.24
Net loss	$(0.21)	$(0.66)

Weighted average number of common shares outstanding — basic and diluted	27,794	18,768

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2009
(in thousands)

	Digital Angel Corporation Stockholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Stock	Interest	Equity

Balance, December 31, 2008	16,080	$161	$584,466	$(558,839)	$(2,308)	$(820)	$45	$22,705

Net loss	—	—	—	(12,364)	—	—	(66)	(12,430)
Comprehensive loss:
Foreign currency translation	—	—	—	—	571	—	17	588
Total comprehensive loss				(12,364)	571		(49)	(11,842)

Issuance of common stock under the Standby Equity Distribution Agreement (“SEDA”)	2,880	29	2,776	—	—	—	—	2,805
Issuance of common stock for equipment purchase	296	3	183	—	—	—	—	186
Issuance of common stock in a private placement sale	255	2	125	—	—	—	—	127
Issuance of common stock for price protection under the terms of a legal settlement	960	10	(10)	—	—	—	—	—
Issuance of common stock under the terms of a legal settlement	357	4	396	—	—	—	—	400
Issuance of common stock for Geissler Technologies Corporation earn out	330	3	297	—	—	—	—	300
Retirement of treasury stock	295	3	(823)	—	—	820	—	—
Issuance of common stock for services	101	1	125	—	—	—	—	126
Issuance of common stock for financing	1,393	14	786	—	—	—	—	800
Issuance of restricted stock and stock options for services	453	4	(4)	—	—	—	—	—
Partial share repurchase	(8)	—	—	—	—	—	—	—
Retirement of common stock	(1)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	519	—	—	—	—	519
Stock issuance costs			(129)	—	—	—	—	(129)
Issuance of common stock for SEDA commitment fee	88	1	124	—	—	—	—	125
Amortization of SEDA commitment fee	—	—	(125)	—	—	—	—	(125)
Reclassification of warrant as liability per Derivatives and Hedging Topic of the Codification	—	—	(54)	—	—	—	—	(54)

Balance, December 31, 2009	23,479	$235	$588,652	$(571,203)	$(1,737)	$—	$(4)	$15,943

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the Year Ended December 31, 2010
(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2009 (brought forward)	23,479	$235	$588,652	$(571,203)	$(1,737)	$(4)	$15,943

Net loss	—	—	—	(5,818)	—	(26)	(5,844)
Comprehensive loss:
Foreign currency translation	—	—	—	—	63	(5)	58
Total comprehensive loss				(5,818)	63	(31)	(5,786)

Issuance of common stock in settlement for payables and for services	786	8	351	—	—	—	359
Issuance of common stock and cash for price protection under the terms of a legal settlement	1,114	11	304	—	—	—	315
Sale of common stock and warrants	3,385	34	1,659	—	—	—	1,693
Fair value of warrant liability upon issuance	—	—	(526)	—	—	—	(526)
Sale of common stock under the SEDA	94	1	60	—	—	—	61
Common stock offering costs	—	—	(165)	—	—	—	(165)
Share-based compensation	415	4	706	—	—	—	710
Stock issuance costs	—	—	(96)	—	—	—	(96)

Balance, December 31, 2010	29,273	$293	$590,945	$(577,021)	$(1,674)	$(35)	$12,508

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,844)	$(12,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(1,436)	(4,566)
Equity compensation and administrative expenses	722	645
Depreciation and amortization	3,168	3,947
Loss on sale of equipment	304	25
Amortization of debt discount and financing costs	450	595
Allowance for doubtful accounts	(71)	430
Provision for inventory excess and obsolescence	(984)	(138)
Impairment of goodwill and assets	—	7,339
Change in fair value of warrant liability	(167)	(49)
Decrease (increase) in restricted cash	186	(202)
Net change in operating assets and liabilities	2,270	(2,341)
Net cash provided by discontinued operations	909	2,845
Net cash used in operating activities	(493)	(3,900)

Cash flows from investing activities:
Collections of notes receivable	639	419
Payments for property and equipment	(127)	(420)
Increase (decrease) in other assets	67	(134)
Net cash provided by discontinued operations	2,060	8,260
Net cash provided by investing activities	2,639	8,125

Cash flows from financing activities:
Net amounts paid on notes payable	(2,570)	(1,217)
Net payments of long-term debt	(2,037)	(5,343)
Sale of common shares and warrants	1,693	127
Sale of common shares under the Standby Equity Distribution Agreement	61	2,805
Financing costs	(165)	—
Stock issuance costs	(96)	(129)
Net cash used in financing activities	(3,114)	(3,757)

Net (decrease) increase in cash and cash equivalents	(968)	468
Effect of exchange rate changes on cash and cash equivalents	(24)	14
Cash and cash equivalents – Beginning of year	1,895	1,413
Cash and cash equivalents – End of year	$903	$1,895

Supplemental disclosure of cash flow information:
Income taxes paid	$21	$58
Interest paid	763	1,487

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except per share data)

1. Organization and Summary of Significant Accounting Policies

Digital Angel Corporation, a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) develops innovative identification and security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide identification and security for people, animals, food chains and government/military assets. Included in this diverse product line are applications for radio frequency identification (“RFID”) systems, global positioning systems (“GPS”) and satellite communications.

Business Segments

We operate in two business segments: Animal Identification and Emergency Identification. Our Animal Identification segment comprises the operations of our wholly-owned subsidiary, Destron Fearing Corporation (“Destron Fearing”) and our Emergency Identification segment comprises the operations of our 98.5%-owned subsidiary, Signature Industries Limited (“Signature”).

Animal Identification Segment

Our Animal Identification segment develops, manufactures and markets visual and electronic identification tags and implantable RFID microchips, primarily for identification, tracking and location of companion pets, livestock (e.g., cattle and hogs), horses, fish and wildlife worldwide, and, for animal bio-sensing applications, such as temperature reading for companion pet applications. Our Animal Identification segment’s proprietary products focus on pet identification and safeguarding and the positive identification and tracking of livestock and fish, which we believe are crucial for asset management and for disease control and food safety. This segment’s principal products are visual and electronic ear tags for livestock; and implantable microchips and RFID scanners for the companion pet, livestock, horses, fish and wildlife industries.

Emergency Identification Segment

Our Emergency Identification segment develops, manufactures and markets GPS and GPS-enabled products used for emergency location and tracking of pilots, aircraft and maritime vehicles in remote locations. This segment’s principal products are GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, and mobile data and radio communications applications, including our SARBETM brand, which serve military and commercial markets

Corporate and Eliminations

Our Corporate and Eliminations category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment expenses, assets and liabilities. This category also includes certain selling, general and administrative expenses associated with corporate activities, other expense reductions associated with companies whose assets were sold or closed in 2001 and 2002, and interest expense and interest and other income associated with corporate activities and functions. Included in Corporate and Eliminations as of December 31, 2010 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed throughout 2011 to 2016, as they will no longer be considered our legal obligations.

Discontinued Operations

During the years ended December 31, 2010 and 2009, we sold several non-core businesses. On November 20, 2009, we sold the assets of one of Signature’s business units, McMurdo Limited (“McMurdo”). On January 21, 2010, we sold Thermo Life Energy Corp. (“Thermo Life”), on January 25, 2010, we sold substantially all of the assets of a division known as the Control Products Group within the Clifford & Snell business unit of Signature, and on April 30, 2010, we sold the assets of Clifford & Snell. Accordingly, the financial results of these businesses are now classified as discontinued operations for all periods presented in this Annual Report. Our decision to sell these businesses was a result of management’s strategy to streamline operations. Going forward, our strategy is to focus our efforts on the business operations of our Animal Identification segment.

Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated operating activities used cash of $0.5 million and $3.9 million during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, our cash and cash equivalents totaled $0.9 million, compared to $1.9 million as of December 31, 2009. As of December 31, 2010, we had an accumulated deficit of $577.0 million.

We had negative working capital at December 31, 2010. During 2008 we restructured our Animal Identification business which eliminated redundancies, improved gross margins and decreased expenses. In 2010, we initiated the next stage of restructuring of our corporate group which will result in the elimination of our corporate structure and the associated costs of a separate headquarters and several management positions. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions or divestitures. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2011. Failure to generate positive cash flow from operations might require us to substantially reduce our level of operations and would have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the issuance of debt, proceeds from the sale of businesses, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. We will be required to generate funds to repay/refinance/extend our mortgage loan obligation, and to pay principal and interest payments on our Debentures during 2011. As of December 31, 2010, we had a working capital deficiency, which is partially due to having to classify our revolving line of credit, our factoring lines and our credit facility with Danske Bank, which are more fully discussed in Note 8, as current liabilities on our consolidated balance sheet. In addition, our debt obligation to Danske Bank is due on demand and we are required to make $0.1 million a month in principal payments to reduce the credit facility. Our factoring lines may also be amended or terminated by the lenders. These conditions indicate that substantial doubt exists about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Concentration of Credit Risk

We maintained our domestic cash in one financial institution during the years ended December 31, 2010 and 2009. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. Cash may from time to time exceed the federally insured limits.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. Our reporting units are those businesses for which financial information is available and upon which segment management makes operating decisions. We account for goodwill and intangible assets in accordance with the Intangibles – Goodwill and Other Topic of the Codification. Intangible assets deemed to have an indefinite life, such as goodwill, are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. Other than goodwill, we do not have any intangible assets with indefinite lives. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred.

There were no impairments in 2010 but during the fourth quarter of 2009, we recorded approximately $3.8 million of goodwill impairment related to our Emergency Identification reporting unit. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists, which could have a material impact on our financial condition and results of operations. See Notes 5, 6 and 11 for more information.

We have other intangible assets consisting of trademarks, tradenames, patented and non-patented technologies and customer relationships. These intangible assets are amortized over their expected economic lives ranging from 2 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. In the fourth quarter of 2009, we recorded an impairment charge of approximately $3.3 million (net of approximately $(1.4) million of deferred tax liability) related to intangible assets at our Emergency Identification reporting unit.

The total impairments of goodwill and intangible assets recorded in the fourth quarter of 2010 and 2009 were approximately nil and $7.1 million. These impairments are more fully discussed in Notes 5, 6 and 11.

Advertising Costs

We expense production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $0.2 million and $0.4 million in 2010 and 2009, respectively.

Revenue Recognition

We follow the revenue recognition guidance in the Revenue Recognition Topic of the Codification. Our Animal Identification and Emergency Identification segments recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time services or goods are provided. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We enter into bill and hold arrangements with certain customers at our Emergency Identification segment representing an immaterial amount of our revenues for the years ended 2010 and 2009. Revenue for these arrangements is recognized when the following criteria are met; (i) the arrangement is requested by the buyer who has a substantial business purpose for ordering the goods, (ii) risks of ownership have passed to the buyer, (iii) there is a fixed, written commitment to purchase these goods, (iv) there is a fixed schedule (consistent with the buyer's business purpose) for delivery of the goods, (v) we do not retain any specific performance obligations, (vi) the ordered goods are kept segregated from our other inventory and are not subject to being used to fill other orders and (vii) the equipment is complete and ready for shipment.

We offer a warranty on our Animal Identification and Emergency Identification segment’s products and record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. The warranty expense incurred during the years ended December 31, 2010 and 2009 was $0.2 million and $0.2 million, respectively.

It is our policy to approve all customer returns before issuing credit to the customer. We incurred returns of approximately $0.1 million and $0.1 million in 2010 and 2009, respectively.

Stock-Based Compensation

At December 31, 2010, we had five stock-based employee compensation plans (four of which have been terminated with respect to any new stock option grants) and Destron Fearing had two stock-based employee compensation plans (one of which has been terminated with respect to any new stock option grants), which are described more fully in Note 10.

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. See Note 10 for further information concerning our stock option plans.

Research and Development

Research and development expense consists of personnel costs, supplies, payments to consultants, other direct costs and indirect overhead costs of developing new products and technologies and is charged to expense as incurred.

Restructuring, Severance and Separation Expenses

During 2008, we initiated a comprehensive review of our businesses to develop a strategic long-range plan focusing on restoring growth and profitability. In connection with this review, we recorded estimated expenses for severance, lease payments and other restructuring costs. During the second quarter of 2010, we determined that it was desirable and in the best interests of the Company to substantially complete the restructuring of our corporate group by the end of 2010. These actions will result in the elimination of our corporate structure and the associated costs of a separate headquarters and several management positions. In accordance with the Exit or Disposal Cost Obligations Topic of the Codification, generally costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under the Compensation – Nonretirement Postemployment Benefits Topic of the Codification. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the liabilities under our restructuring efforts. During the years ended December 31, 2010 and 2009, we incurred approximately $1.3 million and $0.7 million of restructuring, severance and separation expenses, respectively, and as of December 31, 2010, we had an accrued liability for restructuring, severance and separation expenses of $1.0 million.

Foreign Currency Adjustment of Intercompany Loans

In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments should not produce gains or losses that affect consolidated earnings. Gains and losses on such transactions are included in equity in the accumulated other comprehensive income (loss) — foreign currency translation account in consolidation. However, when intercompany transactions are deemed to be of a short-term nature, such gain and losses are required to affect consolidated earnings. Until July 6, 2009, management concluded that the intercompany loan from Destron Fearing to Signature was of a long-term nature. This was appropriate because management had no plans to require repayment of the intercompany loan. The funds were provided to Signature for new product development and the acquisition of McMurdo. Management of both entities verbally agreed that the intention was that the loan was not anticipated to be repaid in the foreseeable future and no loan agreement was documented. The historical and projected cash flows of Signature did not support repayment of the loan and Signature’s invoice discount facility did not permit repayment of the loan. On July 7, 2009, upon entering into the Bibby Invoice Discounting Agreement, which is more fully discussed in Note 2, Destron Fearing and Signature entered into a loan agreement, which requires Signature to make quarterly principal payments. Management determined at this time that it was appropriate to treat the intercompany loan as short-term in nature because of several factors: (i) the Bibby Invoice Discount Agreement provided Signature additional working capital; (ii) the terms of the Bibby Invoice Discount Agreement allowed for the repayment of the loan per the terms of the intercompany loan agreement; and (iii) the planned sale of McMurdo would provide the funds necessary for Signature to repay the loan. Therefore, we determined that effective July 7, 2009, it was appropriate to begin recording transaction adjustments as gains/losses in the statement of operations and, accordingly, we recorded approximately $39 thousand and $8 thousand of foreign currency transaction losses during the years ended December 31, 2010 and 2009, respectively. Going forward, changes in the foreign currency exchange rates between the U.S. dollar and the English pound will result in additional gains or losses in our consolidated earnings.

Income Taxes

We account for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. Income taxes include U.S. and international taxes. We and our U.S. subsidiaries file a consolidated federal income tax return. Income taxes are more fully discussed in Note 12.

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

(Loss) Income Per Common Share and Common Share Equivalent

Basic and diluted (loss) income per common share is computed by dividing the (loss) income by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders during each of the two years ended December 31, 2010 and 2009, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities. See Note 14.

Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders’ equity.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2008, FASB established that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarified the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The standard was effective as of January 1, 2009. We adopted the Contracts in Entity’s Own Equity Subtopic of the Derivatives and Hedging Topic of the Codification on January 1, 2009 and as a result we have a liability associated with outstanding warrants of approximately $0.4 million and $4 thousand at December 31, 2010 and 2009, respectively, and have recorded other income of approximately $0.2 million and $53 thousand during the years ended December 31, 2010 and 2009, respectively, due to the change in values.

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

In June 2009, FASB released the Codification which became the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For all financial statements issued after September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we are required to refer to topics in the Codification rather than the superseded standards. The adoption of the Codification did not impact our consolidated financial position, results of operations, cash flows or financial statement disclosures.

In February 2010, FASB issued an update to guidance in ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.

In December 2010, FASB issued an update to guidance in ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted ASU 2010-28 on January 1, 2011 and do not expect a material impact on our results of operations, financial position or cash flows.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which updates guidance in ASC 805, “Business Combinations,” that clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption permitted. We adopted the update on January 1, 2011 and do not expect a material impact on our results of operations, financial position or cash flows.

2. Accounts Receivable
	December 31,	December 31,
	2010	2009
	(in thousands)
Receivables assigned to factors	$523	$1,019
Unfactored accounts receivable	5,467	6,257
Allowance for doubtful accounts	(835)	(906)
	$5,155	$6,370

Factoring Agreements

Descriptions of our borrowing agreements, which are reflected on our consolidated balance sheet as “advances from factors,” are as follows:

RBS Invoice Discounting Agreement

Signature had an Invoice Discounting Agreement, (as amended, the “RBS Invoice Discounting Agreement”) with The Royal Bank of Scotland Commercial Services Limited (“RBS”). The RBS Invoice Discounting Agreement provided for Signature to sell with full title guarantee most of its receivables, as defined in the RBS Invoice Discounting Agreement. Under the RBS Invoice Discounting Agreement, as amended in December 2008, RBS prepaid up to 70% of the receivables sold in the United Kingdom (“U.K.”) and up to 70% of the receivables sold in the rest of the world, not to exceed an outstanding balance of £1.5 million at any given time, subject to restrictions on the use of proceeds. RBS paid Signature the remainder of the receivable upon collection. Receivables which remained outstanding 90 days from the end of the invoice month became ineligible and RBS could require Signature to repurchase the receivable. The discounting charge accrued at an annual rate of 1.5% above the base rate as defined in the RBS Invoice Discounting Agreement. Signature paid a commission charge to RBS of 0.16% of each receivable balance sold. The RBS Invoice Discounting Agreement required a minimum commission charge of £833 per month. Discounting charges of $35 thousand are included in interest expense for the year ended December 31, 2009. In July 2009, we terminated the RBS Invoice Discounting Agreement and replaced it with the Bibby Invoice Discounting Agreement as discussed below.

Bibby Invoice Discounting Factoring Agreement

In July 2009, Signature entered into an invoice discounting factoring agreement (the “Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”), which replaced the RBS Invoice Discounting Agreement as discussed above. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, certain of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby prepays 80% of the receivables sold in the U.K. and 70% of receivables sold in the rest of the world, not to exceed a balance of £2.5 million (approximately $3.9 million at December 31, 2010). Bibby repays Signature the remainder of the receivable upon collection.

Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature is required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable sold and 0.3% for each receivable sold in the rest of the world. If the total of the yearly fee is less than £60,000, Signature is required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (5.0% at December 31, 2010). Discounting charges of approximately $41 thousand and $0.1 million are included in interest expense for the years ended December 31, 2010 and 2009, respectively. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date. As of December 31, 2010, we had approximately £0.3 million outstanding (approximately $0.4 million) and approximately £0.3 million available (approximately $0.5 million) for borrowing under the Bibby Invoice Discounting Agreement.

Nordisk Factoring Agreement

In March 2008, our wholly-owned European subsidiary, Destron Fearing A/S, entered into a factoring agreement (the “Nordisk Factoring Agreement”) with Nordisk Factoring A/S (“Nordisk”). Under the Nordisk Factoring Agreement, Nordisk advanced 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.1 million at December 31, 2010) at any given time. As security, Destron Fearing A/S assigned all invoice balances to Nordisk, regardless of whether advances were made on them, and warranted payments by its customers. Destron Fearing A/S paid a factoring commission charge to Nordisk of 0.15% of the gross volume of receivables factored. The Nordisk Factoring Agreement required a minimum commission charge of DKK 36 thousand (approximately $6 thousand) per year. Discounting charges of approximately $4 thousand and $34 thousand are included in interest expense for the years ended December 31, 2010 and 2009, respectively. On September 1, 2010 we replaced the Nordisk Factoring Agreement with the AL Finans Factoring Agreement as discussed below.

AL Finans A/S Factoring Agreement

On September 1, 2010, Destron Fearing A/S entered into a factoring agreement (the “AL Finans Factoring Agreement”) with AL Finans A/S (“AL Finans”) which replaced the Nordisk Factoring Agreement. Under the AL Finans Factoring Agreement, AL Finans advances 80% of Destron Fearing A/S’s eligible receivables, not to exceed a balance of DKK 6.0 million (approximately $1.0 million) at any given time. As security, Destron Fearing A/S assigns all invoice balances to AL Finans, regardless of whether advances were made on them, and warrants payments by its customers. Destron Fearing A/S pays a factoring commission charge to AL Finans of 0.15% of the gross volume of receivables factored with a minimum of DKK 40 per invoice. The AL Finans Factoring Agreement requires a minimum commission charge of DKK 36 thousand (approximately $6 thousand) per year, and AL Finans reserves the right to have recourse against Destron Fearing A/S for any losses sustained on the factored invoices. Discounting charges of approximately $13 thousand are included in interest expense for the year ended December 31, 2010. As of December 31, 2010, we had approximately DKK 0.6 million (approximately $0.1 million) outstanding and no availability for borrowing under the AL Finans Factoring Agreement.

3. Inventories

Inventories, net of writedowns for excess and obsolescence, consist of the following:
	December 31,
	2010	2009
	(in thousands)
Raw materials	$7,430	$7,446
Work in process	729	738
Finished goods	700	796
Total inventories	$8,859	$8,980

4. Property and Equipment

Property and equipment consist of the following:
	December 31,
	2010	2009
	(in thousands)
Land	$278	$278
Building and leasehold improvements	6,780	6,759
Equipment	12,239	13,421
	19,297	20,458
Less: Accumulated depreciation	(14,059)	(13,460)
Total property and equipment	$5,238	$6,998

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1.0 million and $1.7 million at December 31, 2010 and 2009, respectively. Related accumulated depreciation amounted to $0.7 million and $0.7 million as of December 31, 2010 and 2009, respectively.

Depreciation expense charged against income amounted to $1.5 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.5 million and $0.1 million in 2010 and 2009, respectively.

During the year ended December 31, 2009, we impaired approximately $0.2 million of our fixed assets at our Animal Identification segment.

5. Goodwill

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. We apply the principles of the Intangibles – Goodwill and Other Topic of the Codification and use the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

	December 31,
	2010	2009
	(in thousands)
Beginning balance	$3,343	$6,848
Earn-out payment	—	300
Impairment	—	(3,816)
Foreign currency and other adjustments	(5)	11
Ending balance	$3,338	$3,343

Method of Accounting for Goodwill

In accordance with the principles of the Intangibles – Goodwill and Other Topic of the Codification, we do not amortize goodwill. Instead, we are required to test goodwill for impairment annually as part of our annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding our business units.

We allocate goodwill to our reporting business units. At December 31, 2010 and 2009, our reporting units were Animal Identification segment and Emergency Identification segment. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. The business operations of our current reporting units are described in Note 1. We tested the goodwill for each of our reporting units during the fourth quarters of 2010 and 2009. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 11. Based upon our goodwill testing, we did not record any impairment charges during the fourth quarter of 2010 but recorded approximately $3.8 million impairment charges related to our Emergency Identification reporting unit during the fourth quarter of 2009.

At December 31, 2010, all goodwill belonged to the Animal Identification segment.

6. Intangibles, net

Intangibles and other assets consist of the following (dollars in thousands):

	December 31,		Weighted Average Lives (in years) at December 31,
	2010	2009	2010
Trademarks, net of accumulated amortization of $582 and $387	$786	$980	7.4
Patents and non-patented proprietary technology, net of accumulated amortization of $1,664 and $1,105	3,660	4,219	10.6
Customer relationships, net of accumulated amortization of $2,543 and $1,695	5,066	5,916	10.0
Tradenames and non compete, net of accumulated amortization of $93 and $65	─	28	─
Software, net of accumulated amortization of $296 and $196	204	304	5.0
	$9,716	$11,447

The following is a rollforward of our intangible assets for the years ending December 31, 2010 and 2009.

	December 31,
	2010	2009
	(in thousands)
Beginning balance	$11,447	$18,508
Amortization	(1,730)	(2,253)
Impairment	─	(4,692)
Foreign currency and other adjustments	(1)	(116)
Ending balance	$9,716	$11,447

Estimated amortization expense of the definite-lived assets for the years ending December 31, is as follows (in thousands):

2011	$1,582
2012	1,576
2013	1,436
2014	1,432
2015	1,104
Thereafter	2,586
$9,716

Amortization of intangibles charged against income amounted to $1.7 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.

During our annual impairment review in the fourth quarter of 2009, we recorded an impairment charge of approximately $3.3 million (net of a deferred tax liability of approximately $(1.4) million) associated with trademarks, patents and customer relationships at our Emergency Identification reporting unit.

7. Accrued Expenses and Other Liabilities

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(in thousands)
Accrued salary, wages and payroll expenses	$3,023	$1,741
Accrued bonuses	2,046	929
Accrued liabilities of companies whose assets were sold	849	849
Accrued litigation reserve and legal settlement	242	637
Accrued professional fees	188	850
Other accrued expenses	462	1,574
	$6,810	$6,580

Other liabilities consist of the following:
	December 31,
	2010	2009
	(in thousands)
Accrued tax obligations	$244	$243
Warrant liability	362	4
Accrued bonuses (long term)	—	950
Accrued legal settlement	—	118
Other	—	130
	$606	$1,445

The accrued bonuses (long-term) reflect amounts due to certain members of senior management, including our chief executive officer, chief financial officer and chief operating officer, which are not due and payable until April 1, 2011. We have the right to pay some or all of such bonuses prior to April 1, 2011 at our sole discretion and contingent upon cash availability. No interest is due on the bonuses unless required by law and, if so required, will be accrued at the minimum legally required rate.

8. Notes Payable and Other Financings

Notes payable and long-term debt consists of the following:

	December 31,
	2010	2009
	(in thousands)
Revolving facility, bears interest at prime plus 8.0%	$1,653	$—
Revolving facility, bears interest at prime plus 2.0% but not less than 10.0%, net of discount of nil and $232	—	1,994
Senior secured, non-convertible term note, bears interest at 12.0%	—	79
Senior secured, non-convertible term note, bears interest at 12.0%	—	1,164
Senior secured, non-convertible term note, bears interest at 12.0%	—	134
Mortgage notes payable, collateralized by Destron Fearing’s land and building, payable in monthly installments of principal and interest totaling $20 thousand, bearing interest at 8.2%, with the balance due through November 2011 with option to extend through May of 2012.	1,958	2,034
Line of credit, bears interest at the international rates Danske Bank can establish on a loan in DKK in the international market plus 2.0% (7.65% at December 31, 2010) and is determined quarterly. The agreement shall remain effective until further notice.	1,602	2,925
Equipment loan, collateralized by Destron Fearing A/S’s production equipment, payable in quarterly installments of principal and interest totaling $64 thousand, bearing interest at variable rates.	—	274
Notes payable — other and capital lease obligations	500	1,085
Total debt	5,713	9,689
Less: current maturities	3,794	9,297
Total long term notes payable and debt	$1,919	$392

The scheduled payments due based on maturities of current and long-term debt as of December 31, 2010 are presented in the following table (in thousands):

Year:
2011	$3,794
2012	1,914
2013	5
Total debt outstanding	$5,713

Interest expense on the long and short-term notes amounted to $1.2 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively. The weighted average interest rate was 14.1% and 13.7% for the years ended December 31, 2010 and 2009, respectively. The weighted average interest rates exclude interest expense related to certain amortization and accretion of debt discount and issue costs, share issuances and legal expenses related to financing activities, revaluation of certain warrants and obligation to Laurus Master Fund, Ltd (“Laurus”).

Mortgage Loan

As described in Note 22, on February 25, 2011, we entered into a loan modification agreement extending the mortgage loan term from November 1, 2010 to November 1, 2011 with the option to extend the maturity date for an additional six months. Accordingly, our indebtedness under this loan has been classified as long term as of December 31, 2010.

$6.0 Million Revolving Asset-Based Facility with Kallina

On August 31, 2007, Destron Fearing and certain of its wholly-owned subsidiaries, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc. and Digital Angel International, (collectively, the “Eligible Subsidiaries”) entered into a $6.0 million revolving asset-based financing transaction with Kallina Corporation (“Kallina”) pursuant to the terms of a Security Agreement. Under the terms of the Security Agreement, Destron Fearing was able to borrow, from time to time, an amount equal to the lesser of the amount of availability under the borrowing base and $6.0 million, subject to certain reserves that the lender was authorized to take in its reasonable commercial judgment (the “Revolving Facility”). The borrowing base was calculated as a percentage of the total amount of eligible accounts and inventory owned by Destron Fearing and its Eligible Subsidiaries. Amounts outstanding under the Revolving Facility accrued interest at a rate equal to the prime rate plus 2.0%, but not less than 10.0% at any time.

Destron Fearing and its Eligible Subsidiaries had pledged all of their respective assets, excluding the stock of all foreign subsidiaries other than Signature, in support of the obligations under the Revolving Facility. In connection with the Revolving Facility, Destron Fearing issued to Kallina seven-year warrants, which, as a result of our acquisition of the minority owners’ interest in Destron Fearing in 2007, were converted into warrants to purchase shares of our common stock. The value of the warrants of approximately $1.0 million was recorded as a discount to the Revolving Facility and was amortized to interest expense over the life of the Revolving Facility. Destron Fearing paid Kallina an upfront fee equal to 3.5% of the $6.0 million Revolving Facility, which was also amortized over the life of the Revolving Facility as interest expense. The Revolving Facility matured and was paid in full on August 31, 2010.

TCI Revolving Credit Facility

On August 31, 2010, Destron Fearing entered into a $4.0 million revolving credit facility with TCI Business Capital, Inc. (“TCI”) pursuant to the Credit and Security Agreement dated August 31, 2010 (the “TCI Agreement”). Under the terms of the TCI Agreement, Destron Fearing may borrow, from time to time, up to an aggregate of the lesser of: (i) 90% of eligible account receivables, based on dilution of less than 4%, as defined, plus 25% of eligible inventory capped at $500,000, as may be adjusted for writedowns, or (ii) $4.0 million (the “TCI Revolving Facility”). The TCI Revolving Facility accrues interest at an annual rate equal to the prime rate as announced by Bank of America plus 8.0% (“Floating Rate”) which was 11.25% as of December 31, 2010. Upon default or early termination, the annual interest rate increases to the Floating Rate plus 4%. The TCI Revolving Facility matures on August 31, 2012, but can be terminated early by Destron Fearing upon payment of a termination fee or by TCI in accordance with the terms of the TCI Agreement. Destron Fearing is subject to maintaining a minimum net worth covenant and a non-financial covenant under the TCI Agreement. As of December 31, 2010, we were in compliance with all covenants.

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

The TCI Revolving Facility replaced the $6.0 million revolving facility with Kallina.

Senior Secured Term Notes

In August 2006, we entered into a term note (“2006 Note”) with Laurus in the original principal amount of $13.5 million. The 2006 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In August 2007, we entered into a $7.0 million term note (“2007 Note”) with Kallina Corporation (“Kallina”) pursuant to the terms of a Securities Purchase Agreement between us and Kallina. The 2007 Note, as amended, accrued interest at a rate of 12% per annum, was payable monthly and had a maturity date of February 1, 2010. In October 2008, we entered into a letter agreement with Laurus, Kallina, Valens U.S. SPV I, LLC, Valens Offshore SPV I Ltd., Valens Offshore SPV II Corp and PSource Structured Debt Limited (collectively referred to as the “Lenders”) and issued a $2.0 million senior secured, non-convertible term note (the “2008 Note”) to the Lenders which accrued interest at a rate equal to 12% and was due in full on February 1, 2010. The 2006 Note, the 2007 Note and the 2008 Note (collectively the “Debt Obligations”) allowed for optional redemption without a prepayment penalty. On February 1, 2010, the maturity date, we paid the final balance of approximately $1.4 million on the Debt Obligations.

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

The initial exercise price of the warrants was $0.50 per share, and the warrants may be immediately exercised and expire seven years from the date of issuance. The warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. If at the time of exercise, the registration statement relating to the shares underlying the warrants is not effective, or if the related prospectus is not available for use, then a holder of warrants may elect to exercise warrants using a net exercise (i.e., cashless exercise) mechanism. The warrants are entitled to “full-ratchet” anti-dilution protection. If we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, other securities or other property pro rata to the record holders of any class of the shares of common stock (the “Purchase Rights”), the holders of warrants are entitled to acquire such Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon the complete exercise of the holder’s warrants. We may not enter into certain fundamental transactions, such as a merger, consolidation, sale of substantially all assets, tender offer or exchange offer with respect to our common stock or reclassification of our common stock, unless the successor entity assumes in writing all of our obligations under the warrants. If certain fundamental transactions occur with respect to us or our “significant subsidiaries” as defined by Rule 1-02 of Regulation S-X, at the holder’s request within fifteen days after each fundamental transaction (“Holder Option Period”), we or the successor entity shall purchase the warrants from the holder for an amount equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P. If such redemption option is not exercised by the holder during the Holding Option Period, we have an option to repurchase the unexercised portion of the warrants for the same amount within ten days after the expiration of the Holder Option Period. We have estimated the initial value of the warrants to be approximately $0.5 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; volatility of 124.14%; expected life of seven years; and a risk-free rate of 3.08%.

The value of the warrants is reflected in our consolidated balance sheet as a liability and the warrants are required to be revalued at each reporting period. Based on the valuation at December 31, 2010, we recorded other income (expense) of approximately $0.2 million during the year ended December 31, 2010, respectively. We determined the value at December 31, 2010 to be approximately $0.4 million, based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; volatility of 93.2%; expected life of 6.0 years and a risk-free rate of 2.0%. Going forward, changes in the value of the warrants will result in additional increases or decreases in other income (expense) in our consolidated statement of operations.

Termination of Standby Equity Distribution Agreement

On July 10, 2009, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we could from time to time, at our discretion, sell newly-issued shares of our common stock to YA SPV. We issued shares of our common stock under the SEDA pursuant to a Registration Statement on Form S-3.

The SEDA required payment of a commitment fee to YA SPV in an amount equal to $125,000 for which we delivered approximately 88 thousand shares of common stock under the Registration Statement to pay the commitment fee. The price of the shares delivered was the average of the daily volume weighted average price for the three trading days after the date of the Agreement. We issued an aggregate of approximately 3.0 million shares of our common stock and received an aggregate of approximately $2.9 million in cash under the SEDA, of which 0.1 million shares of our common stock were issued and approximately $0.1 million in cash was received during the first quarter of 2010. In connection with the registered direct offering discussed above, we terminated the SEDA effective February 4, 2010.

Destron Fearing A/S’s Line of Credit

Destron Fearing A/S is party to a credit agreement with Danske Bank (the “Credit Facility”). On June 1, 2006, Destron Fearing A/S amended the borrowing availability from DKK 12.0 million to DKK 18.0 million. In connection with the amendment, Destron Fearing executed a Letter of Support which confirms that it will maintain its holding of 100% of the share capital of Destron Fearing A/S, and will neither sell, nor pledge, nor in any way dispose of any part of Destron Fearing A/S or otherwise reduce Destron Fearing’s influence on Destron Fearing A/S without the prior consent of Danske Bank. Interest is determined quarterly and is based on the international rates Danske Bank can establish on a loan in the same currency on the international market plus 2.0%. At December 31, 2010, the annual interest rate on the Credit Facility was 7.65%. Borrowing availability under the Credit Facility considers guarantees outstanding. The Credit Facility will remain effective until further notice. Destron Fearing A/S can terminate the Credit Facility and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately at any given time, without prior notice. Beginning in July 2009, Destron Fearing A/S and Danske Bank agreed to reduce the borrowing availability on the Credit Facility each month by DKK 0.5 million (approximately $0.1 million). As of December 31, 2010, total availability had been reduced from DKK 18.0 million (approximately $3.2 million) to DKK 9.0 million (approximately $1.6 million). DKK 9.0 million (approximately $1.6 million) was outstanding at December 31, 2010 and there was no additional availability under the credit line.

9. Fair Value of Financial Instruments

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

10. Stockholders’ Equity

Warrants

We have issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

			Balance
	Authorized/	Exercised/	December 31,	Exercise	Date of	Date of
Class of Warrants	Issued	Forfeited	2010	Price	Issue	Expiration
Series B	83	(83)	—	$16.910	April 2004	April 2010
Series D	83	(83)	—	$25.443	October 2004	October 2010
Series E	122	(122)	—	$20.759	June 2005	June 2010
Series E	25	(25)	—	$19.104	June 2005	June 2010
Iroquois/Alpha Warrants	1,354	—	1,354	$0.50	February 2010	February 2017
	1,667	(313)	1,354

The Series B warrant was issued in connection with a securities purchase agreement effective April 16, 2004 and was exercisable for approximately 83 thousand shares of our common stock. The exercise price of the Series B warrant, which was originally $26.40 per share, was reduced to $16.91 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the Series B warrant agreement. The Series B warrant vested on April 16, 2005 and expired on April 16, 2010. The Series B warrant agreement provided for anti-dilution provisions that required that the exercise price be adjusted if we issue certain securities at a price below the exercise price then in effect and the number of warrants and the exercise price was required to be adjusted upon the declaration or payment of a dividend or other distribution of our common stock. The total number of shares that could have been issued under such provisions were subject to a ceiling.

The Series D warrants were issued in connection with a securities purchase agreement effective October 21, 2004 and exercisable into approximately 83 thousand shares of our common stock. The exercise price of the Series D warrant, which was originally $40.40 per share, was reduced to $25.443 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreement. The Series D warrant vested on October 21, 2005 and expired on October 21, 2010. The Series D warrant agreement provided for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that could be issued under such provisions was also subject to a ceiling.

The Series E warrants were issued in connection with a financing completed on June 10, 2005. Warrants to acquire approximately 92 thousand and 55 thousand shares of our common stock were issued to two investors, respectively. The warrants are exercisable at any time at exercise prices ranging from $29.632 to $32.28 per share. The exercise prices of the warrants were reduced to prices ranging from $19.104 to $20.759 per share as a result of our issuances of common stock for financings and severance payments, which triggered the anti-dilution provisions in the warrant agreements. The warrants vested on June 10, 2005 and expired on June 10, 2010. The Series E warrant agreement provided for anti-dilution provisions similar to those outlined above for the Series B warrant and the total number of shares that could be issued under such provisions was also subject to a ceiling.

The Iroquois/Alpha warrants were issued in connection with a registered direct offering on February 9, 2010. Warrants to purchase 1,354,000 shares of our common stock were issued to two institutional investors pursuant to the terms of a securities purchase agreement as discussed in Note 9. The exercise price of the warrants is $0.50 per share, and the warrants may be immediately exercised, but expire seven years from the date of issuance. The warrants are entitled to “full-ratchet” anti-dilution protection. If we grant, issue or sell any options, convertible securities or rights to purchase stock, warrants, other securities or other property pro rata to the record holders of any class of the shares of common stock (the “Purchase Rights”), the holders of warrants are entitled to acquire such Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon the complete exercise of the holder’s warrants. Upon the issuance of 8,000,000 warrants to certain investors in February 2011 (as more fully discussed in Note 22), the full-ratchet anti-dilution provision was triggered. As a result, we reduced the exercise price of the Iroquois/Alpha warrants to $0.45 per share and increased the number of warrants outstanding to 1,504,444. There was no change in the value of the warrants to the investors.

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

	Dividend		Expected	Risk-Free	Date of the
Class of Warrant	Yield	Volatility	Lives (Yrs.)	Rate	Assumptions
Series B	0.00%	69.00%	6.00	3.38%	April 5, 2004
Series D	0.00%	50.00%	6.00	3.31%	October 21, 2004
Series E	0.00%	50.00%	5.00	3.75%	June 10, 2005
Iroquois/Alpha warrants	0.00%	124.14%	7.00	3.08%	February 9, 2010

Stock Option Plans

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. We currently use the Black-Scholes option pricing model to calculate the compensation cost to be recognized. During the year ended December 31, 2010, we recorded approximately $0.2 million in compensation expense related to stock options granted to our and our subsidiary employees, directors and consultants. A summary of the status of our and our subsidiary’s stock options as of December 31, 2010, and changes during the two years then ended, is presented below.

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

The Destron Fearing MAS Plan, was terminated on February 23, 2006 thus no new options can be granted under the terminated plan. However, all outstanding options will remain in effect until they are exercised, forfeited or expired. As of December 31, 2010, awards consisting of options to purchase approximately 62 thousand shares were outstanding under the Destron Fearing MAS Plan.

As of December 31, 2010, the Destron Fearing Stock Option Plan had approximately 1.9 million shares of common stock reserved for issuance, of which approximately 1.6 million shares have been issued and approximately 0.3 million remain available for issuance, subject to certain restrictions regarding eligible participants. As of December 31, 2010, awards consisting of options to purchase approximately 1.2 million shares were outstanding under the Destron Fearing Stock Option Plan. Option awards are generally granted with exercise prices between market price and 110% of the market price of our stock at the date of grant, generally vest over three to nine years and have ten-year contractual terms.

Under the 1996 Option Plan, options for approximately 0.1 million common shares were authorized for issuance to certain of our officers, directors and employees. As of December 31, 2010, approximately 0.1 million options have been issued, net of forfeitures, and approximately 2 thousand are outstanding under the 1996 Option Plan. The options vest as determined by our board of directors and are exercisable over a period of five years. The 1996 Option Plan has been discontinued with respect to any future grant of options.

Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is approximately 0.5 million. As of December 31, 2010, 0.4 million options have been granted, net of forfeitures, and 0.1 million are outstanding. The options vest as determined by our board of directors and are exercisable over a period of five years.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is approximately 4.0 million. As of December 31, 2010, 2.5 million options have been granted and 1.1 million are outstanding and 1.5 million shares are available for future issuances. The options vest as determined by our board of directors and are exercisable over a period of three to ten years.

The 1999 Employees’ Stock Purchase Plan authorizes the grant of options to employees who purchase shares of common stock. As of December 31, 2010, approximately 0.1 million options have been granted, 45 thousand are outstanding and 25 thousand shares are available for grant.

In addition, as of December 31, 2010, we have granted approximately 0.2 million options, net of forfeitures, and have outstanding approximately 0.2 million options which were granted outside of the above plans as an inducement to employment.

A summary of the stock option activity for our stock options plans for 2010 and 2009 is as follows (in thousands, except per share price data):

	2010		2009
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding on January 1	3,189	$15.05	2,863	$18.02
Granted	—	—	499	0.97
Forfeited	(515)	6.70	(173)	23.60
Outstanding at December 31	2,674	16.66	3,189	15.05

Exercisable at December 31(1)	2,354	18.71	2,300	20.25
Vested or expected to vest at December 31	2,619	15.25	3,024	14.27
Shares available on December 31 for options that may be granted	1,742		1,199

(1)
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $0.37 at December 31, 2010 based upon the closing price on the OTC Bulletin Board. As of December 31, 2010 and 2009, the aggregate intrinsic value of options outstanding, exercisable and vested or expected to vest was nil and $0.1 million, respectively.

A summary of the status of our nonvested stock options as of December 31, 2010 is presented below (in thousands, except per share amounts):

	2010
		Weighted
		Average
	Stock	Grant-Date
	Options	Fair Value

Nonvested at January 1	889	$1.14
Vested	(252)	1.18
Forfeited or expired	(317)	1.11
Nonvested at December 31	320	$1.15

In addition to the stock options presented above, Thermo Life has approximately 4.4 million fully vested stock options outstanding. These stock options have no intrinsic value as of December 31, 2010 and Thermo Life’s two options plans have been discontinued with respect to future grants. On January 21, 2010, we sold the assets of Thermo Life as more fully discussed in Note 13.

As of December 31, 2010, there was approximately $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The following table summarizes information about our stock options at December 31, 2010 (in thousands, except per share price data):

	Outstanding Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life in Years	Price	Shares	Price
$0.0000 to $2.0000	559	8.4	$0.77	300	$0.69
$2.0001 to $4.0000	40	6.2	2.91	30	3.01
$4.0001 to $6.0000	152	7.1	5.22	101	5.22
$6.0001 to $8.0000	18	6.6	7.44	18	7.44
$8.0001 to $10.0000	22	6.6	8.97	22	8.97
$10.0001 and over	1,883	2.9	22.77	1,883	22.77
Total stock options	2,674	4.4	16.66	2,354	18.71

The weighted average per share fair value of grants made in 2009 under our incentive plans was $0.97. We did not grant any stock options during 2010. The weighted average per share fair value of options granted or modified by us was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions.

For the year ended December 31, 2009
Estimated option life	6 years
Risk free interest rate	2.34%
Expected volatility	130.00%
Expected dividend yield	—%

Restricted Stock Grants

The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.

In June 2009 and August 2009, we issued approximately 14 thousand shares and 0.1 million shares, respectively, of our restricted stock to consultants. We determined the value of the stock to be approximately $16 thousand and $0.1 million, respectively, based on the closing price of our stock on the date of the grants. The value of the restricted stock for each grant, which was fixed as a result of the price protection provisions, was amortized as consulting expense over the vesting period of six months.

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period which is five years. As a result, we recorded compensation expense of approximately $0.2 million and $0.1 million in 2010 and 2009, respectively, associated with such restricted stock grants.

11. Asset Impairment Testing

As of December 31, 2010, the net carrying value of our goodwill was $3.3 million. We test our goodwill and intangible assets for impairment as a part of our annual business planning cycle. Goodwill and intangible assets are also tested between testing dates if an impairment condition or event is determined to have occurred. Based upon our annual testing, we did not record a goodwill impairment charge in 2010 but recorded a goodwill impairment charge of approximately $3.8 million in the fourth quarter of 2009 at our Emergency Identification reporting unit.

During the fourth quarters of 2010 and 2009, we determined the fair value of our reporting units using discounted cash flow analyses and a company comparable analysis. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. Management compiled the revenue forecasts, growth rates, gross margin, corporate overhead and tax rates, among other data and assumptions related to the financial projections upon which the valuations were based. The methodology used to determine the residual or terminal enterprise values included the following factors: current leverage, risk premium, cost of equity, after-tax cost of debt, and weighted average cost of capital, which were used in the discount rate calculations. The assumptions used in the determination of fair value using discounted cash flows were as follows:

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

During the year ended December 31, 2010, we did not record any goodwill or asset impairments. During the year ended December 31, 2009, we recorded approximately $7.3 million of goodwill and asset impairments; $3.8 million impairment of goodwill and $3.3 million impairment (net of a deferred tax liability of approximately $1.4 million) of intangible assets at our Emergency Identification reporting unit as well as approximately $0.2 million related to the impairment of fixed assets at our Animal Identification reporting unit. See Notes 4, 5 and 6 for further discussion.

12. Income Taxes

The benefit (provision) for income taxes consists of:
	2010	2009
Current:
United States	$(2)	$4
International	969	(54)
Current income tax benefit	967	(50)

Deferred:
International	—	74
Deferred income taxes benefit	—	74
Total income tax benefit from continuing operations	$967	$24

Tax provision from discontinued operations - International	$(501)	$(608)

In addition to the 2009 income tax benefit above, which related primarily to the amortization of deferred tax liabilities arising from acquisitions, we recorded income tax expense in 2009 associated with our discontinued operations. A portion of current operating losses of foreign continuing operations have been applied to reduce taxable income from foreign discontinued operations and a portion carried back to offset existing liabilities of foreign discontinued operations. See Note 13.

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

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2010	2009
Deferred tax assets:
Liabilities and reserves	$714	$1,381
Accrued compensation and stock-based compensation	5,010	4,300
Property and equipment	647	382
Net operating loss carryforwards	110,252	110,341
Gross deferred tax assets	116,623	116,404
Valuation allowance	(116,623)	(116,404)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets increased by $1.2 million and $2.8 million in 2010 and 2009, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and our projected pre-tax income. Our goodwill is not deductible for tax purposes.

Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of (in thousands):

	2010	2009

Domestic	$(4,373)	$(6,326)
International	(3,874)	(10,694)
	$(8,247)	$(17,020)

At December 31, 2010, we had aggregate net operating loss carryforwards of approximately $281.5 million for income tax purposes that expire in various amounts from 2014 through 2030. Of the aggregate U.S. net operating loss carryforwards of $269.0 million, $69.2 million relate to Destron Fearing.

Based upon the change of ownership rules under IRC section 382, approximately $196.7 million of our separate U.S. net operating loss carryforwards experienced a more than 50% ownership change during the year ended December 31, 2009 and therefore are significantly limited as to the amount of use in any particular year. The ownership change was due to the issuance of sufficient common stock which resulted in our ownership change exceeding the 50% limitation threshold imposed by that section. The $69.2 million of operating loss carryforwards related to Destron Fearing were not impacted by this ownership change and are not currently subject to limitation under IRC section 382.

Of the total aggregate net operating loss carryforwards, foreign loss carryforwards are approximately $12.5 million. These net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity and do not expire.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2010	2009
	%	%

Statutory tax/(benefit) rate	(35)	(35)
Nondeductible intangibles amortization/impairment	7	11
State income taxes, net of federal benefits	(2)	(2)
Foreign tax differences	3	4
Shares issued for services	1	(4)
Change in deferred tax asset valuation allowance (1)	14	18
Impact of discontinued operations	5	8
	(12)	—

(1)	Substantially attributed to net operating losses.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for 2010 and 2009 is as follows (in thousands):

	2010	2009
Gross unrecognized tax benefits at January 1	$207	$201
Increases in tax positions for current year	9	17
Lapse in statute of limitations	(16)	(11)
Gross unrecognized tax benefits at December 31	$200	$207

Included in the balance of unrecognized tax benefits at December 31, 2010 and 2009 are $0.2 and $0.2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1 and December 31, 2010, we had accrued $24 thousand and $32 thousand, respectively, of interest related to uncertain tax positions and have accrued no penalties. Our unrecognized tax benefits are largely related to certain state filing positions and are included in other long-term liabilities.

We, in combination with our consolidated subsidiary, Destron Fearing, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we and Destron Fearing are no longer subject to U.S. federal, state or local income tax examinations for years before 2007, Danish tax examinations for years before 2006 and U.K. tax examinations for years before 2006. We do not currently have any examinations ongoing.

13. Discontinued Operations

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

As a result of the board of directors’ decision to sell, and the subsequent sales of the operations of Thermo Life, McMurdo, Control Products Group and Clifford & Snell, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.

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

On November 20, 2009, pursuant to the terms of the McMurdo Purchase Agreement, we completed the sale of McMurdo. At closing, the parties amended the McMurdo Purchase Agreement to reduce the amount to be held in escrow to $1.0 million, to assign to the buyer the obligation for certain trade and vendor payables in existence at the time of closing, and to exclude certain product lines and related assets from the transaction (which product lines and assets were retained by Signature in exchange for a $250,000 credit against the purchase price). As a result of these amendments and the adjustment for actual inventory levels at the time of closing, the consideration paid at closing totaled approximately $9.6 million, of which approximately $8.8 million was paid to Signature in cash and approximately $0.8 million was retained by the buyer to pay the retained trade and vendor payables. In the fourth quarter of 2009, we recorded a gain on the sale of McMurdo of approximately $2.1 million, net of U.K. income taxes of $0.5 million. The remaining $1.0 million of the proceeds, less claims, was held in escrow for 12 months, of which we received approximately $0.7 million in November 2010 and recorded as a gain on sale. The proceeds were used to pay debt obligations and to fund working capital. Both the Company and Orolia guaranteed performance to the other, thus we have guaranteed Signature’s obligations under the McMurdo Purchase Agreement on a fully subordinated basis. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

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

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. As of December 31, 2010, approximately $53 thousand has been collected on the promissory note. The promissory note is collateralized but subordinated to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million) which is being amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.

Sale of Clifford & Snell

On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million) (“the Clifford & Snell Purchase Agreement”). The purchaser was R.Stahl Ltd., a subsidiary of R.Stahl AG, a public company based in Waldenburg, Germany (“R.Stahl”). R.Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. During the three-months ended March 31, 2010 and the year ended December 31, 2009, Clifford & Snell’s revenues were approximately £0.5 million (approximately $0.8 million) and approximately £3.7 million (approximately $5.8 million), respectively, and did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments; £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R.Stahl purchased products from Signature. On April 30, 2010, we received approximately £1.2 million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby invoice discounting line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow and paid out in two equal installments, net of any claims, on January 30, 2011 and October 31, 2011. On September 30, 2010, we received approximately £0.1m (approximately $0.2 million) of the second purchase price and on November 1, 2010, we received the remaining £0.1m (approximately $0.2 million). In February 2011, we received £0.1 million (approximately $0.2 million) of the first escrow payment. Both the Company and R.Stahl AG issued guarantees of subsidiary performance to the other. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

In the second quarter of 2010, we recorded a gain on the sale of Clifford & Snell of approximately £0.7 million (approximately $1.0 million) and in the first quarter of 2011, we recorded a gain on sale of approximately £0.1 million (approximately $0.2 million) upon the receipt of the first escrow payment. Upon the receipt of the second escrow payment in connection with the Clifford & Snell sale, if any, such proceeds will be recorded as additional gain on sale.

The financial condition, results of operations and cash flows of the businesses discussed above have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. Results of discontinued operations for each of the years ended December 31, 2010 and 2009 are presented below.

	Years Ended December 31,
	2010	2009
	(in thousands)
Revenue	$1,926	$21,432
Cost of sales	812	11,841
Gross profit	1,114	9,591

Selling, general and administrative expenses	570	5,970
Research and development expenses	—	710
Operating income	544	2,911

Gain on sale	1,393	1,769
Interest and other income (expense), net	—	585
Interest expense	—	(91)
Income from discontinued operations before income taxes	1,937	5,174

Provision for income taxes	501	(608)

Income from discontinued operations	1,436	4,566

Income attributable to the non-controlling interest	(19)	(69)

Income from discontinued operations attributable to Digital Angel Corporation	$1,417	$4,497

Income from discontinued operations per common share - basic and diluted	$0.05	$0.24
Weighted average number of common shares outstanding - basic and diluted	27,794	18,768

The results above do not include any allocated or common overhead expenses.

The net liabilities of discontinued operations as of December 31, 2010 and 2009 were comprised of the following:

	December 31,
	2010	2009
	(in thousands)
Current assets:
Cash	$15	$66
Accounts receivable	225	2,813
Inventory	99	856
Other current assets	—	—
Total current assets	339	3,375
Property and equipment, net	—	365
Total assets	$339	$4,100

Current liabilities:
Accounts payable	$139	$479
Advances from factors	—	221
Accrued expenses and other current liabilities	593	2,255
Total liabilities	$732	$2,955

Net (liabilities) assets of discontinued operations	$(393)	$(1,145)

In addition, Thermo Life has granted options under its two plans which have been discontinued with respect to future grants. As of December 31, 2010, 4.4 million options have been granted net of forfeitures and all are outstanding. These stock options have no intrinsic value as of December 31, 2010.

14. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	2010	2009
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(7,235)	$(16,861)
Income from discontinued operations	1,417	4,497
Net loss attributable to common stockholders	$(5,818)	$(12,364)
Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	27,794	18,768
(Loss) Income per share — basic and diluted
Continuing operations	$(0.26)	$(0.90)
Discontinued operations	0.05	0.24
Total — basic and diluted	$(0.21)	$(0.66)

(1)
The following stock options and warrants outstanding as of December 31, 2010 and 2009 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2010	2009
	(in thousands)
Stock options	2,674	3,189
Warrants	1,354	313
Restricted stock	193	461
	4,221	3,963

15. Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $0.8 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively. The approximate minimum payments required under operating leases that have initial or remaining terms in excess of one year at December 31, 2010, are as follows (in thousands):

Minimum
Rental
Year:	Payments
2011	$844
2012	679
2013	608
2014	550
2015	538
Thereafter	11,991
$15,210

We have written employment arrangements with certain of our officers, some of which provide for bonus, severance and change of control payments. During the year ended December 31, 2010, salaries under the agreements amounted to $0.9 million. All of our employment agreements are for “at will” employment.

Annual Incentive Plan

The Compensation Committee of our board establishes the Annual Targets for fiscal years for our Annual Incentive Plan (the “Plan”). The targets are based on the following metrics: revenue, operating income, cash generation and achievement of individual targets outlined in a Management By Objectives record for each participant. Under the Plan, the Compensation Committee determines the participants entitled to participate in the Plan. The category of eligible participants remains the same as previous years, except the Chief Executive Officer is not eligible to participate in the plan, and incentive compensation determined instead by reference to contracted terms. Each participant’s bonus amount is calculated based on an analysis of performance based on the established targets and individual performance objectives and is subject to the discretion of the Chief Executive Officer. The maximum award under the Plan varies based upon the participant’s level and performance. Target bonuses have been set for the various senior executives participating in the Plan at 60% of their base salary, and executives participating in the Plan at 15% to 30% of their base salary. In no event can amounts awarded under the Plan exceed 200% of each executive’s target bonus. Under the Plan, determination of awards and actual performance is the responsibility of the Compensation Committee, which reserves the right, in its sole discretion, to increase or decrease awards to participants. We have not yet finalized the incentive compensation to be paid under the Plan for 2010; however, the bonus accrual was estimated based on the achievement of the various targets. In addition, we have not yet determined the parameters of our 2011 Annual Incentive Plan.

Amendment to Intervet/Schering-Plough Supply and Distribution Agreement

On January 5, 2008, Destron Fearing entered into Amendment No. 1 to the Product Supply and Distribution Agreement dated February 13, 2007 (the “Amended Agreement”), by and between Destron Fearing and Intervet/Schering-Plough Home Again LLC (“Intervet/Schering-Plough”). The Amended Agreement governs the terms pursuant to which Destron Fearing has agreed to provide Intervet/Schering-Plough electronic identification microchips and scanners as part of the Home Again® Proactive Pet Recovery Network. During the term of the Amended Agreement, Destron Fearing will exclusively manufacture, supply and sell to Intervet/Schering-Plough and Intervet/Schering-Plough will exclusively purchase from Destron Fearing certain Products (as defined in the Amended Agreement). The Amended Agreement contains, among other things, minimum purchase requirements by Intervet/Schering-Plough. The Amended Agreement prohibits Destron Fearing from manufacturing, supplying or selling the Products to any other person, governmental authority or entity in the Territory (as defined in the Amended Agreement). The initial term began February 13, 2007 for a period of 24 months with an option for Intervet/Schering-Plough to extend the term for an additional 12 months. The Amended Agreement also grants to Intervet/Schering-Plough exclusive distribution, marketing and sale rights to Destron Fearing’s RFID products in the Companion Animal market in the Territory and non-exclusive distribution, marketing and sale rights to Destron Fearing’s RFID Biothermo Product in certain markets subject to a maximum amount of units. In March 2009, the Amended Agreement was extended to June 30, 2009. In January 2010, the Amended Agreement was extended until June 2010 and in December 2010 the agreement was extended to December 31, 2011. There were no material modifications in the extensions.

Destron Fearing’s RME Supply Agreement

Destron Fearing relies on a sole source production agreement with RME, a subsidiary of Raytheon Company for the manufacture of certain of its microchip products. The subsidiary utilizes both Destron Fearing’s and its own equipment in the production of the microchips. On December 15, 2010, Destron Fearing entered into a new production agreement with RME related to the manufacture and distribution of certain of its glass-encapsulated syringe-implantable transponders which expires in December 2013.

GTC Earn Out

On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Agreement”) to acquire Geissler Technologies. Pursuant to the GTC Agreement, there is an earn out payment schedule based on cumulative gross margin over a three year period ending January 14, 2011. The ending calculation of cumulative gross margin resulted in no further earn out payments due under the GTC Agreement. The sellers of Geissler Technologies have notified us that they may request an audit of the cumulative gross margin calculation. If it is subsequently determined that the next cumulative gross margin threshold was met, an earn out payment of $0.5 million would be due. Pursuant to the GTC Agreement, earn out payments can be made in cash or stock at Digital Angel’s option.

16. Profit Sharing Plan

We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. In 2009, we and Destron Fearing discontinued the employer match but have the option of reinstating it when deemed appropriate.

17. Legal Proceedings

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

Rutherford Suit

In October 2010, Andrea Rutherford filed a lawsuit in the District Court of Massachusetts against us and Merck Sharp & Dohme Corporation, affiliated with Intervet/Schering-Plough Animal Health, our exclusive distributor in the U.S. of our companion pet implantable microchips. The lawsuit raises a variety of claims, including breach of implied warranty of merchantability and breach of contract relating to alleged illness caused by implantation of the microchip in plaintiff's companion pet. The plaintiff is seeking compensatory damages and injunctive relief. We believe that the claims are frivolous and without merit and intend to vigorously defend against this claim. Any defense costs are expected to be covered under existing insurance coverage.

Former Officer

On June 19, 2009, Michael Krawitz, a former executive officer, filed a lawsuit (Michael Krawitz v. Digital Angel Corporation Case No. 09-80910-CIV-RYSKAMP/VITUNAC in the U.S. District Court for the Southern District of Florida) against us and several members of our board of directors. The lawsuit alleged a variety of claims relating to the amounts owed to him under his employment agreement. We filed a Motion to Dismiss all claims except the breach of contract claim. In December 2009, the federal court granted our Motion to Dismiss in its entirety and granted Mr. Krawitz leave to re-file his lawsuit in light of the court’s decision. In January 2010, Mr. Krawitz amended his Complaint and re-filed the breach of contract claim against us and filed notice that he voluntarily dismissed all other claims against us and the members of our board of directors. In December 2010, the matter was tried to a jury and the jury found no breach of contract and no damages were awarded. No appeal was filed challenging the jury’s verdict in our favor.

Chemring Suit

In July 2008, our subsidiary Signature filed a claim (number 2008 FOLIO 687 in the London Mercantile Court, Royal Courts of Justice) against Chemring, the seller of the McMurdo business, which was acquired by Signature in April 2007. The three part claim included: an indemnity claim in relation to the costs of repairing faulty McMurdo products sold under Chemring’s ownership, claims for breach of warranty, and a claim that had Chemring disclosed concerns being raised by a major customer for the particular McMurdo product, Signature would not have agreed to waive a minimum purchase obligation on the requirement. We then did not pay the final deferred purchase price payment of approximately £0.5 million on the McMurdo acquisition pending resolution on these warranty claims. Chemring counterclaimed against both Signature and us (as the parent of Signature) (number 2008 FOLIO 718 in the Commercial Court, Royal Courts of Justice), for the deferred purchase price, plus costs and interest, claiming that there is no right to set off warranty claims against the deferred purchase price. In June 2009, the parties agreed upon a mutually satisfactory settlement of this dispute, and a definitive settlement agreement was finalized. As a result of the resolution, the warranty claims were offset against the deferred purchase price and we recorded approximately $0.5 million of other income included in our results from discontinued operations during the year ended December 31, 2009.

Additionally, we are a party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

18. Segment Information

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

	2010 (in thousands)
	Animal Identification	Emergency Identification	Corporate	Total from Continuing Operations

Revenues	$30,830	$6,890	$—	$37,720

Depreciation and amortization (1)	$2,701	$467	$—	$3,168
Operating income (loss)	1,415	(3,820)	(4,468)	(6,873)
Interest and other income	81	(227)	(43)	(189)
Interest expense	(1,003)	(44)	(138)	(1,185)
Income (loss) from continuing operations before provision for income taxes	493	(4,091)	(4,649)	(8,247)

Goodwill, net	3,338	—	—	3,338
Segment assets from continuing operations	23,027	8,428	4,135	35,590
Expenditures for property and equipment	89	38	—	127

	2009 (in thousands)
	Animal Identification	Emergency Identification	Corporate	Total from Continuing Operations

Revenues	$30,774	$11,791	$—	$42,565

Depreciation and amortization (1)	$3,011	$936	$—	$3,947
Operating loss	(757)	(9,245)	(5,161)	(15,163)
Interest and other income	202	—	117	319
Interest expense	(1,246)	(177)	(753)	(2,176)
Loss from continuing operations before income tax benefit	(2,766)	(9,423)	(4,831)	(17,020)

Goodwill, net	3,343	—	—	3,343
Segment assets from continuing operations	23,954	11,388	7,602	42,944
Expenditures for property and equipment	55	365	—	420

(1)	Depreciation and amortization includes $0.6 million and $1.7 million included in cost of sales in 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, Destron Fearing had one customer, Intervet/Schering-Plough which accounted for approximately 12% and 8% of its revenues, respectively.

Goodwill by segment for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	Animal Identification	Emergency Identification	Total
Balance – December 31, 2008	$3,310	$3,538	$6,848

GTC earn-out payment	300	—	300
Impairment	—	(3,816)	(3,816)
Foreign currency and other adjustments	(267)	278	11

Balance – December 31, 2009	3,343	—	3,343

Foreign currency and other adjustments	(5)	—	(5)

Balance – December 31, 2010	$3,338	$—	$3,338

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United		South
	States	Europe	America	Total
2010
Net revenue	$23,118	$13,963	$639	$37,720
Property and equipment, net	4,078	1,160	—	5,238
2009
Net revenue	$21,694	$20,176	$695	$42,565
Property and equipment, net	4,854	2,025	119	6,998

19. Related Party Transactions

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

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a UK entity controlled by Gary Lawrence, the manager of the Control Products division for the past several years. The purchase price of £0.4 million was represented, in part, by a secured promissory note in the original principal amount of £0.4 million issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. Gain recognition may be deferred based on applicable accounting guidance.

20. Restructuring, Severance and Separation Expenses

During 2008, we initiated restructuring efforts to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we seek to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and headcount reductions. Our purpose in taking these actions is to increase profitability at the gross margin level, which management believes is necessary to competitively price products and achieve positive earnings. Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation – Nonretirement Postemployment Benefit Topic of the Codification.

Restructuring charges and asset impairments were (in thousands):

	Animal Identification	Emergency Identification	Corporate	Total
Year Ended December 31, 2010:
Restructuring and workforce reduction charges:
Severance	$146	$—	$1,201	$1,347
	$146	$—	$1,201	$1,347

Year Ended December 31, 2009:
Restructuring and workforce reduction charges:
Severance	$347	$181	$—	$528
Contract termination	150	—	—	150
	$497	$181	$—	$678

As of December 31, 2010, our restructuring accrual was as follows:

	Severance	Contract Termination and Facility Closing Costs	Total

Balance – January 1, 2010	$303	$232	$535

Additional expense	1,347	—	1,347
Cash payments	(692)	(222)	(914)

Balance – December 31, 2010	$958	$10	$968

We anticipate the remaining accrual to be paid over the next 15 months.

21. Supplemental Cash Flow Information

The changes in operating assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2010	2009

Decrease in accounts receivable and unbilled receivables	$1,411	$1,201
Decrease (increase) in inventories	1,166	(2,096)
(Increase) decrease in other current assets	(194)	392
Decrease in accounts payable, accrued expenses and other liabilities	(113)	(1,838)
	$2,270	$(2,341)

We had the following non-cash operating, investing and financing activities (in thousands):

	For the years ended December 31,
	2010	2009
Non-cash operating activities:
Issuance of shares of common stock for settlement of payables	$358	$—
Non-cash investing activities:
Issuance of common stock for purchase of equipment	—	186
Non-cash financing activities:
Issuance of common stock for legal settlement	356	400
Issuance of common stock for SEDA commitment fee	—	125
Issuance of common stock for deferred financing fee	—	800

22. Subsequent Events

16% Senior Secured Debenture and Warrants

On February 24, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors, including Hillair Capital Investments LLC (the "Investors") whereby we issued and sold (the “Offering”) to the Investors (i) $2.0 million of senior secured Debentures (the “Debentures”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 4,000,000 shares of our common stock and (iii) Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) to purchase up to 4,000,000 shares of our common stock.

We will be obligated to redeem the Debentures on a quarterly basis beginning on October 1, 2011, in an amount equal to $0.5 million each quarter, until the Debentures maturity date of July 1, 2012. The Debentures accrue interest at a rate of 16% per annum which is due on a quarterly basis beginning on April 1, 2011. Upon any event of default, 125% of the then outstanding principal amount of the Debentures and any accrued interest would become immediately due and payable at the Investors’ election and the annual interest rate would increase to 18%. During the first six months after closing, we may not prepay any portion of the principal amount of the Debentures without the consent of the Investors. After the six month anniversary, we may elect to redeem some or all of the then principal amount outstanding with notice to the Investors at an amount equal to 120% of the then outstanding principal amount. We are subject to certain non-financial covenants under the Agreement.

The 4,000,000 Series A Warrants may be exercised at any time through the maturity date at an exercise price of $0.45 per share and the 4,000,000 Series B Warrants may be exercised at any time for a period of five years at an exercise price of $0.45 per share. If at any time after six months subsequent to the date of the Agreement there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants, the holder of the Warrants may elect to exercise using a net exercise (i.e., cashless exercise) mechanism. If we sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents at an effective price per share less than $0.45, then simultaneously with the consummation of each dilutive issuance, the Warrant exercise price for both of the Warrants shall be reduced to the lower price. In addition, the number of shares of common stock underlying the Series B Warrants will be increased such that the aggregate value of the Series B Warrants, after taking into account the decrease in the exercise price, shall be equal to the value prior to such adjustment. If we enter into a fundamental transaction that (i) is an all cash transaction, (ii) is a Rule 13e-3 transaction as defined in Rule 13e-3 under the Exchange Act, or (iii) involves a person or entity not traded on a national securities exchange, we or any successor entity shall, at the holder’s request within thirty days after each fundamental transaction (“Holder Option Period”), purchase the Warrants from the holder for an amount of cash equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P (“the Black Scholes Value”). The maximum amount payable under the Black Scholes Value shall be (i) $500,000 if the fundamental transaction is consummated prior to the six month anniversary of the issuance date or (ii) $1,000,000 if the fundamental transaction is consummated subsequent to the six month anniversary but prior to the first anniversary of the issuance date. The Warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. We have estimated the initial value of the warrants to be approximately $2.3 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 77.58% and 98.09%, respectively; and a risk free rate of 0.26% and 2.19%, respectively.

To secure our obligations under the Debentures, we and Destron Fearing have pledged our ownership interests in Signature. In addition, Signature, Destron Fearing and its wholly-owned subsidiaries Digital Angel Technology Corporation and Digital Angel International, collectively and individually have guaranteed the Debentures.

Mortgage Loan Modification Agreement

On February 25, 2011, we entered into a Loan Modification Agreement (the “Mortgage Agreement”) with our mortgage lender extending the mortgage loan’s term from November 1, 2010 to November 1, 2011, with the option to extend the maturity date for an additional six months. If we elect to extend the maturity date, we must notify the current mortgage lender by September 30, 2011 and pay a fee of $25 thousand which would be applied to the outstanding principal. Under the Mortgage Agreement, the interest rate and monthly payments will remain the same as prior to the mortgage loan maturity. Upon closing, we were required to pay an additional principal payment of $25 thousand plus certain other closing fees. We are also required to make an extension payment of approximately $25 thousand which will be paid ratably over four months beginning March 1, 2011.

Amounts due during the year ending December 31, 2011 are classified as current debt.

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

10.1*
Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 3, 2004)

10.2*
Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.3*
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.4*
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

10.7*
Employment Agreement effective as of January 1, 2008 between Applied Digital Solutions, Inc. and Joseph J. Grillo (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2008)

10.8*
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.9*
Employment Agreement, dated March 24, 2008, by and between the registrant and Parke H. Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the Commission on July 9, 2008)

10.10*
Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended and Restated through June 20, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)

10.11*
Form of Amendment to the Option Agreements issued to Joseph Grillo and Parke Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2008)

Exhibit
Number	Description
10.12*	Form of Stock Option Agreement under the 2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.102 to the registrant’s Annual Report Form 10-K filed with the Commission on March 31, 2009)

10.13*
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

10.16
Form of Series E Warrant to Purchase Common Stock of Applied Digital Solutions, Inc. dated as of June 10, 2005 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K/A filed with the Commission on June 13, 2005)

10.17
Supply Agreement between Digital Angel Corporation and Raytheon Microelectronics España, S.A. dated April 26, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2006)

10.18
Amended Credit Facility between Danske Bank and Daploma International A/S dated June 1, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.19	Letter of Support Issued to Danske Bank A/SM (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2006)

10.20
Settlement Agreement and General Release dated September 28, 2007 among Hark M. Vasa, H&K Vasa 1999 Family Limited Partnership, H&K Vasa 2000 Family Limited Partnership, Applied Digital Solutions, Inc. and Pacific Decision Sciences Corporation (f/k/a PDS Acquisition Corporation) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007)

10.21
Amendment No. 1, dated January 5, 2008, to the Product Supply and Distribution Agreement dated February 13, 2007 between Digital Angel Corporation and Intervet/Schering-Plough Home Again LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2008)

10.22
Non-Competition Agreement by and between Applied Digital Solutions, Inc. and The Stanley Works dated as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2008)

10.23
Noncompetition and Confidentiality Agreement between Digital Angel Corporation and Sterling Hallmark, Inc. dated July 10, 2008 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2008)

10.24
Recourse Invoice Discounting Agreement between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.25
Standard Conditions for the Purchase of Debts (Edition A/2004) Incorporated into the Confidential Invoice Discounting Agreement Made between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.26
Securities Purchase Agreement by and among Digital Angel Corporation and Iroquois Master Fund Ltd. and Alpha Capital Anstalt dated February 4, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.27
Digital Angel Corporation’s Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.28
Placement Agency Agreement with Chardan Capital Markets, LLC dated February 3, 2010 (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.29
Asset Sale and Purchase Agreement Relating to Certain Assets of Signature Industries Limited’s marine business “McMurdo” between Signature Industries Limited, McMurdo Limited, Digital Angel Corporation and Orolia SA dated November 20, 2009

10.30	Position Elimination Letter to Lorraine Breece (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010)

Exhibit
Number	Description
10.31	Form of General Release and Waiver (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010)

10.32
Credit and Security Agreement dated August 31, 2010 between Destron Fearing Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.33
Revolving Note dated August 31, 2010 between Destron Fearing Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.34
Pledge Agreement dated August 31, 2010 between Destron Fearing Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.35
Pledge Agreement dated August 31, 2010 between Digital Angel Technology Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.36
Membership Interest Pledge Agreement dated August 31, 2010 between GT Acquisition Sub, Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.37
Guaranty dated August 31, 2010 between Digital Angel Technology Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.38
Guaranty dated August 31, 2010 between Fearing Manufacturing Co., Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.39
Guaranty dated August 31, 2010 between Digital Angel International, Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.40
Guaranty dated August 31, 2010 between Timely Technology Corp. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.41
 Guaranty dated August 31, 2010 between GT Acquisition Sub, Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.42
Guaranty dated August 31, 2010 between C-Scan, LLC and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.43
Guaranty dated August 31, 2010 between Digital Angel Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.44
Intellectual Property Security Agreement dated August 31, 2010 between Destron Fearing Corporation, Digital Angel Corporation, Digital Angel Technology Corporation, Fearing Manufacturing Co., Inc., GT Acquisition Sub, inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.45
Validity Guaranty Agreement dated August 31, 2010 between Jason Prescott and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.46
Factoring Agreement dated September 1, 2010 between AL Finans A/S and Destron Fearing A/S (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 2010)

10.47
Form of Securities Purchase Agreement dated as of February 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.48
Form of 16% Senior Secured Debenture dated as of February 24, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.49	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.50	Form of Series B Warrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

Exhibit
Number	Description
10.50	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.51
Form of Pledge and Security Agreement by and among Digital Angel Corporation and Hillair Capital Investments, LLC dated February 24, 2011 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.52
Loan Modification Agreement dated February 25, 2011 between Digital Angel Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2011)

21.1**	List of Subsidiaries of Digital Angel Corporation

23.1**	Consent of EisnerAmper LLP

31.1**	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2**	Certification by Jason G. Prescott, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1**	Certification by Joseph J. Grillo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Jason G. Prescott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	- Management contract or compensatory plan.
**	- Filed herewith.