Form 10-K/A
period 2010-12-31
DIGITAL ANGEL CORP
filed 2011-05-02
CIK 924642

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
(651) 552-6301
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2011
Common Stock, $.01 par value per share	29,697,225 shares

Documents Incorporated by Reference:  None

DIGITAL ANGEL CORPORATION
TABLE OF CONTENTS

Item	Description	Page

	PART III
10	Directors, Executive Officers and Corporate Governance	3
11	Executive Compensation	5
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
13	Certain Relationships and Related Transactions, and Director Independence	13
14	Principal Accountant Fees and Services	13

	PART IV
15.	Exhibits and Financial Statement Schedules	15

	Signatures	16

Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Report”) and is being filed for the purpose of providing information required by Part III, Item 10 through Item 14, which the Registrant originally intended to incorporate by reference from the Registrant’s proxy statement for the 2011 Annual Meeting of Stockholders. The reference on the cover of the Original Report to the incorporation by reference of Registrant’s proxy statement into Part III of the Report is hereby amended to delete that reference.

Except for the information described above, the Company (“we,” “our,” “Digital Angel,” or “us”) has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of five directors, two of whom are serving until the next annual meeting of stockholders in 2011. Our board of directors is divided into three classes. A class of directors is elected each year to serve for a three-year term and until the directors’ successors are duly elected and qualified, which has been our practice since 1998. The stockholders elect approximately one-third of the members of the board of directors annually. Directors may be removed only for cause. Any director appointed by our board of directors to fill a vacancy on the board serves the balance of the unexpired term of the class of directors in which the vacancy occurred.

Our current board members are as follows:

Current Directors	Age	Positions	Board Member Since

John R. Block	76	Independent Board Member, Nominating Committee (Chair) and Compensation Committee	December 2007
Joseph J. Grillo	53	Non-Independent Board Member, President and Executive Officer of Company	January 2008
Daniel E. Penni	63	Independent Board Member (Chair), Audit & Governance Committee, Compensation Committee (Chair) and Nominating Committee	March 1995
Dennis G. Rawan	67	Independent Board Member, Audit & Governance Committee and Nominating Committee	December 2002
Michael S. Zarriello	61	Independent Board Member, Audit & Governance Committee (Chair) and Compensation Committee	December 2007

The terms of Daniel E. Penni and Dennis G. Rawan will expire at the 2011 annual meeting of shareholders, the term of Mr. Zarriello will expire at the 2012 annual meeting of shareholders and the terms of Mr. Grillo and Mr. Block will expire at the 2013 annual meeting of shareholders.

Biographical and other information concerning our directors is set forth below.

Joseph J. Grillo: Mr. Grillo, age 53, an RFID industry veteran, was selected to be our chief executive officer, president and director effective January 2, 2008. From December 2003 until joining us, Mr. Grillo served as the president and chief executive officer of the Global Technologies Division of Assa Abloy, AB, a publicly-held global manufacturer in the security and lock industry (“Assa Abloy”). From January of 2002 until December of 2003, Mr. Grillo served as the president and chief executive officer of the Identification Technology Group Division of Assa Abloy, where he formed and was responsible for the sales growth of the Identification Technology business unit. He earned a bachelor of science in finance from the University of Connecticut, School of Business. Mr. Grillo was selected to serve as a director on our board because of his general business experience, his current position as our chief executive officer, his proven expertise in the radio frequency identification industry and his experience with company turnarounds.

Daniel E. Penni: Mr. Penni, age 63, has served as a director since March 1995 and as chairman of our board since July 3, 2007. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co. (NYSE:AJG), an insurance brokerage and risk management services firm, where he served in several positions, including most recently as area president. He has worked in various sales and administrative roles in the insurance business since 1969. He also served on the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston from 1989 through June 2006 and served as the chair of finance, the corporate treasurer and the chair of the audit committee at various times during his service period. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College. Mr. Penni was a member of the board of directors of VeriChip Corporation, n/k/a Positive ID Corporation (which was a former subsidiary of ours) from June 2004 until January 2008. Mr. Penni was selected to serve as a director on our board because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

John R. (Jack) Block: Mr. Block, age 76, joined our board of directors on December 28, 2007. Mr. Block has served as senior policy advisor for Olsson Frank Weeda Terman Bode Matz P.C., a law firm, since January 2006. From January 2003 through December 2005, Mr. Block served as the executive vice president of the Food Marketing Institute, a trade association in Washington, D.C. From 1986 until December 2002, Mr. Block was president and chief executive officer of Food Distributors International and the International Foodservice Distributors Association. Mr. Block was appointed to President Reagan’s Cabinet in 1981 and served for five years as the secretary of the U.S. Department of Agriculture. As a member of the Reagan Cabinet and a key member of the Economic Policy Council, he dealt with a wide range of complex domestic farm program and tax issues. Under his leadership, the Department of Agriculture’s Food for Peace Program was a primary resource in feeding the starving African continent. During his tenure as secretary of agriculture, Mr. Block visited more than 30 foreign countries, meeting with heads of state and agriculture ministers from all over the globe and negotiating sensitive agreements critical to U.S. farm interests. From 1977 to 1981, he served as director of Agriculture for the State of Illinois. Mr. Block currently has a syndicated weekly radio commentary broadcast carried by more than 600 stations in 30 states. Mr. Block has served on a number of corporate boards, including NYSE-listed Hormel Foods Corporation, John Deere (Deere & Company) and Archer Daniels Midland Company. He is currently a member of the board of directors of AE Biofuels.  Mr. Block also served on the board of directors of our subsidiary, Destron Fearing Corporation (“Destron Fearing”), from January 2004 through December 2007. Mr. Block was selected to serve as a director on our board because of his specific and noteworthy experience in the livestock and farming industry, his distinguished service to the United States with regard to agricultural policy and practice, which provide many benefits to our board of directors, his past and continuing contributions to the Company, and his experience in serving on corporate boards for a number of publicly-held and private companies.

Dennis G. Rawan: Mr. Rawan, age 67, has served as a director since December 10, 2002. Mr. Rawan was chief financial officer of Expo International, Inc. (“Expo”) from 1996 until his retirement in 2001. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant, or CPA, providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Prior to starting his CPA practice, Mr. Rawan spent several years in public accounting with the then Touche Ross and Company and subsequently in the building materials industry with Evans Products’ Retail Group.  Mr. Rawan earned a bachelor of science degree and a master of business administration degree from Northeastern University. Mr. Rawan was selected to serve as a director on our board because of his past experience as an executive officer, his financial expertise as a CPA, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

Michael S. Zarriello: Mr. Zarriello, age 61, joined our board of directors on December 28, 2007. Mr. Zarriello is an executive director of Capstone Advisory Group LLC, a national firm providing restructuring and turnaround services. He joined the firm in May 2008. Mr. Zarriello served as senior managing director of MTS Health Partners L.P., a merchant bank providing advisory services and private equity investments to companies in the healthcare sector from January 2007 to April 2008. He served as senior vice president and chief financial officer for Rural/Metro Corporation, a medical transportation company, in Scottsdale, Arizona, from July 2003 to December 2006. From 1998 to 2003, Mr. Zarriello was a senior managing director of Jesup & Lamont Securities Corporation and President of Jesup & Lamont Merchant Partners LLC, both of which are investment banking firms. From 1989 to 1997, Mr. Zarriello was a managing director-principal of Bear Stearns & Co., Inc., an investment bank, and from 1989 to 1991, he served as chief financial officer of the Principal Activities Group that invested Bear Stearns’ capital in middle market companies. Mr. Zarriello previously served as a member of our board of directors from May 2003 until July 2006 and served as a member of Destron Fearing’s board of directors from September 2003 through December 2007. Mr. Zarriello was selected to serve as a director on our board because of his past experience as an executive officer of publicly-held and private companies, his past and continuing contributions to the Company, his financial expertise, his experience with company turnarounds and his general expertise and perspective on our business.

EXECUTIVE OFFICERS

As of the date of this report, each of the persons below currently serves as one of our executive officers:

Name	Age	Position

Joseph J. Grillo	53	Chief Executive Officer and President
Jason G. Prescott	36	Chief Financial Officer
Parke H. Hess	53	Chief Operating Officer

To our knowledge, there are no family relationships between any of our directors and executive officers.

The following is a summary of the background and business experience of our executive officers other than Mr. Grillo (whose background and business experience is described in connection with his status as a director):

Jason G. Prescott: Mr. Prescott was appointed chief financial officer on June 30, 2010. Mr. Prescott has served as our treasurer since January 2008 and vice president of finance for Destron Fearing since January 2008. He served as corporate controller for Destron Fearing from January 2004 to January 2008. Mr. Prescott joined Destron Fearing in October 2002 as director of finance and administration. Mr. Prescott began his career as an auditor with Arthur Andersen LLP and later joined the audit practice at Deloitte & Touche. He earned a bachelor of business administration degree in Accounting from the University of Notre Dame and is a licensed CPA (inactive) in Minnesota.

Parke H. Hess: Mr. Hess was appointed as our chief operating officer on March 22, 2008, and was a consultant working with us since January of 2008.   He has over 20 years of experience in negotiating a wide variety of transactions including acquisitions and divestitures of businesses in the radio frequency identification technology, and satellite technology market segments.  Mr. Hess was an independent business consultant from 2002 -2007. He was chief financial officer of HID Corporation from 1998-2001, and an investor and officer in the management buy-outs of several companies during the 1990s. Mr. Hess graduated magna cum laude from the United States Air Force Academy, and earned a master of business administration degree from the Stanford University Graduate School of Business.

CORPORATE GOVERNANCE

We have a standing Audit and Governance Committee, Compensation Committee and Nominating Committee of our board of directors.  The Audit and Governance Committee, Compensation Committee and the Nominating Committee each have a written charter approved by our board.

Audit and Governance Committee

Our board of directors established an audit and governance committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit and governance committee is comprised of three members of the board of directors: Messrs. Zarriello, Rawan and Penni. All of the committee members are independent as defined in defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules and as defined by the Sarbanes-Oxley Act of 2002. Our board of directors has determined that we have two audit committee financial experts as defined in the applicable SEC rules: Mr. Zarriello, who serves as the chairman of the committee, and Mr. Rawan, who serves as a member of the committee. The committee (i) recommends for approval by our board of directors an independent registered public accounting firm to audit our consolidated financial statements for the fiscal year in which they are appointed, and (ii) monitors the effectiveness of the audit effort, the internal and financial accounting organization and controls and financial reporting. The duties of the committee are also to oversee and evaluate the independent registered public accounting firm, to meet with the independent registered public accounting firm to review the scope and results of the audit, to approve non-audit services provided to us by our independent certified public accountants, and to consider various accounting and auditing matters related to our system of internal controls, financial management practices and other matters. The audit and governance committee has been assigned the functions of monitoring the integrity of our financial statements, monitoring the independence, qualifications and performance of our independent auditors and overseeing our systems of internal controls. The committee complies with the provisions of the Sarbanes-Oxley Act of 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and to furnish copies of all such reports to us. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2009 and 2010 by:

•	each person who served as our chief executive officer in 2010;
•	each person who served as our chief financial officer in 2010; and
•	each person who served as our chief operating officer in 2010.

We had no other executive officers in 2010. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation(1)	All Other Compensation		Total

Joseph J. Grillo(2)	2010	$337,500	$200,000	(14)	$—		$—		$97,891	$9,896	(11)	$645,287
Chief Executive Officer and President	2009	345,145	—		126,563	(6)	126,563	(7)	67,500	14,510	(8)	680,281
Jason G. Prescott(3)	2010	$140,000	$—		$—		$—		$82,947	$—		$222,947
Chief Financial Officer	2009	140,000	—		14,000	(6)	14,000	(7)	10,000	—		178,000

Lorraine M. Breece(4)	2010	$94,500	$—		$—		$—		$—	$326,597	(12)	$421,097
Former Chief Financial Officer	2009	189,242	—		47,250	(6)	47,250	(7)	22,680	4,410	(9)	310,832
Parke H. Hess(5)	2010	$180,000	$100,000	(15)	$—		$—		$21,600	$327,528	(13)	$629,128
Chief Operating Officer	2009	184,077	—		45,000	(6)	45,000	(7)	21,600	10,656	(10)	306,333

(1)
The amounts shown in this column were paid under the terms of incentive and recognition policies for fiscal years 2010 and 2009, which were entered into with each of our named executive officers for the achievement of specified performance objectives. For a description of the material terms of each of these policies, see the discussion under “Our 2010 Incentive and Recognition Policies” below.

(2)	Mr. Grillo became our chief executive officer and president effective January 3, 2008.
(3)	On June 30, 2010, we appointed Mr. Prescott as our chief financial officer
(4)	Ms. Breece served as our chief financial officer through June 30, 2010.
(5)	On March 24 2008, we appointed Mr. Hess as our chief operating officer.
(6)
We granted 117,187, 12,962, 43,750 and 41,666 shares of restricted stock to Messrs. Grillo, Prescott, Breece and Hess, respectively on October 1, 2009.  The restricted stock vests ratably over three years. The value of the option awards is the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. Refer to “Item 8. Financial Statements and Supplementary Data – Footnote 1, Organization and Summary of Significant Accounting Policies – Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of the assumptions used in calculating the expense under FASB ASC Topic 718.

(7)
On October 1, 2009, we issued 130,756, 14,463, 48,815 and 46,491 options to purchase shares of our common stock to Messrs. Grillo, Prescott, Breece and Hess, respectively. These options were issued with an exercise price of $1.08 and vest ratably over three years. SEC regulations require us to disclose the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. The value of the option awards is the amount of the awards that we recognized for financial reporting purposes under FASB ASC Topic 718. Refer to “Item 8. Financial Statements and Supplementary Data – Footnote 1, Organization and Summary of Significant Accounting Policies – Stock-Based Compensation”  in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of the assumptions used in the calculating the expense under FASB ASC Topic 718.

(8)	Amount represents $13,406 for Mr. Grillo’s cellular telephone and internet services paid for during 2009 as well as $1,104 for Mr. Grillo’s club dues.
(9)	Amounts represent Ms. Breece’s cellular telephone and internet services paid for during 2009.
(10)	Amount represents Mr. Hess’s cellular telephone and internet services paid for during 2009.
(11)	Amount represents $8,792 for Mr. Grillo’s cellular telephone and internet services paid for during 2010 as well as $1,104 for Mr. Grillo’s club dues.
(12)
Amount represents $2,389 for Ms. Breece’s cellular telephone and internet services paid for during 2010, $21,808 for vacation hours paid out in 2010 and $302,400 for amounts accrued in 2010 due to Ms. Breece under the terms of her severance agreement. Ms. Breece’s employment was terminated on June 30, 2010.

(13)
Amount represents $8,374 for Mr. Hess’s cellular telephone and internet services paid for during 2010, $31,154 for vacation hours paid to Mr. Hess in 2010 and $288,000 for amounts accrued in 2010 due to Mr. Hess under the terms of his severance provisions of his employment agreement.  During 2010, Mr. Hess was notified that his services would be terminated effective December 31, 2010.  Subsequently, the Company extended Mr. Hess’s employment through May 31, 2011. The Company expects to begin making the severance payments to Mr. Hess on June 1, 2011.

(14)	Amount represents a discretionary bonus award to Mr. Grillo in 2010 to recognize Mr. Grillo for the additional duties and responsibilities he has assumed.
(15)
Amount represents a discretionary bonus award to Mr. Hess in 2010 to recognize Mr. Hess for the additional duties and responsibilities he has agreed to assume in the completion of critical divestiture and investment transactions.

Our 2010 Incentive and Recognition Policies

Set forth in the table below is information regarding cash amounts that could have been received in 2010 by our named executive officers under the terms of the incentive and recognition policy.

These represent all of the grants of awards to our named executive officers under any plan during or with respect to 2010.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Date of Board or Compensation Committee Action	All other Stock Awards: Number of Securities	All other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Target	Maximum	Grant Date

Joseph J. Grillo	$337,500	$675,000	N/A	N/A	—	—	$—	$—

Jason G. Prescott	$84,000	$168,000	N/A	N/A	—	—	$—	$—

Lorraine M. Breece(2)	N/A	N/A	N/A	N/A	—	—	$—	$—
Parke H. Hess	$108,000	$216,000	N/A	N/A	—	—	$—	$—

(1)
Our non-equity incentive plans, under which our named executive officers have been, or may have been, paid incentive compensation, in cash, with respect to fiscal year 2010, consist of incentive and recognition policies tailored for each of Messrs. Grillo, Prescott and Hess. The terms of the incentive and recognition policies with respect to 2010, to which each of Messrs. Grillo Prescott and Hess are parties, provide for target/maximum amounts of incentive compensation based upon the achievement of specified performance objectives. The amounts listed in the “Target” column represent the amount of incentive compensation that could have been earned by our named executive officers under their respective incentive and recognition policies for 2010, based on their achievement of all specified performance objectives (as discussed below).

(2)	Due to Ms. Breece’s termination during 2010, she was not a participant in the non-equity incentive plan for 2010

The tables below set forth, for Messrs. Grillo, Prescott and Hess:
•	The performance objectives applicable to his incentive and recognition policy for 2010; and
•	The weighting of such performance objectives, stated as a dollar amount.
Following each table is a narrative discussion of the amounts payable for the attainment of such performance objectives, including a discussion of whether performance objectives were achieved, where applicable.

Joseph J. Grillo

Performance Objective	Weighting

Revenue(1)	$—
EBITDA (2)	16,983
Cash(2)	13,408
Discretionary(3)	67,500
Total(4)	$97,891
(1)	Mr. Grillo did not achieve this objective.
(2)	Mr. Grillo achieved a portion of this objective.
(3)
Mr. Grillo earned $67,500 under his 2010 incentive and recognition policy based on the board of directors decision to provide Mr. Grillo a discretionary cash bonus for the achievement of certain individual goals.

(4)	This amount has been reflected as the amount earned by Mr. Grillo as non-equity incentive plan compensation in the Summary Compensation Table above.

Jason G. Prescott

Performance Objective	Weighting

Revenue(5)	$—
EBITDA(6)	39,451
Cash(6)	26,696
Discretionary(7)	16,800
Total(8)	$82,947

(5)	Mr. Prescott did not achieve this objective.
(6)	Mr. Prescott achieved a portion of this objective
(7)
Mr. Prescott earned $16,800 under his 2010 incentive and recognition policy based on the board of directors decision to provide Mr. Prescott a discretionary cash bonus for the achievement of certain individual goals.

(8)	This amount has been reflected as the amount earned by Mr. Prescott as non-equity incentive plan compensation in the Summary Compensation Table above.

Parke H. Hess

Performance Objective	Weighting

Revenue(9)	$—
Operating income(9)	—
Cash(9)	—
Discretionary(10)	21,600
Total(11)	$21,600
(9)	Mr. Hess did not achieve this objective.
(10)
Mr. Hess earned $21,600 under his 2010 incentive and recognition policy based on the board of directors decision to provide Mr. Hess a discretionary cash bonus for the achievement of certain individual goals.

(11)	This amount has been reflected as the amount earned by Mr. Hess as non-equity incentive plan compensation in the Summary Compensation Table above.

Outstanding Equity Awards as of December 31, 2010

The following table provides information as of December 31, 2010 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us, and our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joseph J. Grillo
Digital Angel	68,750	—	—	$5.36	01/03/2018	—	—	—	—
	27,370	—	—	$5.04	01/30/2018	—	—	—	—
	20,833	10,417 (1)	—	$2.64	09/29/2018	—	—	—	—
	33,333	16,667 (2)	—	$0.52	12/12/2018	—	—	—	—
	43,586	87,170 (3)	—	$0.97	10/01/2019	—	—	—	—
	—	—	—	—	—	78,124 (8)	$28,906	—	—
Jason G. Prescott	5,250	—	—	$21.68	03/16/2014	—	—	—	—
Digital Angel	5,250	—	—	$29.04	02/25/2015	—	—	—	—
	4,375	—	—	$18.64	06/14/2016	—	—	—	—
	4,667	2,333(4)	—	$0.52	12/12/2018	—	—	—	—
	4,821	9,642(5)	—	$0.97	10/01/2019	—	—	—	—
	—	—	—	—	—	8,641(9)	$3,197	—	—
Lorraine M. Breece
Digital Angel	1,128	—	—	$3.84	01/01/2012	—	—	—	—
	312	—	—	$22.40	07/25/2011	—	—	—	—
	1,250	—	—	$31.20	11/03/2011	—	—	—	—
	6,104	—	—	$20.24	07/29/2012	—	—	—	—
	1,750	—	—	$24.88	05/02/2015	—	—	—	—
	6,250	—	—	$25.84	07/06/2013	—	—	—	—
	17,500	—	—	$8.88	08/15/2017	—	—	—	—
	437	—	—	$12.00	06/20/2018	—	—	—	—
	437	—	—	$25.60	06/20/2018	—	—	—	—
	625	—	—	$12.00	06/20/2018	—	—	—	—
	8,334	—	—	$0.52	12/12/2018	—	—	—	—
Thermo Life	70,000	—	—	$0.05	04/18/2011	—	—	—	—
Parke H. Hess
Digital Angel	37,500	—	—	$5.44	03/25/2018	—	—	—	—
	16,667	8,333 (6)	—	$0.52	12/12/2018	—	—	—	—
	15,497	30,994 (7)	—	$0.97	10/01/2019	—	—	—	—
	—	—	—	—	—	27,777(10)	$10,277	—	—

(1)	10,417 options vest on September 29, 2011.
(2)	16,667 options vest on December 12, 2011.
(3)	43,585 and 43,585 options vest on October 1, 2011 and October 1, 2012, respectively.
(4)	2,333 options vest on December 12, 2011.
(5)	4,821 and 4,821 options vest on October 1, 2011 and October 1, 2012, respectively.
(6)	8,333 options vest on December 12, 2011.
(7)	15,497 and 15,497 options vest on October 1, 2011 and October 1, 2012, respectively.
(8)	39,062 and 39,062 restricted shares of our common stock vest on October 1, 2011 and October 1, 2012, respectively.
(9)	4,321 and 4,320 restricted shares of our common stock vest on October 1, 2011 and October 1, 2012, respectively.
(10)	13,889 and 13,888 restricted shares of our common stock vest on October 1, 2011 and October 1, 2012, respectively.

2010 Option Exercises and Stock Vested

None of our named executive officers exercised options during the year ended December 31, 2010.  On October 1, 2010, 39,063, 4,321 and 13,889 shares of restricted stock vested for Mr. Grillo, Mr. Prescott and Mr. Hess, respectively. On June 30, 2010, 43,750 shares of restricted stock vested for Ms. Breece as a result of the termination of her employment on that date.

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

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements, as well as an executive management change in control plan, with certain of our named executive officers that require us to make payments upon termination or a change in control of the Company. These arrangements are discussed below in the section “Executive Employment Arrangements with Named Executive Officers.”

We have established a severance policy for certain of our officers who are not covered under specific severance contracts under which, if we terminate the officer without cause, as defined, or the officer resigns with good reason, the officer will receive severance payments. Mr. Prescott, under our established severance policy, is entitled to receive one year of base salary if he is terminated without cause or if he resigns for good reason. The issuance of any severance benefit is subject to the execution of a general release by Mr. Prescott at the time of separation.

The table below shows the potential payments that would have to be made in the event of each current named executive officer’s termination or a change in control:

Name	Potential Payment

Joseph J. Grillo	$1,012,500
Jason G. Prescott	140,000
Parke H. Hess	288,000	(1)
Total	$1,440,500

(1)
As of December 31, 2010, we have accrued the $288,000 due to Mr. Hess for severance payments under the terms of his employment agreement.  During 2010, Mr. Hess was notified that his services would be terminated effective December 31, 2010.  Subsequently, the Company extended Mr. Hess’s employment through May 31, 2011. See the discussion under “Executive Employment Arrangements with Named Executive Officers” below.

Executive Employment Arrangements with Named Executive Officers

A discussion of formal employment agreements with two of our named executive officers, Mr. Grillo and Mr. Hess, follows:

Joseph J. Grillo

In connection with Mr. Grillo’s appointment, we entered into an employment agreement with Mr. Grillo, (the “Grillo Employment Agreement”), effective as of January 1, 2008, which provides that Mr. Grillo will receive a base salary of $375,000, which will be reviewed annually, and is eligible to receive an annual bonus, subject to approval of our board of directors, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus will be determined upon his performance in the following areas with related metrics and goals to be approved by our board of directors at the beginning of each performance year: company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that our board of directors may establish. Mr. Grillo’s non-equity incentive compensation plan for fiscal year 2010 was determined based on the following performance metrics (weighted as indicated): total company revenues in 2010 (30%), total EBITDA in 2010 (25%), total company cash generation in 2010 (25%), and 2010 individual performance goals with respect to leadership, strategic planning, and tactical measures (20% or more at the board’s discretion). In 2009, Mr. Grillo elected to reduce his base salary by 10% to $337,500 which remained in effect for 2010.

The Grillo Employment Agreement is not for a fixed period of time but provides that, if we terminate Mr. Grillo’s employment without cause or Mr. Grillo terminates his employment for good reason or Mr. Grillo terminates his employment within six months of a change in control, Mr. Grillo will receive a payment equal to the sum of one and a half times his base salary plus one and a half times his target bonus.
A change of control is defined as any bona fide, third-party change of control as follows:

(a)
any person or entity (or persons or entities acting as a group) other than one of its Affiliates acquires stock of the Company that, together with stock then held by such person, entity or group, results in such person, entity or group holding more than fifty percent (50%) of the total combined voting power of all classes of the then issued and outstanding securities of the Company; or

(b)	the sale of all or substantially all of the properties and assets of the Company to any person or entity which is not a subsidiary, parent or affiliate of the Company.

The Grillo Employment Agreement also contains non-compete and confidentiality provisions that are effective from the date of employment through 18 months from the date the Grillo Employment Agreement is terminated.

Parke H. Hess

In connection with Mr. Hess’s appointment, we entered into an employment agreement with Mr. Hess, (the “Hess Employment Agreement”), effective as of March 24, 2008, which provided that Mr. Hess receive a base salary of $200,000, which was to be reviewed annually, less customary withholdings, and on the first date of his employment, a signing bonus in the amount of $50,000.  Mr. Hess’ salary and signing bonus were paid entirely in the form of shares of our common stock, for which Mr. Hess received a premium of $87,780 that was also paid in the form of shares of our common stock. Under the Hess Employment Agreement, Mr. Hess was eligible to receive annual non-equity incentive compensation, subject to the approval of our board of directors, ranging from 0% to 120% of his base salary. Mr. Hess’ non-equity incentive compensation for fiscal year 2010 was determined based on performance metrics and goals such as total company revenues, total EBITDA, total company cash generation and individual performance goals. In 2009, Mr. Hess elected to reduce his base salary by 10% to $180,000, which has remained in effect for 2010.  In June 2010, we notified Mr. Hess that his employment would be terminated effective December 31, 2010.  Accordingly, during 2010, we accrued $288,000 in severance payments due to Mr. Hess under the terms of his employment agreement.  Subsequently, the Company extended Mr. Hess’s employment through May 31, 2011, during which time Mr. Hess has agreed to assist the Company with critical divestiture and investment transactions. The Company expects to begin making the accrued severance payments to Mr. Hess on June 1, 2011.

Deferred Bonus Payments/Compensation Arrangements

As of April 25, 2011, Digital Angel has not paid $755,000 of 2010 bonuses due to lack of liquidity and payment of which would have further affected our liquidity. Also as of April 25, 2011, Digital Angel has not paid $352,000 and $793,000 of 2009 and 2008 bonuses, respectively, due to the lack of liquidity and the payment of which would have jeopardized the Company’s ability to continue as a going concern. In addition, Digital Angel has not paid $294,000 of severance payments due to former executive officers. Digital Angel agrees to indemnify and reimburse its current and former employees for any tax and interest imposed on the employee under Code Section 409A if any of the payments described above are treated as non-qualified deferred compensation under Code Section 409A that does not comply with Code Section 409A(a)(2) – (4). Such reimbursement shall be grossed-up to take into consideration the federal and state income, employment, and unemployment taxes, and Code Section 409A interest and penalty on this reimbursement amount so that the employee’s after-tax net cash from the payments described above equals the amount that the employee would have received had the penalty and interest under Code Section 409A not been assessed on the employee.

2010 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

John R. Block(1)	$32,400	$—	$—	$—	$—	$—	$32,400
Daniel E. Penni(2)	77,400	—	—	—	600(5)	—	78,000
Dennis G. Rawan(3)	36,000	—	—	—	—	—	36,000
Michael S. Zarriello(4)	46,800	—	—	—	—	—	46,800
(1)	As of December 31, 2010, Mr. Block held options to purchase 146,875 shares of our common stock.
(2)	As of December 31, 2010, Mr. Penni held options to purchase 86,487 shares of our common stock.
(3)	As of December 31, 2010, Mr. Rawan held options to purchase 56,562 shares of our common stock.
(4)	As of December 31, 2010, Mr. Zarriello held options to purchase 179,687 shares of our common stock.
(5)	Amount represents payments for personal cellular telephone usage during 2010.

In 2010, the compensation committee of our board of directors determined that the annual compensation for outside directors was as follows: (i) $7,200 per quarter for board service, (ii) an additional $3,600 and $1,800 per quarter for service as the audit and governance committee chair and the compensation committee chair, respectively, (iii) an additional $1,800 and $900 per quarter for service as a member of the audit and governance committee and the compensation committee, respectively, and (iv) $17,550 per quarter for service as the chairman of our board of directors. Reasonable travel expenses are reimbursed when incurred. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.

At December 31, 2010, the following directors owned fully vested options exercisable for shares of Thermo Life common stock:

•	Mr. Penni – 200,000 shares
•	Mr. Rawan – 200,000 shares

These options were exercisable at $0.05 per share and expired on April 18, 2011.  The assets of Thermo Life were sold in January, 2010.

Stock Option and Other Compensation Plans

Stock Options and Other Awards Granted under the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan.

The 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“Digital Angel Plan”) are long-term plans designed to link rewards with stockholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with stockholders. The value of the stock options to an employee increases as the price of our stock increases above the fair market value on the grant date, and the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ.

The Amended and Restated Digital Angel Corporation Transition Stock Option Plan was acquired in connection with the merger with Destron Fearing and therefore, under applicable Nasdaq rules, awards under the plan may not be granted to persons employed by us at the time of the merger. The remaining plans allow grants of stock options to all of our directors and employees, including executive officers. Grants to our executive officers and to officers of our subsidiaries are made at the discretion of the compensation committee.

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

Stock Options Granted under the 1999 Employees Stock Purchase Plan.

The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (“Code”), provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for us on January 1, 2006, options granted under the plan may be compensatory. As a result, during 2009 and 2010, we did not grant any options under the plan through payroll deductions.  However, we did grant options under the plan during 2009 at 100% of the fair market value of our common stock on the date of grant. These options vest ratably over a three year period.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2010, we did not grant any shares of restricted common stock or options for executive compensation. As of December 31, 2010, the following shares of our common stock were authorized for issuance under our equity compensation plans:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of April 25, 2011 by:

(i)	each person known to us to beneficially own more than 5% of our common stock,
(ii)	each of the named executive officers (as disclosed in the summary compensation table),
(iii)	each of our directors, and
(iv)	all of the current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 25, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The calculation of the percentage of outstanding shares is based on 29,687,225 shares of our common stock outstanding on April 25, 2011, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued.

	Aggregate
	Number of Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares

Five Percent Stockholders:
None	—	—%
Executive Officers and Directors(2):
Joseph J. Grillo	1,071,639	3.5%
Jason G. Prescott	37,337	*
Lorraine M. Breece(3)	44,521	*
Parke H. Hess	145,737	*
John R. Block	163,959	*
Daniel E. Penni	206,866	*
Dennis G. Rawan	71,671	*
Michael S. Zarriello	182,902	*
All current directors and executive officers as a group (7 persons)	1,880,111	6.0%

*	Represents less than 1% of the issued and outstanding shares of common stock of the Company.

(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of April 25, 2011, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Joseph J. Grillo — 193,872; Jason G. Prescott — 24,363; Lorraine M. Breece — 44,127; Parke H. Hess — 69,664; John R. Block — 130,209; Daniel E. Penni — 69,821; Dennis G. Rawan — 39,896; Michael S. Zarriello — 163,021; and all current directors and officers as a group — 690,846

(2)	All of these individuals share the same business address: 490 Villaume Avenue, South Saint Paul, Minnesota 55075.
(3)	Ms. Breece’s employment with the Company was terminated on June 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2010, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at years ended 2009 and 2010, and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a small division known as the Control Products Group, a group within the Clifford & Snell business unit of our subsidiary, Signature Industries Limited (“Signature”). The buyer, C&S Controls Limited, is a UK entity controlled by Gary Lawrence, who had managed our Control Products division prior to the sale. The purchase price of £400,000 was represented, in part, by a secured promissory note in the original principal amount of £374,000 issued from the buyer to Signature, which calls for monthly cash payments for approximately five years.

Review, Approval or Ratification of Transactions with Related Parties

Our audit and governance committee’s charter requires review of any proposed related party transaction, conflicts of interest and any other transaction for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, the above transaction discussed in this “Certain Relationships and Related Transactions” section had been reviewed and approved by our board of directors.

Director Independence

Our board of directors has determined that four of our five current directors—Messrs. Block, Penni, Rawan and Zarriello—are independent under the applicable standards of the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

For the fiscal years ended December 31, 2010 and 2009, fees for services provided by our principal accountant were as follows:

	2010	2009

Audit Fees	$341,000	$449,469
Audit-Related Fees (review of registration statements and other SEC filings)	13,000	77,634
Tax Fees		
All Other Fees		
Total Fees	$354,000	$527,103

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

Consistent with these policies and procedures, the audit and governance committee approved all of the services rendered by EisnerAmper LLP during fiscal years 2010 and 2009, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(3)	Exhibits

Exhibit Number	Description

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Ace Rules 13a-14(a) and 15d-14(a)

31.2	Certification by Jason G. Prescott, Chief Financial Officer, pursuant to Exchange Ace Rules 13a-14(a) and 15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ANGEL CORPORATION
	By:	/s/ Joseph J. Grillo
Date: May 2, 2011		Joseph J. Grillo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Grillo	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2011
(Joseph J. Grillo)

/s/ Jason G. Prescott	Chief Financial Officer (Principal Accounting Officer)	May 2, 2011
(Jason G. Prescott)

/s/ Daniel E. Penni	Chairman of the Board of Directors	May 2, 2011
(Daniel E. Penni)

/s/ John R. Block	Director	May 2, 2011
(John R. Block)

/s/ Dennis G. Rawan	Director	May 2, 2011
(Dennis G. Rawan)

/s/ Michael S. Zarriello	Director	May 2, 2011
(Michael S. Zarriello)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by Jason G. Prescott, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)