Form 10-Q
period 2011-03-31
DIGITAL ANGEL CORP
filed 2011-05-16
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
  (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at May 12, 2011
Common Stock, $.01 par value per share	29,898,725 shares

DIGITAL ANGEL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$1,535	$903
Accounts receivable, net of allowance for doubtful accounts of $822 and $835 at March 31, 2011 and December 31, 2010, respectively	5,653	5,155
Inventories	9,028	8,859
Other current assets	1,475	1,665
Current assets of discontinued operations	235	339
Total Current Assets	17,926	16,921

Property and equipment, net	5,014	5,238
Goodwill, net	3,342	3,338
Intangible assets, net	9,290	9,716
Other assets, net	504	716
Total Assets	$36,076	$35,929

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt, net of debt discount of $926 and nil at March 31, 2011 and December 31, 2010, respectively	$3,460	$3,794
Accounts payable	7,702	7,924
Advances from factors	442	523
Accrued expenses	6,493	6,810
Deferred gain on sale	435	584
Deferred revenue	548	529
Current liabilities of discontinued operations	684	732
Total Current Liabilities	19,764	20,896

Long-term debt and notes payable, net of debt discount of $71 and nil at March 31, 2011 and December 31, 2010, respectively	2,796	1,919
Warrant liabilities	2,110	362
Other liabilities	244	244
Total Liabilities	24,914	23,421

Commitments and Contingencies:

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 29,812 and 29,273)	298	293
Additional paid-in capital	591,199	590,945
Accumulated deficit	(578,637)	(577,021)
Accumulated other comprehensive loss – foreign currency translation	(1,660)	(1,674)
Total Digital Angel Corporation stockholders’ equity	11,200	12,543
Noncontrolling interest	(38)	(35)
Total Stockholders’ Equity	11,162	12,508
Total Liabilities and Stockholders’ Equity	$36,076	$35,929

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Three-Months Ended March 31, 2011	For the Three-Months Ended March 31, 2010
Revenue	$9,823	$10,915

Cost of sales	5,964	6,341

Gross profit	3,859	4,574

Selling, general and administrative expenses	4,497	5,060
Research and development expenses	229	273
Restructuring, severance and separation expenses	—	141
Total operating expenses	4,726	5,474

Operating loss	(867)	(900)

Interest and other income (expense), net	757	(472)
Interest expense	(1,713)	(352)

Loss from continuing operations before provision for income taxes	(1,823)	(1,724)

Provision for income taxes	(18)	(10)

Loss from continuing operations	(1,841)	(1,734)

Income from discontinued operations	222	619

Net loss	(1,619)	(1,115)

Loss attributable to the noncontrolling interest, continuing operations	6	13
Income attributable to the noncontrolling interest, discontinued operations	(3)	(7)

Net loss attributable to Digital Angel Corporation	$(1,616)	$(1,109)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.06)	$(0.06)
Income from discontinued operations, net of noncontrolling interest	0.01	0.02
Net loss	$(0.05)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	29,651	25,854

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three-Months Ended March 31, 2011
(in thousands)

	Digital Angel Corporation Shareholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2010	29,273	$293	$590,945	$(577,021)	$(1,674)	$(35)	$12,508

Net loss	—	—	—	(1,616)	—	(3)	(1,619)
Comprehensive loss:
Foreign currency translation	—	—	—	—	14	(—)	14
Total comprehensive loss				(1,616)	14	(3)	(1,605)

Share based compensation	539	5	259	—	—	—	264
Stock issuance costs	—	—	(5)	—	—	—	(5)

Balance, March 31, 2011	29,812	$298	$591,199	$(578,637)	$(1,660)	$(38)	$11,162

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	For the Three- Months Ended March 31, 2011	For the Three- Months Ended March 31, 2010
Cash Flows From Operating Activities
Net loss	$(1,619)	$(1,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(222)	(619)
Equity compensation and administrative expenses	40	196
Depreciation and amortization	741	848
(Loss) gain on sale of equipment	(2)	17
Amortization of debt discount and financing costs	1,541	149
Allowance for doubtful accounts	(12)	40
Inventory excess and obsolescence adjustments	369	(537)
Change in fair value of warrant liabilities	(714)	214
Changes in assets and liabilities:
Decrease in restricted cash	—	190
Increase in accounts receivable	(415)	(1,124)
(Increase) decrease in inventories	(577)	410
Decrease in other current assets	622	116
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(659)	466
Net cash provided by discontinued operations	263	526
Net Cash Used In Operating Activities	(644)	(223)

Cash Flows From Investing Activities
Collections of notes receivable	26	422
Decrease in other assets	196	—
Payments for property and equipment	(49)	(41)
Net Cash Provided by Investing Activities	173	381

Cash Flows From Financing Activities
Amounts (paid) borrowed on notes payable	(466)	758
Net payments of debt	(198)	(1,506)
Sale of common stock in private placement	—	1,693
Proceeds from sale of Debentures	2,000	—
Sale of common stock under the Standby Equity Distribution Agreement	—	61
Stock issuance costs	(5)	(66)
Financing costs	(234)	(165)
Net Cash Provided by Financing Activities	1,097	775

Net Increase In Cash and Cash Equivalents	626	933

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	(9)

Cash and Cash Equivalents – Beginning of Period	903	1,895

Cash and Cash Equivalents – End of Period	$1,535	$2,819

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 as amended on May 2, 2011.

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

We operate in two business segments: Animal Identification, which comprises the operations of our wholly-owned subsidiary, Destron Fearing Corporation (“Destron Fearing”), and Emergency Identification, which comprises the operations of our 98.5% owned subsidiary, Signature Industries Limited (“Signature”). Our segments are discussed in Note 6.

Recent Events

On May 6, 2011, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and between us and Allflex USA, Inc., a Delaware corporation (“Allflex”), pursuant to which all of the outstanding capital stock of Destron Fearing will be sold to Allflex (the “Destron Fearing Transaction”). The Destron Fearing Transaction, which is subject to the approval of our stockholders, is more fully discussed in Note 14.

Discontinued Operations

During the first and second quarter of 2010, we sold our Control Products business unit (“Control Products Group”) and Clifford and Snell business unit (“Clifford & Snell”), respectively, both of which were divisions of Signature. In addition, in January 2010, we sold our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”). The decisions to sell these businesses were made as part of management’s strategy to streamline operations. As a result, these sold businesses are presented in discontinued operations for all periods presented. Discontinued operations are more fully discussed in Note 9.

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 19 to our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

1.  Basis of Presentation (continued)

Liquidity

If the Destron Fearing Transaction is approved by our shareholders, upon closing, we expect to receive net proceeds after the repayment or assumption by Allflex of Destron Fearing debt, transaction related costs, post-closing working capital adjustments, a change of control payment, and the redemption of our outstanding debentures and warrants, of approximately $13.6 million.

Following the closing of the Destron Fearing Transaction and the repayment of our existing obligations, we expect to be virtually debt free, and our focus will be to maximize the value of the remaining assets of our Signature business for the benefit of our stockholders. These efforts will consist of working toward completing the PELS contract with the UK Ministry of Defense, or MOD, for delivery of Signature’s SARBE™ beacon radios and selling the remaining assets of our Signature business. In the event that we are not able to sell the Signature business, our board of directors will continue to evaluate strategic alternatives for the Signature business and us as a whole.

If the Destron Fearing Transaction is not approved by the stockholders, we will try to obtain additional capital in order to remain in business. We will try to obtain the necessary capital by continuing to maximize cash flow from operations, by selling certain portions of our assets and by entering into additional debt and/or equity financing transactions. However, there can be no assurance that we will be successful in these endeavors or, even if we are successful, that we will be able to continue to operate in the normal course. As of March 31, 2011, we had a working capital deficiency, which is partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities are due on demand and/or require us to make significant monthly or quarterly principal payments. Our factoring lines may be amended or terminated at any time by the lenders, and we have a mortgage loan of approximately $1.9 million that is due on November 1, 2011, although we have the option to extend the loan an additional six months. These conditions indicate that substantial doubt exists about our ability to operate as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. Failure to complete the Destron Fearing Transaction, which is more fully discussed in Note 14, will substantially limit our ability to remain in business, and we may be forced to enter into a sale of the company and/or our subsidiaries in subsequent transactions at distressed prices or even face the possible dissolution of us and liquidation of our assets. The accompanying financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.  Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In December 2010, FASB issued an update to guidance in ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We adopted ASU 2010-28 on January 1, 2011 and it did not have a material impact on our results of operations, financial position or cash flows.

In December 2010, FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which updates guidance in ASC 805, “Business Combinations,” that clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption permitted. We adopted the update on January 1, 2011. ASU 1010-29 clarifies disclosure requirements and, therefore, does not have an effect on our results of operations, financial position or cash flows. Going forward, we will be required to present the pro forma presentation of revenue and earnings related to a material business combination as prescribed in the update.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

3.  Inventories

Inventories, net of writedowns for excess and obsolescence, consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials	$7,632	$7,430
Work in process	583	729
Finished goods	813	700
Total inventory	$9,028	$8,859

We had $6.6 million and $6.4 million of our inventory at foreign locations at March 31, 2011 and December 31, 2010, respectively. A significant portion of inventory at foreign locations relates to the PELS contract.

4.  Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended March 31,
	2011	2010
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(1,835)	$(1,721)
Income from discontinued operations	219	612
Net loss attributable to common stockholders	$(1,616)	$(1,109)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	29,651	25,854

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	0.01	0.02
Total — basic and diluted	$(0.05)	$(0.04)

(1)
The following stock options, warrants and restricted stock outstanding as of March 31, 2011 and 2010 were not included in the computation of dilutive (loss) income per share because the net effect would have been anti-dilutive:

	March 31,
	2011	2010
	(in thousands)
Stock options	2,564	3,189
Warrants	9,504	1,591
Restricted stock	188	456
Total	12,256	5,236

5.  Financings

We have entered into various financing agreements as more fully described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010. The following are descriptions of our financing agreements that have been entered into, modified or terminated during 2011:

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

5.  Financings (continued)

16% Senior Secured Debenture and Warrants

On February 24, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors, including Hillair Capital Investments LLC (the "Investors") whereby we issued and sold (the “Offering”) to the Investors (i) $2.0 million of senior collateralized Debentures (the “Debentures”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 4,000,000 shares of our common stock and (iii) Series B warrants (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”) to purchase up to 4,000,000 shares of our common stock.

We are obligated to redeem the Debentures on a quarterly basis beginning on October 1, 2011, in an amount equal to $0.5 million each quarter through July 1, 2012. The Debentures accrue interest at a rate of 16% per annum which is due on a quarterly basis beginning on April 1, 2011. Upon any event of default, 125% of the then outstanding principal amount of the Debentures and any accrued interest would become immediately due and payable at the Investors’ election and the annual interest rate would increase to 18%. During the first six months after closing, we may not prepay any portion of the principal amount of the Debentures without the consent of the Investors. After the six month anniversary, we may elect to redeem some or all of the then principal amount outstanding with notice to the Investors at an amount equal to 120% of the then outstanding principal amount. We are subject to certain non-financial covenants under the Agreement.

To secure our obligations under the Debentures, we and Destron Fearing have pledged our ownership interests in Signature. In addition, Signature, Destron Fearing and its wholly-owned subsidiaries Digital Angel Technology Corporation and Digital Angel International, collectively and individually have guaranteed the Debentures.

The 4,000,000 Series A Warrants may be exercised at any time through the earlier of i) July 1, 2012 or ii) the early redemption of the Debentures at an exercise price of $0.45 per share and the 4,000,000 Series B Warrants may be exercised at any time for a period of five years at an exercise price of $0.45 per share. If at any time after six months subsequent to the date of the Agreement there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants, the holder of the Warrants may elect to exercise using a net exercise (i.e., cashless exercise) mechanism. If we sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents at an effective price per share less than $0.45, then simultaneously with the consummation of each dilutive issuance, the Warrant exercise price for both of the Warrants shall be reduced to the lower price. In addition, the number of shares of common stock underlying the Series B Warrants will be increased such that the aggregate exercise price of the Series B Warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. If we enter into a fundamental transaction that (i) is an all cash transaction, (ii) is a Rule 13e-3 transaction as defined in Rule 13e-3 under the Exchange Act, or (iii) involves a person or entity not traded on a national securities exchange, we or any successor entity must, at the holder’s request within thirty days after each fundamental transaction (“Holder Option Period”), purchase the Warrants from the holder for an amount of cash equal to the value of the unexercised portion of the warrants that remain as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P (“the Black Scholes Value”). The maximum amount payable under the Black Scholes Value shall be (i) $0.5 million if the fundamental transaction is consummated prior to the six month anniversary of the issuance date or (ii) $1.0 million if the fundamental transaction is consummated subsequent to the six month anniversary but prior to the first anniversary of the issuance date. The Warrants are not exercisable by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 4.9% of our common stock. Consummation of the Destron Fearing Transaction will constitute a fundamental transaction under the terms of the Warrants.

Warrant Liabilities

We have estimated the initial fair value of the Warrants to be approximately $2.5 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 100.0% and 100.0%, respectively; and a risk free rate of 0.26% and 2.19%, respectively. The initial fair value of the Warrants was recorded as $1.4 million of interest expense and a discount of $1.1 million to the Debenture. The discount is being amortized to interest expense over the life of the Debenture. Approximately $0.1 million of such interest expense was recorded during the three-months ended March 31, 2011.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

5.  Financings (continued)

The value of the Warrants is reflected in our consolidated balance sheet as a liability and the Warrants are required to be revalued at each reporting period. Based on the valuation at March 31, 2011, we recorded other income of approximately $0.8 million during the three months ended March 31, 2011. We determined the value at March 31, 2011 to be approximately $1.7 million, based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of 15 months for the Series A Warrants and 4.9 years for the Series B Warrants; volatility of 100.0% and 100.0%, respectively; and a risk-free rate of 0.3% and 2.24%, respectively. Going forward, changes in the value of the warrants will result in additional increases or decreases in other income (expense) in our consolidated statement of operations.

In addition to the Warrants discussed above, we have outstanding warrants to acquire 1.5 million shares of our common stock at exercise prices of $0.45 per share. These warrants were issued in connection with an equity financing entered into with two investors during February 2010. The value of these warrants, which is reflected in the condensed consolidated balance sheets as a liability, was $0.4 million and $0.7 million at March 31, 2011 and 2010, respectively. We are required to revalue the warrants at each reporting period. Based on the valuations at March 31, 2011 and 2010 we recorded other expense of $0.1 and $0.2 million during the three-months ended March 31, 2011 and 2010, respectively. We determined the value of the warrants at March 31, 2011 and 2010 based on the Black-Scholes valuation model and using the following assumptions: dividend yield of 0.0%; expected life of 5.7 and 6.7 years; volatility of 100.0% and 124.9% and a risk free rates of 2.24% and 3.32%. Going forward, changes in the value of these warrants will result in additional increases or decreases in other income (expense) in our consolidated statement of operations. Holders of these warrants have rights to require us to redeem their outstanding warrants for cash if the Destron Fearing Transaction is consummated. If all of these warrants are redeemed as a result of the Destron Fearing Transaction, we anticipate the payment will be approximately $0.4 million.

Mortgage Loan Modification Agreement

On February 25, 2011, we entered into a Loan Modification Agreement (the “Mortgage Agreement”) with the mortgage lender for our South St. Paul, Minnesota facility extending the mortgage loan’s term to November 1, 2011, with the option to extend the maturity date for an additional six months. If we elect to extend the maturity date, we must notify the current mortgage lender by September 30, 2011 and pay a fee of $25 thousand which would be applied to the outstanding principal. Under the Mortgage Agreement, the interest rate and monthly payments will remain the same as prior to the Mortgage Agreement. Upon closing, we were required to pay an additional principal payment of $25 thousand plus certain other closing fees. We are also required to make an extension payment of approximately $25 thousand, which will be paid ratably over four months beginning March 1, 2011.

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

Corporate

Our Corporate activities includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment expenses, assets and liabilities. This category also includes certain selling, general and administrative expenses associated with corporate activities and interest expense and interest and other income (expense) associated with corporate activities and functions. Included in the Corporate activities as of March 31, 2011 are approximately $0.8 million of liabilities related to companies that we sold or closed in 2001 and 2002. It is expected that these liabilities will be reversed during 2011 to 2016, as they will no longer be considered our legal obligations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010, except that inter-segment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment results as presented below.

The following is selected segment data as of and for the periods ended (in thousands):

	Animal Identification	Emergency Identification	Corporate	Total From Continuing Operations
As of and For the Three-Months Ended March 31, 2011
Revenue	$7,482	$2,341	$—	$9,823
Operating income (loss)	236	(402)	(701)	(867)
Income (loss) from continuing operations before income tax provision	109	(416)	(1,516)	(1,823)

Total assets of continuing operations	$25,777	$9,250	$814	$35,841

As of and For the Three-Months Ended March 31, 2010
Revenue	$8,990	$1,925	$—	$10,915
Operating income (loss)	1,134	(901)	(1,133)	(900)
Income (loss) from continuing operations before income tax provision	775	(912)	(1,587)	(1,724)

Total assets of continuing operations	$25,166	$11,836	$6,048	$43,050

7.  Stock Options and Restricted Stock

Stock Option Plans

We and our subsidiaries have stock-based employee plans, which were outstanding as of March 31, 2011, and are more fully described in Note 10 to our consolidated financial statements in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010.

During the three-months ended March 31, 2011 and 2010, we recorded approximately $20 thousand and $0.1 million, respectively, in compensation expense related to stock options granted to our employees.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

7.  Stock Options and Restricted Stock (continued)

Stock Option Activity

There were no stock options granted during the three-months ended March 31, 2011 and 2010. A summary of our stock option activity as of March 31, 2011, and changes during the three-months then ended, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term		Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,674	$16.66
Granted	—	—
Exercised	—	—
Forfeited or expired	(110)	23.44
Outstanding at March 31, 2011	2,564	16.37	4.4	years	$—	*

Vested or expected to vest at March 31, 2011	2,525	14.82	3.7	years	—	*
Exercisable at March 31, 2011	2,288	18.22	3.6	years	—	*
*
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.38 per share at March 31, 2011.

There were no stock option exercises during the three-months ended March 31, 2011 and 2010. At March 31, 2011, we had approximately 1.4 million shares available for issuance under our plans. The total cash value of potential stock option exercises at March 31, 2011 was nil and would have a de minimus dilution impact to our stockholders’ ownership.

As of March 31, 2011, there was approximately $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years. The total fair value of shares vested during the three-months ended March 31, 2011 and 2010, was approximately $0.1 and $0.2 million, respectively.

A summary of the status of our nonvested stock options as of March 31, 2011 and changes during the three-months ended March 31, 2011 is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	320	$1.15
Granted	—	—
Vested	(44)	2.86
Forfeited or expired	—	—
Nonvested at March 31, 2011	276	$0.88

Restricted Stock

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period, which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the grant date. The value of the restricted stock is being amortized as compensation expense over the vesting period which is five years. As a result, we recorded compensation expense of approximately $20 thousand and $0.1 million in the three-months ended March 31, 2011 and 2010, respectively, associated with such restricted stock grants. As of March 31, 2011, approximately 0.2 million shares of our restricted stock were unvested.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
8.  Income Taxes

The income tax provision for the three month periods ended March 31, 2011 and 2010 relates to certain state and foreign income taxes.

Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. At March 31, 2011, we had aggregate net operating loss carryforwards of approximately $279.9 million for income tax purposes that expire in various amounts from 2013 through 2030. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of $270.1 million, $69.2 million relates to Destron Fearing and approximately $9.8 million relates to foreign loss carryforwards. These foreign net operating loss carryforwards are available to only offset future taxable income earned in the home country of the foreign entity. As of March 31, 2011, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2011 and 2010.

The amount of any benefit from our U.S. net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during 2009, thus approximately $196.7 million of our separate net operating loss carryforwards is limited under IRC section 382. The $69.2 million of operating loss carryforwards related to Destron Fearing were not impacted by this ownership change and are not currently subject to limitation under IRC section 382. As a result of this limitation, we estimate that approximately $18.7 million of these losses will be available to offset future taxable income, with the remainder being available to offset certain built-in gains, with both amounts subject to expiration provisions. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or our subsidiaries or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2007, Danish tax examinations for years before 2006 and U.K. tax examinations for years before 2006. At March 31, 2011, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.

9.  Discontinued Operations

We sold our ownership of our Control Products Group and Thermo Life during the three-months ended March 31, 2010 and Clifford & Snell during the three-months ended June 30, 2010. Thermo Life was a development stage company with patented rights to a thin-film thermoelectric generator; Control Products Group manufactures and distributes electronic relay switches for nuclear power applications; and Clifford & Snell manufactures electronic alarm sounders which are used to provide audible and/or visual signals which alert personnel in hazardous areas, including the oil and petrochemical industry and in the fire and security market. The decisions to sell these businesses were made as part of management’s strategy to streamline our operations.

As a result of the board of directors’ decision to sell, and the subsequent sale of, the operations of Thermo Life, Control Products Group and Clifford & Snell, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.

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

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)
9.  Discontinued Operations (continued)

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a small division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. As of March 31, 2011, approximately $115 thousand has been collected on the promissory note. The promissory note is collateralized, but subordinated, to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million) which is being amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.

Sale of Clifford & Snell

On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million) (“the Clifford & Snell Purchase Agreement”). The purchaser was R.Stahl Ltd., a subsidiary of R.Stahl AG, a public company based in Waldenburg, Germany (“R.Stahl”). R.Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. The sale of Clifford & Snell’s did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments; £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R.Stahl purchased products from Signature. On April 30, 2010, we received approximately £1.2 million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby invoice discounting line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow and paid out in two equal installments, net of any claims, on January 30, 2011 and October 31, 2011. On September 30, 2010, we received approximately £0.1m (approximately $0.2 million) of the second purchase price payment and on November 1, 2010, we received the remaining £0.1m (approximately $0.2 million). In February 2011, we received £0.1 million (approximately $0.2 million) of the first escrow payment. Both the Company and R.Stahl AG issued guarantees of subsidiary performance to the other. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

In the second quarter of 2010, we recorded a gain on the sale of Clifford & Snell of approximately £0.7 million (approximately $1.0 million) and in the first quarter of 2011, we recorded a gain on sale of approximately £0.1 million (approximately $0.2 million) upon the receipt of the first escrow payment. Upon the receipt of the remaining funds held in escrow in connection with the Clifford & Snell sale, if any, such proceeds will be recorded as additional gain on sale.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

9.  Discontinued Operations (continued)

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three-months ended March 31, 2011 and 2010:

	Three-Months Ended March 31,
	2011	2010
Revenue	$—	$1,411
Cost of sales	—	577
Gross profit	—	834

Selling, general and administrative expenses	2	362
Operating (loss) income	(2)	362

Interest and other income (expense), net	—	147
Gain on sale	224	—
Income from discontinued operations	$222	$619

Income from discontinued operations per common share – basic and diluted	$0.01	$0.02
Weighted average number of common shares outstanding – basic and diluted	29,651	25,854

The net (liabilities) assets of discontinued operations as of March 31, 2011 and December 31, 2010, which represented the net (liabilities) assets of Thermo Life, Control Products Group, McMurdo and Clifford & Snell, were comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Cash	$—	$15
Accounts receivable	132	225
Inventory	103	99
Total current assets	235	339
Total assets	$235	$339

Accounts payable	$29	$139
Accrued expenses and other current liabilities	655	593
Total liabilities	$684	$732

Net (liabilities) assets of discontinued operations	$(449)	$(393)

10.  Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended March 31,
	2011	2010
Net loss	$(1,619)	$(1,115)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14	(93)
Total comprehensive loss	$(1,605)	$(1,208)

The other comprehensive gain (loss) during the three-months ended March 31, 2011 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron Fearing A/S’s functional currency. Approximately nil and $(5) thousand of the foreign currency translation adjustments related to the noncontrolling interest during the three-months ended March 31, 2011 and 2010, respectively.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

11.  Supplemental Cash Flow Information

In the three-months ended March 31, 2011 and 2010, we had the following non-cash activities:

	Three-Months Ended March,
	2011	2010
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock to settle accounts payable	$224	-

Cash paid for:
Interest	$190	$232
Taxes	18	10

12.  Restructuring Accrual

During the second quarter of 2008 and again during the first half of 2010, we initiated restructuring efforts to develop a strategic long-range plan focusing on restoring growth and profitability. With our restructuring, we sought to generate annual costs savings by exiting some costly facilities, outsourcing some manufacturing to lower cost suppliers, moving some operations to lower cost countries and reducing headcount. Our purpose in taking these actions was to increase profitability at the gross margin level, which management believed was necessary to competitively price products and achieve positive earnings. In 2010, we initiated the next stage of restructuring of our corporate group, which resulted in the elimination of our corporate structure and several management positions. Our restructuring plan has been substantially implemented. Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation — Nonretirement Postemployment Benefit Topic of the Codification. During the three-months ended March 31, 2010 we recorded approximately $141 thousand of severance expenses.

As of March 31, 2011, our restructuring accrual was as follows (in thousands):

	Severance	Contract Termination Costs	Total

Balance, January 1, 2011	$958	$10	$968

Payments	(238)	(—)	(238)

Balance, March 31, 2011	$720	$10	$730

We anticipate that the accrued amounts covering the remaining restructuring costs will be paid over the next fourteen months.

13.  Legal Proceedings

Rutherford Suit

On October 4, 2010, Andrea Rutherford filed a lawsuit in the District Court of Massachusetts, Cambridge District Court, against us and Merck Sharp & Dohme Corporation (Andrea Rutherford v. Merck Sharp & Dohme Corporation and Digital Angel Corporation, Case #1052CV1147), affiliated with Intervet/Schering-Plough Animal Health, our exclusive distributor in the U.S. of our companion pet implantable microchips. The lawsuit raises a variety of claims, including breach of implied warranty of merchantability and breach of contract relating to alleged illness caused by implantation of the microchip in plaintiff's companion pet. The plaintiff is seeking $7,000 of damages in veterinary expenses, punitive damages, and injunctive relief. We believe that the claims are frivolous and without merit and intend to vigorously defend against this claim.

Additionally, we are party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

14.  Subsequent Events

Sale of Destron Fearing

On May 6, 2011, we entered into the Purchase Agreement to sell the shares of our wholly-owned subsidiary, Destron Fearing, to Allflex. As consideration, Allflex will pay us $25 million in cash at closing, less assumed Destron Fearing debt not to exceed $5 million, and adjusted per the terms of the Purchase Agreement. Under the terms of the Purchase Agreement and the related Escrow Agreement between us and Allflex, $2.5 million of the proceeds will be held in escrow for a period of 18 months to cover our indemnity obligations, and $1.2 million will be held in escrow until the settlement of post-closing adjustments to cover, if any, of the net working capital of Destron Fearing on the closing date that is less than $1.0 million.

The Destron Fearing Transaction is not subject to any financing conditions and remains subject to customary conditions, including, agreements by us (1) to obtain the requisite approval of its stockholders, (2) to cause Destron Fearing to conduct its operations according to its ordinary course of business consistent with past practice, and (3) to cause Destron Fearing to refrain from certain actions between the time of signing the Purchase Agreement and the closing of the Destron Fearing Transaction.

We are subject to indemnification, confidentiality, and three-year non-competition and non-solicitation provisions of the Purchase Agreement.  The agreement also requires Joseph J. Grillo, our Chief Executive Officer, to enter into a three-year non-competition agreement with Allflex.

The Purchase Agreement contains certain termination rights for each of us and Allflex and further provides that, upon termination of the Purchase Agreement under specified circumstances, we and Allflex may be required to pay a termination fee in cash of up to $1,000,000 and $750,000, respectively.

The Purchase Agreement provides that, contemporaneously with the closing of the Destron Fearing Transaction, Destron Fearing and the Company will enter into a transition services agreement whereby Destron Fearing will provide among other things, certain transition support services to the Company for a period of 90 days after the closing in consideration of $10,000 per month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

Overview

We operate in two business segments and engage in the following principal business activities:

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

Recent Events

On May 6, 2011, we entered into the Purchase Agreement by and between us and Allflex pursuant to which all of the outstanding capital stock of Destron Fearing will be purchased by Allflex, referred to as the Destron Fearing Transaction. As consideration for the consummation of the Destron Fearing Transaction, Allflex will pay us $25 million in cash at closing, less assumed Destron Fearing debt not to exceed $5 million, and adjusted per the terms of the Purchase Agreement. Under the terms of the Purchase Agreement and the related Escrow Agreement between us and Allflex, $2.5 million of the proceeds will be held in escrow for a period of 18 months to cover our indemnity obligations, and $1.2 million will be held in escrow until the settlement of post-closing adjustments to cover the amount, if any, of the net working capital of Destron Fearing on the closing date that is less than $1.0 million. The Destron Fearing Transaction, which is subject to the approval of our stockholders, is more fully discussed below under Liquidity and in Note 14 to the accompanying condensed consolidated financial statements.

Summary of our Results of Continuing Operations

During the three-months ended March 31, 2011, as compared to the three-months ended March 31, 2010, our consolidated revenue decreased approximately $1.1 million, or 10.0%, to $9.8 million. The decrease was due to lower fish & wildlife sales at our animal identification segment partially offset by increased sales at the Sarbe division of our Emergency Identification segment. Our consolidated operating loss was $0.9 million in the three-months ended March 31, 2011 as compared to $0.9 million in the three-months ended March 31, 2010. Excluding approximately $0.1 million of restructuring, severance and separation expenses, our consolidated operating loss was $0.8 million for the three-months ended March 31, 2010.

Critical Accounting Policies

Our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010 contains further information regarding our critical accounting policies.

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

	For the Three-Months Ended March 31,
	2011	2010

Revenue	100.0	100.0%
Cost of sales	60.7	58.1
Gross profit	39.3	41.9

Selling, general and administrative expenses	45.8	46.4
Research and development expenses	2.3	2.5
Restructuring, severance and separation expenses	—	1.3
Operating loss	(8.8)	(8.3)

Interest and other income (expense), net	7.7	(4.3)
Interest expense	(17.4)	(3.2)
Loss from continuing operations before provision for income taxes	(18.5)	(15.8)

Provision for income taxes	(0.2)	(0.1)
Loss from continuing operations	(18.7)	(15.9)

Income from discontinued operations	2.3	5.7
Net loss	(16.4)	(10.2)

Loss attributable to the noncontrolling interest, continuing operations	0.1	0.1
Income attributable to the noncontrolling interest, discontinued operations	(0.1)	(0.1)

Net loss attributable to Digital Angel Corporation	(16.4)%	(10.2)%

Results of Operations by Segment

Three-Months Ended March 31, 2011 Compared to Three-Months Ended March 31, 2010

Animal Identification

	Three-Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Change
	(in thousands, except percentages)
Revenue	$7,482	100.0%	$8,990	100.0%	$(1,508)	(16.8)%
Cost of sales	4,971	66.5	5,347	59.5	(376)	(7.0)
Gross profit	2,511	33.5	3,643	40.5	(1,132)	(31.1)

Selling, general and administrative expenses	2,046	27.3	2,236	24.9	(190)	(8.5)
Research and development expenses	229	3.1	273	3.0	(44)	(16.1)

Operating income	$236	3.1%	$1,134	12.6%	$(898)	(79.2)

Revenues

Our Animal Identification segment’s revenue decreased approximately $1.5 million for the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. The decrease was due to decreased fish & wildlife sales as a result of the completion of a three year contract with Bonneville Power Administration that ended September 30, 2010.

Gross Profit and Gross Profit Margin

Our Animal Identification segment’s gross profit decreased approximately $1.1 million in the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. The decrease in gross profit was primarily due to the decreased sales in the current period accompanied by a decrease in gross profit margin. The gross profit margin decreased to 33.5% in the three-months ended March 31, 2011 as compared to 40.5% in the three-months ended March 31, 2010. The decrease in gross profit margin is primarily due to product mix with a lower volume of higher margin sales of fish chips, slightly higher labor costs associated with higher health insurance premiums and higher overhead costs as a percent of sales as a result of the decreased sales in the current period. Gross profit margin may vary period-to-period because of changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses

Our Animal Identification segment’s selling, general and administrative expenses decreased approximately $0.2 million in the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. The decrease in selling, general and administrative expenses was primarily the result of lower salaries, bonus compensation and accounting costs. Selling, general and administrative expenses as a percentage of revenue increased from 24.9% to 27.3% primarily due to the decreased sales in the current period.

Research and Development Expenses

Our Animal Identification segment’s research and development expenses remained relatively constant during the three-months ended March 31, 2011 as compared to the three-months ended March 31, 2010. Research and development expenses relate to new product development associated with RFID microchips and related scanners.

Outlook and Trends

(The following discussion of our outlook and trends does not reflect the impact of the consummation of the Destron Fearing Transaction. If consummated, going forward, we will no longer include Destron Fearing’s operating results in our financial statements and historical financial information for Destron Fearing will be presented in discontinued operations.)

We anticipate our Animal Identification segment’s sales and gross profits to increase slightly in 2011 and our operating expenses to remain relatively constant in 2011.

We believe our investment in technology and product development, such as the rTag™ and BioThermo®, will enable future growth for our Animal Identification segment. We also believe that we face favorable long-term market trends, such as the technology migration from visual to electronic identification and increased government regulation in the area of food safety and traceability.

Emergency Identification

	Three-Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue	Change
	(in thousands, except percentages)
Revenue	$2,341	100.0%	$1,925	100.0%	$416	21.6%
Cost of sales	993	42.4	994	51.6	(1)	(0.1)
Gross profit	1,348	57.6	931	48.4	417	44.8

Selling, general and administrative expenses	1,750	74.8	1,832	95.2	(82)	(4.5)

Operating loss	$(402)	(17.2)%	$(901)	46.8%	$499	55.4

Revenues

Our Emergency Identification segment’s revenue increased approximately $0.4 million in the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. The increase in revenue was primarily due to an increase in sales at our SARBE division due to an increase in sales of our SARBE 7 product. We anticipate our revenues to increase provided we commence shipping on a large PELS contract for SARBE beacons, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements.

Gross Profit and Gross Profit Margin

Our Emergency Identification segment’s gross profit increased approximately $0.4 million in the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. The increase was primarily due to the increased sales in the current period accompanied by an increase in gross profit margin. First quarter gross profit margin was 57.6% in the three-months ended March 31, 2011 as compared to 48.4% in the first quarter of 2010. Gross profit margin increased due to product mix with an increased volume of higher margin SARBE product sales. Gross margin may vary period-to-period because of the changes in the product mix and in the ratio of fixed and variable costs.

Selling, General and Administrative Expenses

Our Emergency Identification segment’s selling, general and administrative expenses decreased approximately $0.1 million in the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. This decrease in selling, general and administrative expenses relates primarily to a decrease in personnel costs and audit and legal costs. As a percentage of revenue, selling, general and administrative expenses decreased to 74.8% in the three-months ended March 31, 2011 compared to 95.2% in the three-months ended March 31, 2010.

Outlook and Trends

We expect sales and operating profits to increase provided we commence shipping on a large PELS contract, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements, and as a result of reduced selling, general and administrative expenses. However, we are unable to quantify such possible operating efficiencies at this time.

We believe that the future will bring both military and commercial market opportunities. However, going forward, we intend to focus on completing the PELS contract and selling the assets of our Emergency Identification segment.

Corporate

	Three-Months Ended March 31,
	2011		2010		Change
	(in thousands, except percentages)

Revenue	$	─	$	─	$	─	─ %
Cost of sales		─		─		─	─
Gross profit		─		─		─	─

Selling, general and administrative expenses		701		992		(291)	(29.3)
Restructuring, severance and separation expense		─		141		(141)	(100.0)

Operating loss		$(701)		$(1,133)		$(432)	(38.1)

Selling, General and Administrative Expenses

Corporate’s selling, general and administrative expenses decreased approximately $0.3 million for the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010. The decrease was primarily due to lower salaries and bonus compensation as a result of headcount reductions implemented in June 2010 accompanied by lower accounting costs.

Restructuring, Severance and Separation Expenses

Our Corporate segment’s restructuring, severance and separation expenses recorded in the three-months ended March 31, 2010 related to the accrual of costs associated with certain headcount reductions. We did not incur any such expenses during the three-months ended March 31, 2011.

Trend After Consummation of the Destron Fearing Transaction

After the closing of the Destron Fearing Transaction, we will continue to operate our remaining business, Signature, until such time as we complete the PELS contract with the MOD for delivery of SARBE™ beacon radios and the assets of Signature are sold.  We currently expect to complete the PELS contract in 2012.  In addition, we expect to incur approximately $2.9 million of additional expenses related to the early redemption of our Debentures and warrants, a change in control and non-competition payment and estimated transaction costs following the closing of the Destron Fearing Transaction.  As the sale of our Destron Fearing business would be a sale of a substantial portion of our assets, we will be substantially smaller and have limited assets and revenue after the Destron Fearing Transaction.

Consolidated

Interest and Other Income (Expense), Net

Interest and other income (expense) was approximately $0.8 million in the three-months ended March 31, 2011 compared to $(0.5) million in the three-months ended March 31, 2010. The increase in the three-months ended March 31, 2011, as compared to the three-months ended March 31 2010 is primarily a result of the revaluation of the warrants to fair value at each reporting period. Included  in interest and other income (expense) for the three-months ended March 31, 2011 and 2010 was approximately $0.7 million and $(0.2) million, respectively, as a result of the revaluations.

Interest Expense

Interest expense was $1.7 million and $0.4 million for the three-months ended March 31, 2011 and 2010, respectively. The increase was primarily due to interest expense associated with debentures that we issued in February 2011. Approximately $1.4 million of the interest expense in the three-months ended March 31, 2011 related to the value of warrants that we issued in connection with the debentures.

Income Taxes

We had an income tax provision of $18 thousand for the three-months ended March 31, 2011 compared to a provision of $10 thousand in the same period of 2010. We have recorded certain state and foreign income taxes during the three-months ended March 31, 2011 and 2010. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible intangible amortization associated with acquisitions and other deferred tax assets. As of March 31, 2011, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended March 31, 2011.

Loss from Continuing Operations

During the three-months ended March 31, 2011 and 2010, we reported a loss from continuing operations of approximately $1.8 million and $1.7 million, respectively. The increase in the loss for the three-months ended March 31, 2011 compared to March 31, 2010 relates primarily to $1.4 million of interest expense recorded in the three-months ended March 31, 2011 associated with the debentures and warrants that we issued in February 2011, partially offset by an increase in other income primarily associated with the revaluation of the outstanding warrants. This difference is more fully discussed above in the context of the appropriate segment.

Liquidity and Capital Resources from Continuing Operations

Cash and cash equivalents totaled $1.5 million and $0.9 million at March 31, 2011 and December 31, 2010, respectively.

Operating activities used cash of $0.6 million and $0.2 million during the three-months ended March 31, 2011 and 2010. During the three-months ended March 31, 2011, cash was primarily used by the increase in accounts receivable, inventory, and the decrease of accounts payable, accrued expenses and other liabilities. During the three-months ended March 31, 2010, cash was primarily used by the increase in accounts receivable.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $0.5 million, or 9.6%, to $5.7 million at March 31, 2011, from $5.2 million at December 31, 2010. The increase was primarily due to an increase at our Animal Identification segment due to the timing of product shipments. We anticipate our accounts receivable to increase slightly provided we commence shipping on a large PELS contract which is expected to commence during the fourth quarter of 2011, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements.

•
Inventories increased 1.5% to $9.0 million at March 31, 2011 from $8.9 million at December 31, 2010. The increase was related to our Emergency Identification segment and general fluctuations in our inventory levels. We expect our inventory levels to decrease once we commence shipping on the PELS contract.

•
Accounts payable decreased $0.2 million, or 2.8%, to $7.7 million at March 31, 2011, from $7.9 million at December 31, 2010. Our accounts payable decreased due to use of cash proceeds from the sale of Debentures. We anticipate our accounts payable levels to decrease throughout 2011.

•
Accrued expenses decreased 4.7% to $6.5 million at March 31, 2011 from $6.8 million at December 31, 2010. Accrued expenses decreased primarily due to payments of employee severance. We expect our accrued expenses to decrease in 2011 as we make payments for accrued bonuses, severance, director’s fees and other accrued liabilities.

Investing activities provided cash of $0.2 million and $0.4 million during the three-months ended March 31, 2011 and 2010, respectively. The amounts provided in 2011 and 2010 were primarily from the decrease in other assets and notes receivable, respectively.

Financing activities provided cash of $1.1 million and $0.8 million during the three-months ended March 31, 2011 and 2010, respectively. In the three-months ended March 31, 2011, cash was primarily provided by the proceeds from the Debentures. In the three months ended March 31, 2010, cash was primarily provided by the issuance of stock.

Financial Condition

As of March 31, 2011, we had a working capital deficit of approximately $1.8 million. However, included in current liabilities are approximately $0.8 million of liabilities associated with subsidiaries we closed in 2001 and 2002 and other liabilities that were not guaranteed by us and which we believe we will not be required to pay.

In addition to our cash on hand, at March 31, 2011 we had approximately $0.7 million available for borrowing under our revolving credit, invoice discount, factoring and line of credit agreements. These credit facilities consist of a (i) a $4.0 million revolving credit facility with TCI Business Capital, Inc.; (ii) an invoice discounting agreement with Bibby Financial Services; (iii) a factoring agreement with AL Finans A/S; and (iv) a line of credit with Danske Bank. Each of these facilities are more fully described in Note 8 to our consolidated financial statements in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010.

As of March 31, 2011, the amount of borrowings and availability under these facilities was as follows:

	Outstanding	Availability
	(in thousands)
TCI revolving facility	$1,458	$570
Bibby invoice discounting agreement	107	89
AL Finans factoring agreement	335	—
Danske Bank line of credit	1,534	25
	$3,434	$684

Our credit agreements provide for certain events of default, including, among others (i) failure to pay principal and interest when due; (ii) violation of covenants; (iii) any material misrepresentation made in the note or a related agreement; (iv) bankruptcy or insolvency; and (v) a change of control as defined, among others. The covenants in our agreement include, among others, (i) monthly, quarterly and annual financial reporting requirements; (ii) maintenance of adequate insurance; and (iii) approvals for certain events such as declaring dividends, and creating new indebtedness not specifically allowed under the terms of the agreements, among others. As of March 31, 2011, we were in compliance with the covenants under our credit agreements. We can terminate the Dankse Bank line of credit and pay the outstanding balance, or Danske Bank may demand the credit line be settled immediately, at any given time, without prior notice. Our AL Finans factoring agreement provides that either party may terminate the agreement by giving a three month notice. During the term of notice, AL Finans is entitled to reduce the financing availability at its discretion. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date. The TCI Revolving Facility matures on August 31, 2012, but can be terminated early by Destron Fearing upon payment of a termination fee or by TCI in accordance with the terms of the TCI Agreement.

The foregoing discussion of our credit facilities and related agreements is a summary of the material terms of those agreements and is qualified in its entirety by reference to the terms and provisions of those agreements. In addition to the facilities discussed above, we have outstanding a mortgage on our South St. Paul, Minnesota facility and 16% senior secured debentures. These loans are more fully discussed in Note 5 to the accompanying condensed consolidated financial statements.

Liquidity

If the Destron Fearing Transaction is approved by our shareholders, upon closing, we expect to receive net proceeds after the repayment or the assumption by Allflex of Destron Fearing debt, transaction related costs, post-closing working capital adjustments, a change of control payment, and the redemption of our outstanding debentures and warrants, of approximately $13.6 million. We intend to use a portion of the net proceeds to satisfy certain of our outstanding accounts payable, accrued expenses and other outstanding restructuring and severance related liabilities. We also intend to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders. We estimate that the initial, special cash dividend will be in the range of $0.15 to $0.20 per share of common stock, to be paid by the end of the fourth quarter of 2011. The actual amount may vary due to uncertainties regarding the ultimate amount of the net proceeds received and the amount of our liabilities following the Destron Fearing Transaction, and may be declared and distributed at a later time depending on certain factors.

Following the closing of the Destron Fearing Transaction and the repayment of our existing obligations, we will be virtually debt free, and our focus will be to maximize the value of the remaining assets of our Signature business for the benefit of our stockholders. These efforts will consist of completing the PELS contract with the MOD for delivery of Signature’s SARBE™ beacon radios and selling the remaining assets of our Signature business. In the event that we are not able to sell the Signature business, our board of directors will continue to evaluate strategic alternatives for the Signature business and us as a whole.

If the Destron Fearing Transaction, which is more fully discussed in Note 14 to the accompanying condensed consolidated financial statements, is not approved by the stockholders, we will try to obtain additional capital in order to remain in business. We will try to obtain the necessary capital by continuing to maximize cash flow from operations, by selling certain portions of our assets and by entering into additional debt and/or equity financing transactions. However, there can be no assurance that we will be successful in these endeavors or, even if we are successful, that we will be able to continue to operate in the normal course. As of March 31, 2011, we had a working capital deficiency, which is partially due to a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities are due on demand and/or require us to make significant monthly or quarterly principal payments. Our factoring lines may be amended or terminated at any time by the lenders, and we have a mortgage loan of approximately $1.9 million that is due on November 1, 2011, although we have the option to extend the loan an additional six months. These conditions indicate that substantial doubt exists about our ability to operate as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. Failure to complete the Destron Fearing Transaction will substantially limit our ability to remain in business, and we may be forced to enter into a sale of the company and/or our subsidiaries in subsequent transactions at distressed price or even face the possible dissolution of us and liquidation of our assets. The accompanying financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our growth strategies including, without limitation, our ability to deploy our products and services;
•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	our reliance on government contractors;
•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to repay/refinance/extend our mortgage note which matures November 1, 2011;

•	our ability to maintain compliance with covenants under our credit facilities and Debentures, including our ability to make principal and interest payments when due;

•	our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	expectations about the outcome of litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to successfully implement our business strategy;

•	our expectation that we can achieve profitability in the future;

•	our ability to fund our operations;

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

•
the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use and that we are violating another party’s intellectual property rights. If any such a claim is successful, we could be enjoined from engaging in activities to market and be required to pay substantial damages;

•	our ability to comply with the obligations in various registration rights and price protection agreements;

•	the impact of new accounting pronouncements;

•	our ability to establish and maintain proper and effective internal accounting and financial controls;

•	our ability to continue operations at the current level;

•
our ability to complete the PELS contract which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements;

•	our ability to obtain shareholder approval of the Destron Fearing Transaction and to pay a dividend with a portion of the proceeds by the fourth quarter of 2011; and

•
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2011 as amended on Form 10-K/A on May 2, 2011 and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of March 31, 2011, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended March 31, 2011. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our first fiscal quarter of 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

DIGITAL ANGEL CORPORATION (Registrant)

Date:	May 16, 2011	By:	/s/ Jason G. Prescott
			Name:	Jason G. Prescott
			Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Form of Securities Purchase Agreement dated as of February 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.2
Form of 16% Senior Secured Debentures dated as of February 24, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.3	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.4	Form of Series B Warrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.5	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.6
Form of Pledge and Security Agreement by and among Digital Angel Corporation and Hillair Capital Investments, LLC dated February 24, 2011 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.7
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