Form 10-Q
period 2011-06-30
DIGITAL ANGEL CORP
filed 2011-08-19
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 18, 2011
Common Stock, $.01 par value per share	29,886,044 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

		Page

PART I – Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations – Three-months ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Operations – Six-months ended June 30, 2011 and 2010	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity – Six-months ended June 30, 2011	6
	Condensed Consolidated Statements of Cash Flows – Six-months ended June 30, 2011 and 2010	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4	Controls and Procedures	30

PART II – Other Information
Item 6.	Exhibits	30
	Signatures	31
	Certifications

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash	$494	$268
Accounts receivable, net of allowance for doubtful accounts of $74 and $71 at June 30, 2011 and December 31, 2010, respectively	465	358
Inventories	209	196
Other current assets	1,609	1,096
Current assets of discontinued operations	13,356	15,003
Total Current Assets	16,133	16,921

Property and equipment, net	68	100
Other assets, net	134	460
Other assets of discontinued operations, net	16,721	18,448
Total Assets	$33,056	$35,929

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable, net of debt discount of $714 million and nil at June 30, 2011 and December 31, 2010, respectively	$993	$192
Accounts payable	2,046	1,924
Advances from factor	51	121
Accrued expenses	3,790	4,281
Deferred gain on sale	755	584
Current liabilities of discontinued operations	14,318	13,794
Total Current Liabilities	21,953	20,896

Long-term debt and notes payable	500	14
Warrant liabilities	878	362
Other liabilities	244	244
Other liabilities of discontinued operations	15	1,905
Total Liabilities	23,590	23,421

Commitments and Contingencies:

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 30,009 and 29,273)	300	293
Additional paid-in capital	591,207	590,945
Accumulated deficit	(580,204)	(577,021)
Accumulated other comprehensive loss – foreign currency translation	(1,784)	(1,674)
Total Digital Angel Corporation stockholders’ equity	9,519	12,543
Noncontrolling interest	(53)	(35)
Total Stockholders’ Equity	9,466	12,508
Total Liabilities and Stockholders’ Equity	$33,056	$35,929

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-Months Ended June 30, 2011	For the Three-Months Ended June 30, 2010

Revenue	$1,060	$749

Cost of sales	601	288

Gross profit	459	461

Selling, general and administrative expenses	1,509	2,407
Severance and separation expenses	—	1,060
Total operating expenses	1,509	3,467

Operating loss	(1,050)	(3,006)

Interest and other income (expense), net	1,414	117
Interest expense	(411)	(39)

Loss from continuing operations before provision for income taxes	(47)	(2,928)

Provision for income taxes	(—)	(—)

Loss from continuing operations	(47)	(2,928)

(Loss) income from discontinued operations	(1,535)	1,157

Net loss	(1,582)	(1,771)

Loss attributable to the noncontrolling interest, continuing operations	6	15
Loss (income) attributable to the noncontrolling interest, discontinued operations	9	(16)

Net loss attributable to Digital Angel Corporation	$(1,567)	$(1,772)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0. 00)	$(0. 10)
(Loss) income from discontinued operations, net of noncontrolling interest	(0. 05)	0. 04
Net loss	$(0. 05)	$(0. 06)

Weighted average number of common shares outstanding – basic and diluted	29,950	28,002

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Six-Months Ended June 30, 2011	For the Six-Months Ended June 30, 2010

Revenue	$1,874	$1,575

Cost of sales	1,065	874

Gross profit	809	701

Selling, general and administrative expenses	3,438	4,828
Severance and separation expenses	—	1,201
Total operating expenses	3,438	6,029

Operating loss	(2,629)	(5,328)

Interest and other income (expense), net	2,127	(293)
Interest expense	(1,953)	(94)

Loss from continuing operations before provision for income taxes	(2,455)	(5,715)

Provision for income taxes	—	(2)

Loss from continuing operations	(2,455)	(5,717)

(Loss) income from discontinued operations	(746)	2,831

Net loss	(3,201)	(2,886)

Loss attributable to the noncontrolling interest, continuing operations	19	31
Income attributable to the noncontrolling interest, discontinued operations	(1)	(27)

Net loss attributable to Digital Angel Corporation	$(3,183)	$(2,882)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.08)	$(0. 21)
(Loss) income from discontinued operations, net of noncontrolling interest	(0. 03)	0. 10
Net loss	$(0. 11)	$(0. 11)

Weighted average number of common shares outstanding – basic and diluted	29,801	26,934

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six-Months Ended June 30, 2011
(in thousands)

	Digital Angel Corporation Shareholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2010	29,273	$293	$590,945	$(577,021)	$(1,674)	$(35)	$12,508

Net loss	—	—	—	(3,183)	—	(18)	(3,201)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(110)	(—)	(110)
Total comprehensive loss							(3,311)

Share based compensation	539	5	297	—	—	—	302
Price protection shares issued for legal settlement	197	2	(25)				(23)
Stock issuance costs	—	—	(10)	—	—	—	(10)

Balance, June 30, 2011	30,009	$300	$591,207	$(580,204)	$(1,784)	$(53)	$9,466

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Six- Months Ended June 30, 2011	For the Six- Months Ended June 30, 2010
Cash Flows From Operating Activities
Net loss	$(3,201)	$(2,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	746	(2,831)
Equity compensation and administrative expenses	78	505
Depreciation and amortization	9	8
Disposal of equipment	—	61
Amortization of debt discount and financing costs	1,821	55
Allowance for doubtful accounts	3	—
Inventory excess and obsolescence adjustments	2	—
Change in fair value of warrant liabilities	(1,946)	87
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(98)	19
(Increase) decrease in inventories	(8)	11
Increase in other current assets	(116)	(34)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(993)	81
Net cash provided by discontinued operations	3,024	6,344
Net Cash (Used In) Provided by Operating Activities	(679)	1,420
Cash Flows From Investing Activities
Collections of notes receivable	184	600
Decrease (increase) in other assets	162	(262)
Payments for property and equipment	—	(39)
Net cash used by discontinued operations	(13)	(45)
Net Cash Provided by Investing Activities	333	254
Cash Flows From Financing Activities
Amounts paid on notes payable	(75)	(1,404)
Net borrowings of debt	7	92
Sale of common stock in private placement	—	1,693
Proceeds from sale of Debentures	2,000	—
Sale of common stock under a standby equity distribution agreement	—	61
Stock issuance costs	(10)	(71)
Financing costs	(242)	(165)
Net cash used by discontinued operations	(1,099)	(1,130)
Net Cash Provided by (Used in) Financing Activities	581	(924)

Net Increase In Cash and Cash Equivalents	235	750

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(17)

Cash and Cash Equivalents – Beginning of Period	268	664

Cash and Cash Equivalents – End of Period	$494	$1,397

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Digital Angel Corporation, a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) operates in one business segment, which we refer to as Signature Communications, or SigComm. SigComm comprises the operations of Signature Industries Limited, or Signature, our 98.5% subsidiary located in the United Kingdom (“U.K.”).  SigComm is a distributor of two-way communications equipment in the U.K. Products offered range from conventional radio systems used by the majority of SigComm’s customers, for example, for safety and security uses and construction and manufacturing site monitoring, to trunked radio systems for large scale users, such as local authorities and public utilities.

Previously, we operated in two business segments: Animal Identification and Emergency Identification. The Animal Identification segment was comprised of the operations of Destron Fearing Corporation (“Destron”), which we sold on July 22, 2011.  Our SARBE and SigComm businesses comprised divisions of Signature which constituted the Emergency Identification segment. On June 15, 2011, we sold the assets of our SARBE business, with the exclusion of one contract.  The sale of these businesses is more fully discussed below under the headings Recent Events and Discontinued Operations, as well as in Note 10.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011, as amended on May 2, 2011.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long-lived assets and intangible assets, assumptions used in valuation models, the calculation of earn out provisions and the determination of whether any impairment is to be recognized on long-lived and intangible assets, among others.

Recent Events

Destron Transaction

On May 6, 2011, we entered into a stock purchase agreement by and between us and Allflex USA, Inc., a Delaware corporation (“Allflex”), pursuant to which all of the outstanding capital stock of our wholly-owned subsidiary, Destron, was sold to Allflex (the “Destron Transaction”). The Destron Transaction was approved by our stockholders on July 14, 2011 and this sale of a major portion of our assets was finalized on July 22, 2011, as more fully discussed in Notes 10 and 15.

SARBE Transaction

On June 15, 2011, we sold certain assets of our SARBE business. The sale excluded one contract, which is for the sale of Signature’s personal emergency location beacons (“PELS”) with the U.K. Ministry of Defence, or MOD.  The SARBE sale is more fully discussed in Note 10.

As a result of the sales of Destron and the SARBE business, their operations are presented in discontinued operations in the accompanying financial statements for all periods presented.

Repayment of Debt and Warrants Repurchases

In connection with and upon closing of the Destron Transaction on July 22, 2011, we repaid in full our $2.0 million, 16% senior collateralized debentures (the “Debentures”) and we purchased the related outstanding warrants (“Series A Warrants” and “Series B Warrants”) to acquire in the aggregate 8.0 million shares of our common stock.  In addition, we fully repaid the mortgage on Destron’s St. Paul facility, Destron’s revolving credit facility with TCI Business Capital, Inc. and the outstanding indebtedness on certain capitalized leases.  The remaining debt of Destron of approximately $1.7 million was assumed by AllFlex.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

The Destron Transaction represented a fundamental transaction under the terms of warrants we had issued in connection with a February 2010 financing ( the “Iroquois/Alpha Warrants”) to acquire approximately 1.5 million shares of our common stock, which gave the holders the right to purchase the warrants.  Based upon the fair value of the warrants on the Destron Transaction closing date, the measurement date, we purchased the Alpha warrants for approximately $0.1 million on August 12, 2011 and we plan to repurchase the remaining half of the warrants from Iroquois for approximately $0.1 million during the second half of August 2011.

As of August 15, 2011, we have satisfied the majority of our notes payable and we have only $0.1 million in advances outstanding under the terms of a U.K. invoice discounting agreement with Bibby Financial Services.  The debentures and warrants and the terms of the repayment and purchases are more fully discussed in Note 7.

Discontinued Operations

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract.  During the first half of 2010, we sold our Clifford and Snell business unit (“Clifford & Snell”) and our Control Products business unit (“Control Products Group”), both of which were divisions of Signature. In addition, in January 2010, we sold our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”).  Our decision to sell the Destron business was made as a result of the need for cash to remain in business as we had existing indebtedness and other outstanding obligations that were due or becoming due.  The decisions to sell the SARBE business and the businesses that were sold in 2010 were made as part of management’s strategy to streamline operations. Accordingly, operations of these sold businesses through the earlier of their dates of sale or June 30, 2011 are presented in discontinued operations for all periods presented.  Discontinued operations are more fully discussed in Note 10.

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 19 to our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010.

Liquidity

On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex, which reflected the $25.0 million sales price less Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our Debentures and the purchase of our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released is also approximately $13.5 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which we estimate to be $1.0 million, and the redemption of our outstanding Debentures and warrants for approximately $3.2 million.  The approximately $13.5 million of estimated net proceeds includes $2.5 million that has been placed in escrow for 18 months to cover certain indemnifications and is net of $1.3 million that has been reserved to cover potential change of control payments, which are more fully discussed in Note 10.  The pro forma effect of the Destron Transaction on our historical balance sheet as of June 30, 2011 is presented in Note 15.

We have used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding restructuring and severance related liabilities.  We intend to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders.  The actual amount and timing depend on the resolution of uncertainties regarding the timing and completion of the PELS contract and other working capital requirements over the next several months.

During the next twelve to eighteen months, we anticipate completing the PELS contract with the MOD for delivery of Signature’s SARBE™ beacon radios.  During this process, our board of directors will continue to evaluate strategic alternatives for our Signature business and us as a whole.  One alternative may include selling the remaining assets of our Signature business.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and we had a mortgage loan on Destron’s St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we satisfied the majority of our notes payable and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending June 30, 2012.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

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

In June 2011, the FASB issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, components of OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard, which will affect the way we present OCI but will have no other effect on our results of operations, financial position or cash flows, will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively.

In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

3. Inventories

Inventories, net of write downs for excess and obsolescence, consist of finished goods.  Our inventory is located in the U.K.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

4. Condensed Consolidated Financial Statement Details

The following tables show our condensed consolidated financial statement details as of June 30, 2011 and December 31, 2010 (in thousands):

Other Current Assets and Liabilities

The following table summarizes the significant components of prepaid expenses and other current assets.

	June 30,	December 31,
	2011	2010
	(in thousands)
Funds held in escrow from sale of businesses	$621	$454
Prepaid rent	122	3
Insurance proceeds receivable	—	160
Prepaid taxes	177	23
Debt issue costs, net	218	15
Prepaid insurance	268	277
Other	203	164
Total prepaid expenses and other current assets	$1,609	$1,096

The following table summarizes the significant components of accrued expenses.

	June 30,	December 31,
	2011	2010
	(in thousands)
Accrued salary, wages, severance and benefits	$850	$1,395
Accrued bonuses	1,497	1,412
Accrued consulting and professional fees	229	195
Accrued legal settlement	267	212
Liabilities of companies whose assets we have sold	668	849
Other accruals	279	218
Total accounts payable and accrued liabilities	$3,790	$4,281

5. Financial Instruments

Warrant Liabilities

As of June 30, 2011 and December 31, 2010, we had warrant liabilities as follows (in thousands):

	June 30,	December 31,
	2011	2010
Warrant liabilities	$878	$362

Fair Value Measurements

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Our valuation technique used to measure the fair value of the warrant liabilities were management’s estimates and assumptions used in a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round.  The Company has no Level 1 or 2 assets or liabilities.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our liabilities measured at fair value on a recurring basis as presented in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in thousands):

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Liabilities:

June 30, 2011

Warrant liabilities	$-	$-	$878	$878

December 31, 2010

Warrant liabilities	$-	$-	$362	$362
______
(a)  The total fair value amounts for the liabilities presented also represent the related carrying amounts.

6. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010

Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(41)	$(2,913)	$(2,436)	$(5,686)
(Loss) income from discontinued operations	(1,526)	1,141	(747)	2,804
Net loss attributable to common stockholders	$(1,567)	$(1,772)	$(3,183)	$(2,882)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	29,950	28,002	29,801	26,934

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0. 00)	$(0. 10)	$(0.08)	$(0.21)
Discontinued operations	(0. 05)	0. 04	(0. 03)	0. 10
Total — basic and diluted	$(0. 05)	$(0. 06)	$(0. 11)	$(0.11)

1) The following stock options, warrants and restricted stock outstanding as of June 30, 2011 and 2010 were not included in the computation of dilutive (loss) income per share because the net effect would have been anti-dilutive:

	June 30,
	2011	2010
	(in thousands)
Stock options	2,564	3,169
Warrants	9,504	1,577
Restricted stock	188	412
Total	12,526	5,158

7. Financings and Warrant Liabilities

16% Senior Secured Debentures and Warrants

On February 24, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors, including Hillair Capital Investments LLC (the "Investors"), whereby we issued and sold the Debentures and Series A and Series B Warrants to acquire up to 4.0 million shares and 4.0 million shares of our common stock, respectively.

We were obligated to redeem the Debentures on a quarterly basis beginning on October 1, 2011, in an amount equal to $0.5 million each quarter through July 1, 2012. The Debentures accrued interest at a rate of 16% per annum, which was due on a quarterly basis beginning on April 1, 2011. Upon any event of default, 125% of the then outstanding principal amount of the Debentures and any accrued interest would become immediately due and payable at the Investors’ election and the annual interest rate would increase to 18%. During the first six months after closing, we could not prepay any portion of the principal amount of the Debentures without the consent of the Investors. After the six month anniversary, we could elect to redeem some or all of the then principal amount outstanding with notice to the Investors at an amount equal to 120% of the then outstanding principal amount. We were subject to certain non-financial covenants under the Agreement.

To secure our obligations under the Debentures, we and Destron pledged our ownership interests in Signature. In addition, Signature, Destron and its wholly-owned subsidiaries Digital Angel Technology Corporation and Digital Angel International, collectively and individually guaranteed the Debentures.

The Series A Warrants could be exercised at any time through the earlier of i) July 1, 2012 or ii) the early redemption of the Debentures at an exercise price of $0.45 per share and  the Series B Warrants could be exercised at any time for a period of five years at an exercise price of $0.45 per share.

If we entered into a fundamental transaction that (i) was an all cash transaction, (ii) was a Rule 13e-3 transaction as defined in Rule 13e-3 under the Exchange Act, or (iii) involved a person or entity not traded on a national securities exchange, we or any successor entity were required, at the holder’s request within thirty days after each fundamental transaction (“Holder Option Period”), to purchase the Series A and B Warrants from the holders for an amount of cash equal to the value of the unexercised portion of the warrants that remained as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P (“the Black Scholes Value”). The maximum amount payable under the Black Scholes Value was (i) $0.5 million if the fundamental transaction was consummated prior to the six month anniversary of the issuance date or (ii) $1.0 million if the fundamental transaction was consummated subsequent to the six month anniversary but prior to the first anniversary of the issuance date.

As a result of the sale of Destron, which represented a fundamental transaction under the terms of the Agreement and the Series A and B Warrants, we were obligated on July 22, 2011 to repay the Debentures holders $2.5 million (or $0.5 million more than the outstanding principal amount) and to purchase the Warrants for an aggregate price of $0.5 million, and accordingly, such amounts were repaid from the proceeds of the Destron Transaction.   The repayment of the Debentures will result in approximately $1.2 million of additional interest expense being recorded during the third quarter of 2011, including approximately $0.2 million of deferred debt issue costs.  The purchase of the Series A and B Warrants will result in other income being recorded during the third quarter of 2011 as discussed below.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

We estimated the initial fair value of the Series A and B Warrants to be approximately $2.5 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 100.0% and 100.0%, respectively; and a risk free rate of 0.26% and 2.19%, respectively. The initial fair value of the Warrants was recorded as $1.4 million of interest expense and a discount of $1.1 million to the Debenture. The discount was being amortized to interest expense over the life of the Debenture. Approximately $0.1 million and $0.4 million of the amortization was recorded as interest expense during the three and six-months ended June 30, 2011, respectively.

Warrant Liabilities

Series A and B Warrants

The value of the Series A and B Warrants is reflected in our consolidated balance sheet as of June 30, 2011 as a liability and these warrants were required to be revalued at each reporting period. Based on the valuations at March 31, 2011 and June 30, 2011, we recorded other income of approximately $1.0 million and $1.8 million during the three and six-months ended June 30, 2011, respectively. We determined the aggregate value of the Series A and B Warrants at March 31, 2011 and June 30, 2011 to be approximately $1.7 million and $0.7 million, respectively, based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round.  The assumptions used at March 31, 2011 and June 30, 3011 were: dividend yields of 0.0% and 0.0%, respectively; expected lives of 15 and 12 months for the Series A Warrants, respectively, and 4.9 years and 4.7 years, for the Series B Warrants, respectively; volatility of 100.0% and 100.0%, respectively; and risk-free rates of .30% and .19% for the Series A Warrant, respectively, and 2.24% and 1.76% for the Series B Warrant, respectively .

As a result of our repurchase of the Series A and B warrants on July 22, 2011 in connection with the sale of Destron, the excess of the liability for the Series A and B Warrants, based on their estimated fair value as of June 30, 2011, over the $0.5 million purchase price, which was approximately $0.2 million, will be recorded as other income during the third quarter of 2011.

Iroquois/Alpha Warrants

We had outstanding at June 30, 2011 approximately 1.5 million Iroquois/Alpha warrants to acquire approximately 1.5 million shares of our common stock at exercise prices of $0.45 per share. These warrants were issued in connection with an equity financing entered into with two investors during February 2010. The value of these warrants, which is reflected in the condensed consolidated balance sheets as a liability, was $0.2 million and $0.4 million at June 30, 2011 and December 31, 2010, respectively.

We were required to revalue the warrants at each reporting period. Based on the valuations at June 30, 2011 and 2010, we recorded other income of $0.1 million and $0.1 million during the three-months ended June 30, 2011 and 2010, respectively, and other income of $0.2 million and 0.1 million during the six-months ended June 30, 2011 and 2010, respectively. We determined the value of the warrants at June 30, 2011 and 2010 based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round and using the following assumptions: dividend yield of 0.0% and 0.0%, respectively; expected life of 5.6 and 6.6 years, respectively; volatility of 100.0% and 127.4%, respectively and risk free rates of 1.76% and 2.42%, respectively.  As a result of the Destron Transaction, one half of these warrants were repurchased from the holder for an aggregate price of $0.1 million on August 12, 2011 and we plan to repurchase the remaining warrants during the second half of August 2011 for approximately $0.1 million.  As a result, we will record other expense of approximately $29 thousand in the third quarter of 2011, which represents the difference between the fair value of the warrants on June 30, 2011 and the aggregate purchase price.

8. Stock Options and Restricted Stock

Stock Option Plans

We and our subsidiaries have stock-based employee plans, which were outstanding as of June 30, 2011, and are more fully described in Note 10 to our consolidated financial statements in our Annual Report on Form 10-K, as amended on Form 10-K/A for the year ended December 31, 2010.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

During the three-months ended June 30, 2011 and 2010, we recorded approximately $20 thousand and $0.1 million, respectively, in compensation expense related to stock options granted to our employees.  During the six-months ended June 30, 2011 and 2010, we recorded approximately $40 thousand and $0.2 million, respectively, in compensation expense related to stock options granted to our employees.  We also recorded compensation expense associated with restricted stock grants as more fully discussed below.

Stock Option Activity

There were no stock options granted during the six-months ended June 30, 2011 and 2010.A summary of our stock option activity as of June 30, 2011, and changes during the six months then ended, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,674	$16.66
Granted	—	—
Exercised	—	—
Forfeited or expired	(110)	23.44
Outstanding at June 30, 2011	2,564	16.37	4.1 years	$—	*
Vested or expected to vest at June 30, 2011	2,564	16.37	3.4 years	—	*
Exercisable at June 30, 2011	2,288	18.22	3.4 years	—	*

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.21 per share at June 30, 2011.

There were no stock option exercises during the six-months ended June 30, 2011 and 2010. At June 30, 2011, we had approximately 1.4 million shares available for issuance under our plans. The total cash value of potential stock option exercises at June 30, 2011 was nil and would have a de minimus dilution impact to our stockholders’ ownership.

As of June 30, 2011, there was approximately $44 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately eleven months. The total fair value of shares vested during the three and six-months ended June 30, 2011 and 2010 was approximately $0.1 million, $34 thousand, $0.1 million and $0.2 million million, respectively.

A summary of the status of our nonvested stock options as of June 30, 2011 and changes during the six-months ended June 30, 2011 is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	320	$1.15
Granted	—	—
Vested	(44)	2.86
Forfeited or expired	—	—
Nonvested at June 30, 2011	276	$0.88

As a result of the Destron Transaction, approximately 31 thousand of the unvested stock options at June 30, 2011automatically vested on July 22, 2011.

Restricted Stock

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period, which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the grant date.  The value of the restricted stock is being amortized as compensation expense over the five-year vesting period.  Upon termination of employment or services as a director, the unvested portion of the restricted stock becomes fully vested.  During the three and six-months ended June 30, 2011 and 2010, we recorded compensation expense associated with the restricted stock of approximately $19 thousand, $20 thousand, $38 thousand and $0.1 million, respectively. As of June 30, 2011, approximately 0.2 million shares of our restricted stock were unvested.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

9. Income Taxes

We did not provide a provision for income taxes for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 as discussed below. The income tax provision for the six month period ended June 30, 2010 relates to state income taxes.

Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, and other deferred tax assets. At June 30, 2011, we had aggregate net operating loss carryforwards of approximately $280 million for income tax purposes that expire in various amounts from 2013 through 2030. Through December 28, 2007, Destron Fearing filed a separate federal income tax return. Of the aggregate U.S. net operating loss carryforwards of approximately $270 million, approximately $70 million relates to Destron Fearing.  At June 30, 2011, we also had approximately $10.0 million of foreign loss carryforwards related primarily to Destron. As of June 30, 2011, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three and six-months ended June 30, 2011 and 2010.

The amount of any benefit from our U.S. net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during 2009, thus approximately $198 million of our separate net operating loss carryforwards is limited under IRC section 382. In addition, the approximately $70 million of U.S. operating loss carryforwards related to Destron were not limited as of June 30, 2011.  However, as a result of the sale of Destron on July 22, 2011, all of the Destron’s operating loss carryforwards, including its foreign loss carryforwards of approximately $10 million, will no longer be available to offset future taxable income.  As a result, we estimate that approximately $18.7 million of our U.S. net operating loss carryforwards will be available to offset future taxable income, with the remainder being available to offset certain built-in gains, with both amounts subject to expiration provisions. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2007, Danish tax examinations for years before 2006 and U.K. tax examinations for years before 2006. At June 30, 2011, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.

10. Discontinued Operations

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract.  We sold our ownership of Clifford & Snell during the three-months ended June 30, 2010 and our Control Products Group and Thermo Life during the three-months ended March 31, 2010. Destron manufactures radio frequency identification and visual tags for primarily for livestock, fisheries and companion pets;  SARBE manufactures search and rescue beacons primarily for military applications; Clifford & Snell manufactures electronic alarm sounders that are used to provide audible and/or visual signals which alert personnel in hazardous areas, including the oil and petrochemical industry and in the fire and security market;  Control Products Group manufactures and distributes electronic relay switches for nuclear power applications; and Thermo Life was a development stage company with patented rights to a thin-film thermoelectric generator.

As a result of our board of directors’ decisions to sell, and the subsequent sales of, Destron, SARBE, Clifford & Snell, Control Products and Thermo Life, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

Sale of Destron Fearing

On May 6, 2011, we entered into a stock purchase agreement to sell all of the shares of Destron to Allflex for a gross sales price of $25.0 million in cash. On July 14, 2011, our stockholders approved the Destron Transaction and on July 22, 2011, pursuant to the terms of the purchase agreement, the Destron Transaction was completed. On the closing date, we received $13.5 million in cash from Allflex, which reflected Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our 16% Debentures and our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released is also approximately $13.5 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which we estimate to be $1.0 million, and the redemption of our outstanding debentures and warrants for approximately $3.2 million.  The approximately $13.5 million of expected net proceeds includes $2.5 million that has been placed in escrow for 18 months to cover certain indemnifications and is net of $1.3 million that has been reserved to cover potential change of control payments, which are more fully discussed in the paragraph below.  We estimate that we will record a gain on the sale of Destron of approximately $4.9 million during the third quarter of 2011.  Upon the receipt of the $2.5 million of funds held in escrow or a portion thereof, such proceeds will be recorded as additional gain on sale.  The pro forma effect of the Destron Transaction on our historical balance sheet as of June 30, 2011 is presented in Note 15.

We are subject to indemnification, confidentiality, and three-year non-competition and non-solicitation provisions of the purchase agreement.  The agreement also required Joseph J. Grillo, our chief executive officer, to enter into a three-year non-competition agreement with Allflex.  Under the terms of Mr. Grillo’s existing employment agreement with us, if a change of control occurs and Mr. Grillo resigns within six months of the change of control, Mr. Grillo will be entitled to a change of control payment equal to one and a half times both his base salary and bonus, or approximately $1.0 million. The Destron Transaction represented a change of control as defined in the agreement.  In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $0.3 million, and make other changes to the terms of payment.  The additional one year base salary is payable on the earlier of the second anniversary of the closing date of the Destron Transaction or our winding down if, and only if, Mr. Grillo has not found employment by that time. In addition, if Mr. Grillo secures alternative employment during the third year after the closing of the Destron Transaction, he will be obligated to repay the amount earned during the third year up to the amount he received from us.

Contemporaneously with the closing of the Destron Transaction, we and Destron entered into a transition services agreement whereby Destron will provide among other things, certain transition support services, including payroll administration, accounting support and office space, to us for a period of 90 days after the closing in consideration of $10,000 per month.

Sale of SARBE Business

On June 15, 2011, we sold certain assets of our SARBE business to McMurdo Limited, a subsidiary of the France-based Orolia Group.  (Orolia purchased McMurdo Limited from us during the fourth quarter of 2009.)  The assets sold consisted of inventory, equipment and intellectual property and included business contracts.  Signature retained SARBE’s accounts receivable and accounts payable and the PELS contract. The sales price was approximately £1.5 million in cash (approximately $2.4 million) of which £0.2 million (approximately $0.3 million) was placed in escrow for a period of twelve months to cover certain indemnification provisions and £0.3 million (approximately $0.5 million) was placed in escrow under the terms of a management services agreement, (the “MSA”) related to the PELS contract.  The MSA is more fully discussed below. We are subject to indemnification, confidentiality and a five-year non-competition provision under the terms of the purchase agreement with McMurdo.

We realized net cash proceeds from the sale of the SARBE business of approximately £1.1 million ($1.8 million), after the deduction of the £0.2 million (approximately $0.3 million) escrow amount, the repayment of our Bibby factoring line of £0.1 million (approximately $0.2 million) and deduction of £0.1 million (approximately $0.2 million) in closing and transaction costs.  In June 2011, we recorded a loss on the SARBE sale of approximately £0.2 million (approximately $0.3 million). Upon the receipt of the £0.2 million held in escrow to cover indemnifications, such proceeds, if any, will be recorded as gain on sale.

The sale to McMurdo excluded the PELS contract with the MOD.  We anticipate completing the PELS contract over the next twelve to fifteen months.  We do not anticipate that we will realize a significant amount of net profit from the completion of the PELS contract.  We have included the PELS contract in discontinued operations because the majority of any gain, if realized, has been transferred to the buyer of the SARBE business under the terms of the MSA.  However, we do expect to realize net cash flow in excess of $3.0 million primarily as a result of converting existing PELS inventory into cash.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

Contemporaneously with the closing of the SARBE business, we and McMurdo entered into a transition services agreement whereby Signature will provide, among other things, certain transition support services to McMurdo for up to nine months after the closing.  Under the agreement, Signature will also pay McMurdo for services, including the use of certain plant assets sold to McMurdo but that are still located in Signature’s Thamesmead facility and that may be used by Signature to complete the production of the PELS beacons.  We anticipate receiving a net amount of approximately £0.1 million (approximately $0.2 million) under the terms of the transition services agreement.

In connection with the completion of the PELS contract, Signature entered into the MSA with Kannad SAS, a division of Orolia.  Under the terms of the MSA, Kannad will provide consulting and support services relating to the manufacture and delivery of the PELS beacons.  Signature will pay Kannad consulting fees consisting of twelve monthly installments of £25 thousand aggregating £0.3 million (approximately $0.5 million) and a success fee based on the net profits from the PELS contract capped at £0.5 million (approximately $0.8 million). After the payment of these various fees and services, we expect to realize an insignificant amount of profit on the PELS contract.

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, was a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years.  The promissory note is collateralized, but subordinated, to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million), which is being amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. As of June 30, 2011, we have collected approximately $0.4 million on the note receivable and approximately $0.2 million is outstanding.  The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.  The sale of the Control Products Group did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

Sale of Clifford & Snell

On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million) (“the Clifford & Snell Purchase Agreement”). The purchaser was R. Stahl Ltd., a subsidiary of R. Stahl AG, a public company based in Waldenburg, Germany (“R. Stahl”).R. Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. The sale of Clifford & Snell did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments; £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R. Stahl purchased products from Signature. On April 30, 2010, we received approximately £1.2million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby factoring  line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow and paid out in two equal installments, net of any claims, on January 30, 2011 and October 31, 2011. On September 30, 2010, we received approximately £0.1m (approximately $0.2 million) of the second purchase price payment and on November 1, 2010, we received the remaining £0.1m (approximately $0.2 million). In February 2011, we received £0.1 million (approximately $0.2 million) of the first escrow payment. Both the Company and R. Stahl AG issued guarantees of subsidiary performance to the other. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

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

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three and six-months ended June 30, 2011 and 2010:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Revenue	$6,661	$9,288	$15,670	$20,788
Cost of sales	4,799	6,202	10,299	12,533
Gross profit	(1,862)	3,086	5,371	8,255

Selling, general and administrative expenses	2,796	2,432	5,365	5,433
Research and development expenses	207	236	436	509
Operating (loss) income	(1,141)	418	(430)	2,313

Interest and other income (expense), net	289	(59)	117	88
Interest expense	(354)	(279)	(310)	(576)
(Loss) gain on sale	(316)	1,082	(92)	1,019
Provision for income taxes	(13)	(5)	(31)	(13)
(Loss) income from discontinued operations	(1,535)	1,157	(746)	2,831
Loss (income) attributable to noncontrolling interest	9	(16)	(1)	(27)
Net loss attributable to Digital Angel Corporation	$(1,526)	$1,141	$(747)	$2,804

(Loss) income from discontinued operations per common share – basic and diluted	$(0.05)	$0. 04	$(0. 03)	$0. 10
Weighted average number of common shares outstanding – basic and diluted	29,950	28,002	29,801	26,934

The net assets of discontinued operations as of June 30, 2011 and December 31, 2010, which represented the net assets (liabilities) of Destron, SARBE, Control Products Group, Clifford & Snell and Thermo Life, were comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash	$649	$650
Accounts receivable	4,495	5,021
Inventory	7,659	8,763
Prepaid and other assets	553	569
Total current assets	13,356	15,003
Fixed assets	4,312	5,138
Other assets	12,409	13,310
Total assets	$30,077	$33,451

Current portion of debt	$4,470	$3,602
Accounts payable, accrued expenses and other current liabilities	9,848	10,192
Total current liabilities	$14,318	$13,794
Long-term debt and other long-term liabilities	15	1,905

Net assets of discontinued operations	$15,744	$17,752

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

11. Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(1,582)	$(1,770)	$(3,201)	$(2,886)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(107)	(159)	(110)	66
Total comprehensive loss	$(1,689)	$(1,611)	$(3,311)	$(2,820)

The other comprehensive (loss) income during the three and six-months ended June 30, 2011 and 2010 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which is Destron’s Demark-based subsidiary’s functional currency.  The amount of foreign currency translation adjustments related to the noncontrolling interest during the three and six-months ended June 30, 2011 and 2010, respectively, was nil.

12. Supplemental Cash Flow Information

In the six-months ended June 30, 2011 and 2010, we had the following non-cash activities:

	Six-Months Ended June 30,
	2011	2010
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock to settle accounts payable	$224	$—
Cash paid for:
Interest	$55	$68
Taxes	—	2

13. Restructuring Accrual

During the first half of 2010, we restructured our corporate group, which resulted in the elimination of our corporate structure and several management positions.  Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation — Nonretirement Postemployment Benefit Topic of the Codification. During the three and six-months ended June 30, 2010 we recorded approximately $1.0 million and $1.2 million of severance expenses, respectively.

As of June 30, 2011, our restructuring accrual was as follows (in thousands):

	Severance	Contract Termination Costs	Total

Balance, January 1, 2011	$958	$10	$968

Payments	(436)	(10)	(446)

Balance, June 30, 2011	$522	$—	$522

We anticipate that the remaining severance accrual will be paid over the next eleven months.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

14. Commitments and Contingencies

GTC Earn Out

On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Agreement”) to acquire Geissler Technologies. Pursuant to the GTC Agreement, there is an earn out payment schedule based on cumulative gross margin over a three year period ending January 14, 2011. The ending calculation of cumulative gross margin resulted in no further earn out payments due under the GTC Agreement. The sellers of Geissler Technologies have notified us that they may request an audit of the cumulative gross margin calculation. If it is subsequently determined that the cumulative gross margin threshold was met, an earn out payment of $0.5 million would be due. Pursuant to the GTC Agreement, earn out payments can be made in cash or stock at Digital Angel’s option.

15.  Subsequent Events

Sale of Destron, Repayment of Debt and Repurchase of Warrants

On July 22, 2011, pursuant to the terms of a purchase agreement, the Destron Transaction was completed.   The Destron Transaction is more fully described in Note 10.  In connection with the Destron Transaction, we repaid all of our outstanding debt and redeemed all of our outstanding warrants as more fully discussed in Notes 1, 7 and 10.  Presented below is an unaudited condensed consolidated pro forma balance sheet reflecting the impact of the Destron Transaction as if it had occurred on June 30, 2011:

Unaudited Pro Forma Condensed Consolidated Balance Sheet
At June 30, 2011
(dollars in thousands)

	Historical	Pro Forma Sale of Destron Fearing (a)		Pro Forma Reflecting Effect of Destron Fearing Sale

ASSETS
Cash and cash equivalents	$494	$12,296	(b)	$12,790
Accounts receivable, net	465			465
Inventories	209			209
Other current assets	1,609	(218)	(h)	1,391
Current assets of discontinued operations	13,356	(7,962)	(e)	5,394
Total current assets	16,133	4,116		20,249
Property and equipment, net	68			68
Funds held in escrow from sale of Destron Fearing	—	2,500	(c)	2,500
Other assets, net	134			134
Other assets of discontinued operations, net	16,721	(16,130)	(e)	591
TOTAL ASSETS	$33,056	$(9,514)		$23,542

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

LIABILITIES
Current liabilities:
Note payable	$993	$(993)	(h)	$—
Accounts payable	2,046			2,046
Advances from factor	51			51
Accrued expenses	3,790	1,349	(d)	5,139
Deferred gain on sales of Signature businesses	755			755
Current liabilities of discontinued operations	14,318	(12,220)	(e)	2,098
Total Current Liabilities	21,953	(11,864)		10,089

Long-term debt and notes payable	500	(500)	(h)	—
Deferred gain on sale of Destron Fearing	—	2,500	(c)	2,500
Warrant liabilities	878	(878)	(h)	—
Other liabilities	244			244
Other liabilities of discontinued operations	15	(15)	(e)	—
TOTAL LIABILITIES	23,590	(10,757)		12,833
Stockholders’ equity	9,466	4,879	(g)
		(1,349)	(d)
		(1,200)	(f)
		(1,087)	(h)
		1,243		10,709
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,056	$(9,514)		$23,542

(a)	The pro forma adjustments reflect the impact of the Destron Transaction as if it had occurred on June 30, 2011.

(b)	The adjustment to cash consists of the following:

Gross proceeds	$25,000
Less debt assumed and estimated working capital adjustment	(5,764)
Less escrow funds	(2,500)
Less repayment of Debentures and warrants	(3,240)
Less transaction costs	(1,200)
Total estimated cash proceeds	$12,296

(c)
Represents the funds held in escrow for a period of eighteen months to cover indemnification provisions under the stock purchase agreement. Upon receipt of the funds from escrow, if any, they will be treated as additional gain on sale.

(d)	Represents potential change of control payments as a result of the Destron Transaction as more fully discussed in Note 10.

(e)	Removal of Destron Fearing’s assets and liabilities.

(f)	Represents estimated transaction costs.

(g)	Represents the estimated gain on sale as follows:

Sales price	$25,000
Less debt assumed and estimated working capital adjustment	(5,764)
Less escrow funds	(2,500)
Less net assets of Destron	(11,857)
Total estimated gain	$4,879

(h)	Represents the estimated net expenses on the redemption and purchase of the Debentures and warrants as follows:

Estimated redemption and purchase price payments	$(3,240)
Book value of Debentures	1,493
Book value of the warrants	878
Write off of deferred debt issue costs	(218)
Total estimated net expenses	$(1,087)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2010.

Overview and Recent Events

We operate in one business segment, which we refer to as Signature Communications, or SigComm.  SigComm is a distributor of two-way communications equipment in the U.K.  Products offered range from conventional radio systems used by the majority of SigComm’s customers, for example, for safety and security uses and construction and manufacturing site monitoring, to trunked radio systems for large scale users, such as local authorities and public utilities.

Previously, we operated in two business segments: Animal Identification and Emergency Identification. The Animal Identification segment was comprised of the operations of Destron Fearing Corporation (“Destron”), which we sold on July 22, 2011.  Our SARBE and SigComm businesses comprised divisions of Signature, which constituted the Emergency Identification segment. On June 15, 2011, we sold certain assets of our SARBE business.  The sale of these businesses is more fully discussed below and in the accompanying condensed consolidated financial statements in Notes 1, 10 and 15.

Destron Transaction

On May 6, 2011, we entered into a stock purchase agreement by and between us and Allflex USA, Inc., a Delaware corporation (“Allflex”), pursuant to which all of the outstanding capital stock of our wholly-owned subsidiary Destron was sold to Allflex (the “Destron Transaction”). The Destron Transaction was approved by our stockholders on July 14, 2011 and the sale was finalized on July 22, 2011, as more fully discussed in Notes 10 and 15 to the accompanying condensed consolidated financial statements.

SARBE Transaction

On June 15, 2011, we sold certain assets of our SARBE business. The sale excluded one contract, which is for the sale of Signature’s personal emergency location beacons (“PELS”) with the U.K. Ministry of Defence, or MOD.  We are in the field trials portion of the contract and we presently anticipate completing the PELS contract and delivering the product over the next twelve to fifteen months.  We do not anticipate that we will realize significant profit from the completion of the PELS contract.  However, we do expect to realize net cash flow in excess of $3.0 million primarily as a result of converting existing PELS inventory into cash.  The SARBE sale is more fully discussed in Note 10 to the accompanying condensed consolidated financial statements.

As a result of the sale of Destron and the SARBE business, their operations are presented in discontinued operations for all periods presented.

Repayment of Debt and Warrants Repurchases

In connection with and upon closing of the Destron Transaction, we repaid in full our $2.0 million senior secured Debentures and purchased the related outstanding Series A and B warrants to acquire in the aggregate 8.0 million shares of our common stock.  In addition, we fully repaid the mortgage on Destron’s St. Paul facility, Destron’s revolving credit facility with TCI Business Capital, Inc. and Destron’s capitalized leases.  The remaining debt of Destron of approximately $1.7 million was assumed by AllFlex. Also, the Destron Transaction represented a fundamental transaction under the terms of the Iroquois/Alpha Warrants to acquire approximately 1.5 million shares of our common stock, which gave the holders the right to redeem the warrants.  Based upon the fair value of the warrants on the Destron Transaction closing date (the measurement date), we repurchased one half of the warrants for approximately $0.1 million on August 12, 2011 and we plan to repurchase the remaining warrants during the second half of August 2011. These debt repayments and warrant purchases are more fully discussed in Notes 7 and 10 to the accompanying condensed consolidated financial statements.

As of August 15, 2011, we had no debt and we had approximately $0.1 million in advances outstanding under the terms of a U.K. invoice discounting agreement with Bibby Financial Services.

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

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2011	2010	2011	2010

Revenue	100%	100%	100%	100%
Cost of sales	57	38	57	55
Gross profit	43	62	43	45

Selling, general and administrative expenses	142	321	183	307
Restructuring, severance and separation expenses	─	142	─	76
Operating loss	(99)	(401)	(140)	(338)

Interest and other (expense) income, net	133	16	113	(19
Interest expense	(39)	(5)	(104)	(6)
Loss from continuing operations before income tax provision	(5)	(390)	(131)	(363)

Provision for income taxes	─	─	─	─
Loss from continuing operations	(5)	(390)	(131)	(363)

(Loss) income from discontinued operations	(145)	154	(40)	180
Net loss	(150)	(236)	(171)	(183)

Loss attributable to the noncontrolling interest, continuing operations	1	2	1	2
(Loss) income attributable to the noncontrolling interest, discontinued operations	1	(2)	─	(2)

Net loss attributable to Digital Angel Corporation	(148)%	(236)%	(170)%	(183)%

Results of Continuing Operations

Outlook and Trends

Going forward, we intend to focus on completing the PELS contract and operating our remaining SigComm business.  During this process, our board of directors will continue to evaluate strategic alternatives for our remaining Signature business, including a possible sale, and for us as a whole.  We expect sales and gross profits to remain relatively constant for the remainder of the year and we expect selling, general and administrative expenses to decrease.  In the post-closing stage following the Destron Transaction, we will operate with a minimum number of U.S.-based corporate employees (estimated to be three to four) and a reduced number of board members (estimated to be no more than three) in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as an Over-the-Counter Bulletin Board, or OTC Bulletin Board, publicly-traded company.  Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and the payment of common stock dividends.

Three-Months Ended June 30, 2011 Compared to Three-Months Ended June 30, 2010

Revenue

Our revenue was approximately $1.1 million and $0.8 million for the three-months ended June 30, 2011 and 2010, respectively.  The increase of approximately $0.3 million was primarily the result of an increase in revenue from our short-term-for-hire radio business in Glasgow.  We expect revenue to remain fairly consistent for the remainder of 2011.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.5 million and $0.5 million for the three-months ended June 30, 2011 and 2010, respectively.  Gross profit margin decreased to 43% in the three-months ended June 30, 2011 as compared to 62% in the three-months ended June 30, 2010 due primarily to product mix and increased competition in the oil and gas market in Aberdeen.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.5 million and $2.4 million for the three-months ended June 30, 2011 and 2010, respectively, and were 142% and 764% of revenue for the same respective periods.  The $0.9 million decrease in selling, general and administrative expenses was due primarily to the reduction of personnel costs as we eliminated positions at both our corporate headquarters and at Signature during 2010.  The reductions at Signature were due to eliminating various accounting and administrative positions as a result of the sales of several business units during 2010. The reductions at corporate were due to the corporate downsizing we initiated during the first half of 2010. Selling, general and administrative expenses decreased as a percentage of revenue as a result of both the increase in sales during the three-months ended June 30, 2011 and the lower headcount.  Selling, general and administrative expenses consisted of $0.7 million of expenses associated with Signature’s U.K. operations and $0.8 million of corporate related expenses for the three months ended June 30, 2011.

Severance and Separation Expenses

We incurred approximately $1.0 million of restructuring, severance and separation expenses during the three-months ended June 30, 2010 related to the accrual of costs associated with corporate headcount reductions.

Interest and Other Income (Expense), Net

Interest and other income (expense) was approximately $1.4 million in the three-months ended June 30, 2011 compared to $0.1 million in the three-months ended June 30, 2010. The increase in the three-months ended June 30, 2011, as compared to the three-months ended June 30, 2010 is primarily a result of the revaluation of the warrants to fair value at each reporting period. Included in interest and other income (expense) for the three-months ended June 30, 2011 and 2010 was approximately $1.1 million and $0.1 million, respectively, as a result of the revaluations.

Interest Expense

Interest expense was $0.4 million and $39 thousand for the three-months ended June 30, 2011 and 2010, respectively. The increase was primarily due to interest expense associated with the Debentures that we issued in February 2011. Approximately $0.3 million of the interest expense in the three-months ended June 30, 2011 related to the value of the Series A and B warrants that we issued in connection with the Debentures.

Income Taxes

We did not have an income tax provision for the three-months ended June 30, 2011 and 2010.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of June 30, 2011, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the three-months ended June 30, 2011 and 2010.

Loss from Continuing Operations

During the three-months ended June 30, 2011 and 2010, we reported a loss from continuing operations of approximately $ 47 thousand and $2.9 million, respectively. The decrease in the loss for the three-months ended June 30, 2011 compared to June 30, 2010 relates primarily to a decrease in selling, general and administrative expense as discussed above, $1.0 million of severance and separation expenses incurred in the three months ended June 30, 2010 that did not occur in the current period and other income of approximately $1.1 million of as a result of the revaluation of outstanding warrants to fair value.

Six-Months Ended June 30, 2011 Compared to Six-Months Ended June 30, 2010

Revenue

Our revenue was approximately $1.9 million and $1.6 million for the six-months ended June 30, 2011 and 2010, respectively.  The increase of approximately $0.3 million was the result of an increase in revenue from our short-term-for-hire radio business in Glasgow.  We expect revenue to remain fairly consistent for the remainder of 2011.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.8 million and $0.7 million for the six-months ended June 30, 2011 and 2010, respectively.  Gross profit margin decreased slightly to 43% in the six-months ended June 30, 2011 as compared to 45% in the six-months ended June 30, 2010 due primarily to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.4 million and $4.8 million for the six-months ended June 30, 2011 and 2010, respectively, and were 183% and 423% of revenue for the same respective periods.  The $1.4 million decrease in selling, general and administrative expenses was due primarily to the reduction of personnel costs as we eliminated positions at both our corporate headquarters and at Signature during 2010.  The reductions at Signature were due to eliminating various accounting and administrative positions as a result of the sale of several business units during 2010. The reductions at corporate were due to the restructuring we initiated during the first half of June 30, 2010. Selling, general and administrative expenses decreased as a percentage of revenue as a result of both the increase in sales during the six-months ended June 30, 2011 and the lower headcount.  Selling, general and administrative expenses consisted of $2.1million of expenses associated with Signature’s U.K. operations and $1.3 million of corporate related expenses for the six-months ended June 30, 2011.

Severance and Separation Expenses

We incurred approximately $1.2 million of restructuring, severance and separation expenses during the six-months ended June 30, 2010 related to the accrual of costs associated with corporate headcount reductions.

Interest and Other Income (Expense), Net

Interest and other income (expense) was approximately $2.1 million in the six-months ended June 30, 2011 compared to $(0.3) million in the six-months ended June 30, 2010. The $2.4 increase in the six-months ended June 30, 2011, as compared to the six-months ended June 30 2010 is primarily a result of the revaluation of the warrants to fair value at each reporting period. Included in interest and other income (expense) for the six-months ended June 30, 2011 and 2010 was approximately $2.0 million and $0.1 million, respectively, as a result of the revaluations.

Interest Expense

Interest expense was $2.0 million and $0.1 million for the six-months ended June 30, 2011 and 2010, respectively. The increase was primarily due to interest expense associated with Debentures that we issued in February 2011. Approximately $1.5 million of the interest expense in the six-months ended June 30, 2011 related to the value of the Series A and B warrants that we issued in connection with the Debentures.

Income Taxes

We had an income tax provision of $2 thousand for the six-months ended June 30, 2010 related to state income taxes.  We did not have an income tax provision for the six-months ended June 30, 2011. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of June 30, 2011, we have provided a valuation allowance to fully reserve our U.S. net operating loss carryforwards and our other existing U.S. net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable U.S. income. As a result of fully reserving our U.S. deferred tax assets, we did not record a benefit related to our net U.S. losses during the six-months ended June 30, 2011.   We expect that any taxable income resulting from the sales of Destron and the SARBE business will be offset by net operating loss carryforwards.

Loss from Continuing Operations

During the six-months ended June 30, 2011 and 2010, we reported a loss from continuing operations of approximately $2.5 million and $5.7 million, respectively. The decrease in the loss for the six-months ended June 30, 2011 compared to June 30, 2010 relates primarily to a decrease in selling, general and administrative expense as discussed above, $1.2 million of severance and separation expenses incurred in the six-months ended June 30, 2010 that did not occur in the current period and an increase in other income (expense) of approximately $2.4 million primarily as a result of the revaluation of outstanding warrants to fair value.

Liquidity and Capital Resources

Cash totaled $0.5 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively.

Operating activities used cash of $0.7 million and provided cash of $1.4 million during the six-months ended June 30, 2011 and 2010, respectively. During the six-months ended June 30, 2011, cash was primarily used by losses and payments of accounts payable and accrued expenses.  During the six-months ended June 30, 2010, cash was primarily provided by discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $0.1 million to $0.5 million at June 30, 2011, from $0.4 million at December 31, 2010. The increase in the three months ended June 30, 2011 was due to an increase in sales.  We anticipate our accounts receivable to remain at a similar level going forward.

•
Inventories remained relatively constant at $0.2 million and $0.2 million, respectively, at June 30, 2011 and December 31, 2010. We expect our inventory levels to increase somewhat as we replenish and upgrade our stock of radios for hire during the third quarter of 2011.

•
Accounts payable increased $0.1 million to $2.0 million at June 30, 2011, from $1.9 million at December 31, 2010. We anticipate our accounts payable levels to decrease going forward as we used a portion of the proceeds from the sale of Destron on July 22, 2011 to repay existing accounts payable.

•
Accrued expenses decreased $0.5 million to $3.8 million at June 30, 2011 from $4.3 million at December 31, 2010, primarily due to employee severance payments and the reversal during the six-months ended June 30, 2011 of approximately $0.2 million of liabilities related to sold companies for which we no longer had a legal obligation to pay. We expect our accrued expenses to decrease in 2011 as we have made payments for accrued bonuses, severance, director’s fees and other accrued liabilities with a portion of the proceeds from the sale of Destron.

Investing activities provided cash of $0.3 million and $0.3 million during the six-months ended June 30, 2011 and 2010, respectively. The amounts provided in the 2011 and 2010 periods were primarily from the collections of note receivable and in the six-months ended June 30, 2011 a decrease in other assets.  In the six-months ended June 30, 2011 the collections on note receivable were partially offset by an increase in other assets.

Financing activities provided cash of $0.6 million and used cash of $0.9 million during the six-months ended June 30, 2011 and 2010, respectively. In the six-months ended June 30, 2011, cash was primarily provided by the proceeds from the sale of the Debentures, partially offset by a use of cash from discontinued operations. In the six-months ended June 30, 2010, cash was primarily used by discontinued operations, partially offset by the issuance of stock.

As of June 30, 2011, we had a working capital deficiency of approximately $5.8 million.  Included in current liabilities are approximately $0.6 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex, which reflected the $25.0 million cash purchase price less Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our Debentures and our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released is also approximately $13.5 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which we estimate to be $1.0 million, and the redemption of our outstanding debentures and warrants for approximately $3.2 million.  The approximately $13.5 million of estimated net proceeds includes $2.5 million that has been placed in escrow for eighteen months to cover certain indemnifications and is net of $1.3 million that has been reserved to cover potential change of control payments.

We have used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding restructuring and severance related liabilities.  We intend to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders.  We estimate that the initial, special cash dividend will be approximately $0.15 per share of Digital Angel common stock, to be paid by the end of the fourth quarter of 2011.  The actual amount and timing may be lower and later than presently expected due to uncertainties regarding the timing and completion of the PELS contract and other working capital requirements over the next several months.

During the next twelve to eighteen months, we anticipate completing the PELS contract with the MOD for delivery of Signature’s SARBE™ beacon radios.  During this process, our board of directors will continue to evaluate strategic alternatives for the Signature business and for us as a whole. One alternative is to sell the remaining assets of our Signature business.  Based on current information, we presently expect these efforts to net additional cash to us in the $4.0 million to $5.0 million range, which we currently expect will be part of a second distribution to our stockholders in a dividend that could provide an up to an additional $0.16 to $0.23 per share of Digital Angel common stock, after all outstanding liabilities and wind down costs are paid. We estimated the second dividend to be made sometime during 2012 or the early 2013 timeframe.  The actual amount and timing of the second dividend may be lower and later than presently expected due to competing the PELS contract and uncertainties as to the ultimate amount of claims, liabilities and operational expenses associated with winding down our business and pursuing other strategic alternatives that may be presented to us.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and  we had a mortgage loan on Destron’s St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we satisfied the majority of our notes payable and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending June 30, 2012.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•
our ability to pay an initial, special cash dividend with a portion of the proceeds from the Destron Transaction by the fourth quarter of 2011, and the timing and amount and likelihood of the payment of a second, special cash dividend;

•
our ability to complete the PELS contract, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements;

•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;
•	our ability to realize the funds held in escrow from the sales of Destron, SARBE and other Signature businesses;

•	our ability to successfully sell our remaining Signature business if we decide to do so;
•	our operational strategies including, without limitation, our ability to deploy our products and services;
•	anticipated trends in our business and demographics;
•	the ability to hire and retain skilled personnel;
•	relationships with and dependence on technological partners;
•	uncertainties relating to customer plans and commitments;
•	our future profitability and liquidity;
•	our ability to enforce our patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;
•	worldwide political stability and economic growth;
•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;
•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our ability to fund our operations;
•	our reliance on third-party dealers to successfully market and sell our products;
•	our expectation that we will not suffer costly product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•
the potential for patent infringement claims to be brought against us asserting that we hold or held no rights for the use and that we violated another party’s intellectual property rights. If any such a claim is successful, we could be enjoined from engaging in activities to market and be required to pay substantial damages;

•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls; and
•
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2011 as amended on Form 10-K/A filed on May 2, 2011, and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of June 30, 2011, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended June 30, 2011. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our second fiscal quarter of 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Date:	August 19, 2011	By:	/s/ Lorraine M. Breece
			Name:	Lorraine M. Breece
			Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011*

10.2	Agreement Amending the Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011*

10.3	Management Services Agreement between Signature Industries Limited and Kannad SAS dated June 15, 2011*

10.4	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Patricia M. Petersen (“Indemnitee”) dated July 22, 2011*

10.5	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Joseph J. Grillo (“Indemnitee”) dated July 22, 2011*

10.6
Amendment to Employment Agreement between Digital Angel Corporation and Joseph J. Grillo dated May 6, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2011)

10.7
Stock Purchase Agreement by and between Allflex USA, Inc. and Digital Angel Corporation dated as of May 6, 2011 (filed as Annex A to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

10.8
Form of Escrow Agreement made by and among AllFlex USA, Inc. (“Purchaser”), Digital Angel Corporation (“Seller”) and Wells Fargo National Association, as Escrow Agent (filed as Annex B to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

10.9	Letter Agreement between Lorraine M. Breece and Digital Angel Corporation dated July 14, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 4, 2011)
31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*
31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith
___________