Form 10-Q/A
period 2011-06-30
DIGITAL ANGEL CORP
filed 2011-09-08
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
________________

Form 10-Q/A

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

Non-accelerated filer☐ Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at September 7, 2011
Common Stock, $.01 par value per share	29,886,044 shares

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 19, 2011, is to furnish Exhibit 101 to the Form 10-Q, Exhibit 101 to this report contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect subsequent events occurring after the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

	Exhibit No.	Description of Exhibit

*	10.1	Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011

*	10.2	Agreement Amending the Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011
*	10.3	Management Services Agreement between Signature Industries Limited and Kannad SAS dated June 15, 2011

*	10.4	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Patricia M. Petersen (“Indemnitee”) dated July 22, 2011

*	10.5	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Joseph J. Grillo (“Indemnitee”) dated July 22, 2011

*	10.6
Amendment to Employment Agreement between Digital Angel Corporation and Joseph J. Grillo dated May 6, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2011)

*	10.7
Stock Purchase Agreement by and between Allflex USA, Inc. and Digital Angel Corporation dated as of May 6, 2011 (filed as Annex A to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

*	10.8
Form of Escrow Agreement made by and among AllFlex USA, Inc. (“Purchaser”), Digital Angel Corporation (“Seller”) and Wells Fargo National Association, as Escrow Agent  (filed as Annex B to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

*	10.9	Letter Agreement between Lorraine M. Breece and Digital Angel Corporation dated July 14, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 4, 2011)

*	31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

*	31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	101.INS	XBRL Instance

**	101.SCH	XBRL Taxonomy Extension Schema

**	101.CAL	XBRL Taxonomy Extension Calculation

**	101.DEF	XBRL Taxonomy Extension Definition

**	101.LAB	XBRL Taxonomy Extension Labels

**	101.PRE	XBRL Taxonomy Extension Presentation
___________

*	Previously Filed
**
Pursuant to Rule 406T of Regulation S-T the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Date: September 8, 2011	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Chief Financial Officer
(Duly Authorized Officer)