Form 10-Q
period 2011-09-30
DIGITAL ANGEL CORP
filed 2011-11-14
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission file number: 000-26020
________________

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

300 State Street, Suite 214, New London, Connecticut	06320
(Address of Principal Executive Offices)	(Zip Code)

(651) 900-0776
Registrant’s Telephone Number, Including Area Code
__________________

Former Address: 490 Villaume Avenue, South St. Paul, Minnesota  55075

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2011
Common Stock, $.01 par value per share	29,887,366 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

		Page

PART I – Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations – Three-months ended September 30, 2011 and 2010	4
	Condensed Consolidated Statements of Operations – Nine-months ended September 30, 2011 and 2010	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity – Nine-months ended September 30, 2011	6
	Condensed Consolidated Statements of Cash Flows – Nine-months ended September 30, 2011 and 2010	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4	Controls and Procedures	31

PART II – Other Information
Item 6.	Exhibits	31
	Signatures	32
	Certifications

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash	$8,381	$268
Accounts receivable, net of allowance for doubtful accounts of $72 and $71 at September 30, 2011 and December 31, 2010, respectively	548	358
Inventories	108	196
Other current assets	2,717	1,096
Current assets of discontinued operations	5,527	15,003
Total Current Assets	17,281	16,921

Property and equipment, net	137	100
Funds held in escrow from sale of business	2,500	—
Other assets	216	460
Other assets of discontinued operations, net	343	18,448
Total Assets	$20,477	$35,929

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$111	$192
Accounts payable	1,460	1,924
Advances from factor	183	121
Accrued expenses	3,381	4,281
Deferred gain on sale	737	584
Current liabilities of discontinued operations	5,560	13,794
Total Current Liabilities	11,432	20,896

Deferred gain on sale	2,500	—
Warrant liabilities	120	362
Other liabilities	244	258
Other liabilities of discontinued operations	—	1,905
Total Liabilities	14,296	23,421

Commitments and Contingencies:

Stockholders’ Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 29,899 and 29,273)	299	293
Additional paid-in capital	591,287	590,945
Accumulated deficit	(584,756)	(577,021)
Accumulated other comprehensive loss – foreign currency translation	(299)	(1,674)
Total Digital Angel Corporation stockholders’ equity	6,531	12,543
Noncontrolling interest	(350)	(35)
Total Stockholders’ Equity	6,181	12,508
Total Liabilities and Stockholders’ Equity	$20,477	$35,929

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Three-Months Ended September 30, 2011	For the Three-Months Ended September 30, 2010

Revenue	$920	$614

Cost of sales	553	390

Gross profit	367	224

Selling, general and administrative expenses	1,882	1,771
Total operating expenses	1,882	1,771

Operating loss	(1,515)	(1,547)

Other (expense) income , net	(1,210)	78
Interest expense	(1,479)	(44)

Loss from continuing operations before provision for income taxes	(4,204)	(1,513)

Provision for income taxes	—	—

Loss from continuing operations	(4,204)	(1,513)

Loss from discontinued operations	(639)	(961)

Net loss	(4,843)	(2,474)

Loss attributable to the noncontrolling interest, continuing operations	9	12
Loss attributable to the noncontrolling interest, discontinued operations	282	13

Net loss attributable to Digital Angel Corporation	$(4,552)	$(2,449)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0. 14)	$(0. 05)
Loss from discontinued operations, net of noncontrolling interest	(0. 01)	(0. 04)
Net loss	$(0. 15)	$(0. 09)

Weighted average number of common shares outstanding – basic and diluted	30,009	28,215

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the Nine-Months Ended September 30, 2011	For the Nine-Months Ended September 30, 2010

Revenue	$2,794	$2,189

Cost of sales	1,618	1,264

Gross profit	1,176	925

Selling, general and administrative expenses	5,320	6,599
Severance and separation expenses	—	1,201
Total operating expenses	5,320	7,800

Operating loss	(4,144)	(6,875)

Other income (expense), net	917	(215)
Interest expense	(3,432)	(138)

Loss from continuing operations before provision for income taxes	(6,659)	(7,228)

Provision for income taxes	—	(2)

Loss from continuing operations	(6,659)	(7,230)

(Loss) income from discontinued operations	(1,385)	1,870

Net loss	(8,044)	(5,360)

Loss attributable to the noncontrolling interest, continuing operations	28	43
Loss (income) attributable to the noncontrolling interest, discontinued operations	281	(15)

Net loss attributable to Digital Angel Corporation	$(7,735)	$(5,332)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0. 22)	$(0. 26)
(Loss) income from discontinued operations, net of noncontrolling interest	(0. 04)	0. 07
Net loss	$(0. 26)	$(0. 19)

Weighted average number of common shares outstanding – basic and diluted	29,871	27,366

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine-Months Ended September 30, 2011
(in thousands)

	Digital Angel Corporation Shareholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2010	29,273	$293	$590,945	$(577,021)	$(1,674)	$(35)	$12,508

Net loss	—	—	—	(7,735)	—	(309)	(8,044)
Comprehensive loss:
Foreign currency translation adjustment reclassified to earnings	—	—	—	—	1,361	—	1,361
Other foreign currency translation adjustments	—	—	—	—	14	(6)	8
Total comprehensive loss							(6,675)

Share based compensation	539	5	382	—	—	—	387
Shares retired from treasury	(107)	(1)	1	—	—	—	—
Shares forfeited	(3)	—	(2)	—	—	—	(2)
Price protection shares issued for legal settlement	197	2	(25)	—	—	—	(23)
Stock issuance costs	—	—	(14)	—	—	—	(14)

Balance, September 30, 2011	29,899	$299	$591,287	$(584,756)	$(299)	$(350)	$6,181

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the Nine- Months Ended September 30, 2011	For the Nine- Months Ended September 30, 2010

Cash Flows From Operating Activities
Net loss	$(8,044)	$(5,360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	1,385	(1,870)
Equity compensation and administrative expenses	131	645
Depreciation and amortization	33	31
Amortization of debt discount and financing costs	2,772	84
Inventory excess and obsolescence adjustments	—	(12)
Accumulated other comprehensive loss recognized in earnings	1,361	—
Foreign currency translation losses	148	—
Change in fair value of warrant liabilities	(2,083)	8
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(192)	151
Decrease in inventories	93	55
Increase in other current assets	(47)	(433)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,483)	1,093
Net cash (used in) provided by discontinued operations	(948)	5,898
Net Cash (Used in) Provided by Operating Activities	(8,874)	290

Cash Flows From Investing Activities
Collections of notes receivable	95	604
Decrease (increase) in other assets	162	(85)
Payments for property and equipment	(72)	(10)
Net cash provided by discontinued operations	21,832	1,681
Net Cash Provided by Investing Activities	22,017	2,190

Cash Flows From Financing Activities
Amounts paid on notes payable	(88)	(1,500)
Net borrowings of debt	63	82
Proceeds from sale of Debentures	2,000	—
Payment of Debentures	(2,000)	—
Sale of common stock in private placement	—	1,693
Repurchase of common stock warrants	(620)	—
Sale of common stock under a standby equity distribution agreement	—	61
Stock issuance costs	(14)	(74)
Financing costs	(8)	(165)
Net cash used by discontinued operations	(4,363)	(2,265)
Net Cash Used in Financing Activities	(5,030)	(2,168)

Net Increase in Cash and Cash Equivalents	8,113	312

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(29)

Cash and Cash Equivalents- Beginning of Period	268	2

Cash and Cash Equivalents- End of Period	$8,381	$285

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Digital Angel Corporation, a Delaware corporation, and its subsidiary, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) operates in one business segment, which we refer to as Signature Communications, or SigComm. SigComm comprises the operations of Signature Industries Limited, or Signature, our 98.5% owned subsidiary located in the United Kingdom (“U.K.”).  SigComm is a distributor of two-way communications equipment in the U.K. Products offered range from conventional radio systems used by the majority of SigComm’s customers, for example, for safety and security uses and construction and manufacturing site monitoring, to trunked radio systems for large scale users, such as local authorities and public utilities.

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

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long-lived assets, assumptions used in valuation models, estimated losses on a supply contract and the determination of whether any impairment is to be recognized on long-lived assets, among others.

Recent Events

Destron Transaction

On May 6, 2011, we entered into a stock purchase agreement by and between us and Allflex USA, Inc., a Delaware corporation (“Allflex”), pursuant to which all of the outstanding capital stock of our wholly-owned subsidiary, Destron, was sold to Allflex (the “Destron Transaction”). The Destron Transaction was approved by our stockholders on July 14, 2011 and this sale of a major portion of our assets was finalized on July 22, 2011, as more fully discussed in Note 10.

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

Repayment of Debt and Warrants Repurchases

In connection with and upon closing of the Destron Transaction on July 22, 2011, we repaid in full our $2.0 million, 16% senior collateralized debentures (the “Debentures”) and we repurchased the related outstanding warrants (“Series A Warrants” and “Series B Warrants”) to acquire in the aggregate 8.0 million shares of our common stock.  In addition, we fully repaid the mortgage on Destron’s South St. Paul facility, Destron’s revolving credit facility with TCI Business Capital, Inc. and the outstanding indebtedness on certain capitalized leases.  The remaining debt of Destron of approximately $1.7 million was assumed by Allflex.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Destron Transaction represented a fundamental transaction under the terms of warrants we had issued in connection with a February 2010 financing (the “Iroquois/Alpha Warrants”) to acquire approximately 1.5 million shares of our common stock, which gave the holders the right to cause the Company to repurchase the warrants and alternatively permitted the Company to repurchase the warrants at fair value.  Based upon the fair value of the warrants on the Destron Transaction closing date, the measurement date, we repurchased the one-half of the Iroquois/Alpha warrants for approximately $0.1 million on August 12, 2011 and issued payment in full of approximately $0.1 million for the remaining half in October 2011.

Discontinued Operations

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract.  During the first half of 2010, we sold our Clifford and Snell business unit (“Clifford & Snell”) and our Control Products business unit (“Control Products Group”), both of which were divisions of Signature. In addition, in January 2010, we sold our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”).  Our decision to sell the Destron business was made as a result of the need for cash to remain in business as we had existing indebtedness and other outstanding obligations that were due or becoming due.  The decisions to sell the SARBE business and the businesses that were sold in 2010 were made as part of management’s strategy to streamline operations. Accordingly, operations of these sold businesses through the earlier of their dates of sale or September  30, 2011 are presented in discontinued operations for all periods presented.  Discontinued operations are more fully discussed in Note 10.

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 19 to our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010. No additional related party transactions have occurred.

Liquidity

On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex, which reflected the $25.0 million sales price less Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our Debentures and the purchase of our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released in January 2013 is approximately $13.3 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which we estimate to be $1.2 million and the redemption of our outstanding Debentures and warrants for approximately $3.2 million.  The approximately $13.3 million of estimated net proceeds includes $2.5 million that has been placed in escrow for 18 months to cover certain indemnifications and is net of $1.3 million that has been reserved to cover change of control payments, which are more fully discussed in Note 10.  The working capital adjustment and the $2.5 million placed in escrow are more fully discussed in Note 14.

We have used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding restructuring and severance related liabilities.  We intend to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders, as more fully discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As more fully discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the next twelve to fifteen months, we anticipate completing the PELS contract with the MOD for delivery of Signature’s SARBE™ beacon radios.  During this process, our board of directors will continue to evaluate strategic alternatives for our Signature business and us as a whole.  One alternative may include selling the remaining assets of our Signature business.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and we had a mortgage loan on Destron’s South St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we satisfied the majority of our notes payable and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending September 30, 2012.

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

4. Condensed Consolidated Financial Statement Details

The following tables show our condensed consolidated financial statement details as of September 30, 2011 and December 31, 2010:

Other Current Assets and Liabilities

The following table summarizes the significant components of prepaid expenses and other current assets.

	September 30,	December 31,
	2011	2010
	(in thousands)
Deferred change in control related expenses	$1,424	$—
Funds held in escrows from sale of businesses	605	454
Insurance proceeds receivable	—	160
Prepaid insurance	211	277
Other	477	205
Total prepaid expenses and other current assets	$2,717	$1,096

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table summarizes the significant components of accrued expenses.

	September 30,	December 31,
	2011	2010
	(in thousands)
Accrued salary, wages and benefits	$281	$566
Accrued change in control and severance expenses	1,572	829
Accrued bonuses	264	1,412
Accrued consulting and professional fees	287	195
Accrued legal settlement	—	212
Liabilities of companies whose assets we have sold	667	849
Other accruals	310	218
Total accrued liabilities	$3,381	$4,281

5. Financial Instruments

Warrant Liabilities

As of September 30, 2011 and December 31, 2010, we had warrant liabilities as follows (in thousands):

	September 30,	December 31,
	2011	2010
Warrant liabilities	$120	$362

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our liabilities measured at fair value on a recurring basis as presented in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in thousands):

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Liabilities:
September 30, 2011
Warrant liabilities	$-	$-	$120	$120

December 31, 2010
Warrant liabilities	$-	$-	$362	$362
______

(a)  The total fair value amounts for the liabilities presented also represent the related carrying amounts.

6. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(4,195)	(1,501)	$(6,631)	$(7,187)
(Loss) income from discontinued operations	(357)	(948)	(1,104)	1,855
Net loss attributable to common stockholders	$(4,552)	(2,449)	$(7,735)	$(5,332)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	30,009	28,215	29,871	27,366

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0. 14)	$(0.05)	$(0.22)	$(0.26)
Discontinued operations	(0. 01)	(0.04)	(0. 04)	0.07
Total — basic and diluted	$(0. 15)	$(0. 09)	$(0.26)	$(0.19)

1) The following stock options, warrants and restricted stock outstanding as of September 30, 2011 and 2010 were not included in the computation of diluted (loss) income per share because the net effect would have been anti-dilutive:

	September 30,
	2011	2010
	(in thousands)
Stock options	2,543	3,020
Warrants	752	1,521
Restricted stock	149	373
Total	3,444	4,914

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

If we entered into a fundamental transaction that (i) was an all-cash transaction, (ii) was a Rule 13e-3 transaction as defined in Rule 13e-3 under the Exchange Act, or (iii) involved a person or entity not traded on a national securities exchange, we or any successor entity were required, at the holder’s request within thirty days after each fundamental transaction (“Holder Option Period”), to purchase the Series A and B Warrants from the holders for an amount of cash equal to the value of the unexercised portion of the warrants that remained as of the time of such fundamental transaction based on the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg, L.P (“the Black Scholes Value”). The maximum amount payable under the Black Scholes Value was (i) $0.5 million if the fundamental transaction was consummated prior to the six month anniversary of the issuance date or (ii) $1.0 million if the fundamental transaction was consummated subsequent to the six month anniversary but prior to the first anniversary of the issuance date.

As a result of the sale of Destron, which represented a fundamental transaction under the terms of the Agreement and the Series A and B Warrants, we were obligated on July 22, 2011 to repay the Debentures holders $2.5 million (or $0.5 million more than the outstanding principal amount) and to purchase the Warrants for an aggregate price of $0.5 million, and accordingly, such amounts were repaid from the proceeds of the Destron Transaction.   The repayment of the Debentures resulted in approximately $0.7 million of additional interest expense being recorded during the third quarter of 2011, including approximately $0.2 million of deferred debt issue costs.

We estimated the initial fair value of the Series A and B Warrants to be approximately $2.5 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 100.0% and 100.0%, respectively; and a risk free rate of 0.26% and 2.19%, respectively. The initial fair value of the Warrants was recorded as $1.4 million of interest expense and a discount of $1.1 million to the Debenture. The discount was being amortized to interest expense over the life of the Debenture. As a result of the repayment, approximately $0.7 million of the amortization was recorded as interest expense during the three-months ended September 30, 2011, and approximately $1.1 million of the amortization was recorded as interest expense during the nine-months ended September 30, 2011.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Warrant Liabilities

Series A and B Warrants

The value of the Series A and B Warrants was reflected in our consolidated balance sheet as a liability and these warrants were required to be revalued at each reporting period.  We were obligated to repurchase the Series A and B warrants on July 22, 2011 in connection with the sale of Destron for $0.5 million, which was $0.3 million less than the fair value of the warrants on that date based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round.  The assumptions used on July 22, 2011, were: dividend yields of 0.0% and 0.0%, respectively; expected lives of 11 months for the Series A Warrants, and 4.6 years, for the Series B Warrants, respectively; volatility of 100.0% and 100.0%, respectively; and risk-free rates of 0.12% and 1.11% for the Series A Warrants and Series B Warrants, respectively.

During the three-months ended September 30, 2011, we recorded other income of approximately $0.2 million based on the difference between the fair value of the Series A and B Warrants on June 30, 2011 and the $0.5 million repurchase price.  During the nine-months ended September 30, 2011, we recorded other income of approximately $2.0 million, which represented the difference between the estimated initial fair value of the warrants of $2.5 million and the $0.5 million repurchase price.

Iroquois/Alpha Warrants

We had outstanding at September 30, 2011 approximately 0.8 million Iroquois warrants to acquire approximately 0.8 million shares of our common stock and at December 31, 2010, we had outstanding approximately 1.5 million Iroquois/Alpha warrants to acquire approximately 1.5 million shares of our common stock. The warrants had exercise prices of $0.45 per share. These warrants were issued in connection with an equity financing entered into with two investors during February 2010. The value of these warrants, which is reflected in the condensed consolidated balance sheets as a liability, was $0.1 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively.

We were required to revalue the warrants at each reporting period. Based on the valuations, we recorded other expense of $29 thousand and other income of approximately $0.1 million during the three and nine-months ended September 30, 2011, respectively, and other income of $0.1 million and $8 thousand during the three and nine-months ended September 30, 2010, respectively. We determined the value of the warrants each reporting period based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down.

As a result of the Destron Transaction, one half of these warrants were repurchased from the holder for an aggregate price of $0.1 million on August 12, 2011 and we issued payment in full for the remaining half of the warrants during October 2011 for approximately $0.1 million.

8. Stock Options and Restricted Stock

Stock Option Plans

We and our subsidiaries have stock-based employee plans which were outstanding as of September 30, 2011, and are more fully described in Note 10 to our consolidated financial statements in our Annual Report on Form 10-K, as amended on Form 10-K/A for the year ended December 31, 2010.

During the three-months ended September 30, 2011 and 2010, we recorded approximately $24 thousand and $0.1 million, respectively, in compensation expense related to stock options granted to our employees.  During the nine-months ended September 30, 2011 and 2010, we recorded approximately $65 thousand and $0.3 million, respectively, in compensation expense related to stock options granted to our employees.  We also recorded compensation expense associated with restricted stock grants as more fully discussed below.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock Option Activity

There were no stock options granted or exercised during the nine-months ended September 30, 2011 and 2010. A summary of our stock option activity as of September 30, 2011, and changes during the nine months then ended, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,674	$16.66
Granted	—	—
Exercised	—	—
Forfeited or expired	(131)	20.44
Outstanding at September 30, 2011	2,543	14.70	3.9 years	$—	*
Vested or expected to vest at September 30, 2011	2,543	14.70	3.9 years	—	*
Exercisable at September 30, 2011	2,367	15.72	3.6 years	—	*
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.20 per share at September 30, 2011.

At September 30, 2011, we had approximately 1.4 million shares available for future issuance under our plans. The total cash value of potential stock option exercises at September 30, 2011 was nil and would have a de minimus dilution impact to our stockholders’ ownership.

As of September 30, 2011, there was approximately $3 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 11 months. The total fair value of shares vested during the three-months ended September 30, 2011 and 2010 was approximately $0.1 million and $30 thousand.  The total fair value of shares vested during the nine-months ended September 30, 2011 and 2010 was approximately $0.2 million and $0.2 million, respectively.

A summary of the status of our nonvested stock options as of September 30, 2011 and changes during the nine-months ended September 30, 2011 is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	320	$1.15
Granted	—	—
Vested	(134)	1.62
Forfeited or expired	(10)	0.55
Nonvested at September 30, 2011	176	$0.83

As a result of the Destron Transaction, approximately 31 thousand of the unvested stock options at June 30, 2011 automatically vested on July 22, 2011.

Restricted Stock

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period, which is three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the grant date.  The value of the restricted stock is being amortized as compensation expense over the five-year vesting period.  If the Company elects to terminate employment or services as a director, the unvested portion of the restricted stock becomes fully vested.  During the three-months ended September 30, 2011 and 2010, we recorded compensation expense associated with the restricted stock of approximately $29 thousand and $0.1 million, respectively.  During the  nine-months ended September 30, 2011 and 2010, we recorded compensation expense associated with the restricted stock of approximately $67 thousand and $0.2 million, respectively. As of September 30, 2011, approximately 0.1 million shares of our restricted stock were unvested.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9. Income Taxes

We did not provide a provision for income taxes for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 as discussed below. The income tax provision for the nine month period ended September 30, 2010 relates to state income taxes.

Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards, and other deferred tax assets. At September 30, 2011, we had aggregate U.S. net operating loss carryforwards of approximately $200 million for income tax purposes that expire in various amounts from 2013 through 2030. At September 30, 2011, we also had approximately $3.0 million of foreign loss carryforwards related to Signature. As a result of the sale of Destron Fearing on July 22, 2011, we no longer have available Destron Fearing’s U.S. separate company net operating loss carryforwards of $70 million, and foreign operating loss carryforwards of approximately $10 million.   As of September 30, 2011, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable income. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the three and nine-months ended September 30, 2011 and 2010.

The amount of any benefit from our U.S. net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than fifty percent change in ownership under Internal Revenue Code (“IRC”) section 382 would place significant annual limitations on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during 2009, thus approximately $198 million of our U.S. net operating loss carryforwards is limited under IRC section 382.  As a result, we estimate that approximately $20 million of our U.S. net operating loss carryforwards will be available to offset future U. S. taxable income, with the remainder being available to offset certain built-in gains, with both amounts subject to expiration provisions. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. In general, we are no longer subject to U.S. federal, state or local income tax examinations for years before 2007 and U.K. tax examinations for years before 2006. At September 30, 2011, we had a liability for unrecognized tax benefits of $0.2 million primarily related to state income tax positions.

10. Discontinued Operations

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract.  We sold our ownership of Clifford & Snell during the three-months ended June 30, 2010 and our Control Products Group and Thermo Life during the three-months ended March 31, 2010. Destron manufactures radio frequency identification and visual tags primarily for livestock, fisheries and companion pets;  SARBE manufactures search and rescue beacons primarily for military applications; Clifford & Snell manufactures electronic alarm sounders that are used to provide audible and/or visual signals which alert personnel in hazardous areas, including the oil and petrochemical industry and in the fire and security market;  Control Products Group manufactures and distributes electronic relay switches for nuclear power applications; and Thermo Life was a development stage company with patented rights to a thin-film thermoelectric generator.

As a result of our board of directors’ decisions to sell, and the subsequent sales of, Destron, SARBE, Clifford & Snell, Control Products and Thermo Life, the financial condition, results of operations and cash flows of each of these businesses have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Sale of Destron Fearing

On May 6, 2011, we entered into a stock purchase agreement to sell all of the shares of Destron to Allflex for a gross sales price of $25.0 million in cash. On July 14, 2011, our stockholders approved the Destron Transaction and on July 22, 2011, pursuant to the terms of the purchase agreement, the Destron Transaction was completed. On the closing date, we received $13.5 million in cash from Allflex, which reflected Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our 16% Debentures and our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released is estimated to be approximately $13.3 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which we estimate to be $1.2 million and the redemption of our outstanding debentures and warrants for approximately $3.2 million.  The approximately $13.3 million of expected net proceeds includes $2.5 million that has been placed in escrow for 18 months to cover certain indemnifications and is net of $1.3 million that has been reserved to cover potential change of control payments, which are more fully discussed in the paragraph below.  We recorded a gain on the sale of Destron of approximately $5.9 million during the third quarter of 2011. Upon the receipt of the $2.5 million of funds held in escrow or a portion thereof, such proceeds will be recorded as additional gain on sale.

We are subject to indemnification, confidentiality, and three-year non-competition and non-solicitation provisions of the purchase agreement.  The agreement also required Joseph J. Grillo, our chief executive officer, to enter into a three-year non-competition agreement with Allflex.  Under the terms of Mr. Grillo’s existing employment agreement with us, if a change of control occurred and Mr. Grillo resigned within six months of the change of control and provided us a four-month notice of such resignation, Mr. Grillo is entitled to a change of control payment equal to one and a half times both his base salary and bonus, or approximately $1.0 million. The Destron Transaction represented a change of control as defined in the agreement.  In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $0.3 million, and make other changes to the terms of payment.  The additional one year base salary is payable on the earlier of the second anniversary of the closing date of the Destron Transaction or our winding down if, and only if, Mr. Grillo has not found employment by that time. In addition, if Mr. Grillo secures alternative employment during the third year after the closing of the Destron Transaction, he will be obligated to repay the amount earned during the third year up to the amount he received from us.  On September 30, 2011, Mr. Grillo notified us of his intention to resign effective January 31, 2012.  Included on the balance sheet at September 30, 2011 is Mr. Grillo’s deferred severance expense of approximately $1.4 million, which includes the severance payments due to Mr. Grillo under the terms of his employment agreement, as amended, compensation expense associated with his unvested restricted stock and stock options, payroll taxes and group medical expenses.  This deferred expense will be amortized over the next 120 days.

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

Contemporaneously with the closing of the SARBE business, we and McMurdo entered into a transition services agreement whereby Signature will provide, among other things, certain transition support services to McMurdo for up to nine months after the closing.  Under the agreement, Signature will also pay McMurdo for services, including the use of certain plant assets sold to McMurdo but that are still located in Signature’s Thamesmead facility and that were being used by Signature in the production of the PELS beacons. (The sale to McMurdo excluded the PELS contract with the MOD as more fully discussed below).  We anticipate receiving a net amount of approximately £0.1 million (approximately $0.2 million) under the terms of the transition services agreement.  As of September 30, 2011, we received net payments of approximately £0.1 million (approximately $0.2 million) pursuant to the agreement.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

In connection with the completion of the PELS contract, Signature entered into the MSA with Kannad SAS, a division of Orolia.  Under the terms of the MSA, Kannad will provide consulting and support services relating to the manufacture and delivery of the PELS beacons.  Signature will pay Kannad consulting fees consisting of twelve monthly installments of £25 thousand, for an aggregate of £0.3 million (approximately $0.5 million), and a success fee based on the collection of certain net cash proceeds from the PELS contract capped at £0.5 million (approximately $0.8 million). We recorded £75 thousand (approximately $0.1 million) for consulting and support services under the terms of the MSA during the three and nine-months ended September 30, 2011.

PELS Contract

We have included the PELS contract in discontinued operations because under the terms of the SARBE sale, we have sold all of our intellectual property and other rights to sell or produce any beacons except the PELS beacons.  In addition, we will not realize any profit on the PELS contract.  Previously, we had expected to realize insignificant profits/losses and positive cash flow from the completion of the contract. We believe we will realize future positive cash flow from PELS in part, due to future cash collections upon shipment of PELS inventory. However, as a result of modifications required by the MOD of which we were notified during the third quarter of 2011, and the decision during the third quarter, subject to MOD approval, to outsource the remaining manufacturing on the PELS contract, among other factors, we now expect, after deducting the estimated costs to complete the contract, including the outsourced manufacturing costs, estimated additional inventory purchases and the estimated MSA success fee and other costs, to realize a loss on the contract of approximately $2.8 million, including our current estimate of the 10-year warranty costs. We have recorded this estimated loss in the results of discontinued operations in the three and nine-months ended September 30, 2011 and in the current liabilities of discontinued operations at September 30, 2011. This estimated loss is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

During the past several months, we made a decision to outsource the manufacture of the PELS beacons.  In July, we entered into a “Master Manufacturing Agreement” with a U.K.-based manufacturing firm and in early November, we agreed upon the pricing term under that agreement.  While the MOD is still in the process of qualifying and approving the third-party manufacturing firm, management believes that they will be accepted by the MOD.  An update of the progress on the PELS contract is included in Item 2., Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Thamesmead Lease

During the three-months ended September 30, 2011, we made the decision to outsource the manufacturing of the PELS beacons, subject to approval by the MOD as discussed above.  As a result, on October 27, 2011, we notified the landlord of our factory/office facility in Thamesmead U.K. that we will be vacating the space on or before December 24, 2011. Neither Signature, nor Signature’s wholly-owned subsidiary, the lessee of the facility, nor the Company have guaranteed the lease. On September 20, 2011, we recorded our estimate of the liability associated with the lease termination based on the estimated net assets of the lessee.  The estimated amount is included in the results of discontinued operations for the three and nine-months ended September 30, 2011, and in the current liabilities of discontinued operations at September 30, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, was a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years.  The promissory note is collateralized, but subordinated, to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million), which is being amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. As of September 30, 2011, we have collected the scheduled monthly payments aggregating approximately $0.3 million on the note receivable and approximately $0.3 million is outstanding.  The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.  The sale of the Control Products Group did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Sale of Clifford & Snell

On April 30, 2010, we entered into a definitive agreement to sell the assets of Clifford & Snell for £2.3 million in cash (approximately $3.5 million) (“the Clifford & Snell Purchase Agreement”). The purchaser was R. Stahl Ltd., a subsidiary of R. Stahl AG, a public company based in Waldenburg, Germany (“R. Stahl”). R. Stahl develops, manufactures and markets explosion-protection products worldwide for industrial customers. The sale of Clifford & Snell did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments: £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R. Stahl purchased products from Signature. On April 30, 2010, we received approximately £1.2million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby factoring  line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which is to be held in escrow and paid out in two equal installments, net of any claims, on January 30, 2011 and October 31, 2011. On September 30, 2010, we received approximately £0.1m (approximately $0.2 million) of the second purchase price payment and on November 1, 2010, we received the remaining £0.1m (approximately $0.2 million). In February 2011, we received £0.1 million (approximately $0.2 million) of the first escrow payment. Both the Company and R. Stahl AG issued guarantees of subsidiary performance to the other. The Company’s guarantee will continue until all liabilities have been paid, discharged or satisfied in full.

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

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three and nine-months ended September 30, 2011 and 2010:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$864	$9,251	$16,534	$30,039
Cost of sales	1,272	6,937	11,571	19,470
Estimated loss on PELS contract	2,832	—	2,832	—
Gross profit	(3,240)	2,314	2,131	10,569

Selling, general and administrative expenses	3,108	2,522	8,322	7,955
Research and development expenses	64	257	500	766
Operating (loss) income	(6,412)	(465)	(6,691)	1,848

Interest and other income (expense), net	6	(360)	122	(272)
Interest expense	(179)	(240)	(489)	(816)
Gain on sale	5,948	112	5,706	1,131
Provision for income taxes	(2)	(8)	(33)	(21)
(Loss) income from discontinued operations	(639)	(961)	(1,385)	1,870
Loss (income) attributable to noncontrolling interest	282	13	281	(15)
Net (loss) income from discontinued operations attributable to Digital Angel Corporation	$(357)	$(948)	$(1,104)	$1,855

(Loss) income from discontinued operations per common share – basic and diluted	$(0.01)	$(0. 04)	$(0. 04)	$0. 07
Weighted average number of common shares outstanding – basic and diluted	30,009	28,215	29,871	27,366

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The net assets of discontinued operations as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Cash	$186	$650
Accounts receivable	626	5,021
Inventory	4,207	8,763
Prepaid and other assets	508	569
Total current assets	5,527	15,003
Fixed assets	209	5,138
Other assets	134	13,310
Total assets	$5,870	$33,451

Current portion of debt	$—	$3,602
Accounts payable, accrued expenses and other current liabilities	5,560	10,192
Total current liabilities	$5,560	$13,794
Long-term debt and other long-term liabilities	—	1,905

Net assets of discontinued operations	$310	$17,752

11. Comprehensive Loss

Comprehensive loss represents all non-owner changes in preferred stock, common stock and other stockholders’ equity and consists of the following:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(4,843)	$(2,474)	$(8,044)	$(5,360)
Other comprehensive income, net of tax:
Foreign currency translation adjustment reclassified to earnings	1,361	—	1,361	—
Other foreign currency translation adjustments	118	18	8	84
Total comprehensive loss	$(3,364)	$(2,456)	$(6,675)	$(5,276)

The other comprehensive income during the three and nine-months ended September 30, 2011 related primarily to accumulated foreign currency transaction adjustments associated with an intercompany loan between Signature and us.  In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments resulting from those transactions are included in equity in the accumulated other comprehensive income (loss). However, when intercompany transactions are deemed to be of short-term nature, such gains and losses are required to affect consolidated earnings. As a result of the current estimate of projected cash flows from the PELS contract as well as the potential sale of SigComm and the expectations for winding down the Signature business, we have determined that it is likely that the loans will be repaid within the next twelve to fifteen months and, accordingly, we have reclassified approximately $1.4 million of  foreign currency translation adjustment losses related to the intercompany loans between Signature and us from other comprehensive loss to other income (expense) in the statement of operations for the three and nine-months ended September 30, 2011.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The other comprehensive income during the three and nine-months ended September 30, 2010 related to the change in the foreign currency exchange rates of the British Pound, which is Signature’s functional currency, and the Danish Krone, which was Destron Fearing A/S’s functional currency.

The amount of foreign currency translation adjustments related to the noncontrolling interest during the three and nine-months ended September 30, 2011 and 2010, respectively, was nil.

12. Supplemental Cash Flow Information

In the nine-months ended September 30, 2011 and 2010, we had the following non-cash activities:

	Nine-Months Ended September 30,
	2011	2010
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock to settle accounts payable	$224	$362
Cash paid for:
Interest	$659	$84
Taxes	—	2

13. Restructuring Accrual

During the first half of 2010, we restructured our corporate group, which resulted in the elimination of our corporate structure and several management positions.  Restructuring activities were recorded in accordance with the Exit or Disposal Cost Obligation Topic and the Compensation — Nonretirement Postemployment Benefit Topic of the Codification. During the three and nine-months ended September 30, 2010 we recorded approximately $1.0 million and $1.2 million of severance expenses, respectively.

As of September 30, 2011, our restructuring accrual was as follows (in thousands):

	Severance	Contract Termination Costs	Total

Balance, January 1, 2011	$958	$10	$968

Payments	(782)	(10)	(792)

Balance, September 30, 2011	$176	$—	$176

We anticipate that the remaining severance accrual will be paid over the next eight months.

14. Commitments and Contingencies

GTC Earn Out

On January 14, 2008, we entered into an Agreement and Plan of Merger (“the GTC Agreement”) to acquire Geissler Technologies. Pursuant to the GTC Agreement, there was an earn out payment schedule based on cumulative gross margin over a three year period ending January 14, 2011. The ending calculation of cumulative gross margin, which has been accepted by all parties, resulted in no further earn out payments due under the GTC Agreement.

PELS Contract

As discussed in Note 10, we have obligations under the terms of Signature’s PELS contract with the MOD to supply radio beacons.  We have determined that we will incur a loss on the completion of the contract.  Included in the results of discontinued operations is approximately $2.8 million of estimated losses on the contract. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Lease Termination

As discussed in Note 10, on October 27, 2011, we notified the landlord that Signature will be vacating the U.K. facility in Thamesmead on or before December 24, 2011. Neither Signature, nor Signature’s wholly-owned subsidiary, the lessee of the facility, nor the Company have guaranteed the lease. On September 20, 2011, we recorded our estimate of the liability associated with the lease termination.  The estimated amount is included in the results of discontinued operations for the three and nine-months ended September 30, 2011, and in the current liabilities of discontinued operations at September 30, 2011. This estimated loss is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Destron Transaction Working Capital Adjustment and Claim of Recovery

Under the terms of the Destron Transaction, at closing, $1.2 million was placed in escrow to cover a purchase price working capital adjustment provision. (This is in addition to the $2.5 million placed in escrow for 18 months to cover certain indemnifications.) This $1.2 million placed in escrow was not included in our calculation and recording of gain on the Destron transaction. Allflex has delivered to us a consolidated balance sheet reflecting their calculation of the closing date net working capital of Destron.  Under the terms of the stock purchase agreement, we are required to pay Allflex the shortfall, if any, between Destron’s net working capital on July 22, 2011 and $1.0 million. Per their calculations, they are requesting that we pay to them, in addition to the $1.2 million placed in escrow at closing, $0.4 million based on their calculation of the working capital shortfall.  We are in the process of reviewing their calculation and based on our preliminary assessment, we do not believe that the net working capital adjustment exceeds the $1.2 million placed in escrow and, therefore, we do not believe that we will be required to pay Allflex amounts in excess of the escrowed amount.  Accordingly, we have not reduced the gain on the sale of Destron to reflect any additional payment that may result from this contingency.

By letter dated October 31, 2011, Allflex noticed a claim for recovery of certain alleged losses under the stock purchase agreement dated May 8, 2011 relating to Allflex’s purchase of Destron on July 22, 2011.  The unsubstantiated claim alleges that certain chip implants supplied to an overseas customer were defective.  The notice states that the initial loss estimate provided by the customer is $2.5 million to $3.0 million and that there may be additional alleged losses.  Given the very preliminary nature of this matter and the fact that we have been provided with no information regarding the August 19, 2011 customer notice or the underlying matter, no further assessment or information can be provided at this time.  We intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Additionally, we expect that insurance coverage for the product involved may cover most, if not all, of any alleged loss attributable to us and that the escrow account of $2.5 million which exists for claims under the stock purchase agreement would cover any shortfall in insurance coverage.

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

Previously, we operated in two business segments: Animal Identification and Emergency Identification. The Animal Identification segment was comprised of the operations of Destron Fearing Corporation (“Destron”), which we sold on July 22, 2011.  Our SARBE and SigComm businesses comprised divisions of Signature, which constituted the Emergency Identification segment. On June 15, 2011, we sold certain assets of our SARBE business.  The sale of these businesses is more fully discussed below and in the accompanying condensed consolidated financial statements in Notes 1 and 10. As a result of the sale of Destron and the SARBE business, their operations are presented in discontinued operations for all periods presented.

Destron Transaction

On May 6, 2011, we entered into a stock purchase agreement by and between us and Allflex USA, Inc., a Delaware corporation (“Allflex”), pursuant to which all of the outstanding capital stock of our wholly-owned subsidiary Destron was sold to Allflex (the “Destron Transaction”). The Destron Transaction was approved by our stockholders on July 14, 2011 and the sale was finalized on July 22, 2011, as more fully discussed in Notes 10 and 14 to the accompanying condensed consolidated financial statements.

SARBE Transaction

On June 15, 2011, we sold certain assets of our SARBE business. The sale excluded one contract, which is for the sale of Signature’s personal emergency location beacons (“PELS”) to the U.K. Ministry of Defence, or MOD.  Previously, we had expected to realize insignificant profits/losses and positive cash flow from the completion of the contract. While we believe we will realize future positive cash flow from the PELS contract in part, due to future collections upon shipment of PELS inventory, we expect to realize a loss on the contract of approximately $2.8 million, including our current estimate of the 10-year warranty costs. Accordingly, we have recorded this estimated loss in the result of discontinued operations in the three and nine-months ended September 30, 2011 and in the current liabilities of discontinued operations at September 30, 2011. This estimated loss is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods. The SARBE sale and the PELS contract are more fully discussed in Note 10 to the accompanying condensed consolidated financial statements.

During the past several months, we made a decision to outsource the manufacture of the PELS beacons.  In July, we entered into a “Master Manufacturing Agreement” with a U.K.-based manufacturing firm and in early November, we agreed upon the pricing term under that agreement.  While the MOD is still in the process of qualifying and approving the third-party manufacturing firm, we believe that they will be accepted by the MOD.  To date, we have successfully completed the PELS field trials and the next milestone is Production Readiness Review, or PRR, during which we expect the MOD to approve the production system at our manufacturing subcontractor. The manufacturing processes and procedures have already been approved at a preliminary PRR at the Signature factory. The definitive PRR will take place at the subcontractor's facility when a pilot batch has been completed and the manufacturing system is ready for full production.  PRR is a prerequisite for the final project milestone, which is the Final Design Review, or FDR, at which the MOD will sign off on the complete package of design, test and manufacturing documentation. Following this, the product can be released for field service and shipments to the MOD can commence.  We have to supply extensive documentation on the design and testing of the product for FDR and this is currently in process. Our subcontractor is expected to be ready for PRR in late November and we are anticipating that FDR will take place in the second week of December.  The PRR and FDR could be delayed further, as they have been several times in the past, if either the MOD or the Kannad/Signature team needs additional time to complete all of the required documentation and testing that are prerequisites to the process.

Thamesmead Lease

During the three-months ended September 30, 2011, we made the decision to outsource the manufacturing of the PELS beacons subject to approval by the MOD as discussed above.  By outsourcing the manufacturing, we will eliminate the significant overhead burden associated with leasing our Thamesmead facility and the support staff and facility and maintenance costs that would be required during 2012 if we stayed in the space.  On October 27, 2011, we notified the landlord that we will be vacating the facility on or before December 24, 2011. Neither Signature, nor Signature’s wholly-owned subsidiary, the lessee of the facility, nor the Company have guaranteed the lease. On September 20, 2011, we recorded our estimate of the liability associated with the lease termination.  The estimated amount is included in the results of discontinued operations for the three and nine-months ended September 30, 2011, and in the current liabilities of discontinued operations at September 30, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Repayment of Debt and Warrants Repurchases

In connection with and upon closing of the Destron Transaction, we repaid in full our $2.0 million senior secured Debentures and purchased the related outstanding Series A and B Warrants to acquire in the aggregate 8.0 million shares of our common stock.  In addition, we fully repaid the mortgage on Destron’s St. Paul facility, Destron’s revolving credit facility with TCI Business Capital, Inc. and Destron’s capitalized leases.  The remaining debt of Destron of approximately $1.7 million was assumed by Allflex. Also, the Destron Transaction represented a fundamental transaction under the terms of the Iroquois/Alpha Warrants to acquire approximately 1.5 million shares of our common stock, which gave the holders the right to cause the Company to repurchase the warrants and alternatively permitted the Company to repurchase the warrants at fair value.  Based upon the fair value of the warrants on the Destron Transaction closing date (the measurement date), we repurchased  one-half of the warrants for approximately $0.1 million on August 12, 2011 and issued payment in full of approximately $0.1 million for the remaining half in October 2011.  These debt repayments and warrant purchases are more fully discussed in Notes 7 and 10 to the accompanying condensed consolidated financial statements.

As of September 30, 2011, we had approximately $0.1 million of notes payable and we had approximately $0.2 million in advances outstanding under the terms of a U.K. invoice discounting agreement with Bibby Financial Services.

Critical Accounting Policies

Our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2010 contains further information regarding our critical accounting policies.

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

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2011	2010	2011	2010

Revenue	100%	100%	100%	100%
Cost of sales	60	64	58	58
Gross profit	40	36	42	42

Selling, general and administrative expenses	205	288	190	301
Restructuring, severance and separation expenses	─	─	─	55
Operating loss	(165)	(252)	(148)	(314)

Other (expense) income, net	(132)	13	33	(10)
Interest expense	(160)	(7)	(123)	(6)
Loss from continuing operations before income tax provision	(457)	(246)	(238)	(330)

Provision for income taxes	─	─	─	─
Loss from continuing operations	(457)	(246)	(238)	(330)

(Loss) income from discontinued operations	(69)	(157)	(50)	85
Net loss	(526)	(403)	(288)	(245)

Loss attributable to the noncontrolling interest, continuing operations	1	2	1	2
(Loss) income attributable to the noncontrolling interest, discontinued operations	30	2	10	(1)

Net loss attributable to Digital Angel Corporation	(495)%	(399)%	(277)%	(244)%

Results of Continuing Operations

Outlook and Trends

Going forward, we intend to focus on completing the PELS contract and operating our remaining SigComm business.  During this process, our board of directors is continuing to evaluate strategic alternatives for our remaining Signature business, including a possible sale, and for us as a whole. Investment bankers have been hired to help evaluate potential buyers for SigComm.  New revenue opportunities that could benefit shareholder value continue to be explored.  The investment firm that assisted in the strategic process resulting in the Destron Transaction continues to evaluate and to identify companies that might be interested in merging with us to capitalize on our public listing and existing stockholder base.

We expect sales and gross profits to remain relatively constant for the remainder of the year and we expect selling, general and administrative expenses to decrease.  We presently operate with two U.S.-based corporate employees, three outsourced, part-time consultants and three board members (previously we had five board members) in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as an Over-the-Counter Bulletin Board, or OTC Bulletin Board, publicly-traded company.  Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and the payment of common stock dividends.

Three-Months Ended September 30, 2011 Compared to Three-Months Ended September 30, 2010

Revenue

Our revenue was approximately $1.0 million and $0.6 million for the three-months ended September 30, 2011 and 2010, respectively.  The increase of approximately $0.4 million was primarily the result of an increase in revenue from our short-term radios for hire business.  We expect revenue to remain fairly consistent for the remainder of 2011.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.4 million and $0.2 million for the three-months ended September 30, 2011 and 2010, respectively.  Gross profit margin increased to 40% in the three-months ended September 30, 2011 as compared to 36% in the three-months ended September 30, 2010.  The increases were due to the increase in revenue and improved margins in the oil and gas markets in Aberdeen.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million and $1.8 million for the three-months ended September 30, 2011 and 2010, respectively, and were 205% and 288% of revenue for the same respective periods.  The $0.1 million increase in selling, general and administrative expenses was due primarily to increased insurance expense of approximately $0.3 million in the three-months ended September 30, 2011.  As a result of the sale of Destron, we purchased a six-year directors’ and officers’ tail policy.  Therefore, going forward, our insurance expense is expected to decrease.  Also increasing the expense for the three-months ended September 30, 2011 were $0.1 million of foreign currency translation adjustments related to our intercompany loan with Signature. Partially offsetting the increase in expense were decreases due to the reduction of personnel costs as we eliminated positions at both our corporate headquarters and at Signature during 2010.  The reductions at Signature were due to eliminating various accounting and administrative positions as a result of the sales of several business units during 2010. The reductions at corporate were due to the corporate downsizing we initiated during the first half of 2010. Selling, general and administrative expenses decreased as a percentage of revenue as a result of the increase in sales during the three-months ended September 30, 2011.  Selling, general and administrative expenses consisted of $1.0 million of expenses associated with Signature’s U.K. operations and $0.9 million of corporate related expenses for the three months ended September 30, 2011.  We expect our selling general and administrative expenses to decrease during the remainder of 2011.

Other (Expense) Income, Net

Other (expense) income was approximately ($1.2) million in the three-months ended September 30, 2011 compared to $78 thousand in the three-months ended September 30, 2010. The increase in expense in the three-months ended September 30, 2011 was due primarily to approximately $1.4 million of accumulated foreign currency adjustment losses associated with the intercompany loan between Signature and us.  Previously, these losses were included on the balance sheet in the equity section in other comprehensive loss.

Interest Expense

Interest expense was $1.5 million and $44 thousand for the three-months ended September 30, 2011 and 2010, respectively. The increase was primarily due to interest expense associated with the Debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $0.5 million of the expense in the three-months ended September 30, 2011 was due to the prepayment penalty as a result of the early redemption of the Debentures on July 22, 2011. The early redemption was as a result of the Destron Transaction.  Approximately $0.9 million of the expense related to the amortization in full of debt issue costs and debt discount associated with the Debentures.

Income Taxes

We did not have an income tax provision for the three-months ended September 30, 2011 and 2010.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of September 30, 2011, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable income. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the three-months ended September 30, 2011 and 2010. We expect that any taxable income resulting from the sales of Destron and the SARBE business will be offset by net operating loss carryforwards.

Loss from Continuing Operations

During the three-months ended September 30, 2011 and 2010, we reported a loss from continuing operations of approximately $4.2 million and $1.5 million, respectively. The increase in the loss for the three-months ended September 30, 2011 compared to September 30, 2010 relates primarily to the increase in other (expense) income of approximately ($1.1) million, which resulted primarily from the accumulated foreign currency losses, and increased interest expense of approximately $1.4 million associated primarily with the Debentures issued in February 2011 and redeemed on July 22, 2011.

Nine-Months Ended September 30, 2011 Compared to Nine-Months Ended September 30, 2010

Revenue

Our revenue was approximately $2.8 million and $2.2 million for the nine-months ended September 30, 2011 and 2010, respectively.  The increase of approximately $0.6 million was the result of an increase in revenue from our short-term radios for hire business.  We expect revenue to remain fairly consistent for the remainder of 2011.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $1.2 million and $0.9 million for the nine-months ended September 30, 2011 and 2010, respectively.  The increase was due to the increase in sales. Gross profit margin stayed constant at 42% for both the nine-months ended September 30, 2011 and 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.3 million and $6.6 million for the nine-months ended September 30, 2011 and 2010, respectively, and were 190% and 301% of revenue for the same respective periods.  The $1.3 million decrease in selling, general and administrative expenses was due primarily to the reduction of personnel costs as we eliminated positions at both our corporate headquarters and at Signature during 2010.  The reductions at Signature were due to eliminating various accounting and administrative positions as a result of the sale of several business units during 2010. The reductions at corporate were due to the restructuring we initiated during the first half of 2010. Selling, general and administrative expenses decreased as a percentage of revenue as a result of both the increase in sales during the nine-months ended September 30, 2011 and the lower headcount.  Selling, general and administrative expenses consisted of $3.1 million of expenses associated with Signature’s U.K. operations and $2.2 million of corporate related expenses for the nine-months ended September 30, 2011.

Severance and Separation Expenses

We incurred approximately $1.2 million of restructuring, severance and separation expenses during the nine-months ended September 30, 2010 related to the accrual of costs associated with corporate headcount reductions.

Other Income (Expense), Net

Other income (expense) was approximately $0.9 million in the nine-months ended September 30, 2011 compared to $(0.2) million in the nine-months ended September 30, 2010.  The $1.1 million increase in other income in the nine-months ended September 30, 2011, as compared to the nine-months ended September 30 2010, is primarily a result of the revaluation of warrants to fair value, which resulted in income of approximately $2.1 million in the nine-months ended September 30, 2011, and approximately $0.2 million of income associated with the reversal of liabilities for which the statute of limitations had expired and for which we no longer had a legal obligation to pay. Partially offsetting these amounts in the nine-months ended September 30, 2011 were accumulated foreign currency losses of approximately $1.4 million.

Interest Expense

Interest expense was $3.4 million and $0.1 million for the nine-months ended September 30, 2011 and 2010, respectively. The increase was primarily due to interest expense associated with Debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $2.5 million of the interest expense in the nine-months ended September 30, 2011 related to the value of the Series A and B warrants that we issued in connection with the Debentures, $0.5 million was due to the prepayment of the Debentures and approximately $0.2 million resulted from debt issue costs for the Debentures.

Income Taxes

We had an income tax provision of $2 thousand for the nine-months ended September 30, 2010 related to state income taxes.  We did not have an income tax provision for the nine-months ended September 30, 2011. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of September 30, 2011, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our recent losses and our current projections of future taxable income. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the nine-months ended September 30, 2011.   We expect that any taxable income resulting from the sales of Destron and the SARBE business will be offset by net operating loss carryforwards.

Loss from Continuing Operations

During the nine-months ended September 30, 2011 and 2010, we reported a loss from continuing operations of approximately $6.7 million and $7.2 million, respectively. The decrease in the loss for the nine-months ended September 30, 2011 compared to September 30, 2010 relates primarily to a decrease in selling, general and administrative expense as discussed above, $1.2 million of severance and separation expenses incurred in the nine-months ended September 30, 2010 that did not occur in the current period and an increase in other income (expense) of approximately $1.1 million primarily as a result of approximately $2.1 million of income from the revaluation of outstanding warrants to fair value.  These increases were partially offset by accumulated foreign currency losses of approximately $1.4 million and the increase in interest expense of $3.3 million in the nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash totaled $8.4 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively.  The increase in cash was a result of the sale of Destron on July 22, 2011 as more fully discussed in Note 10 to the accompanying financial statements.

Operating activities used cash of $8.9 million and provided cash of $0.3 million during the nine-months ended September 30, 2011 and 2010, respectively. During the nine-months ended September 30, 2011, cash was primarily used by losses and payments of accounts payable and accrued expenses.  During the nine-months ended September 30, 2010, cash was primarily provided by discontinued operations, which offset cash used by losses.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

●
Accounts and unbilled receivables, net of allowance for doubtful accounts, increased slightly by $0.1 million to $0.5 million at September 30, 2011, from $0.4 million at December 31, 2010. The increase in the three months ended September 30, 2011 was due to an increase in sales.  We anticipate our accounts receivable to remain at a similar level going forward.

●
Inventories were $0.1 million and $0.2 million, respectively, at September 30, 2011 and December 31, 2010. We expect our inventory levels to increase somewhat as we replenish and upgrade our stock of radios for hire.

●
Accounts payable decreased $0.4 million to $1.5 million at September 30, 2011, from $1.9 million at December 31, 2010. We anticipate our accounts payable levels to remain relatively constant for the remainder of 2011.

●
Accrued expenses decreased $0.9 million to $3.4 million at September 30, 2011 from $4.3 million at December 31, 2010, primarily due to payments for accrued bonuses, severance, director’s fees and other accrued liabilities made with a portion of the proceeds from the sale of Destron and the reversal of approximately $0.2 million of liabilities related to sold companies for which we no longer had a legal obligation to pay. The decrease was partially offset by approximately $1.4 million of accrued expenses associated with change in control payments related to the sale of Destron. We expect to pay $1.0 million of the change in control obligation in January 2012.  As a result of this payment and other severance related payments, we expect our accrued expenses to decrease going forward.

Investing activities provided cash of $22.0 million and $2.2 million during the nine-months ended September 30, 2011 and 2010, respectively. In the nine-months ended September 30, 2011 and 2010, cash was primarily provided by discontinued operations, collections on note receivable and in the nine-months ended September 30, 2011 the decrease in other assets.  The cash provided by discontinued operations in the nine-months ended September 30, 2011 was primarily from the sale of Destron and SARBE.  The cash provided by discontinued operations in the nine-months ended September 30, 2010 was primarily from the sale of Clifford and Snell.

Financing activities used cash of $5.0 million and $2.2 million during the nine-months ended September 30, 2011 and 2010, respectively. In the nine-months ended September 30, 2011, cash was used primarily by discontinued operations and to repurchase warrants. In the nine-months ended September 30, 2010, cash was primarily used by discontinued operations and payment of notes payable, partially offset by the issuance of stock.

As of September 30, 2011, we had working capital of approximately $5.8 million.  In addition, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex, which reflected the $25.0 million cash purchase price less Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our Debentures and our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released is approximately $13.3 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which we estimate to be $1.2 million and the redemption of our outstanding debentures and warrants for approximately $3.2 million.  The approximately $13.3 million of estimated net proceeds includes $2.5 million that has been placed in escrow for eighteen months to cover certain indemnifications and is net of $1.3 million that has been reserved to cover change in control payments.

Under the terms of the Destron Transaction, at closing, $1.2 million was placed in escrow to cover a purchase price working capital adjustment provision in the stock purchase agreement, which amount was not included in our calculation and recording of gain on the Destron Transaction.  Allflex has delivered to us a consolidated balance sheet reflecting their calculation of the closing date net working capital of Destron.  Under the terms of the agreement, we are required to pay Allflex the shortfall, if any, between Destron’s net working capital on July 22, 2011 and $1.0 million. Per their calculation, they are requesting that we pay to them, in addition to the $1.2 million placed in escrow at closing, $0.4 million based on their calculation of the working capital shortfall.  We are in the process of reviewing their calculation and based on our preliminary assessment, we do not believe that the net working capital adjustment exceeds the $1.2 million placed in escrow and, therefore, we do not believe that we are required to pay Allflex for amounts in excess of the escrowed amount.  Accordingly, we have not reduced our gain on the sale of Destron to reflect any adjustment that may result from this contingency.

By letter dated October 31, 2011, Allflex noticed a claim for recovery of certain alleged losses under the stock purchase agreement dated May 8, 2011 relating to Allflex’s purchase of Destron on July 22, 2011.  The unsubstantiated claim alleges that certain chip implants supplied to an overseas customer were defective.  The notice states that the initial loss estimate provided by the customer is $2.5 million to $3.0 million and that there may be additional alleged losses.  Given the very preliminary nature of this matter and the fact that we have been provided with no information regarding the August 19, 2011 customer notice or the underlying matter, no further assessment or information can be provided at this time.  We intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Additionally, we expect that insurance coverage for the product involved may cover most, if not all, of any alleged loss attributable to us and that the escrow of $2.5 million which exists for claims under the stock purchase agreement would cover any shortfall in insurance coverage.

We have used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding restructuring and severance related liabilities and may be required to use a portion to fund our estimated obligation under the Thamesmead lease.  We intend to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders.  We estimate that the initial, special cash dividend will be approximately $0.07 per share of our common stock and that it will be paid by the end of first quarter of 2012. The actual amount and timing may be lower and later than presently expected due to uncertainties regarding the timing and completion of the PELS contract and other working capital requirements over the next several months.

During the next twelve to fifteen months, we anticipate completing the PELS contract with the MOD for delivery of Signature’s SARBE™ beacon radios.  During this process, our board of directors will continue to evaluate strategic alternatives for the Signature business and for us as a whole. One alternative is to sell the remaining assets of our Signature business.  Based on current information, we presently expect these efforts, including the proceeds from the sale of our Signature business, along with receipt of the $2.5 million holdback from the sale of Destron Fearing, to net additional cash to us, which we currently expect will allow us to make additional distributions to our stockholders in dividends that could provide an additional $0.18 to $0.23 per share of Digital Angel common stock, after all outstanding liabilities and wind down costs are paid. We presently estimate the additional dividends to be made during 2012 and the early 2013 timeframe.  The actual amount and timing of the additional dividends may be lower and later than presently expected due to: (i)  completing of the PELS contract; (ii) , the uncertainty regarding product liability claims made by Allflex; (iii) the final amount of the Destron Transaction working capital adjustment; (iv) uncertainties as to the ultimate amount of claims, liabilities and operational expenses associated with the winding down our business;  and (v) the potential pursuit other strategic alternatives that may be presented to us.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and  we had a mortgage loan on Destron’s South St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we satisfied the majority of our notes payable and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending September 30, 2012.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•
uncertainty in the time and amount of any initial, special cash dividend with a portion of the proceeds from the Destron Transaction and the timing and amount and likelihood of the payment of additional special cash dividends;

•
our ability to complete the PELS contract, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements;

•	our expectation of the cash flows we will generate from the PELS contract and our current estimate of the losses we will incur;
•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
•	our ability to realize the funds held in escrow from the sales of Destron, SARBE and other Signature businesses;
•	our ability to successfully sell our remaining Signature business if we decide to do so;

•	our operational strategies including, without limitation, our ability to deploy our products and services;
•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	uncertainties relating to customer plans and commitments;

•	our future profitability and liquidity;

•	our ability to enforce our patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	worldwide political stability and economic growth;

•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;

•	regulatory, competitive or other economic influences;

•	our ability to successfully mitigate the risks associated with foreign operations;

•	our ability to fund our operations;

•	our reliance on third-party dealers to successfully market and sell our products;

•	our expectation that we will not suffer costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

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

The information in this quarterly report is as of September 30, 2011, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2011. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our third fiscal quarter of 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)

Date:	November 14, 2011	By:	s/ Lorraine M. Breece
			Name:	Lorraine M. Breece
			Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Indemnification Agreement between Digital Angel Corporation and Patricia M. Petersen dated July 22, 2011 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.2
Indemnification Agreement between Digital Angel Corporation and Joseph J. Grillo dated July 22, 2011 (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.3	Letter Agreement between Lorraine Breece and Digital Angel Corporation (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2011.)
10.4	Master Manufacturing Agreement between Signature Industries Ltd. and Custom Interconnect Ltd. dated July 11, 2011*
31.1	Certification by Joseph J. Grillo, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

___________