Form 10-K
period 2011-12-31
DIGITAL ANGEL CORP
filed 2012-03-29
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 000-26020

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 State Street, Suite 214,
New London, Connecticut 06320
(Address of principal executive offices, including zip code)

(651) 900-0776
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $6.0 million, computed by reference to the price at which the stock was last sold on that date of $0.21 per share as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 20, 2012
Common Stock, $.01 par value per share	29,874,685 shares

DIGITAL ANGEL CORPORATION
TABLE OF CONTENTS

Item	Description	Page

	PART I

1.	Business	3
1A.	Risk Factors	5
2.	Properties	10
3.	Legal Proceedings	10
4.	Mine Safety Disclosures	10

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
8.	Financial Statements	18
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	18
9A	Controls and Procedures	18

	PART III

10	Directors, Executive Officers and Corporate Governance	19
11	Executive Compensation	21
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13	Certain Relationships and Related Transactions, and Director Independence	26
14	Principal Accountant Fees and Services	26

	PART IV

15.	Exhibits and Financial Statements	28
	Signatures	29

PART 1

ITEM 1. BUSINESS

Unless the context otherwise provides, when we refer to the “Company,” “we,” “Digital Angel,” or “us,” we are referring to Digital Angel Corporation and its majority-owned subsidiaries.

Overview

As of December 31, 2011, our business operations consisted primarily of our 98.5% owned subsidiary, Signature Industries Limited (“Signature”). Currently we operate in one business segment, which we refer to as Signature Communications, or SigComm.  SigComm is a distributor of two-way communications equipment in the U.K.  Products offered range from conventional radio systems used by the majority of SigComm’s customers, for example, for safety and security uses and construction and manufacturing site monitoring, to trunked radio systems for large scale users, such as local authorities and public utilities.

Previously, we operated in two business segments: Animal Identification and Emergency Identification.  The Animal Identification segment was comprised of the operations of Destron Fearing Corporation (“Destron”), which we sold on July 22, 2011.  Our SARBE and SigComm businesses comprised divisions of Signature which constituted the Emergency Identification segment.  On June 15, 2011, we sold the assets of our SARBE business, with the exclusion of one contract.  The sale of these businesses is more fully discussed below under the heading Discontinued Operations.

Discontinued Operations

During the years ended December 31, 2011 and 2010, we sold several businesses. On July 22, 2011, all of the outstanding capital stock of our then wholly-owned subsidiary, Destron, was sold to Allflex USA, Inc., a Delaware corporation (“Allflex”). This sale represented the sale of a major portion of our assets.  On June 15, 2011, we sold certain assets of our SARBE business, excluding one contract, which is for the sale of Signature’s personal emergency location beacons (“PELS”) with the U.K. Ministry of Defence, or MOD.  During the first half of 2010, we sold our Clifford and Snell business unit (“Clifford & Snell”) and our Control Products business unit (“Control Products Group”), both of which were divisions of Signature.  In addition, in January 2010, we sold our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”). Our decision to sell the Destron business was made as a result of the need for cash to remain in business as we had existing indebtedness and other outstanding obligations that were due or becoming due.  The decisions to sell the SARBE business and the businesses that were sold in 2010 were made as part of management’s strategy to streamline operations. Accordingly, operations of these sold businesses, as well as the PELS contract, through the earlier of their dates of sale or December 31, 2011 are presented in discontinued operations for all periods presented in this Annual Report. Discontinued operations are more fully discussed in Note 8 to our consolidated financial statements.

PELS contract

We have obligations under the terms of Signature’s PELS contract with the MOD to supply radio beacons.  We have determined that we will incur a loss on the completion of the contract and this estimate is subject to change, and any increases or decreases will be reflected in the results of our discontinued operations in future periods.  The PELS contract has been delayed several times in the past, and may be further delayed as more fully discussed under Item 1A., “Risk Factors.”  We expect to begin delivery of the units in the third quarter of 2012.

Internet Website

Our internet website address is www.digitalangel.com. Our segment’s internet website address is: www.signatureindustries.com. The information on these websites is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Effective April 20, 2007, we became a Delaware corporation. We initially incorporated in the state of Missouri on May 11, 1993. Our principal executive offices are located at 300 State Street, Suite 214, New London, Connecticut (651-900-0776).

Industry Overview

Our principal operations provide a comprehensive range of two-way radio communication solutions to organizations throughout the U.K., and we believe that we are one of the largest distributors of two-way communication equipment in the U.K. Our product range includes conventional radio for uses such as safety, security, construction and manufacturing to trunked radio systems for large scale users, such as local authorities and public utilities.

Business radio (“BR”) communications are used across a variety of industries and applications.  In simple terms, they consist of two-way radios that employees carry with them, enabling them to easily and quickly communicate with colleagues.  In 2011, the worldwide BR market is forecast to reach $16 billion by the year 2017.  Mobile radios provide a critical communications capability for many industries, governmental organizations and the military.  In these organizations, BR communications are the primary and most desirable method used to communicate effectively and economically.

Key market drivers for the BR market include:

●	Technological progress (digital convergence): Innovations such as the transition from analogue to digital radios have revitalized the industry and offer future potential for increasing revenues;
●
Health and safety regulations: Radios enable employers to avoid and control the risks of working in a hazardous environment, and therefore meet their obligations relating to health, safety and welfare regulations;

●	Security: The increasing demand for tailor made security solutions in all segments from retail to oil rigs means that radio is ideally placed to offer effective and secure communication solutions;
●	Mission critical communications and disaster recovery: During disaster recovery, radio is essential to locate workers, coordinate disaster handling and manage operations to their normal levels;
●
Recession: The recent recession in the U.K. has increased the demand for the rental and hire of tailored solutions as businesses seek to reduce capital expenditures and seek cost effective solutions; and

●	Concerts/Public events: High profile public events raise awareness as to the communications systems that are available and therefore lead to further inquiries.

Principal Products and Services

The key products and services provided by SigComm are:

●
Conventional and Trunked Business Radio Systems:  Conventional systems are usually used by small businesses to provide reliable communication and compliance with health and safety legislation.  Trunked systems are upgrades to a conventional system and allow for private conversations and a larger number of users or greater geographical area coverage;

●	Intrinsically Safe Radio Equipment: This special equipment is required by the petrochemical and pharmaceutical industries and other hazardous environments;
●	License Free Radio Equipment: This is used by smaller organizations with less stringent requirements;
●	Project Management and System Design: This involves site surveys, designing systems and project managing the installation of systems;
●	Hire of Business Radios: This includes rental of business radios of all kinds, for use in small and large, temporary and permanent systems; and
●	Other Services: These include technical support, repairs, troubleshooting and system design and reconfiguration.

Growth Strategy

With the migration of the market from analog radios to the use of digital radios, we believe we are ideally placed to capitalize on this market trend as we are approved suppliers of digital radios and with on-site engineers. Our approved suppliers are discussed below under the section "Manufacturing; Supply Arrangements." We can deliver a digital solution to clients, whether in the sale or rental market.  We currently operate our business in Scotland, which presents a significant opportunity for growth as we can leverage our preferred supplier agreements and reputation to develop the business in England and Wales.  Additionally, we can offer a number of complimentary products and services.

Management anticipates that the current economic environment will have a variable impact on the market for BR equipment.  It is expected that some market segments will have to cut back purchases of new and replacement equipment.  However, many of the needs for communication are independent of economic activity.  Customers facing cash constraints that would have purchased BRs may well have to rent radios instead and we are well positioned to service and expand in this segment.  The oil, gas and petrochemical industries have needs for communication with operational and safety staff that are driven by infrastructure in place rather than by current volumes, so there is an expectation that this market will remain relatively consistent during the recession.

These factors combined with growing government legislation on providing duty of care relating to the health and safety of all employees, particularly the lone worker, which is increasing due to the economic climate, we believe increases the potential requirement for radio communications.  The recession, and the potential increase in crime which often follows, highlights the need for organizations to protect their personnel and improve security.  Also, digital convergence should continue to offer replacement and interoperability opportunities for BR.

Sales and Distribution

We believe that our SigComm business is one of the largest distributors of two-way communication equipment in the U.K.  The sales department offers a comprehensive range of products to meet requirements and we act as an authorized partner, dealer and distributor for all major two-way communication manufacturers.

We specialize in digital solutions and have our own team of digital engineers that provides tailored solutions to clients.  We also offer a range of additional contracts for customers who require a more comprehensive service arrangement.  Our service department has fully trained and accredited engineers with many years of experience in the communications and electronics industries.  In addition to the sale and rental of products and solutions, we provide after sales service and support through our technical team that has project management expertise.

Competition

The business radio market in Scotland and elsewhere is extremely fragmented, with a large number of very small resellers active in the market.  The majority of SigComm’s competitors are small private companies, many of which are owned by a single individual.  All of our main competitors present somewhat different profiles with regard to specialization in particular market segments and the products and services offered.  However, most resellers have limited technical skills and limited training staff.  SigComm, as a Motorola Ltd. partner and systems solution provider, is differentiated from most competitors in this regard.

Manufacturing; Supply Arrangements

The BR equipment sold and used by us is supplied by a number of leading radio providers, including Motorola Ltd., and is programmed at SigComm’s premises by skilled engineers.  We have preferred supplier arrangements with four of the key communication suppliers in the global market: Motorola, Kenwood, Tait Communications and Hytera. 3M U.K. and Talking Headsets are also key suppliers.  We have a written supply agreement with Motorola and verbal agreements with our other suppliers.  There are no termination provisions or minimum purchase requirements in our agreements, although under certain agreements we can obtain a discount if we purchase above certain specified quantities.  SigComm is not affected by raw material availability as its inventory consists of finished goods.

Government Regulation

The manufacture and distribution of our BR products are subject to compliance with applicable regulatory requirements in both the country of manufacture and in those countries where these products are sold, including compliance with the U.K.-based OfCom.  We must comply with local, national, and international laws and regulations in the countries in which we do business, including environmental, technical, communications, and other laws and regulations governing the manufacture of our products, their technical specifications, their labeling and communications protocols, user manuals, and recordkeeping and testing.  Maintaining compliance relies on us purchasing an annual license to supply and hire radio equipment onto the U.K. spectrum. The spectrum is policed by OfCom engineers; therefore, all equipment supplied and installed by SigComm must meet the license terms and conditions laid down by OfCom.  Failure to do so could result in a revocation of our license to supply and hire equipment or worse we could be prosecuted. We believe that we are in substantial compliance with all OfCom and other governmental requirements applicable to our BR products and systems.

Intellectual Property

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

Seasonality

No significant portion of our business is considered to be seasonal.

Employees

At March 20, 2012, we employed approximately 36 employees, of which 33 are full-time. We believe we have positive relationships with our employees.

Geographic Areas

Our primary operations and sales are in the U.K.

For a discussion of risks associated with our foreign operations, please see Item 1A. Risk Factors.

Dependence on One or a Few Major Customers

No single customer represented 10% or more of our consolidated revenue from continuing operations for 2011.

ITEM 1A. RISK FACTORS

We have a history of operating losses and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

We incurred a consolidated loss from continuing operations of $8.6 million and $7.7 million for the years ended December 31, 2011 and 2010, respectively. Our consolidated operating activities used cash of $10.7 million during the year ended December 31, 2011. As of December 31, 2011, we had an accumulated deficit of approximately $587 million. There is no assurance that our operating activities will be able to fund our cash requirements in the future, which could ultimately result in our inability to continue operations as a going concern.

Historical losses and maturity of debt have raised concerns about our ability to continue operations at the current level.

Our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, and proceeds from the issuance of debt, among others. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms especially if we continue to incur losses.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and  we had a mortgage loan on Destron’s South St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we satisfied the majority of our notes payable and at December 31, 2011, our notes payable and advances from factors totaled approximately $0.1 million.  Although we anticipate incurring losses in 2012, we believe that we have sufficient funds to operate our business and meet our commitments and obligations over the next twelve months ending December 31, 2012. However, if circumstances were to change and projected cash flows were not realized, it could affect our ability to operate as a going concern.

Continuing delays in the completion of the PELS contract, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements, would have a negative impact on our projected cash flows and funds available for any dividend distribution.

During the last half of 2011, we made a decision to outsource the manufacture of the PELS beacons.  In July 2011, we entered into a “Master Manufacturing Agreement” with a U.K.-based manufacturing firm and in November and December, we agreed upon the pricing term under that agreement.  The manufacturer has completed a pilot batch of beacons and is now completing a pilot batch of antennas. The MOD has visited the factory and verbally expressed satisfaction with the manufacturing line. Certain formalities remain before the MOD will formally qualify and approve the third-party manufacturing firm.  We believe that they will be accepted by the MOD.  To date, we have successfully completed the PELS field trials and the next milestone is Production Readiness Review, or PRR, during which we expect the MOD to approve the production system at our manufacturing subcontractor. The definitive PRR will take place at the subcontractor's facility when all final pilot batches have been completed and the manufacturing system is ready for full production.  PRR is a prerequisite for the final project milestone, which is the Final Design Review, or FDR, at which the MOD will sign off on the complete package of design, test and manufacturing documentation. Following this, the product can be released for field service and shipments to the MOD can commence.  We have to supply extensive documentation on the design and testing of the product for FDR and this is currently in process. Our subcontractor is expected to be ready for PRR in April, 2012 and we are anticipating that FDR will take place in May 2012. We had to redesign part of the beacon’s antenna system, due to a defect discovered in the original design.  This design change has been completed and tested positively internally, but has yet to be approved by the MOD and there is a risk this process will delay the anticipated PRR and FDR dates.  We have also been working through issues related to satellite connections, which again, we believe we have resolved satisfactorily but the MOD is still in process of review.  The PRR and FDR could be delayed further, as they have been several times in the past, if either the MOD or the Signature team needs additional time to complete all of the required documentation and testing that are prerequisites to the process.  See risk factor below concerning the MOD’s right to cancel the contract.

Changes to the estimated loss on the PELS contract with the MOD could harm our financial condition and could negatively affect our cash flows and the cash available for any cash dividend distribution.

We have determined that we will incur a loss of approximately $3.7 million on the completion of the PELS contract with the MOD to supply radio beacons, which we have included in the results of discontinued operations for the year ended December 31, 2011.  This estimate is subject to future events and circumstances and change and any increases or decreases will be reflected in our results of discontinued operations in future periods.  Increases in the loss would have a negative impact on our financial condition, results of operations and cash flows.

The MOD has the right to cancel the contract for the delivery of the PELS beacons, which if cancelled would harm our financial condition, results of discontinued operations and cash flows and may result in our inability to continue operations as a going concern.

We have experienced several delays under the terms of the contract with the MOD for the delivery of our PELS beacons due primarily to design and technological issues, and the MOD has responded to these delays with notices that we are in technical default of the contract’s delivery terms.  Under its terms and as a result of the delays, the MOD has the right to cancel the contract at any time.  Should the MOD cancel the contract, it would result in negative changes to projected cash flows and could subject us to potentially significant contract termination penalties, which would harm our financial condition, results of discontinued operations and cash flow.  Any of these results could result in our inability to continue operations as a going concern.

Our foreign operations pose additional risks.

We operate our businesses and market our products internationally in the U.K. During the years ended December 31, 2011 and 2010, all of our sales were to U.K.-based companies. Our foreign operations are subject to the risks described herein, as well as risks related to compliance with foreign laws and other economic or political uncertainties. International sales are subject to risks related to general economic conditions, currency exchange rate fluctuations, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws and foreign corrupt practices act, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could have an adverse effect on our financial results.

Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results.

During both the years ended December 31, 2011 and 2010, all of our revenue from continuing operations and a portion of our expenses were transacted in British pounds. During both the years ended December 31, 2011 and 2010, we incurred approximately $0.1 million of other comprehensive (loss) income due to fluctuations in foreign currency exchange rates.  In addition, our intercompany loans to Signature are denominated in British pounds, which resulted in foreign currency translation  losses during the year ended December 31, 2011 of approximately $0.2 million and an accumulated foreign currency adjustment loss of approximately $1.4 million.  Going forward fluctuations between the British pound and the United States (“U.S.”) dollar could have an adverse effect on our financial results.

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

Certain events over which you will have no control could result in the issuance of additional shares of our common stock or other securities, which could dilute the value of shares of our common stock. We may issue additional shares of common stock:

•	to raise additional capital;
•	upon the exercise of outstanding options and/or additional options and warrants issued in the future;
•	in connection with severance agreements;
•	in connection with loans or other capital raising transactions; and
•	in connection with acquisitions of other businesses or assets.

Each of these transactions would result in further dilution.

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

We have witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit. In response to these developments, the U.S. and certain other foreign governments have taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any that these financial market events or these governmental actions might have on us and our business is uncertain and cannot be estimated at this time. If current economic conditions deteriorate or legislation or regulatory action adversely affects the U.S. or foreign economies, there could be an adverse impact on our access to capital and to our results of operations.

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2010 to March 20, 2012, the price per share of our common stock has ranged from a high of $0.76 to a low of $0.11. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

We are unable to compete with Destron’s business for three years ended July 21, 2014.

We have agreed that, for a period of three years after the closing of the Destron Transaction, which occurred on July 22, 2011, we will not:

•
engage in the business, or own any person that engages in the business, directly or indirectly, of developing, manufacturing or selling of radio frequency identification, or RFID, and visual identification tags, readers and related software for animals;

•	provide services related to the restricted business to any competitor;
•	become associated with any Destron competitor;
•	solicit, divert or take away any business related to the restricted business from a person who was during the last two years a customer or supplier of Destron Fearing; or
•	attempt to hire any person who served as an officer, employee, consultant or advisor of Destron during the year prior to the closing and who received compensation in excess of $50,000.

Our ability to realize the funds held in escrows or recognize the related gain from the sales of Destron and SARBE is uncertain.

By letter dated October 31, 2011, Allflex advised the Company that it intended to assert a claim for recovery of certain alleged losses under the escrow established under the stock purchase agreement dated May 8, 2011 relating to Allflex’s purchase of Destron on July 22, 2011.  On February 3, 2012, we received formal notice of claim from Allflex. The claim alleges that certain chip implants supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  Given the preliminary nature of this matter and the fact that we have been provided with very limited information regarding the underlying matter and how the situation has been handled or who is responsible for the allegedly defective products, no further assessment or information can be provided at this time.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties. Historically, we have never experienced the type of defect claimed.  Additionally, we expect that insurance coverage for the product involved may cover some or all of any alleged loss and that the escrow of $2.5 million which exists for claims under the stock purchase agreement would cover any shortfall in insurance coverage.  This $2.5 million escrow is included in long-term assets as a deferred gain at December 31, 2011, and income will be recognized only upon receipt, if any, of the escrow funds.

In addition, there is an escrow of £0.2 million (or approximately $0.3 million which is included in other current assets as of December 31, 2011) outstanding from the sale of our SARBE business to cover indemnifications.  The escrow period ends in June 2012.  We expect claims and negotiations to take place as to the ultimate disposition of these escrow funds within the framework contemplated by the purchase agreement and, therefore, the ultimate receipts of these funds and recognition of the gain is uncertain.

Our estimated loss on a lease termination is subject to change and any increase could negatively affect our financial condition, future results from discontinued operations and cash flows.

On or about December 24, 2011, Signature vacated its U.K. facility in Thamesmead.  Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease.  Neither Signature nor the Company guaranteed the lease.  We have accrued an estimate of the liability associated with the lease termination in the results of discontinued operations for the year ended December 31, 2011.  The estimated loss is subject to change.  Any increase in the loss could negatively impact our financial condition, future results from discontinued operations and cash flows.

Uncertainty exists as to the timing and amount of any initial, special cash dividend(s).

We used a portion of the net proceeds from the sale of Destron to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding severance related liabilities, to fund working capital and to fund obligations under the PELS contract.  In addition, we may be required to use a portion to fund our estimated obligation under the Thamesmead lease.  Additional amounts are also necessary during the first half of 2012 to fund costs associated with the PELS contract. We still hope to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders.  However, at this time, we are unable to determine the amount and timing of any such dividend distribution due to continuing uncertainties regarding the timing and completion of the PELS contract and other working capital requirements over the next several months.  It is possible that funds will not be available to pay any dividend.

During the next twelve to fifteen months, we anticipate completing the PELS contract with the MOD.  During this process, our board of directors will continue to evaluate strategic alternatives for the Signature business and for us as a whole. One alternative is to sell the remaining assets of our Signature business.  Based on current information, we presently expect these efforts, including the proceeds from the sale of our Signature business, along with receipt of some or all of the $2.5 million holdback from the sale of Destron Fearing, to net additional cash to us, which we currently hope will allow us to make distributions to our stockholders in dividends after all outstanding liabilities and wind down costs are paid. The amount and timing of any such distributions is highly uncertain and subject to future events and uncertainties due to: (i) the timing and cost to complete the PELS contract; (ii) , the uncertainty regarding product liability claims made by Allflex; (iii) uncertainty regarding the amount of proceeds, if any, from a sale of our Signature Communications business; (iv) uncertainties as to the ultimate amount of claims, liabilities and operational expenses associated with the winding down our business; (v) Delaware corporate law requirements; and (vi) the potential pursuit of other strategic alternatives that may be presented to us.

We may be unable to pay the initial, special cash dividend due to Delaware Law restrictions.

We may not be permitted to declare and pay any special cash dividend if we lack sufficient surplus or net profits for such fiscal year from which dividends may be declared and paid in compliance with Delaware General Corporation Law. It is possible that legal restrictions and our financial condition may prevent the payment of any special cash dividend.

We depend on a small team of senior management and key employees and consultants, and we may have difficulty attracting and retaining key personnel and consultants.

Our future success will depend in large part upon the continued services and performance of key senior management and other key personnel and consultants. If we lose the services of any key member, our overall operations could be materially and adversely affected. In addition, our future success will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, purchasing and customer service personnel when they are needed. Competition for qualified individuals to fill these positions is intense. We cannot ensure that we will be able to successfully attract, integrate or retain sufficiently qualified personnel and consultants when and if the need arises. Any failure to attract and retain the necessary technical, managerial, marketing, purchasing and customer service and other key personnel and consultants could have a material adverse effect on our financial condition and results of operations.

The loss of any key senior executive or key consultant could materially adversely affect our financial results. Our senior executives and key consultants, in many cases, have strong relationships with our customers, suppliers and lenders. Therefore, the loss of the services of such senior executives or key consultants or any general instability in the composition of our senior management could have a negative impact on our relationship with these customers and suppliers.

Management continues to review strategic alternatives to increase stockholder value, which may result in a further decrease in consolidated revenue and the overall size of our operations.

Management is focusing on various strategic alternatives, which include the possibility of selling our remaining Signature assets. If we are successful in further streamlining our business to focus our attention on a new business entity or industry, it could, at least in the short term, result in a further decrease in our revenue and the size of our operations. Such a decrease could negatively impact the price of our common stock.

Technological change could cause our products and technology to become obsolete or require the redesign of our products, which could have a material adverse effect on our businesses.

Technological changes within the radio communications industry may require us to expend substantial resources in an effort to develop new products and technology. We may not be able to anticipate or respond to technological changes in a timely manner, and our response may not result in successful product development and timely product introductions. If we are unable to anticipate or respond to technological changes, our businesses could be adversely affected.

We may be subject to costly product liability claims from the use of our products, which could damage our reputation, impair the marketability of our systems and force us to pay costs and damages that may not be covered by adequate insurance.

Manufacturing, marketing, selling, testing and operation of our products entail a risk of product liability. We could be subject to product liability claims in the event our products fail to perform as intended. Even unsuccessful claims against us could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and impairment in the marketability of our products. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of our insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would harm our business.

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

We rely on copyrights, trademarks, trade secret protections, know-how and contractual safeguards to protect our non-patented intellectual property.  Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements, the confidential information will not be disclosed, others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information, or that we can meaningfully protect our confidential information. Costly and time-consuming litigation could be necessary for enforcement and failure to maintain the confidentiality of our confidential information could adversely affect our business by causing us to lose a competitive advantage maintained through such confidential information.

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

The laws of some foreign countries do not protect intellectual property to as great an extent as do the laws of the U.S. Policing unauthorized use of the intellectual property utilized in our products and their components is difficult, and there is a risk that our means of protecting our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our products, which would likely reduce our sales in these countries. Furthermore, some of our patent rights may be limited in enforceability to the U.S., U.K., or certain other select countries, which may limit our intellectual property protection abroad.

Domestic and foreign government regulation and other factors could impair our ability to develop and sell our products in certain markets.

We are also subject to regulations by various governmental entities in the U.K. We cannot predict the extent to which we may be affected by further legislative and regulatory developments concerning our products and markets. We are required to obtain regulatory approval before marketing certain of our products. The regulatory process can be very time-consuming and costly, and there is no assurance that we will receive the regulatory approvals necessary to sell our products under development. Regulatory authorities also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any such regulatory action, including the failure to obtain such approval, could prevent us from selling, or materially impair our ability to sell, our products in certain markets and could negatively affect our business.

We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at anticipated prices.

On December 31, 2011, the book value of our inventory was $3.2 million, including approximately $3.1 million of discontinued operations inventory related to the PELS contract. Our inventory could decline in value as a result of technological obsolescence or a change in the product. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

During the course of our testing of our internal controls, we may identify, and have to disclose, material weaknesses or significant deficiencies in our internal controls that will have to be remediated. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, and entail substantial costs in order to modify our existing accounting systems, which take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price.

ITEM 2. PROPERTIES

At December 31, 2011, we were obligated under operating leases for approximately 8,248 square feet of office facilities, of which 8,068 square feet relate to our U.K. facilities, and 180 square feet is for our corporate office. On December 24, 2011, we vacated the leased U.K. manufacturing facility in Thamesmead as more fully discussed in Note 8 to our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time. We have accrued, to the extent practicable based on current facts and circumstances, our estimate of the probable costs for the resolution of these claims. Our estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 12 to our consolidated financial statements for a description of certain legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Bulletin Board under the symbol “DIGA.OB.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

	High	Low
2011
First Quarter	$0.52	$0.35
Second Quarter	0.49	0.17
Third Quarter	0.25	0.16
Fourth Quarter	0.22	0.11
2010
First Quarter	$0.75	$0.40
Second Quarter	0.76	0.46
Third Quarter	0.61	0.33
Fourth Quarter	0.50	0.31

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 20, 2012, the closing sale price of our common stock on the OTC Bulletin Board was $0.12 per share.

On October 5, 2010, our common stock began to trade under the symbol "DIGA.OB" on the OTC Bulletin Board. Previously, our common stock traded on The NASDAQ Capital Market.

Holders

According to the records of our transfer agent, as of March 20, 2012, there were approximately 1,417 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. As more fully discussed under Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Liquidity and Capital Resources,  we hope to use a portion of the net proceeds from the sale of Destron to fund a special cash dividend to our stockholders.  However, due to uncertainties surrounding the timing and cost to complete the PELS contract, the uncertainty regarding product liability claims made by Allflex in connection with the funds held in escrow from the sale of Destron, uncertainties regarding the amount of proceeds, if any, from the sale of our Signature Communications business, uncertainties as to the ultimate amount of claims, liabilities and operational expenses associated with the winding down of our business, and the potential pursuit of other strategic alternatives that may be presented to us, the actual amount and timing of the special cash dividend has not yet been determined and none has been declared.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2011, we did not grant any shares of restricted common stock or stock options for executive compensation.  As of December 31, 2011, the following shares of our common stock were authorized for issuance under our equity compensation plans:

	Equity Compensation Plan Information
Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,336,411	$14.51	1,472,894	(2)
Equity compensation plans not approved by security holders (3)	134,374	9.35	--
Total	2,470,785	14.23	1,472,894

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 6 to our consolidated financial statements.
(2)	Includes 36,455 shares available for future issuance under our 1999 Employees Stock Purchase Plan.
(3)
We have made grants outside of our equity plans and have outstanding options exercisable for shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities / Recent Purchases of Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our ability to pay dividends, our competitive position and the effects of competition and the projected growth of the industries in which we operate. This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products, and the assumptions underlying such estimates. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to fund our operations;
•	anticipated trends in our business and demographics;
•	the ability to hire and retain skilled personnel and consultants;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to enforce our patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;
•	worldwide political stability and economic growth;

•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;
•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our operational strategies including, without limitation, our ability to deploy our products and services;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•
uncertainty in the time and amount of any initial, special cash dividend with a portion of the proceeds from the sale of Destron and the timing and amount and likelihood of the payment of additional special cash dividends;

•
our ability to complete the PELS contract, which sales have been delayed significantly pending resolution of certain technological problems along with extended testing and customer certification requirements;

•	our expectation of the cash flows we will generate from the PELS contract and our current estimate of the losses we will incur;
•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
•	our ability to realize the funds held in escrow from the sales of Destron and SARBE;
•	our ability to successfully sell our remaining Signature business if we decide to do so and such opportunities are present;
•	the impact of foreign currency exchange rate fluctuations and additional risks of foreign operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	the impact of our inability to compete with Destron’s business for three years;
•	volatility in our stock price, including a significant decrease over the past few years; and
•
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 5 of this Annual Report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

Discontinued Operations

During the years ended December 31, 2011 and 2010, we sold several businesses. On July 22, 2011, all of the outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing Corporation, (“Destron”), was sold to Allflex USA, Inc., a Delaware corporation (“Allflex”). This sale represented the sale of a major portion of our assets.  On June 15, 2011, we sold certain assets of our SARBE business, excluding one contract, which is for the sale of Signature’s personal emergency location beacons (“PELS”) with the U.K. Ministry of Defence, or MOD.  During the first half of 2010, we sold our Clifford and Snell business unit (“Clifford & Snell”) and our Control Products business unit (“Control Products Group”), both of which were divisions of Signature.  In addition, in January 2010, we sold our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”). Our decision to sell the Destron business was made as a result of the need for cash to remain in business as we had existing indebtedness and other outstanding obligations that were due or becoming due.  The decisions to sell the SARBE business and the businesses that were sold in 2010 were made as part of management’s strategy to streamline operations. Accordingly, operations of these sold businesses, as well as the PELS contract, through the earlier of their dates of sale or December 31, 2011 are presented in discontinued operations for all periods presented in this Annual Report. Discontinued operations are more fully discussed in Note 8 to our consolidated financial statements.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our consolidated financial statements.

Business Overview

The table below sets forth data from our consolidated statements of operations for the past two fiscal years, expressed as a percentage of total revenues from continuing operations:

	2011	2010
Revenue	100.0%	100.0%
Cost of sales	58.4	55.4
Gross profit	41.6	44.6

Selling, general and administrative expenses	182.7	271.6
Severance and separation expenses	27.7	39.2
Total operating expenses	210.4	310.8

Operating loss	(168.8)	(266.2)

Interest and other income (expense), net	25.0	(1.4)
Interest expense	(93.8)	(5.9)

Loss from continuing operations before income tax benefit	(237.6)	(273.5)

Benefit from income taxes	3.0	21.6

Loss from continuing operations	(234.6)	(251.9)

(Loss) income from discontinued operations, net of income taxes	(47.5)	61.4

Net loss	(282.1)	(190.5)

Loss attributable to the noncontrolling interest, continuing operations	0.3	1.4
Loss (income) attributable to the noncontrolling interest, discontinued operations	1.8	(0.6)

Net loss attributable to Digital Angel Corporation	(280.0)%	(189.7)%

Our consolidated operating activities used cash of $10.7 million and provided cash of $0.2 million during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, our cash and cash equivalents totaled $6.3 million compared to $0.3 million as of December 31, 2010.  As of December 31, 2011, our stockholders’ equity was $4.0 million, as compared to $12.5 million as of December 31, 2010, and as of December 31, 2011, we had an accumulated deficit of $587.3 million. Our consolidated operating loss was approximately $8.6 million and $7.7 million for the years ending December 31, 2011 and 2010, respectively.

Our profitability and liquidity depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses, our ability to successfully complete existing contracts, develop and bring to market our new products and technologies and the protection of our intellectual property rights. We have established a management plan intended to guide us in achieving profitability in future periods. The major components of our plan are as follows:

•	To streamline our operations and improve our supply chain management;
•	To streamline and consolidate our corporate structure and minimize overhead costs;
•	To attempt to produce additional cash flow and revenue from our products;
•	To instill a pay for performance culture; and
•	To seek growth through strategic acquisitions or partnerships.

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

Principles of Consolidation

We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. Currently, we own a majority of our sole subsidiary. However, if in the future we were to own less than 50% but equal to or more than 20% of the voting interest of any investee, we will account for such investment under the equity method. All significant intercompany transactions and balances between or among us and our subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence and bad-debt reserves, assumptions used in Black-Scholes valuation models, and the determination of the cost to complete the PELS contract, among others.

Stock-Based Compensation

In accordance with the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification (“ASC” or “Codification”), stock-based awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Inventory Obsolescence

Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost (determined by the first-in, first-out method) or market, net of writedowns for obsolete or slow-moving inventory. The estimated market value of our inventory, including the inventory for the PELS contract reflected in discontinued operations, is based upon assumptions about future demand, usability and market conditions. If actual market conditions and or use of the inventory are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material adverse effect on our financial condition and results of operations.

Foreign Currencies & Foreign Currency Adjustment of Intercompany Loans

We operate a foreign subsidiary in the U.K., which uses its local currency as the functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments resulting from those transactions are included in equity in the accumulated other comprehensive income (loss). However, when intercompany transactions are deemed to be of a short-term nature, such gains and losses are required to affect consolidated earnings. As a result of the current estimate of projected cash flows from the PELS contract as well as the potential sale of SigComm, which would result in the winding down of the Signature business, we have determined that it is likely that a large portion of the loans will be repaid within the next twelve to fifteen months and, accordingly, we have reclassified approximately $1.4 million of  foreign currency translation adjustment losses related to the intercompany loans between Signature and us from other comprehensive loss to other income (expense) in the statement of operations for the year ended December 31, 2011.  In addition, during 2011, we have expensed approximately $0.2 million of foreign currency translation adjustments on intercompany transactions between us and Signature.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2011 and 2010, we had recorded a full valuation allowance against our U.S.  net deferred tax assets and as of December 31, 2011, we had recorded a full valuation against our U.K. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses carried forwards. The valuation allowances are based on our historical operating performance and estimates of taxable income in the U.S. and the period over which our deferred tax assets will be recoverable.

If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. Conversely, if we become profitable in the future or if we realize certain built-in-gains, we may reduce a significant portion of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results. As of December 31, 2011, we had an aggregate valuation allowance against our U.S. and U.K. net deferred tax assets of approximately $80.6 million and $2.3 million, respectively.

The amount of any benefit from our U.S. and U.K. tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset future taxable income. Based on our current cumulative three-year change in ownership, we exceeded the fifty percent threshold during the year ended December 31, 2009. As a result, approximately $189.9 million of the U.S. net operating loss carryforwards at December 31, 2011 is limited under IRC section 382. Certain transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. See Note 7 for further information concerning our income taxes.

Results of Operations from Continuing Operations

Outlook and Trends

Going forward, we intend to focus on completing the PELS contract and operating our remaining SigComm business.  During this process, our board of directors is continuing to evaluate strategic alternatives for our remaining Signature business, including a possible sale, and for us as a whole.  Investment bankers have been hired to help evaluate potential buyers for SigComm.  New revenue opportunities that could benefit shareholder value continue to be explored.  The investment firm that assisted in the strategic process resulting in the sale of Destron has been working with us to evaluate and to identify companies that might be interested in merging with us to capitalize on our public listing and existing stockholder base.

We expect 2012 sales and gross profits to be comparable with the 2011 results and we expect selling, general and administrative expenses to decrease in 2012.  We presently operate with one U.S.-based corporate employee, three outsourced, part-time consultants, one outsourced, full-time consultant and three board members (previously we had five board members) in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as an Over-the-Counter Bulletin Board, or OTC Bulletin Board, publicly-traded company.  Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and the payment of common stock dividends.

Revenue

Our revenue was approximately $3.7 million and $3.1 million for the years ended December 31, 2011 and 2010, respectively.  The increase of approximately $0.6 million was primarily the result of an increase in revenue from our sales of hand held radios.  We expect revenue to remain fairly consistent in 2012.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $1.5 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively.  The increase was due to the increase in sales. Gross profit margin decreased to 41.6% for 2011 compared to 44.6% for 2010 due primarily to lower margins on higher sales of hand held radios.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.7 million and $8.3 million for years ended December 31, 2011 and 2010, respectively, and were 183% and 272% of revenue for the same respective periods.  The $1.6 million decrease in selling, general and administrative expenses was due primarily to the reduction of personnel costs as we eliminated positions at both our corporate headquarters and at Signature during 2011 and 2010.  The reductions at Signature were due to eliminating various accounting and administrative positions as a result of the sale of several business units during 2011 and 2010. The reductions at corporate were due primarily to a restructuring we initiated during the first half of 2010 and a further reduction in headcount and board seats during 2011. Selling, general and administrative expenses decreased as a percentage of revenue primarily as a result of both the increase in sales during the year ended December 31, 2011 and the lower headcount.  Selling, general and administrative expenses consisted of $4.2 million and $5.0 million of expenses associated with Signature’s U.K. operations and $2.5 million and $3.3 million of corporate related expenses for the years ended December 31, 2011 and 2010, respectively.

Severance and Separation Expenses

We incurred approximately $1.0 million and $1.2 million of severance and separation expenses during the years ended December 31, 2011 and 2010, respectively. During 2011, the severance expense related primarily to severance expense associated with a change of control provision in our former CEO’s employment agreement, which was triggered by the sale of Destron. During 2010, the severance expense related to the accrual of costs associated with corporate headcount reductions.

Other Income (Expense), Net

Other income (expense) was approximately $0.9 million in the year ended December 31, 2011 compared to ($43) thousand in the year ended December 31, 2010.  The $0.9 million increase in other income in 2011, as compared to 2010, is primarily a result of the revaluation of warrants to fair value, which resulted in income of approximately $2.1 million in 2011, and approximately $0.2 million of income associated with the reversal of liabilities for which the statute of limitations had expired and for which we no longer had a legal obligation to pay. Partially offsetting these amounts in 2011 were accumulated foreign currency losses of approximately $1.4 million.

Interest Expense

Interest expense was $3.4 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $2.5 million of the interest expense in 2011 related to the value of the Series A and B warrants that we issued in connection with the debentures, $0.5 million was due to the prepayment of the debentures and approximately $0.2 million resulted from debt issue costs for the debentures.  We redeemed the debentures and repurchased the Series A and B warrants with a portion of the proceeds from the sale of Destron.

Income Taxes

We had an income tax benefit of $0.1 million for 2011 related to the changes in the estimate for uncertain tax positions, compared to a benefit of $0.7 million for 2010, which resulted from the carryback of net operating losses generated by our U.K. operations.  Differences in the effective income tax rates from the statutory federal income tax rate arise from the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2011, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our recurring losses and our current projections of future taxable loss.

Loss from Continuing Operations

During the years ended December 31, 2011 and 2010, we reported a loss from continuing operations of approximately $8.6 million and $7.7 million, respectively. The increase in the loss for 2011 compared to 2010 relates primarily to the increase in interest expense of $3.2 million in 2011, accumulated foreign currency losses of $1.4 million related to the translation of the intercompany balance with Signature, and a reduced tax benefit of $0.6 million.  These increases were partially offset by a $1.6 million decrease in selling, general and administrative expense in 2011 as discussed above, and approximately $2.1 million of income from the revaluation of outstanding warrants to fair value included in other income (expense) in 2011.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, cash totaled $6.3 million, an increase of $6 million, from $0.3 million at December 31, 2010.

Net cash used in operating activities totaled $10.7 million in 2011 and provided cash from operating activities of $0.2 million in 2010.  In 2011, cash was used primarily by the net loss, payments of accounts payable and accrued obligations and discontinued operations.  In 2010, cash provided by operating activities was primarily from discontinued operations offset partially by the net loss.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, were $0.4 million and $0.4 million, at December 31, 2011 and 2010, respectively.  We anticipate accounts receivable to remain at a similar level going forward.

•
Inventories decreased to $0.1 million at December 31, 2011, compared to $0.2 million at December 31, 2010. We expect our inventory levels to increase somewhat as we replenish and upgrade our stock of radios for hire.

•
Accounts payable decreased to $0.8 million at December 31, 2011 from $1.9 million at December 31, 2010, as we used a portion of the proceeds from the sale of Destron to pay outstanding accounts payable. We anticipate accounts payable to remain at a similar level to the December 31, 2011 balance going forward.

•
Accrued expenses decreased to $2.7 million at December 31, 2011, from $4.3 million at December 31, 2010, due to payments for accrued bonuses, severance, director’s fees and other accrued liabilities made with a portion of the proceeds from the sale of Destron and the reversal of approximately $0.2 million of liabilities related to sold companies for which we no longer had a legal obligation to pay. The decrease was partially offset by approximately $1.4 million of accrued expenses associated with change in control payments related to the sale of Destron. We paid $1.0 million of the change of control payment in February 2012.  As a result of this payment and other severance related payments, we expect our accrued expenses to decrease going forward.

We anticipate an additional outlay of up to approximately $1.5 million in the first half of 2012 for costs associated with the PELS contract.  Overall, we expect to realize positive cash flow from the contract during 2012 based on our current estimate that shipments will commence in the third quarter of 2012.

Investing activities provided cash of $22.2 million and $2.6 million in 2011 and 2010, respectively. In 2011 and 2010, cash was primarily provided by discontinued operations.  The cash provided by discontinued operations in 2011 was primarily from the sales of Destron and SARBE.  The cash provided by discontinued operations in 2010 was primarily from the sale of Clifford and Snell.

Financing activities used cash of $5.4 million and $3.1 million during 2011 and 2010, respectively.  In 2011, cash was used primarily by discontinued operations and to repurchase warrants. In 2010, cash was primarily used by discontinued operations and payment of debt, partially offset by the issuance of stock.

Financing Agreements

As of December 31, 2011, our notes payable was $40 thousand, primarily related to the financing of insurance premiums.  As of March 20, 2012, we had fully repaid our notes payable.  In addition, at December 31, 2011 and currently, Signature had an invoice discounting factoring agreement which is described below.

Signature’s Invoice Discounting Factoring Agreement

In 2009, Signature entered into an invoice discounting factoring agreement (the “Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”), which replaced a similar arrangement with the Royal Bank of Scotland. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, certain of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby lends 80% of the receivables from the U.K. and 70% of receivables from the rest of the world, not to exceed a balance of £0.5 million (approximately $0.8 million at December 31, 2011). Bibby repays Signature the remainder of the receivable upon collection.

Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature is required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable and 0.3% for each receivable from the rest of the world. If the total of the yearly fee is less than £30,000, Signature is required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (5% at December 31, 2011). Discounting charges of approximately $20 thousand and $41 thousand are included in interest expense for the years ended December 31, 2011 and 2010, respectively. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date. As of December 31, 2011, we had approximately £25 thousand outstanding (approximately $39 thousand) and approximately £51 thousand available (approximately $79 thousand) for borrowing under the Bibby Invoice Discounting Agreement.

Liquidity

As of December 31, 2011, we had working capital of approximately $4 million.  In addition, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex as follows:

	(in millions)
Purchase Price	$25.0
Less:
Repayment or assumption of debt	(4.8)
Repayment of debentures & Series A/B warrants	(3.0)
Indemnification escrow	(2.5	)(a)
Working capital adjustment escrow	(1.2	)(b)
Cash receipts at closing date	$13.5

The final net proceeds that we expect to realize from the Destron Transaction after all related payments are made and if the estimated escrow funds are released is approximately $13.3 million:

(in millions)
Cash receipts at closing date	$13.5
Less:
Payment of transaction costs	(1.2)
Change of control payments	(1.3)
Redemption of Iroquois/Alpha warrants	(0.2)
Expected indemnification escrow proceeds	2.5 (a)
Expected net proceeds	$13.3

(a) This amount was placed in escrow for eighteen months to cover certain indemnifications.  See the discussion below regarding the claim made by Allflex against the $2.5 million held in escrow.

(b) Under the terms of the Destron Transaction, at closing, $1.2 million was placed in escrow to cover a purchase price working capital adjustment provision in the stock purchase agreement. Both parties completed their analysis in January 2012, and agreed that Allflex was entitled to receive the $1.2 million (plus accrued interest) held in escrow in complete and full satisfaction of the post-closing adjustments. This amount was distributed to Allflex in January 2012.

By letter dated October 31, 2011, Allflex advised the Company that it intended to assert a claim for recovery of certain alleged losses under the escrow established under the stock purchase agreement dated May 8, 2011 relating to Allflex’s purchase of Destron on July 22, 2011.  On February 3, 2012, we received formal notice of claim from Allflex. The claim alleges that certain chip implants supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  Given the preliminary nature of this matter and the fact that we have been provided with very limited information regarding the underlying matter and how the situation has been handled or who is responsible for the allegedly defective products, no further assessment or information can be provided at this time.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties. Historically, we have never experienced the type of defect claimed.  Additionally, we expect that insurance coverage for the product involved may cover some or all, of any alleged loss and that the escrow of $2.5 million which exists for claims under the stock purchase agreement would cover any shortfall in insurance coverage.  This $2.5 million escrow is included in long-term assets as a deferred gain at December 31, 2011, and will be recognized upon receipt, if any, of the escrow funds.

We used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding severance related liabilities, to fund working capital and to fund obligations under the PELS contract.  In addition, we may be required to use a portion to fund our estimated obligation under a lease related to Signature’s former U.K. manufacturing facility in Thamesmead.  Additional amounts are also necessary during the first half of 2012 to fund costs associated with the PELS contract.  We still hope to use a portion of the net proceeds to fund an initial, special cash dividend to our stockholders.  However, at this time, we are unable to determine the amount and timing of any such dividend distribution due to continuing uncertainties regarding the timing and completion of the PELS contract and other working capital requirements over the next several months.  It is possible that funds will not be available to pay any dividend.

During the next twelve to fifteen months, we anticipate completing the PELS contract with the MOD.  During this process, our board of directors will continue to evaluate strategic alternatives for the Signature business and for us as a whole. One alternative is to sell the remaining assets of our Signature business.  Based on current information, we presently expect these efforts, including the proceeds from the sale of our Signature business, along with receipt of some or all of the $2.5 million holdback from the sale of Destron Fearing, to net additional cash to us, which we currently hope will allow us to make distributions to our stockholders in dividends after all outstanding liabilities and wind down costs are paid. The amount and timing of any such ditributions is highly uncertain and subject to future events and uncertainties due to: (i) the timing of and cost to complete the PELS contract; (ii) the uncertainty regarding product liability claims made by Allflex; (iii) uncertainty regarding the amount of proceeds, if any, from a sale of our Signature Communications business; (iv) uncertainties as to the ultimate amount of claims, liabilities and operational expenses associated with the winding down our business; (v) Delaware corporate law requirements; and (vi) the potential pursuit of other strategic alternatives that may be presented to us.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and  we had a mortgage loan on Destron’s South St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we repaid a significant portion of our notes payable and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending December 31, 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2011.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of three directors, two of whom (Mr. Penni and Mr. Rawan) were elected in 2008 and will serve until the next meeting of stockholders.  Our board of directors was structured to be divided into three classes, and a class is generally elected to serve for a three-year term or until the directors' successors are duly elected and qualified.  Thus, it has been our historical practice (since 1998) to elect approximately one-third of the members of the board of directors annually.  However, with the recent downsizing of our board of directors, we have only three sitting members at the present time and they are not divided equally into three classes. Directors may be removed only for cause. Any director appointed by our board of directors to fill a vacancy on the board serves the balance of the unexpired term of the class of directors in which the vacancy occurred.

Our current board members are as follows:

Current Directors	Age	Positions	Board Member Since
Joseph J. Grillo	54	Non-Independent Board Member	January 2008
Daniel E. Penni	64	Non-Independent Board Member (Chair), Audit & Governance Committee, Compensation Committee (Chair) and Nominating Committee, President and Interim Chief Executive Officer	March 1995
Dennis G. Rawan	68	Independent Board Member, Audit & Governance Committee (Chair) and Nominating Committee	December 2002

Daniel E. Penni and Dennis G. Rawan were most recently elected as directors in 2008 and Mr. Grillo was most recently elected in 2010.  Each director was elected to serve for a term of 3 years or until such time as his successor is elected and qualified. Biographical and other information concerning our directors is set forth below.

Joseph J. Grillo: Mr. Grillo, age 54, an RFID industry veteran, served as our chief executive officer, president and director from January 2, 2008 to January 31. 2012.  Mr. Grillo currently serves as a member of our board of directors and as an advisor to our board. From December 2003 until joining us, Mr. Grillo served as the president and chief executive officer of the Global Technologies Division of Assa Abloy, AB, a publicly-held global manufacturer in the security and lock industry (“Assa Abloy”). From January of 2002 until December of 2003, Mr. Grillo served as the president and chief executive officer of the Identification Technology Group Division of Assa Abloy, where he formed and was responsible for the sales growth of the Identification Technology business unit. He earned a bachelor of science in finance from the University of Connecticut, School of Business. Mr. Grillo was selected to serve as a director on our board because of his general business experience, his experience and knowledge gained from acting as our chief executive officer, his proven expertise in the radio frequency identification industry and his experience with company turnarounds.

Daniel E. Penni: Mr. Penni, age 64, was elected to be our president and interim chief executive officer effective January 31, 2012.  He has served as a director since March 1995 and as chairman of our board since July 3, 2007. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co. (NYSE:AJG), an insurance brokerage and risk management services firm, where he served in several positions, including his final position as area executive vice president. He has worked in various sales and administrative roles in the insurance business since 1969. He also served on the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston from 1989 through June 2006 and served as the chair of finance, the corporate treasurer and the chair of the audit committee at various times during his service period. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College. Mr. Penni was a member of the board of directors of VeriChip Corporation, n/k/a Positive ID Corporation (which was a former subsidiary of ours) from June 2004 until January 2008. Mr. Penni was selected to serve as a director on our board because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

Dennis G. Rawan: Mr. Rawan, age 68, has served as a director since December 10, 2002. Mr. Rawan was chief financial officer of Expo International, Inc. (“Expo”) from 1996 until his retirement in 2001. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant, or CPA, providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Prior to starting his CPA practice, Mr. Rawan spent several years in public accounting with the then Touche Ross and Company and subsequently in the building materials industry with Evans Products’ Retail Group.  Mr. Rawan earned a bachelor of science degree and a master of business administration degree from Northeastern University. Mr. Rawan was selected to serve as a director on our board because of his past experience as an executive officer, his financial expertise as a CPA, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

EXECUTIVE OFFICERS

As of the date of this report, each of the persons below currently serves as one of our executive officers:

Name	Age	Position
Daniel E. Penni	64	President and Interim Chief Executive Officer
Lorraine M. Breece	59	Chief Financial Officer

To our knowledge, there are no family relationships between any of our directors and executive officers.

The following is a summary of the background and business experience of our executive officer other than Mr. Penni (whose background and business experience is described in connection with his status as a director):

Lorraine M. Breece: Ms. Breece was appointed our chief financial officer on August 1, 2011. Ms. Breece had worked as a consultant from July 2010 until July 2011, including performing consulting services for the Company. Prior to that time, she served as the Company’s Chief Financial Officer from March 2008 to June 2010, as acting Chief Financial Officer since March 2007, and in various finance related roles with the Company, including Chief Accounting Officer, since April 2000. Prior to joining the Company, from 1991 to 1999, Ms. Breece served as director of finance and chief accounting officer of Nabi BioPharmaceuticals (NASDAQ:NABI). From 1984 to 1990, she served as corporate controller for Levitt Corporation. Ms. Breece began her career as an auditor with PricewaterhouseCoopers LLP. She earned a bachelor of business administration in Accounting from Florida Atlantic University and is a licensed CPA (inactive) in Florida.

CORPORATE GOVERNANCE

We have a standing Audit and Governance Committee, Compensation Committee and Nominating Committee of our board of directors.  Each have a written charter approved by our Board.

Audit and Governance Committee

Our board of directors established an audit and governance committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit and governance committee is comprised of two members of the board of directors: Messrs. Rawan and Penni. Mr. Rawan is independent as defined in Exchange Act Rule 10A-3. Although Mr. Penni does not receive compensation for his role as president and interim CEO, we have determined that he is no longer independent under these standards.  Our board of directors has determined that we have one audit committee financial expert as defined in the applicable SEC rules: Mr. Rawan, who serves as the chairman of the committee. The committee (i) recommends for approval by our board of directors an independent registered public accounting firm to audit our consolidated financial statements for the fiscal year in which they are appointed, and (ii) monitors the effectiveness of the audit effort, the internal and financial accounting organization and controls and financial reporting. The duties of the committee are also to oversee and evaluate the independent registered public accounting firm, to meet with the independent registered public accounting firm to review the scope and results of the audit, to approve non-audit services provided to us by our independent certified public accountants, and to consider various accounting and auditing matters related to our system of internal controls, financial management practices and other matters. The audit and governance committee has been assigned the functions of monitoring the integrity of our financial statements, monitoring the independence, qualifications and performance of our independent auditors and overseeing our systems of internal controls.

Code of Conduct and Corporate Ethics General Policy Statement

Our board of directors has approved, and we have adopted, a Code of Conduct and Corporate Ethics General Policy Statement, or the Code of Conduct, which applies to all of our directors, officers and employees. Our board of directors has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers (the “Code for SFO”) which applies to our president and chief executive officer, chief financial officer and other senior officers as deemed appropriate. The Code of Conduct and the Code for SFO are available, without charge, upon written request to Digital Angel Corporation, Attention: Patricia Petersen, Secretary, 300 State Street, Suite 214, New London, CT 06320. The audit and governance committee of our board of directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit and governance committee must approve any waivers of the Code of Conduct, and our board of directors must approve any waivers of the Code for SFO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and to furnish copies of all such reports to us. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2010 and 2011 by:

●	each person who served as our chief executive officer in 2011;
●	each person who served as our chief financial officer in 2011; and
●	each person who served as our chief operating officer in 2011.

 We had no other executive officers in 2011.  We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation(1)	All Other Compensation		Total

Joseph J. Grillo(2)	2011	$337,500	$—		$—	$—	$—	$51,346	(6)	$388,846
Former Chief Executive Officer	2010	337,500	200,000	(12)		—	97,891	9,896	(7)	645,287
and President
Jason G. Prescott(3)	2011	$80,769	$25,000	(13)	$—	$—	$—	$—		$105,769
Former Chief Financial Officer	2010	140,000	—				82,497	—		222,497
Lorraine M. Breece(4)	2011	$56,538	$—		$—	$—	$—	$1,284	(8)	$57,822
Chief Financial Officer	2010	94,500	—		—	—	—	326,597	(9)	421,097
Parke H. Hess(5)	2011	$77,538	$25,000	(14)	$—	$—	$—	$15,230	(10)	$117,768
Former Chief Operating Officer	2010	180,000	100,000	(15)	—	—	21,600	327,528	(11)	629,128

(1)
The amounts shown in this column were paid under the terms of incentive and recognition policies for fiscal years 2010, which were entered into with each of our named executive officers for the achievement of specified performance objectives. We did not have an incentive and recognition plan for 2011.

(2)
As a result of Mr. Grillo’s resignation on January 31, 2012 related to the change of control provisions in his employment agreement, which were triggered by the sale of Destron on July 22, 2011, we have accrued approximately $1.4 million of severance/change of control payments due to Mr. Grillo under the terms of his employment agreement, as amended, which included compensation relating to vesting of unvested restricted stock and stock options, payroll taxes and group medical expenses. See further discussion under section titled “Executive Employment Arrangements with Former Named Executive Officers.”

(3)	On June 30, 2010, we appointed Mr. Prescott as our chief financial officer. Mr. Prescott served as our chief financial officer until July 31, 2011.
(4)	Ms. Breece was hired in April 2000 and served as our chief financial officer during the six months ended June 30, 2010. She was rehired as our chief financial officer on August 1, 2011.

(5)	Mr. Hess was appointed as our chief operating officer in March 2008 and served as our chief operating officer until May 31, 2011.
(6)
Amount represents $9,074 for Mr. Grillo’s cellular telephone and internet services paid for during 2011, $1,214 for Mr. Grillo’s club dues during 2011 and $41,058 for accrued vacation hours paid to Mr. Grillo in 2011.

(7)	Amount represents $8,792 for Mr. Grillo’s cellular telephone and internet services paid for during 2010, as well as $1,104 for Mr. Grillo’s club dues during 2010.
(8)
Amount represents $1,284 for Ms. Breece’s cellular telephone and internet services paid for during 2011.  We also paid Ms. Breece $13,370 for consulting services during 2011, which are not reflected in the compensation table above as she was paid for those services as an independent contractor.

(9)
Amount represents $2,389 for Ms. Breece’s cellular telephone and internet services paid for during 2010, $21,808 for accrued vacation hours paid in 2010 and $302,400 for amounts accrued in 2010 due to Ms. Breece under the terms of her severance agreement. See Note (4) above.

(10)	Amount represents $4,992 for Mr. Hess’s cellular telephone and internet services paid for during 2011, as well as $10,238 for accrued vacation hours paid to Mr. Hess in 2011.
(11)
Amount represents $8,374 for Mr. Hess’s cellular telephone and internet services paid for during 2010, $31,154 for vacation hours paid to Mr. Hess in 2010 and $288,000 for amounts accrued in 2010 due to Mr. Hess under the terms of his severance provisions of his employment agreement.  During 2010, Mr. Hess was notified that his services would be terminated effective December 31, 2010.  Subsequently, the Company extended Mr. Hess’s employment through May 31, 2011. The Company began making the severance payments to Mr. Hess on June 1, 2011.

(12)	Amount represents a discretionary bonus award to Mr. Grillo in 2010 to recognize Mr. Grillo for the additional duties and responsibilities he has assumed.
(13)	Amount represents a discretionary bonus award to Mr. Prescott in 2010 to recognize Mr. Preston for additional duties and responsibilities he assumed in connection with the sale of Destron.
(14)
Amount represents a discretionary bonus award to Mr. Hess in 2011 to recognize Mr. Hess for additional duties and responsibilities he assumed in the completion of divestiture and investment transactions.

(15)
Amount represents a discretionary bonus award to Mr. Hess in 2010 to recognize Mr. Hess for the additional duties and responsibilities he assumed related to critical divestiture and investment transactions.

Our 2011 Incentive and Recognition Policies

We did not establish an incentive and recognition plan for our named executive officers for 2011.

Outstanding Equity Awards as of December 31, 2011

The following table provides information as of December 31, 2011 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Joseph J. Grillo
	68,750	—	—	$5.36	01/03/2018	—	—	—	—
	27,370	—	—	$5.04	01/30/2018	—	—	—	—
	31,250	—	—	$2.64	09/29/2018	—	—	—	—
	50,000	—	—	$0.52	12/12/2018	—	—	—	—
	87,171	43,585 (1)	—	$1.08	10/01/2019	—	—	—	—
	—	—	—	—	—	39,062 (2)	$5,078	—	—
Jason G. Prescott	5,250	—	—	$21.68	03/16/2014	—	—	—	—
	5,250	—	—	$29.04	02/25/2015	—	—	—	—
	4,375	—	—	$18.64	06/14/2016	—	—	—	—
	4,666	—	—	$0.52	12/12/2018	—	—	—	—
	14,463		—	$1.08	10/01/2019	—	—	—	—

Lorraine M. Breece
	1,128	—	—	$3.84	01/01/2012	—	—	—	—
	6,104	—	—	$20.24	07/29/2012	—	—	—	—
	6,250	—	—	$25.84	07/06/2013	—	—	—	—
	17,500	—	—	$8.88	08/15/2017	—	—	—	—
	437	—	—	$12.00	06/20/2018	—	—	—	—
	437	—	—	$25.60	06/20/2018	—	—	—	—
	625	—	—	$12.00	06/20/2018	—	—	—	—
	8,334	—	—	$0.52	12/12/2018	—	—	—	—
Parke H. Hess
	37,500	—	—	$5.44	03/23/2018	—	—	—	—
	25,000	—	—	$0.52	12/12/2018	—	—	—	—
	46,491		—	$1.08	10/01/2019	—	—	—	—

(1)
43,585 options vested on January 31, 2012 (As a result of Mr. Grillo’s resignation on January 31, 2012 related to the change of control provisions in his employment agreement, which were triggered by the sale of Destron on July 22, 2011, the vesting of these options was accelerated and they became fully vested on January 31, 2012).

(2)
39,062 restricted shares of our common stock vested on January 31, 2012. (As a result of Mr. Grillo’s resignation on January 31, 2012 related to the change of control provisions in his employment agreement, which were triggered by the sale of Destron on July 22, 2011, the vesting of these shares of restricted stock was accelerated and they became fully vested on January 31, 2012).

2011 Option Exercises and Stock Vested

None of our named executive officers exercised options during the year ended December 31, 2011.  On October 1, 2011, 39,062 shares of restricted stock vested for Mr. Grillo and 8,641 shares of restricted stock vested for Mr. Prescott as a result of the termination of his employment on that date.  On May 31, 2011, 27,777 shares of restricted stock vested for Mr. Hess as a result of the termination of his employment on that date.

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

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with certain of our former named executive officers that required us to make payments upon termination or a change in control of the Company. These arrangements are discussed below in the section “Executive Employment Arrangements with Former Named Executive Officers.”   By letter agreement, we are required to give Ms. Breece a ninety-day termination notice.

Executive Employment Arrangements with Current Named Executive Officers

We have not entered into any employment agreements, termination or change in control arrangements with our current named executive officers except as discussed above in the section “Potential Payments Upon Termination or Change in Control.”

Executive Employment Arrangements with Former Named Executive Officers

A discussion of formal employment agreements with two of our former named executive officers, Mr. Grillo and Mr. Hess, follows:

Joseph J. Grillo

In connection with Mr. Grillo’s appointment, we entered into an employment agreement with Mr. Grillo, (the “Grillo Employment Agreement”), effective as of January 1, 2008, which provided that Mr. Grillo receive a base salary of $375,000, (which was to be reviewed annually), and he was eligible to receive an annual bonus, subject to approval of our board of directors, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus was to be determined based upon his performance in the following areas with related metrics and goals to be approved by our board of directors at the beginning of each performance year: company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that our board of directors could establish. A non-equity incentive compensation plan was not provided to Mr. Grillo for fiscal year 2011. In 2009, Mr. Grillo elected to reduce his base salary by 10% to $337,500 which remained in effect for 2010 and 2011.

The Grillo Employment Agreement was not for a fixed period of time but provided that, if we terminated Mr. Grillo’s employment without cause or Mr. Grillo terminated his employment for good reason or Mr. Grillo terminated his employment within six months of a change in control, Mr. Grillo would receive a payment equal to the sum of one and a half times his base salary plus one and a half times his target bonus, or approximately $1.0 million. If Mr. Grillo’s termination was the result of a change of control, Mr. Grillo was required to provide us a four-month notice of such resignation.

A change of control was defined as any bona fide, third-party change of control as follows:

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

The Grillo Employment Agreement also contained non-compete and confidentiality provisions that are effective from the date of employment through 18 months from the date the Grillo Employment Agreement is terminated.

The Destron Transaction represented a change of control as defined in the agreement. In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement with Allflex in connection with the sale of Destron, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $0.3 million, and make other changes to the terms of payment. The additional one year base salary is payable on the earlier of the second anniversary of the closing date of the Destron Transaction or our winding down if, and only if, Mr. Grillo has not found employment by that time. In addition, if Mr. Grillo secures alternative employment during the third year after the closing of the Destron Transaction, he will be obligated to repay the amount earned during the third year up to the amount he received from us.

 On September 30, 2011, Mr. Grillo notified us of his intention to resign and on January 31, 2012 Mr. Grillo resigned.  We have accrued $1.4 million of severance/change of control payments due to Mr. Grillo under the terms of his employment agreement, as amended, which included compensation related to vesting of unvested restricted stock and stock option, payroll taxes and group medical expenses. This deferred expense was amortized over the four months ending January 31, 2012 and accordingly, we recorded $1.0 million of this expense during 2011.  In February 2012, the initial change of control payment of $1.0 million was placed in the Grillo Rabbi Trust and the funds will to be distributed to Mr. Grillo in August 2012.

Parke H. Hess

In connection with Mr. Hess’s appointment, we entered into an employment agreement with Mr. Hess, (the “Hess Employment Agreement”), effective as of March 24, 2008, which provided that Mr. Hess receive a base salary of $200,000, which was to be reviewed annually, less customary withholdings, and on the first date of his employment, a signing bonus in the amount of $50,000.  Under the Hess Employment Agreement, Mr. Hess was eligible to receive annual non-equity incentive compensation, subject to the approval of our board of directors, ranging from 0% to 120% of his base salary. A non-equity incentive compensation plan was not provided to Mr. Hess for fiscal year 2011. He received a discretionary bonus of $25,000 in 2011 for completing a critical divestiture and investment transaction for us.  In 2009, Mr. Hess elected to reduce his base salary by 10% to $180,000, which remained in effect through his termination date.

In June 2010, we notified Mr. Hess that his employment would be terminated effective December 31, 2010.  Accordingly, during 2010, we accrued $288,000 in severance payments due to Mr. Hess under the terms of his employment agreement.  Subsequently, the Company extended Mr. Hess’s employment through May 31, 2011. The Company began making the accrued severance payments to Mr. Hess on June 1, 2011.

2011 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel E. Penni(1)	$78,300	$—	$—	$—	$825(5)	—	$79,125
Dennis G. Rawan(2)	38,700	—	—	—	—	—	38,700
John R. Block(3)	24,300	—	—	—	—	—	24,300
Michael S. Zarriello(4)	35,100	—	—	—	—	—	35,100

(1)	As of December 31, 2011, Mr. Penni held options to purchase 82,112 shares of our common stock.
(2)	As of December 31, 2011, Mr. Rawan held options to purchase 53,437 shares of our common stock.
(3)	As of December 31, 2011, Mr. Block held options to purchase 146,875 shares of our common stock. Mr. Block was a director until September 30, 2011.
(4)	As of December 31, 2011, Mr. Zarriello held options to purchase 178,437 shares of our common stock. Mr. Zarriello was a director until September 30, 2011.
(5)	Amount represents payments for personal cellular telephone usage during 2011.

In 2011, the compensation committee of our board of directors determined that the annual compensation for outside directors was as follows: (i) $7,200 per quarter for board service, (ii) an additional $3,600 and $1,800 per quarter for service as the audit and governance committee chair and the compensation committee chair, respectively, (iii) an additional $900 and $900 per quarter for service as a member of the audit and governance committee and the compensation committee, respectively, and (iv) $17,550 per quarter for service as the chairman of our board of directors. Reasonable out of pocket travel expenses are reimbursed when incurred. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans. Mr. Penni who is currently acting as our interim president and chief executive officer is not participating in any of our other benefit plans, nor is he being compensated for serving as our president and interim chief executive officer.

None of our directors exercised options during the year ended December 31, 2011.  On January 25, 2011, 1,250 shares of restricted stock vested for Messrs. Penni, Rawan, Block and Zarriello respectively.  On October 1, 2011, 4,166, and 4,166 shares of restricted stock vested for Messrs. Penni and Rawan, respectively.  On October 1, 2011, and partially as result of the termination of board service, 10,833 and 10,833 shares of restricted stock vested for Messrs. Block and Zarriello, respectively.

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

The 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan are also designed to encourage ownership of our common stock by employees, directors and other individuals, and to promote and further our best interests by granting options and other stock awards. Under these plans, we may grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and us.

Stock Options Granted under the 1999 Employees Stock Purchase Plan.

The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (“Code”), provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for us on January 1, 2006, options granted under the plan may be compensatory. During 2010 and 2011, we did not grant any options under the plan.  See Note 6 to our consolidated financial statements for the outstanding stock option details.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 20, 2012 by:

(i)	each person known to us to beneficially own more than 5% of our common stock,
(ii)	each of the named executive officers (as disclosed in the summary compensation table),
(iii)	each of our directors, and
(iv)	all of the current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 20, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The calculation of the percentage of outstanding shares is based on 29,874,685 shares of our common stock outstanding on March 20, 2012, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued.

	Aggregate
	Number of Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares
Five Percent Stockholders:
None	—	—%
Executive Officers and Directors:
Joseph J. Grillo (2)	1,173,608	3.9%
Lorraine M. Breece(2)	40,081	*
Jason G. Prescott(3)	34,004	*
Parke H. Hess (2) (4)	167,598	*
Daniel E. Penni(2)	214,990	*
Dennis G. Rawan(2)	81,045	*
All current directors and executive officers as a group (4 persons)	1,509,724	5.0%

*	Represents less than 1% of the issued and outstanding shares of common stock of the Company.

(1)
This table includes presently exercisable stock options and options that are exercisable within sixty days of March 20, 2012, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Joseph J. Grillo — 308,126; Lorraine M. Breece— 39,687 shares; Jason G. Prescott — 34,004; Parke H. Hess — 108,991; Daniel E. Penni — 77,945; Dennis G. Rawan — 49,270; and all current directors and officers as a group — 475,028

(2)	All of these individuals share the same business address: 300 State Street, Suite 214, New London, CT 06320.
(3)	Mr. Prescott’s employment with the Company was terminated on August 1, 2011. His business address is 490 Villaume Avenue, South St. Paul, MN 55075
(4)	Mr. Hess’s employment with the Company was terminated on May 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2011, we did not grant any shares of restricted common stock or options for executive compensation. Shares of our common stock that were authorized for issuance under our equity compensation plans is presented on page 11 of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2011, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at years ended 2010 and 2011, and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Consulting Agreement with Joseph Grillo

Effective February 1, 2012, we entered into a twelve month consulting agreement with our director, Joseph Grillo.  Per the terms, Mr. Grillo receives $25,000 per month in consulting fees, reimbursement for his monthly COBRA premiums and reimbursement up to $25,000 in executive outplacement fees for Mr. Grillo. The consulting agreement may be (a) terminated by either party upon 90 days prior written notice, and (b) extended beyond the initial 12 month term upon written agreement.

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

Director Independence

Our board of directors and board committees are made up of directors that are both non-independent and independent.  The board of directors has determined that Mr. Rawan is independent under all applicable standards set forth by the SEC, including Exchange Act Rule 10A-3.  Additionally, with regard to his membership on the company’s audit committee, Mr. Rawan is the audit committee financial expert..  The board of directors has determined that Mr. Penni is non-independent, due to his recent appointment as president and interim chief executive officer of the company, notwithstanding the fact that Mr. Penni is not receiving any compensation for this role.  Mr. Grillo remains a non-independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

For the fiscal years ended December 31, 2011 and 2010, fees for services provided by our principal accountant were as follows:

	2011	2010

Audit Fees	$280,000	$341,000
Audit-Related Fees (review of registration statements and other SEC filings)	18,000	13,000
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$298,000	$354,000

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

Consistent with these policies and procedures, the audit and governance committee approved all of the services rendered by EisnerAmper LLP during fiscal years 2011 and 2010, as described above.

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

DIGITAL ANGEL CORPORATION
	By:	/s/ Daniel E. Penni
Date: March 29, 2012		Daniel E. Penni
President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel R. Penni	President, Interim Chief Executive Officer and	March 29, 2012
(Daniel E. Penni)	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Lorraine M. Breece	Chief Financial Officer	March 29, 2012
(Lorraine M. Breece)

/s/ Joseph J. Grillo	Director	March 29, 2012
(Joseph J. Grillo)

/s/ Dennis G. Rawan	Director	March 29, 2012
(Dennis G. Rawan)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Digital Angel Corporation

We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP

New York, New York
March 29, 2012

Digital Angel Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$6,302	$268
Accounts receivable assigned to factor, net of allowance for doubtful accounts of $56 in 2011 and $71 in 2010	434	358
Inventories	130	196
Other current assets	980	1,096
Current assets of discontinued operations	4,514	15,003
Total current assets	12,360	16,921

Property and equipment, net	195	100
Funds held in escrow from sale of business	2,500	—
Other assets, net	203	460
Other assets of discontinued operations, net	179	18,448
Total assets	$15,437	$35,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40	$192
Accounts payable	844	1,924
Advances from factors	39	121
Accrued expenses	2,723	4,281
Deferred gain on sale	439	584
Current liabilities of discontinued operations	4,422	13,794
Total current liabilities	8,507	20,896

Commitments and contingencies (Note 10)
Warrant liabilities	—	362
Deferred gain on sale	2,500	—
Other liabilities	419	258
Other liabilities of discontinued operations	—	1,905
Total liabilities	11,426	23,421

Stockholders’ equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($.01 par value; shares authorized 50,000; shares issued and outstanding, 29,875 and 29,273, respectively)	299	293
Additional paid-in-capital	591,287	590,945
Accumulated deficit	(587,275)	(577,021)
Accumulated other comprehensive loss - foreign currency translation	(183)	(1,674)
Total Digital Angel Corporation stockholders’ equity	4,128	12,543
Non-controlling interest	(117)	(35)
Total stockholders’ equity	4,011	12,508
Total liabilities and stockholders’ equity	$15,437	$35,929

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the years ended
	December 31,
	2011	2010

Revenue (including short-term equipment rentals of $1,109 and $1,095)	$3,663	$3,068

Cost of sales	2,139	1,701

Gross profit	1,524	1,367

Severance expense	1,016	1,201
Selling, general and administrative expenses	6,693	8,334
Total operating expenses	7,709	9,535

Operating loss	(6,185)	(8,168)

Other income (expense), net	917	(43)
Interest expense	(3,435)	(181)

Loss from continuing operations before income tax benefit	(8,703)	(8,392)

Benefit from income taxes	110	664

Loss from continuing operations	(8,593)	(7,728)

(Loss) income from discontinued operations, net of income taxes of $32 and $197	(1,741)	1,884

Net loss	(10,334)	(5,844)

Loss attributable to the noncontrolling interest, continuing operations	11	44
Loss (income) attributable to the noncontrolling interest, discontinued operations	69	(18)

Net loss attributable to Digital Angel Corporation	$(10,254)	$(5,818)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.29)	$(0.28)
Loss (income) from discontinued operations, net of noncontrolling interest	(0.05)	0.07
Net loss	$(0.34)	$(0.21)

Weighted average number of common shares outstanding — basic and diluted	29,872	27,794

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

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the Year Ended December 31, 2011
(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2010 (brought forward)	29,273	$293	$590,945	$(577,021)	$(1,674)	$(35)	$12,508

Net loss	—	—	—	(10,254)	—	(80)	(10,334)
Comprehensive loss:
Foreign currency translation adjustment reclassified to earnings	—	—	—	—	1,361		1,361
Other foreign currency translation adjustments					130	(2)	128
Total comprehensive loss				(10,254)	1,491	(82)	(8,845)

Issuance of common stock and cash for price protection under the terms of a legal settlement	197	2	(25)	—	—	—	(23)
Share-based compensation	512	5	381	—	—	—	386
Shares retired from treasury	(107)	(1)	1	—	—	—	—
Stock issuance costs	—	—	(15)	—	—	—	(15)

Balance, December 31, 2011	29,875	$299	$591,287	$(587,275)	$(183)	$(117)	$4,011

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,334)	$(5,844)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	1,741	(1,884)
Equity compensation and administrative expenses	156	524
Depreciation and amortization	85	58
Non-cash interest expense	2,538	112
Provision for inventory excess and obsolescence	(15)	(4)
Accumulated other comprehensive loss recognized in earnings	1,361	—
Change in fair value of warrant liability	(2,083)	(167)
Foreign currency translation losses	240	—
Net change in operating assets and liabilities	(2,892)	327
Net cash (used in) provided by discontinued operations	(1,518)	7,091
Net cash (used in) provided by operating activities	(10,721)	213

Cash flows from investing activities:
Collections of notes receivable	106	639
Payments for property and equipment	(184)	(18)
Decrease in other assets	160	214
Net cash provided by discontinued operations	22,071	1,804
Net cash provided by investing activities	22,153	2,639

Cash flows from financing activities:
Net amounts paid on notes payable	(277)	(55)
Net payments of long-term debt	—	(1,575)
Proceeds from sale of Debentures	2,000	—
Payment of Debentures	(2,000)	—
Repurchase of common stock warrants	(742)	—
Issuance of common shares	—	1,693
Financing costs	—	(165)
Sale of common shares under the Standby Equity Distribution Agreement	—	61
Stock issuance costs	(15)	(97)
Net cash used in discontinued operations	(4,361)	(2,976)
Net cash used in financing activities	(5,395)	(3,114)

Net increase (decrease) in cash	6,037	(262)
Effect of exchange rate changes on cash	(3)	(134)
Cash – Beginning of year	268	664
Cash – End of year	$6,302	$268

Supplemental disclosure of cash flow information:
Interest paid	$663	$98
Income taxes paid	—	2

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation
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

Previously, we operated in two business segments: Animal Identification and Emergency Identification. The Animal Identification segment was comprised of the operations of Destron Fearing Corporation (“Destron”), which we sold on July 22, 2011.  Our SARBE and SigComm businesses comprised divisions of Signature which constituted the Emergency Identification segment. On June 15, 2011, we sold the assets of our SARBE business, with the exclusion of one contract.  The sale of these businesses is more fully discussed below under the heading Discontinued Operations, as well as in Note 8.

Destron Transaction

On May 6, 2011, we entered into a stock purchase agreement by and between us and Allflex USA, Inc., a Delaware corporation (“Allflex”), pursuant to which all of the outstanding capital stock of our then wholly-owned subsidiary, Destron, was sold to Allflex (the “Destron Transaction”). The Destron Transaction was approved by our stockholders on July 14, 2011 and this sale of a major portion of our assets was finalized on July 22, 2011, as more fully discussed in Note 8.

SARBE Transaction

On June 15, 2011, we sold certain assets of our SARBE business. The sale excluded one contract, which is for the sale of Signature’s personal emergency location beacons (“PELS”) to the U.K. Ministry of Defence, or MOD.  The SARBE sale is more fully discussed in Note 8.

Repayment of Debt and Warrants Repurchases

In connection with and upon closing of the Destron Transaction on July 22, 2011, we were required to repay in full our $2.0 million, 16% senior collateralized debentures (the “Debentures”) and to repurchase the related outstanding warrants (“Series A Warrants” and “Series B Warrants”) to acquire in the aggregate 8.0 million shares of our common stock for $0.5 million.  In addition, we fully repaid the mortgage on Destron’s South St. Paul facility, Destron’s revolving credit facility with TCI Business Capital, Inc. and the outstanding indebtedness on certain capitalized leases.  The remaining debt of Destron of approximately $1.7 million was assumed by Allflex.

The Destron Transaction represented a fundamental transaction under the terms of warrants we had issued in connection with a February 2010 financing (the “Iroquois/Alpha Warrants”) to acquire approximately 1.5 million shares of our common stock, which gave the holders the right to cause us to repurchase the warrants and alternatively permitted us to repurchase the warrants at fair value.  Based upon the fair value of the warrants on the Destron Transaction closing date, the measurement date, we repurchased the one-half of the Iroquois/Alpha warrants for approximately $0.1 million on August 12, 2011 and issued payment in full of approximately $0.1 million for the remaining half in October 2011.

Discontinued Operations

In addition to the sales of Destron and our SARBE business discussed above, during the first half of 2010, we sold our Clifford and Snell business unit (“Clifford & Snell”) and our Control Products business unit (“Control Products Group”), both of which were divisions of Signature. In addition, in January 2010, we sold our wholly-owned subsidiary, Thermo Life Energy Corp. (“Thermo Life”).  Our decision to sell the Destron business was made as a result of the need for cash to remain in business as we had existing indebtedness and other outstanding obligations that were due or becoming due.  The decisions to sell the SARBE business and the businesses that were sold in 2010 were made as part of management’s strategy to streamline operations. Accordingly, the operations of these sold businesses, as well as the PELS contract, through the earlier of their dates of sale or December 31, 2011 are presented in discontinued operations for all periods presented.  Discontinued operations are more fully discussed in Note 8.

Liquidity

On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex, which reflected the $25.0 million sales price less Allflex’s repayment or assumption of Destron’s debt, the repayment in full of our Debentures and the purchase of our Series A and B Warrants and escrowed amounts.  The final net proceeds that we expect to receive from the Destron Transaction after all related payments are made and the escrow funds are released in January 2013 is approximately $13.3 million.  This estimate is net of the repayment or assumption by Allflex of Destron’s debt of approximately $4.8 million, payment of transaction related costs of approximately $1.2 million, a post-closing working capital escrow adjustment, which was $1.2 million and the redemption of our outstanding Debentures and warrants for approximately $3.2 million.  The approximately $13.3 million of estimated net proceeds includes $2.5 million that has been placed in escrow for 18 months to cover certain indemnifications and is net of $1.3 million to cover change of control payments. The net proceeds are more fully discussed in Note 8.  The $2.5 million placed in escrow is more fully discussed in Note 10. We used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding severance related liabilities.

As more fully discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, over the next twelve to fifteen months, we anticipate completing the PELS contract with the MOD for delivery of Signature’s SARBE™ beacon radios.  During this process, our board of directors will continue to evaluate strategic alternatives for our Signature business and us as a whole.  One alternative is to sell the remaining assets of our Signature business.

Prior to closing the Destron Transaction,  we had a working capital deficiency, which was partially due to continuing losses from operations and a number of our debt obligations becoming due or potentially due within the next twelve months. Certain of our credit facilities were due on demand and/or required us to make significant monthly or quarterly principal payments. Our factoring lines could be amended or terminated at any time by the lenders, and we had a mortgage loan on Destron’s South St. Paul facility of approximately $1.9 million that was due on November 1, 2011, although we had the option to extend the loan an additional six months. These conditions indicated that without the proceeds from the sale of Destron substantial doubt existed about our ability to operate as a going concern, as we may not have been able to generate the funds necessary to pay our obligations in the ordinary course of business.  With the sale of Destron and the receipt of the net proceeds, we satisfied the majority of our notes payable and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending December 31, 2012.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our majority-owned subsidiary. The non-controlling interest represents the 1.5% of the outstanding voting stock of Signature not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, assumptions used in Black-Scholes valuation models, valuation models considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and the determination of the cost to complete the PELS contract, among others.

Foreign Currencies & Foreign Currency Adjustment of Intercompany Loans

We operate a foreign subsidiary in the U.K., which uses its local currency as the functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

Other transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in our results of operations as incurred. These amounts are not material to the consolidated financial statements.

In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments resulting from those transactions are included in equity in the accumulated other comprehensive income (loss). However, when intercompany transactions are deemed to be of short-term nature, such gains and losses are required to affect consolidated earnings. As a result of the current estimate of projected cash flows from the PELS contract as well as the potential sale of SigComm and the expectations for winding down the Signature business, we have determined that it is likely that the loans will be repaid within the next twelve months and, accordingly, we have reclassified approximately $1.4 million of  foreign currency translation adjustment losses related to the intercompany loans between Signature and us from other comprehensive loss to other income (expense) in the statement of operations for the year ended December 31, 2011.  In addition, during 2011, we expensed approximately $0.2 million of foreign currency translation adjustments on intercompany transactions between us and Signature.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of individual accounts. All of the accounts receivable are assigned under an invoice discounting factoring agreement with Bibby Financial Services (see discussion at Note 4).

Concentration of Purchases from Vendors

Purchases from two vendors aggregated approximately 76% of our purchases during 2011.

Concentration of Credit Risk

We maintained our domestic cash in one financial institution during the years ended December 31, 2011 and 2010. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. Cash may from time to time exceed the federally insured limits.

Our trade receivables are potentially subject to credit risk. We extend credit to our customers based upon an evaluation of the customers’ financial condition and credit history and generally do not require collateral.

Inventories

Inventories, net of write downs for excess and obsolescence, consist of finished goods. Our inventory is located in the U.K.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization computed using the straight-line method. Machinery and equipment, as well as furniture and fixtures are depreciated over their estimated useful lives ranging from 3 to 5 years.  Computer hardware and software are depreciated over an estimated useful life of 3 years.  Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations. The majority of our property and equipment is located in the U.K.

Advertising Costs

We expense production costs of print advertisements on the first date the advertisements take place. Other advertising costs are expensed when incurred. Advertising expense included in selling, general and administrative expense was $3 thousand and $4 thousand in 2011 and 2010, respectively.

Revenue Recognition

We follow the revenue recognition guidance in the Revenue Recognition Topic of the Codification. We recognize product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Revenue is recognized at the time services or goods are provided, and revenue from short-term rentals is recognized over the rental period which typically ranges from two to four weeks. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable.

We do not offer a warranty on our products sold in our continuing operations as the manufacturer provides a warranty.

Stock-Based Compensation

At December 31, 2011, we had five stock-based employee compensation plans (one of which has been terminated with respect to any new stock option grants), which are described more fully in Note 6.

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. See Note 6 for further information concerning our stock option plans.

Severance and Separation Expenses

During the first half of 2010, we restructured our corporate group, which resulted in the elimination of our corporate structure and several management positions. Post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under the Compensation – Nonretirement Postemployment Benefits Topic of the Codification. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During the years ended December 31, 2011 and 2010, we incurred approximately $1.0 million and $1.2 million severance/separation expenses, respectively, and as of December 31, 2011, we had recorded prepaid severance and separation expenses of approximately $0.3 million and have an accrued liability for severance/separation expenses of approximately $1.4 million.

Income Taxes

We account for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. Income taxes include U.S. (federal, state and local) and U.K. taxes. We and Destron filed consolidated federal income tax returns through July 22, 2011, the date of sale of Destron. Income taxes are more fully discussed in Note 7.

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

(Loss) Income Per Common Share and Common Share Equivalent

Basic and diluted (loss) income per common share is computed by dividing the (loss) income by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders during each of the two years ended December 31, 2011 and 2010, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities. See Note 9.

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

In June 2011, the FASB issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, components of OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard, which will affect the way we present OCI, but will have no other effect on our results of operations, financial position or cash flows. The standard will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively.

2. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Machinery & Equipment, including equipment held for rent	$894	$967
Furniture & Fixtures	63	62
Computer Hardware and Software	83	—
	1,040	1,029
Less: Accumulated depreciation	(845)	(929)
Total property and equipment	$195	$100

The majority of our property and equipment is located in the U.K. Depreciation expense charged against income amounted to $0.1 million and $0.1 million for each of the years ended December 31, 2011 and 2010, respectively.

3. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	December 31, 2011	December 31, 2010
	(in thousands)
Accrued severance and separation expenses	1,106	829
Accrued bonuses	281	1,412
Liabilities of companies whose assets we have sold	667	849
Other accruals	669	1,191
Total accrued expenses	$2,723	$4,281

4. Financings and Warrant Liabilities

16% Senior Secured Debentures and Warrants

On February 24, 2011, we entered into a Securities Purchase Agreement (the “Agreement”) with certain investors, including Hillair Capital Investments LLC (the "Investors"), whereby we issued and sold $2.0 million of the Debentures and Series A and Series B Warrants to acquire up to 4.0 million shares and 4.0 million shares of our common stock, respectively.

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

We and Destron pledged our ownership interests in Signature under the Debentures. In addition, Signature, Destron and its wholly-owned subsidiaries Digital Angel Technology Corporation and Digital Angel International, collectively and individually guaranteed the Debentures.

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

We estimated the initial fair value of the Series A and B Warrants to be approximately $2.5 million based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round, and using the following assumptions: dividend yield of 0.0%; expected life of sixteen months for the Series A Warrants and five years for the Series B warrants; volatility of 100.0% and 100.0%, respectively; and a risk free rate of 0.26% and 2.19%, respectively. The initial fair value of the Warrants was recorded as $1.4 million of interest expense and a discount of $1.1 million to the Debenture. The discount was being amortized to interest expense over the life of the Debenture. As a result of the repayment, approximately $1.1 million of the amortization was recorded as interest expense during the year ended December 31, 2011.

Warrant Liabilities

Series A and B Warrants

The value of the Series A and B Warrants was reflected in our consolidated balance sheet as a liability and these warrants were required to be revalued at each reporting period.  We were obligated to repurchase the Series A and B warrants on July 22, 2011 in connection with the sale of Destron for $0.5 million, which was $0.3 million less than the fair value of the warrants on that date based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down round. The assumptions used on July 22, 2011, were dividend yields of 0.0% and 0.0%, respectively; expected lives of 11 months for the Series A warrants, and 4.6 years, for the Series B warrants, respectively; volatility of 100.0% and 100.0%, respectively; and risk-free rates of 0.12% and 1.11% for the Series A warrants and Series B warrants, respectively.

During the year ended December 31, 2011, we recorded other income of approximately $2.0 million, which represented the difference between the estimated initial fair value of the warrants of $2.5 million and the $0.5 million repurchase price.

Iroquois/Alpha Warrants

At December 31, 2010, we had outstanding approximately 1.5 million Iroquois/Alpha warrants to acquire approximately 1.5 million shares of our common stock. The warrants had exercise prices of $0.45 per share. These warrants were issued in connection with an equity financing entered into with two investors during February 2010. The value of these warrants, which is reflected in the condensed consolidated balance sheets as a liability, was $0.4 million at December 31, 2010.

We were required to revalue the warrants at each reporting period. Based on the valuations, we recorded other income of approximately $0.1 million and $0.2 million, during the years ended December 31, 2011 and 2010, respectively.  We determined the value of the warrants each reporting period based on a valuation model considering a sensitivity analysis performed to evaluate the impact on value of a potential down.

As a result of the Destron Transaction, one half of these warrants were repurchased from the holder for an aggregate price of $0.1 million on August 12, 2011 and we issued payment in full for the remaining half of the warrants during October 2011 for approximately $0.1 million.

Factoring Agreements

A description of our borrowing agreement, which is reflected on our consolidated balance sheet as “advances from factor,” is as follows:

Bibby Invoice Discounting Factoring Agreement

In July 2009, Signature entered into an invoice discounting factoring agreement (the “Bibby Invoice Discounting Agreement”) with Bibby Financial Services (“Bibby”), which replaced a similar arrangement with the Royal Bank of Scotland. The Bibby Invoice Discounting Agreement provides for Signature to sell, with full title guarantee, certain of its receivables as defined in the Bibby Invoice Discounting Agreement. Bibby lends 80% of the receivables from the U.K. and 70% of receivables from the rest of the world, not to exceed a balance of £0.5 million (approximately $0.8 million at December 31, 2011). Bibby repays Signature the remainder of the receivable upon collection.

Receivables which remain outstanding 90 days from the invoice date become ineligible and Signature is required to repurchase the receivable. The Bibby Invoice Discounting Agreement requires a fee of 0.25% for each U.K. receivable and 0.3% for each receivable from the rest of the world. If the total of the yearly fee is less than £30,000, Signature is required to pay Bibby the amount of such deficit. Signature is also required to pay a discounting charge of 2.0% above the higher of Barclays Bank Plc base rate or 3 month LIBOR subject to a minimum of 3.5% (5% at December 31, 2011). Discounting charges of approximately $20 thousand and $41 thousand are included in interest expense for the years ended December 31, 2011 and 2010, respectively. Either Signature or Bibby can terminate the Bibby Invoice Discounting Agreement by providing written notice to the other party six months prior to the intended termination date but neither party can terminate for eighteen months following the commencement date. As of December 31, 2011, we had approximately £25 thousand outstanding (approximately $39 thousand) and approximately £51 thousand available (approximately $79 thousand) for borrowing under the Bibby Invoice Discounting Agreement.

5. Financial Instruments

Warrant Liabilities

As of December 31, we had warrant liabilities as follows (in thousands):

	December 31,	December 31,
	2011	2010
Warrant liabilities	$-	$362

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our liabilities measured at fair value on a recurring basis as presented in the condensed consolidated balance sheets as of December 31, 2011 and December 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Liabilities:
December 31, 2011
Warrant liabilities	$-	$-	$-	$-

December 31, 2010
Warrant liabilities	$-	$-	$362	$362
______
(a)  The total fair value amounts for the liabilities presented also represent the related carrying amounts.

Accounts Payable, Advances from Factors and Accrued Expenses

The carrying amount of current liabilities approximates fair value because of the short term nature of these items.

6. Stockholders’ Equity

Stock Option Plans

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. We currently use the Black-Scholes option pricing model to calculate the compensation cost to be recognized. During the years ended December 31, 2011 and 2010, we recorded approximately $0.1 million and $0.2 million in compensation expense related to stock options granted to our and our subsidiary employees, directors and consultants. Upon exercise of stock options, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding that have been reserved for issuance under our stock option plans.  A summary of the status of our stock options as of December 31, 2011, and changes during the two years then ended, is presented below.

During 1996, we adopted a nonqualified stock option plan (“1996 Option Plan”). During 2000, we adopted the 1999 Flexible Stock Plan. With the 2000 acquisition of Destron Fearing Corporation, we acquired one additional stock option plan referred to as the 1999 Employees’ Stock Purchase Plan. During 2003, we adopted the 2003 Flexible Stock Plan. With the acquisition of the minority owners’ interest in Destron Fearing in December 2007, we acquired two additional stock option plans, referred to as the Destron Fearing MAS Plan and the Destron Fearing Stock Option Plan. The Destron Fearing MAS Plan was terminated on February 23, 2006 thus no new options can be granted under the terminated plan, and as of December 31, 2011, there were no outstanding options under this plan. The options granted under these various plans have contractual terms ranging from six to ten years.

Under the 1996 Option Plan, the number of shares authorized to be issued or sold for which options may be granted to certain of our officers, directors and employees is approximately 0.1 million.  As of December 31, 2011, approximately 0.1 million options have been granted, net of forfeitures, and approximately 2 thousand are outstanding. The options vest as determined by our board of directors and are exercisable over a period of five years. The 1996 Option Plan has been discontinued with respect to any future grant of options.

Under the 1999 Flexible Plan, the number of shares authorized to be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is approximately 0.5 million. As of December 31, 2011, approximately 0.4 million options have been granted, net of forfeitures, approximately 0.1 million options are outstanding, and approximately 27 thousand shares are available for future issuance. The options vest as determined by our board of directors and are exercisable over a period of five years.

Under the 2003 Flexible Plan, the number of shares authorized to be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is approximately 4.0 million. As of December 31, 2011, approximately 2.9 million options have been granted, net of forfeitures, approximately 1.0 million are outstanding and approximately 1.1 million shares are available for future issuances. The options vest as determined by our board of directors and are exercisable over a period of three to ten years.

Under the Destron Fearing Stock Option Plan, the number of shares authorized to be issued is approximately 1.8 million.  As of December 31, 2011, approximately 1.5 million shares have been granted, net of forfeitures, approximately 1.3 million are outstanding, and approximately 0.3 million remain available for issuance, The options vest as determined by the board of directors, and are exercisable over a period of three to nine years.

The 1999 Employees’ Stock Purchase Plan authorizes the grant of options to employees who purchase shares of common stock. The number of shares authorized to be issued for which options may be granted is approximately 0.2 million.  As of December 31, 2011, approximately 0.1 million options have been granted, 34 thousand are outstanding and 36 thousand shares are available for grant.

In addition, as of December 31, 2011, we have granted approximately 0.1 million options, net of forfeitures, and have outstanding approximately 0.1 million options which were granted outside of the above plans as an inducement to employment.

A summary of the stock option activity for our stock options plans for 2011 and 2010 is as follows (shares in thousands):

	2011		2010
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding on January 1	2,674	$16.66	3,189	$15.05
Granted	—	—	—	—
Forfeited or expired	(203)	24.26	(515)	6.70
Outstanding at December 31	2,471	14.23	2,674	16.66

Exercisable at December 31(1)	2,419	14.51	2,354	18.71
Vested or expected to vest at December 31(2)	2,471	14.23	2,619	15.25
Shares available on December 31 for options that may be granted	1,473		1,742

(1)
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $0.13 at December 31, 2011 based upon the closing price on the OTC Bulletin Board. As of December 31, 2011 and 2010, the aggregate intrinsic value of options outstanding, exercisable and vested or expected to vest was nil.

(2)	The weighted average remaining contractual life for exercisable options is 3.6 years, and for options vested or expected to vest, is 3.7 years, as of December 31, 2011.

As of December 31, 2011, there was approximately $6 thousand of total unrecognized compensation cost related to unvested stock options granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 0.3 years.  The total fair value of options vested during 2011 and 2010 was approximately $0.3 million and $0.3 million, respectively.

The following table summarizes information about our stock options at December 31, 2011 (shares in thousands):

	Outstanding Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life in Years	Price	Shares	Price
$0.00 to $2.00	587	7.0	$0.88	535	$0.86
$2.01 to $4.00	247	3.4	2.82	247	2.82
$4.01 to $6.00	152	6.2	5.22	152	5.22
$6.01 to $8.00	18	5.6	7.44	18	7.44
$8.01 to $10.00	17	5.6	8.88	17	8.88
$10.01 and over	1,450	2.2	22.67	1,450	22.67
Total stock options	2,471	3.7	14.23	2,419	14.51

We did not grant any stock options during 2011 or 2010.   As a result of the Destron Transaction, approximately 31 thousand of the unvested stock options at June 30, 2011 automatically vested on July 22, 2011.

Restricted Stock Grants

The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.

A summary of the status of our nonvested restricted stock awards as of December 31, 2011 is presented below (shares in thousands):

	2011
		Weighted
		Average
	Restricted	Grant-Date
	Stock Awards	Fair Value

Nonvested at January 1	193	$1.39
Vested	(138)	1.30
Forfeited	(3)	1.08
Nonvested at December 31	52	$1.46

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock was amortized as compensation expense over the vesting period, which was three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the grant date.  The value of the restricted stock is being amortized as compensation expense over the five-year vesting period.  If the Company elects to terminate employment or services as a director, the unvested portion of the restricted stock becomes fully vested.  During 2011 and 2010, we recorded compensation expense associated with the restricted stock of approximately $0.1 million and $0.2 million, respectively. As of December 31, 2011, approximately 0.1 million shares of our restricted stock were unvested.  At December 31, 2011, there was approximately $9 thousand of unrecognized compensation cost related to restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 0.2 yrs.

7. Income Taxes

The benefit (provision) for income taxes consists of:

	2011	2010
Current:
United States	$110	$—
International	—	664
Current income tax benefit	110	664

Deferred:
International	—	—
Deferred income taxes benefit	—	—
Total income tax benefit	$110	$664

Tax provision from discontinued operations - International	$—	$(197)

The 2011 income tax benefits related to the change in estimate for several uncertain tax positions and the 2010 income tax benefit above related to the recognition of U.K. net operating carryforwards.  In addition, we recorded income tax expense in 2011 and 2010 associated with our discontinued operations. See Note 8.

Currently, we do not have any foreign earnings from Signature.  If going forward, Signature were to generate foreign earnings, any distribution of such foreign earnings may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2011	2010
Deferred tax assets:
Liabilities and reserves	$650	$80
Accrued compensation and stock-based compensation	4,081	4,413
Property and equipment	(3)	—
Net operating loss carryforwards	78,197	77,117
Gross deferred tax assets	82,925	81,610
Valuation allowance	(82,925)	(81,610)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets increased by $1.3 million and $2.2 million in 2011 and 2010, respectively, due primarily to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and our projected pre-tax income.

Approximate domestic and international loss from continuing operations before income tax benefit consists of (in thousands):

	2011	2010
Domestic	$(5,971)	$(4,648)
International	(2,732)	(3,744)
	$(8,703)	$(8,392)

At December 31, 2011, we had U.S. net operating loss carryforwards of approximately $189.9 million for income tax purposes that expire in various amounts from 2014 through 2031 and $8.1 million of U.K. net operating loss carryforwards.

Based upon the change of ownership rules under IRC section 382, a significant portion of our separate U.S. net operating loss carryforwards are limited as to the amount of use in any particular year as a result of a more than 50% ownership change during the year ended December 31, 2009. The ownership change was due to the issuance of sufficient common stock which resulted in our ownership change exceeding the 50% limitation threshold imposed by that section. Destron Fearing had operating loss carryfowards of approximately $69.2 million, which are no longer available to us as a result of the sale of Destron on July 22, 2011.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2011	2010
	%	%
Statutory tax/(benefit) rate	(35)	(35)
State income taxes, net of federal benefits	(5)	(3)
Foreign tax differences	2	3
Impact of discontinued operations	24	-
All other	8	2
Change in deferred tax asset valuation allowance (1)	15	26
Warrant valuation	(10)	(1)
	(1)	(8)

(1)	Substantially attributed to net operating losses.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for 2011 and 2010 is as follows (in thousands):

	2011	2010
Gross unrecognized tax benefits at January 1	$243	$243
Increases in tax positions for current year	52	9
Lapse in statute of limitations	(162)	(9)
Gross unrecognized tax benefits at December 31	$133	$243

The unrecognized tax benefits at December 31, 2011 and 2010, of $0.1 million and $0.2 million, respectively, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1 and December 31, 2011, we had accrued $35 thousand and $15 thousand, respectively, of interest related to uncertain tax positions and have accrued no penalties. Our unrecognized tax benefits are related to certain state filing positions and a potential late filing penalty.  They are classified in either other current liabilities or other long-term liabilities, as deemed appropriate.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate.  We filed consolidated tax returns with Destron through the date of sale, which was July 22, 2011. In general, we and Destron are no longer subject to U.S. federal, state or local income tax examinations for years before 2008 and Signature is no longer subject to tax examinations for years before 2007. We do not currently have any examinations ongoing.

8. Discontinued Operations

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

As a result of our board of directors’ decisions to sell, and the subsequent sales of, Destron, SARBE, Clifford & Snell, Control Products and Thermo Life, the financial condition, results of operations and cash flows of each of these businesses through the date of sale have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.  The PELs contract is also included in discontinued operation for all periods presented as more fully discussed below.

Sale of Destron Fearing

On May 6, 2011, we entered into a stock purchase agreement to sell all of the shares of Destron to Allflex for a gross sales price of $25.0 million in cash. On July 14, 2011, our stockholders approved the Destron Transaction and on July 22, 2011, pursuant to the terms of the purchase agreement, the Destron Transaction was completed. On July 22, 2011, the closing date of the Destron Transaction, we received $13.5 million in cash from Allflex as follows:

	(in millions)
Purchase Price	$25.0
Less:
Repayment or assumption of debt	(4.8)
Repayment of debentures & Series A/B warrants	(3.0)
Indemnification escrow	(2.5	)(a)
Working capital adjustment escrow	(1.2	)(b)
Cash receipts at closing date	$13.5

The final net proceeds that we expect to realize from the Destron Transaction after all related payments are made and if the estimated escrow funds are released is approximately $13.3 million:

	(in millions)
Cash receipts at closing date	$13.5
Less:
Payment of transaction costs	(1.2)
Change of control payments	(1.3	)(c)
Redemption of Iroquois/Alpha warrants	(0.2)
Expected indemnification escrow proceeds	2.5	(a)
Expected net proceeds	$13.3

(a) See the discussion in Note 10 regarding the claim made by Allflex against the $2.5 million held in escrow.
(b) Under the terms of the Destron Transaction, at closing, $1.2 million was placed in escrow to cover a purchase price working capital adjustment provision in the stock purchase agreement. Both parties completed their analysis in January 2012, and agreed that Allflex was entitled to receive the $1.2 million (plus accrued interest) held in escrow in complete and full satisfaction of the post-closing adjustments. This amount was distributed to Allflex in January 2012.
(c) See further discussion below regarding these change of control payments

We recorded a gain on the sale of Destron of approximately $5.9 million in 2011.  Upon the receipt of the $2.5 million of funds held in escrow or a portion thereof, such proceeds will be recorded as additional gain on sale.

We are subject to indemnification, confidentiality, and three-year non-competition and non-solicitation provisions of the purchase agreement.  The agreement also required Joseph J. Grillo, our former chief executive officer, to enter into a three-year non-competition agreement with Allflex.  Under the terms of Mr. Grillo’s existing employment agreement with us, if a change of control occurred and Mr. Grillo resigned within six months of the change of control and provided us a four-month notice of such resignation, Mr. Grillo was entitled to a change of control payment equal to one and a half times both his base salary and bonus, or approximately $1.0 million. The Destron Transaction represented a change of control as defined in the agreement.  In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $0.3 million, and make other changes to the terms of payment.  The additional one year base salary is payable on the earlier of the second anniversary of the closing date of the Destron Transaction or our winding down if, and only if, Mr. Grillo has not found employment by that time. In addition, if Mr. Grillo secures alternative employment during the third year after the closing of the Destron Transaction, he will be obligated to repay the amount earned during the third year up to the amount he received from us.  On September 30, 2011, Mr. Grillo notified us of his intention to resign effective January 31, 2012. Upon his resignation on January 31, 2012, we appointed Daniel Penni, the chairman of our board of directors, as our president and interim chief executive officer.  Mr. Grillo has remained on our board of directors and is providing advisory services to our board under the terms of a consulting agreement, which is more fully discussed in Note 13.

Included on the balance sheet at December 31, 2011 are accrued severance expenses of approximately $1.4 million, which includes the severance payments due to Mr. Grillo under the terms of his employment agreement, as amended, compensation expense associated with his unvested restricted stock and stock options, payroll taxes and group medical expenses.  This deferred expense was amortized over the four months ending January 31, 2012 and accordingly, we recorded $1.0 million of severance expense during 2011.  In February 2012, $1.0 million was placed in the Grillo Rabbi Trust and the funds will to be distributed to Mr. Grillo in August 2012.

Contemporaneous with the closing of the Destron Transaction, we and Destron entered into a transition services agreement whereby Destron provided among other things, certain transition support services, including payroll administration, accounting support and office space, to us for a period of 90 days after the closing in consideration of $10,000 per month.

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

Contemporaneous with the closing of the SARBE business, we and McMurdo entered into a transition services agreement whereby Signature provided, among other things, certain transition support services to McMurdo through February 2012.  In addition, Signature paid McMurdo a nominal amount for services, including the use of certain plant assets sold to McMurdo but that were still located in Signature’s Thamesmead facility and that were being used by Signature in the production of the PELS beacons. (The sale to McMurdo excluded the PELS contract with the MOD as more fully discussed below).  We received approximately £0.1 million (approximately $0.2 million) under the terms of the transition services agreement during the year ended December 31, 2011.

In connection with the completion of the PELS contract, Signature entered into the MSA with Kannad SAS, a division of Orolia.  Under the terms of the MSA, Kannad has provided consulting and support services relating to the manufacture and delivery of the PELS beacons.  Signature is paying Kannad consulting fees consisting of twelve monthly installments of £25 thousand, for an aggregate of £0.3 million (approximately $0.5 million), and a success fee based on the collection of certain net cash proceeds from the PELS contract capped at £0.5 million (approximately $0.8 million). We recorded £150 thousand (approximately $0.2 million) for consulting and support services under the terms of the MSA during the year ended December 31, 2011.

PELS Contract

We have included the PELS contract in discontinued operations because under the terms of the SARBE sale, we sold all of our intellectual property and other rights to sell or produce any beacons except the PELS beacons.  In addition, we will not realize any profit on the PELS contract, although we expect to realize future positive cash flow from PELS in part, due to future cash collections upon shipment of PELS inventory.

During the last half of 2011, we made a decision to outsource the manufacture of the PELS beacons.  In July 2011, we entered into a “Master Manufacturing Agreement” with a U.K.-based manufacturing firm and in November and December, we agreed upon the pricing term under that agreement.  The manufacturer has completed a pilot batch of beacons and is now completing a pilot batch of antennas. The MOD has visited the factory and verbally expressed satisfaction with the manufacturing line. Certain formalities remain before the MOD will formally qualify and approve the third-party manufacturing firm. We have successfully completed the PELS field trials and the next milestone is Production Readiness Review, or PRR, during which we expect the MOD to approve the production system at our manufacturing subcontractor. The definitive PRR will take place at the subcontractor's facility when all final pilot batches have been completed and the manufacturing system is ready for full production.  PRR is a prerequisite for the final project milestone, which is the Final Design Review, or FDR, at which the MOD will sign off on the complete package of design, test and manufacturing documentation. Following this, the product can be released for field service and shipments to the MOD can commence.  We have to supply extensive documentation on the design and testing of the product for FDR and this is currently in process. Our subcontractor is expected to be ready for PRR in April, 2012 and we are anticipating that FDR will take place in May 2012. We had to redesign part of the beacon’s antenna system, due to a defect discovered in the original design.  This design change has been completed and tested positively internally, but has yet to be approved by the MOD and there is a risk this process will delay the anticipated PRR and FDR dates.  We have also been working through issues related to satellite connections, which again, we believe we have resolved satisfactorily but the MOD is still in process of review.  The PRR and FDR could be delayed further, as they have been several times in the past, if either the MOD or the Signature team needs additional time to complete all of the required documentation and testing that are prerequisites to the process.  Any further delays would negatively affect our cash flow during 2012 and 2013.

As of December 31, 2011, we have recorded our estimate of the loss on the PELS contract of approximately $3.7 million. Included in the estimated loss are estimates of costs related to design modifications required by the MOD, additional inventory purchases, outsourced manufacturing costs, the estimated MSA success fee and our current estimate of the 10-year warranty costs.  We have recorded this estimated loss in the results of discontinued operations in the year ended December 31, 2011 and in the current liabilities of discontinued operations at December 31, 2011. This estimated loss is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.  See also the discussion of PELS in Note 10.

During the fourth quarter of 2011, the Company accrued $0.7 million of additional estimated losses on the PELS contract, related to an increase in estimated inventory requirements, estimated warranty costs and outsourced manufacturing costs, among others.

Thamesmead Lease

During the third quarter of 2011, we made the decision to outsource the manufacturing of the PELS beacons, subject to approval by the MOD as discussed above.  As a result, on December 24, 2011, we vacated the Thamesmead U.K. factory/office facility. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease.  Neither Signature nor the Company guaranteed the lease.   We have assessed the liability for the lease termination in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we have accrued an estimated lease termination liability at December 31, 2011.    The estimated amount is included in the results of discontinued operations for the year ended December 31, 2011, and in the current liabilities of discontinued operations at December 31, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, was a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products Group for the past several years, and another former employee. The purchase price of £0.4 million (approximately $0.6 million) was represented, in part, by a non-interest bearing promissory note in the original principal amount of £0.4 million (approximately $0.6 million) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years.  The promissory note is collateralized, but subordinated, to a £30 thousand (approximately $45 thousand) working capital loan issued by a third party to the buyers. We have imputed interest at a rate of 8.0% per annum which represents a discount of £67 thousand (approximately $0.1 million), which is being amortized as additional interest income as cash is collected over the life of the promissory note. Based on the small scale of this entity, we believe that our treatment of this transaction as a sale for accounting purposes is not materially different from treatment that does not recognize the legal transfer of the ownership of the business. As of December 31, 2011, we have collected the scheduled monthly payments aggregating approximately $0.3 million on the note receivable and approximately $0.3 million is outstanding.  The gain on sale of approximately $0.1 million was deferred and will be recognized in the future when circumstances have changed sufficiently to so warrant.  The sale of the Control Products Group did not represent a significant disposition in accordance with Article 1 of Regulation S-X.

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

Clifford & Snell’s assets were sold for a cash consideration of £2.3 million (approximately $3.5 million). The purchase price was structured into two payments: £2.1 million (approximately $3.1 million) upon closing of the Clifford & Snell Purchase Agreement and £0.2 million (approximately $0.4 million) on October 30, 2010 following a six-month supply agreement during which R. Stahl purchased products from Signature. On April 30, 2010, we received approximately £1.2 million (approximately $1.7 million) in net cash proceeds, which represented the first payment of £2.1 million less £0.3 million (approximately $0.5 million) of repayment on our Bibby factoring  line, £0.2 million (approximately $0.3 million) in closing and transaction costs and £0.4 million (approximately $0.6 million) which was to be held in escrow and paid out in two equal installments, net of  claims, on January 30, 2011 and October 31, 2011. On September 30, 2010, we received approximately £0.1million (approximately $0.2 million) of the second purchase price payment and on November 1, 2010, we received the remaining £0.1million (approximately $0.2 million). In February and November 2011, we received payment in full of the first and second escrow payments, respectively, totaling £0.3 million (approximately $0.4 million).

During 2010, we recorded a gain on the sale of Clifford & Snell of approximately £0.7 million (approximately $1.0 million) and during 2011 we recorded additional gains on sale totaling approximately £0.3 million (approximately $0.4 million) as a result of the receipt of the two escrow payments during 2011.

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

The following table, in thousands, presents in thousands, the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(in thousands)
Revenue	$16,521	$36,578
Cost of sales	14,545	23,681
Gross profit	1,976	12,897

Selling, general and administrative expenses	8,902	10,027
Research and development expenses	500	1,031
Operating (loss) income	(7,426)	1,839

Gain on sale	6,062	1,393
Interest and other income (expense), net	144	(147)
Interest expense	(489)	(1,004)
(Loss) income from discontinued operations before income taxes	(1,709)	2,081

Provision for income taxes	(32)	(197)

(Loss) income from discontinued operations	(1,741)	1,884

(Loss) income attributable to the non-controlling interest	69	(18)

(Loss) income from discontinued operations attributable to Digital Angel Corporation	$(1,672)	$1,866

(Loss) income from discontinued operations per common share - basic and diluted	$(0.05)	$0.07
Weighted average number of common shares outstanding - basic and diluted	29,872	27,794

The net assets of discontinued operations as of December 31, 2011 and December 31, 2010, were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Cash	$17	$650
Accounts receivable*	563	5,021
Inventory*	3,103	8,763
Other current assets	831	569
Total current assets	4,514	15,003
Fixed assets	179	5,138
Other assets	—	13,310
Total assets	$4,693	$33,451

Current portion of debt	$—	$3,602
Accounts payable, accrued expenses and other current liabilities	4,422	10,192
Total current liabilities	$4,422	$13,794
Long-term debt and other long-term liabilities	—	1,905

Net assets of discontinued operations	$271	$17,752

* At December 31, 2011, the accounts receivable was from one customer and the majority of the inventory was located at the PELS outsourced manufacturer.

9. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	2011	2010
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(8,582)	$(7,684)
(Loss) income from discontinued operations	(1,672)	1,866
Net loss attributable to common stockholders	$(10,254)	$(5,818)
Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	29,872	27,794
(Loss) income per share — basic and diluted
Continuing operations	$(0.29)	$(0.28)
Discontinued operations	(0.05)	0.07
Total — basic and diluted	$(0.34)	$(0.21)

(1)
The following stock options and warrants outstanding as of December 31, 2011 and 2010 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2011	2010
	(in thousands)
Stock options	2,471	2,674
Warrants	—	1,354
Restricted stock	52	193
	2,523	4,221

10. Commitments and Contingencies

PELS Contract

As discussed in Note 8, we have obligations under the terms of Signature’s PELS contract with the MOD to supply radio beacons.  We have determined that we will incur a loss on the completion of the contract.  Included in the results of discontinued operations is approximately $3.7 million of estimated losses on the contract.  This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods. The PELS contract has been delayed several times in the past, and may be further delayed as more fully discussed in Note 8. Any further delays would negatively affect our cash flow during 2012.

During the fourth quarter of 2011, the Company accrued $0.7 million of additional estimated losses on the PELS contract related to an increase in estimated inventory requirements, estimated warranty costs and outsourced manufacturing costs, among others.

We have experienced several delays under the terms of the contract with the MOD for the delivery of our PELS beacons due primarily to design and technological issues, and the MOD has responded to these delays with notices that we are in technical default of the contract’s delivery terms.  Under its terms and as a result of the delays, the MOD has the right to cancel the contract at any time.  Should the MOD cancel the contract, it would result in negative changes to projected cash flows and could subject us to potentially significant contract termination penalties.

Lease Termination

As discussed in Note 8, on December 24, 2011, we vacated the Thamesmead U.K. facility. Neither Signature, nor Signature’s wholly-owned subsidiary, the lessee of the facility, nor the Company have guaranteed the lease. We have recorded our estimate of the liability associated with the lease termination.  The estimated amount is included in the results of discontinued operations for the year ended December 31, 2011, and in the current liabilities of discontinued operations at December 31, 2011. This estimated loss is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Destron Transaction Claim of Recovery

By letter dated October 31, 2011, Allflex advised the Company that it intended to assert a claim for recovery of certain alleged losses under the escrow established under the stock purchase agreement dated May 8, 2011 relating to Allflex’s purchase of Destron on July 22, 2011.  On February 3, 2012, we received formal notice of claim from Allflex. The claim alleges that certain chip implants supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  Given the preliminary nature of this matter and the fact that we have been provided with very limited information regarding the underlying matter and how the situation has been handled or who is responsible for the allegedly defective products, no further assessment or information can be provided at this time.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties. Historically, we have never experienced the type of defect claimed. Additionally, we expect that insurance coverage for the product involved may cover some or all, of any alleged loss and that the escrow of $2.5 million which exists for claims under the stock purchase agreement would cover any shortfall in insurance coverage.  This $2.5 million escrow is included in long-term assets as a deferred gain at December 31, 2011, and income will be recognized only upon receipt, if any, of the escrow funds.

SARBE Sale Escrow

There is an escrow of £0.2 million (or approximately $0.3 million which is included in other current assets as of December 31, 2011) outstanding from the sale of our SARBE business to cover indemnifications.  The escrow period ends in June 2012.  We expect claims and negotiations to take place as to the ultimate disposition of these escrow funds within the framework contemplated by the purchase agreement and, therefore, the ultimate receipts of these funds and recognition of the gain is uncertain.

Rentals

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $0.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.  Our current operations are located in facilities under month-to-month leases, or with a lease term of up to 15 months, and the minimum rental future payments are deminimus.   See the lease termination discussion above regarding the Thamesmead lease.

Employment Arrangements

We had employment arrangements with certain of our officers, some of which provided for severance and separation payments. See Note 14 for the payments and expense related to this for the year ended December 31, 2011.    None of our current executive officers have employment agreements.

11. Profit Sharing Plan

We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. In 2009, we discontinued the employer match but have the option of reinstating it when deemed appropriate.

12. Legal Proceedings

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

We have vacated our former manufacturing facility in Thamesmead, London as more fully discussed in Note 10.  We have recorded our estimate of the liability associated with the lease termination.  The estimated amount is included in the results of discontinued operations for the year ended December 31, 2011, and in the current liabilities of discontinued operations at December 31, 2011.

13. Related Party Transactions

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

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a division known as the Control Products Group, a group within the Clifford & Snell business unit of Signature. The buyer, C&S Controls Limited, is a U.K. entity controlled by Gary Lawrence, the manager of the Control Products division for the past several years. The purchase price of £0.4 million (approximately $0.6 million on the date of sale) was represented, in part, by a secured promissory note in the original principal amount of £0.4 million (approximately $0.6 million on the date of sale) issued from the buyer to Signature, which calls for monthly cash payments for approximately 5 years. As of December 31, 2011, approximately $0.3 million has been collected against the note. Gain recognition has been deferred based on applicable accounting guidance.

Consulting Agreement with Joseph Grillo

Effective February 1, 2012, we entered into a twelve month consulting agreement with Joseph Grillo, our former chief executive officer and a director.  Per the terms, Mr. Grillo receives $25 thousand per month in consulting fees, reimbursement for his monthly COBRA premiums and we have agreed to reimburse up to $25 thousand in executive outplacement fees for Mr. Grillo. The consulting agreement may be (a) terminated by either party upon 90 days prior written notice, and (b) extended beyond the initial 12 month term upon written agreement. Also see Note 14 regarding severance and separation expenses for Mr. Grillo.

14. Severance and Separation Expenses

During the first half of 2010, we restructured our corporate group, which resulted in the elimination of our corporate structure and several management positions.  Restructuring activities were recorded in accordance with the Compensation — Nonretirement Postemployment Benefit Topic of the Codification.

As discussed in Note 8, our chief executive officer, notified us of his intention to resign effective January 31, 2012.  Included on the balance sheet at December 31, 2011 is Mr. Grillo’s deferred severance and separation expense of approximately $1.4 million, which includes change of control payments due to Mr. Grillo under the terms of his employment agreement, as amended, compensation expense associated with his unvested restricted stock and stock options, payroll taxes and group medical expenses.  This deferred expense was amortized over the four months ended January 31, 2012.

During 2011 and 2010, we recorded approximately $1.0 million and $1.2 million of severance and separation expenses, respectively.

As of December 31, 2011, our severance and separation accrual was as follows (in thousands):

Total
Balance – January 1, 2011	$829

Additional expense (change of control payments)	1,355
Cash payments	(740)
Balance – December 31, 2011	$1,444

We anticipate the majority of the remaining accrual to be paid through August 2012.

15. Supplemental Cash Flow Information

The changes in operating assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2011	2010

(Increase) decrease in accounts receivable and unbilled receivables	$(63)	$219
Decrease in inventories	68	6
Increase in other current assets	(99)	(333)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,798)	435
	$(2,892)	$327

We had the following non-cash operating, investing and financing activities (in thousands):

	For the years ended December 31,
	2011	2010
Non-cash operating activities:
Issuance of shares of common stock for settlement of payables	$224	$358
Non-cash financing activities:
Issuance of shares of common stock for legal settlement	—	356

Exhibit Index
Exhibit
Number	Description
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

10.2
Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.3
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.4
Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.5
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

10.8
Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.9
Employment Agreement, dated March 24, 2008, by and between the registrant and Parke H. Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the Commission on July 9, 2008)

10.10
Applied Digital Solutions, Inc. 2003 Flexible Stock Plan, as Amended and Restated through June 20, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)

10.11
Form of Amendment to the Option Agreements issued to Joseph Grillo and Parke Hess (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2008)

10.12	Form of Stock Option Agreement under the 2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.102 to the registrant’s Annual Report Form 10-K filed with the Commission on March 31, 2009)

10.13
Digital Angel Corporation 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement Under The Securities Act of 1933 on Form S-8 filed with the Commission on October 16, 2009)

Exhibit
Number	Description

10.14
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

10.15
Recourse Invoice Discounting Agreement between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.16
Standard Conditions for the Purchase of Debts (Edition A/2004) Incorporated into the Confidential Invoice Discounting Agreement Made between Bibby Financial Services and Signature Industries Limited on July 7, 2009 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2009)

10.17
Securities Purchase Agreement by and among Digital Angel Corporation and Iroquois Master Fund Ltd. and Alpha Capital Anstalt dated February 4, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.18
Digital Angel Corporation’s Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.19
Placement Agency Agreement with Chardan Capital Markets, LLC dated February 3, 2010 (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2010)

10.20	Form of General Release and Waiver (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010)

10.21
Credit and Security Agreement dated August 31, 2010 between Destron Fearing Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.22
Revolving Note dated August 31, 2010 between Destron Fearing Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.23
Pledge Agreement dated August 31, 2010 between Destron Fearing Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.24
Pledge Agreement dated August 31, 2010 between Digital Angel Technology Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.25
Membership Interest Pledge Agreement dated August 31, 2010 between GT Acquisition Sub, Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.26
Guaranty dated August 31, 2010 between Digital Angel Technology Corporation and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.27
Guaranty dated August 31, 2010 between Fearing Manufacturing Co., Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.28
Guaranty dated August 31, 2010 between Digital Angel International, Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.29
Guaranty dated August 31, 2010 between Timely Technology Corp. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

Exhibit
Number	Description

10.30
Guaranty dated August 31, 2010 between GT Acquisition Sub, Inc. and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.31
Guaranty dated August 31, 2010 between C-Scan, LLC and TCI Business Capital, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2010)

10.32
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

10.36
Form of 16% Senior Secured Debenture dated as of February 24, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.37	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.38	Form of Series B Warrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.39	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.40
Form of Pledge and Security Agreement by and among Digital Angel Corporation and Hillair Capital Investments, LLC dated February 24, 2011 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.41
Loan Modification Agreement dated February 25, 2011 between Digital Angel Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2011)

10.42
Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.43
Agreement Amending the Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.44
Management Services Agreement between Signature Industries Limited and Kannad SAS dated June 15, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.45
Indemnification Agreement between Digital Angel Corporation (“Parent”) and Patricia M. Petersen (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.46
Indemnification Agreement between Digital Angel Corporation (“Parent”) and Joseph J. Grillo (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.47
Amendment to Employment Agreement between Digital Angel Corporation and Joseph J. Grillo dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2011)

10.48
Stock Purchase Agreement by and between Allflex USA, Inc. and Digital Angel Corporation dated as of May 6, 2011 (incorporated by reference to Annex A to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

Exhibit
Number	Description
10.49
Form of Escrow Agreement made by and among AllFlex USA, Inc. (“Purchaser”), Digital Angel Corporation (“Seller”) and Wells Fargo National Association, as Escrow Agent  (incorporated by reference to Annex B to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

10.50
Letter Agreement between Lorraine M. Breece and Digital Angel Corporation dated July 14, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 4, 2011)

10.51
Master Manufacturing Agreement between Signature Industries Ltd. and Custom Interconnect Ltd. dated July 11, 2011 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011.)

10.52*	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Daniel Penni (“Indemnitee”) dated February 1, 2012

10.53*	Consulting Agreement between Digital Angel Corporation (“Parent”) and MEG Properties LLC for Joseph Grillo dated February 1, 2012

10.54*	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Lorraine Breece (“Indemnitee”) dated March 6, 2012

21.1*	List of Subsidiaries of Digital Angel Corporation

23.1*	Consent of EisnerAmper LLP

31.1*	Certification by Daniel E. Penni, Interim Chief Executive Officer and President, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2*	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1*	Certification by Daniel E. Penni Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Lorraine M. Breece Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.**
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2011 and 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and 2010 and 2009, and (iv) Notes to Consolidated Financial Statements

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	- Filed herewith.

**
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.