Form 10-Q
period 2012-03-31
DIGITAL ANGEL CORP
filed 2012-05-15
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
 Large accelerated filer  ☐                Accelerated filer  ☐             Non-accelerated filer☐ (Do not check if smaller reporting company)      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2012
Common Stock, $.01 par value per share	30,874,685 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

		Page

PART I – Financial Information
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of March 31, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations – Three-months ended March 31, 2012 and 2011	4
	Condensed Consolidated Statement of Comprehensive Loss – Three-months ended March 31, 2012 and 2011	5
	Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity – Three-months ended March 31, 2012	6
	Condensed Consolidated Statements of Cash Flows – Three-months ended March 31, 2012 and 2011	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	18

PART II – Other Information
Item 1A.	Risk Factors	19
Item 6.	Exhibits	19
	Signatures	20
	Certifications

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current Assets
Cash	$3,299	$6,302
Restricted cash	972	—
Accounts receivable assigned to factor, net of allowance for doubtful accounts of $58 and $56 at March 31, 2012 and December 31, 2011, respectively	735	434
Inventories, consisting of finished goods	178	130
Other current assets	361	671
Funds held in escrow from sales of businesses	1,645	309
Current assets of discontinued operations	827	4,514
Total Current Assets	8,017	12,360

Property and equipment, net	190	195
Funds held in escrow from sale of business	1,175	2,500
Other assets, net	184	203
Other assets of discontinued operations, net	—	179
Total Assets	$9,566	$15,437

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Notes payable	$—	$40
Accounts payable	1,191	844
Advances from factor	195	39
Accrued expenses	2,429	2,723
Deferred gain on sale of businesses	1,779	439
Current liabilities of discontinued operations	2,481	4,422
Total Current Liabilities	8,075	8,507

Deferred gain on sale of business	1,175	2,500
Other liabilities	419	419
Total Liabilities	9,669	11,426

Commitments and Contingencies:

Stockholders’ (Deficit) Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 29,875 and 29,875, respectively)	299	299
Additional paid-in capital	591,289	591,287
Accumulated deficit	(591,072)	(587,275)
Accumulated other comprehensive loss – foreign currency translation, net of tax	(454)	(183)
Total Digital Angel Corporation stockholders’ equity	62	4,128
Noncontrolling interest	(165)	(117)
Total Stockholders’ (Deficit) Equity	(103)	4,011
Total Liabilities and Stockholders’ (Deficit) Equity	$9,566	$15,437

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Three- Months Ended March 31, 2012	For the Three- Months Ended March 31, 2011
Revenue (including short-term equipment rentals of $263 and $270)	$823	$814

Cost of sales	460	464

Gross profit	363	350

Selling, general and administrative expenses	931	1,929
Severance and separation expenses	346	—
Total operating expenses	1,277	1,929

Operating loss	(914)	(1,579)

Other income (expense), net	(30)	713
Interest expense	(1)	(1,542)

Loss from continuing operations before provision for income taxes	(945)	(2,408)

Provision for income taxes	—	—

Loss from continuing operations	(945)	(2,408)

(Loss) income from discontinued operations	(2,896)	789

Net loss	(3,841)	(1,619)

Loss attributable to the noncontrolling interest, continuing operations	2	13
Loss (income) attributable to the noncontrolling interest, discontinued operations	42	(10)

Net loss attributable to Digital Angel Corporation	$(3,797)	$(1,616)

(Loss) income per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.03)	$(0.08)
(Loss) income from discontinued operations, net of noncontrolling interest	(0.10)	0.03
Net loss	$(0.13)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	29,875	29,651

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
 (in thousands)

	Three-Months Ended March 31,
	2012	2011
Net loss	$(3,841)	$(1,619)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(275)	14
Comprehensive loss	(4,116)	(1,605)
Comprehensive loss attributable to noncontrolling interest	48	3
Comprehensive loss attributable to Digital Angel Corporation	$(4,068)	$(1,602)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity (Unaudited)
For the Three-Months Ended March 31, 2012
(in thousands)

	Digital Angel Corporation Shareholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’ (Deficit)
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance, December 31, 2011	29,875	$299	$591,287	$(587,275)	$(183)	$(117)	$4,011

Net loss	—	—	—	(3,797)	—	(44)	(3,841)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(271)	(4)	(275)
Total comprehensive loss				(3,797)	(271)	(48)	(4,116)

Share based compensation	—	—	2	—	—	—	2

Balance, March 31, 2012	29,875	$299	$591,289	$(591,072)	$(454)	$(165)	$(103)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	For the Three- Months Ended March 31, 2012	For the Three- Months Ended March 31, 2011
Cash Flows From Operating Activities
Net loss	$(3,841)	$(1,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	2,896	(789)
Equity compensation and administrative expenses	2	40
Depreciation and amortization	31	22
Amortization of debt discount and financing costs	—	1,531
Foreign currency translation income	(139)	—
Change in fair value of warrant liabilities	—	(714)
Changes in assets and liabilities:
Increase in restricted cash	(972)	—
Increase in accounts receivable	(281)	(120)
(Increase) decrease in inventories	(42)	53
Decrease (increase) in other current assets	318	(54)
Decrease in accounts payable, accrued expenses and other liabilities	(100)	(247)
Net cash (used in) provided by discontinued operations	(997)	850
Net Cash Used In Operating Activities	(3,125)	(1,047)

Cash Flows From Investing Activities
Collections of notes receivable	26	26
Decrease in other assets	—	160
Payments for property and equipment	(20)	—
Net cash used in discontinued operations	—	(13)
Net Cash Provided by Investing Activities	6	173

Cash Flows From Financing Activities
Amounts borrowed (repaid) on advances from factors	152	(78)
Net payments of debt	(40)	(117)
Proceeds from sale of debentures	—	2,000
Stock issuance costs	—	(5)
Financing costs	—	(234)
Net cash used in discontinued operations	—	(469)
Net Cash Provided by Financing Activities	112	1,097

Net (Decrease) increase In Cash	(3,007)	223

Effect of Exchange Rate Changes on Cash	4	—

Cash – Beginning of Period	6,302	268

Cash – End of Period	$3,299	$491

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

Digital Angel Corporation, a Delaware corporation, and its subsidiary, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) operates in one business segment, which we refer to as Signature Communications, or SigComm. SigComm comprises the operations of Signature Industries Limited, or Signature, our 98.5% owned subsidiary located in the United Kingdom (“U.K.”). Signature's functional currency is British Pounds. Our reporting currency is U.S. Dollars.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, assumptions used in Black-Scholes valuation models, estimated contract losses, lease termination obligations and other contingent liabilities, among others.

Discontinued Operations

In July 2011, we sold all of our outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing, (“Destron”) to Allflex USA, Inc. (the “Destron Transaction”).  In June 2011, we sold certain assets of our SARBE business excluding one contract for the sale of personal emergency location beacons (“PELS”) to the U.K. Ministry of Defence, or MOD.  On April 10, 2012, the MOD notified Signature of its exercise of the termination provision of the PELS contract effective April 24, 2012. The Destron transaction, SARBE sale and termination notice from the MOD are more fully discussed in Note 6.

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 13 to our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

As of March 31, 2012, the Company had unrestricted cash of approximately $3.3 million, and a working capital deficiency of approximately $58 thousand.  However, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  We believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending March 31, 2013.

Over the next twelve months ended March 31, 2013, the Company expects to achieve positive operating cash flows from its SigComm business.  In addition, the Company expects to realize cash inflows from:

(i)	the release of an escrow related to the sale of its SARBE business,
(ii)	U.K. value-added tax refunds, and
(iii)	funds held in escrow from the sale of Destron.

The Company expects that with the funds on hand and these expected cash inflows, it will have sufficient funds to cover its corporate and U.K. overhead for the next twelve months, to pay the expected amounts due to the MOD related to the PELS contract termination, any obligations that the Company may be required to pay under the Thamesmead lease, and pay down the accounts payable and accrued liabilities.

2.  Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income (loss). The new standard requires the presentation of comprehensive loss, the components of net loss and the components of other comprehensive loss either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted the provisions of this guidance effective January 1, 2012, as reflected in the unaudited condensed consolidated statements of comprehensive loss herein.

3. Accrued Expenses

The following table summarizes the significant components of accrued expenses.

	March 31,	December 31,
	2012	2011
	(in thousands)
Accrued severance and separation expenses	1,050	1,106
Liabilities of companies whose assets we have sold	667	667
Other accruals	712	950
Total accrued expenses	$2,429	$2,723

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

4.  Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) income per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended March 31,
	2012	2011
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(943)	$(2,395)
(Loss) income from discontinued operations	(2,854)	779
Net loss attributable to common stockholders	$(3,797)	$(1,616)

Denominator for basic and diluted (loss) income per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	29,875	29,651

(Loss) income per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0.03)	$(0.08)
Discontinued operations	(0.10)	0.03
Total — basic and diluted	$(0.13)	$(0.05)

(1)
The following stock options, warrants and restricted stock outstanding as of March 31, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive.  (The warrants outstanding at March 31, 2011 were repurchased during 2011 as more fully discussed in Note 4 to our Annual Report on Form 10-K for the year ended December 31, 2011):

	March 31,
	2012	2011
	(in thousands)
Stock options	2,462	2,564
Warrants	—	9,504
Restricted stock	11	188
Total	2,473	12,256

5.  Stock Options and Restricted Stock

Stock Option Plans

We and our subsidiaries have stock-based employee plans, which were outstanding as of March 31, 2012, and are more fully described in Note 6 to our Annual Report on Form 10-K for the year ended December 31, 2011.   During the three-months ended March 31, 2012 and 2011, we recorded approximately $1 thousand and $20 thousand, respectively, in compensation expense related to stock options granted to our employees.

Stock Option Activity

There were no stock options granted during the three-months ended March 31, 2012 and 2011. A summary of our stock option activity as of March 31, 2012, and changes during the three-months then ended, is presented below (in thousands, except per share amounts):

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,471	$16.05
Granted	—	—
Exercised	—	—
Forfeited or expired	(9)	4.95
Outstanding at March 31, 2012	2,462	16.09	3.5 years	$—	*
Vested or expected to vest at March 31, 2012	2,462	16.09	3.5 years	—	*
Exercisable at March 31, 2012	2,453	16.14	3.5 years	—	*
*
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.13 per share at March 31, 2012.

There were no stock option exercises during the three-months ended March 31, 2012 and 2011. At March 31, 2012, we had approximately 1.4 million shares available for issuance under our plans. As of March 31, 2012, there was approximately $1 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years. The total fair value of shares vested during the three-months ended March 31, 2012 and 2011, was approximately $42 thousand and $0.1 million, respectively.

Restricted Stock Grants

A summary of the status of our nonvested restricted stock awards as of March 31, 2012 is presented below (shares in thousands):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	52	$1.46
Granted	—	—
Vested	(41)	1.32
Forfeited or expired	—	—
Nonvested at March 31, 2012	11	$1.99

We recorded compensation expense of approximately $1 thousand and $20 thousand in the three-months ended March 31, 2012 and 2011, respectively, associated with restricted stock grants. As of March 31, 2012, approximately 11 thousand shares of our restricted stock were unvested.

6.  Discontinued Operations

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract.  Destron manufactures radio frequency identification and visual tags primarily for livestock, fisheries and companion pets and SARBE manufactures search and rescue beacons primarily for military applications.  As a result of the sales of Destron and SARBE, the financial condition, results of operations and cash flows of each of these businesses through the date of sale have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.  The PELs contract is also included in discontinued operations for all periods presented as more fully discussed below.

PELS Contract

We have included the PELS contract in discontinued operations because under the terms of the SARBE sale, we outsourced a portion of the project management of PELS to an affiliate of the purchaser of the SARBE business, and also entered into a profit allocation agreement with them. As of December 31, 2011, we had recorded our estimate of the loss on the PELS contract of approximately $3.7 million.

On April 10, 2012, the MOD notified Signature of its exercise of the termination provision of the contract for failure to complete certain milestones for product approvals by the established deadline. Under the terms of the termination notice, such termination became effective as of April 24, 2012. As stated in the notice, termination triggers the requirement that Signature reimburse to the MOD all monies paid by the MOD to Signature in respect of this contract for product or inventory previously delivered. No early termination or other penalties are claimed by the MOD in the termination notice. The total amount of reimbursement currently claimed by the MOD is £0.4 million (approximately $0.7 million at the March 31, 2012 exchange rate). Assuming reimbursement of this amount, and the elimination of revenue from the production phase of the contract, the result would be a reduction in expected net cash flow and an increase in the projected loss from the PELS contract of approximately $2.9 million, primarily for the writedown of inventory to estimated realizable value. Accordingly, we accrued an additional loss of approximately $2.9 million on the PELS contract during the three-months ended March 31, 2012. In the aggregate, the loss recognized on the PELS contract in 2011 and the first quarter of 2012 totaled approximately $6.6 million. Signature is in the process of analyzing its rights under the contract, including recourse or remedies that may be available to Signature as a result of the MOD's notice of termination. Until this analysis is complete and Signature determines the appropriate course of action, the ultimate effect of the termination notice on the contract, the Company, and its financial statements/status is uncertain.

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three-months ended March 31, 2012 and 2011:

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	Three-Months Ended March 31,
	2012	2011
	(in thousands)
Revenue	$—	$9,009
Cost of sales	2,901	5,500
Gross profit	(2,901)	3,509

Research and development expenses	—	229
Selling, general and administrative expenses	—	2,569
Operating (loss) income	(2,901)	711

Gain on sale	—	224
Interest and other income (expense), net	5	44
Interest expense	—	(172)
(Loss) income from discontinued operations before income taxes	(2,896)	807

Provision for income taxes	—	(18)

(Loss) income from discontinued operations	(2,896)	789

(Loss) income attributable to the non-controlling interest	42	(10)

(Loss) income from discontinued operations attributable to Digital Angel Corporation	$(2,854)	$779

(Loss) income from discontinued operations per common share - basic and diluted	$(0.10)	$0.03
Weighted average number of common shares outstanding - basic and diluted	29,875	29,651

The net assets of discontinued operations as of March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31, 2012	December 31, 2011
	(in thousands)
Cash	$—	$17
Accounts receivable	—	563
Inventory	160	3,103
Other current assets	667	831
Total current assets	827	4,514
Fixed assets	—	179
Total assets	$827	$4,693

Accounts payable, accrued expenses and other current liabilities	2,481	4,422
Total current liabilities	$2,481	$4,422
Long-term debt and other long-term liabilities	—	—
Net (liabilities) assets of discontinued operations	$(1,654)	$271

7.  Supplemental Cash Flow Information

In the three-months ended March 31, 2012 and 2011, we had the following non-cash activities:

	Three-Months Ended March,
	2012	2011
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock to settle accounts payable	$—	$224
Cash paid for:
Interest	$1	$17

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

8. Severance and Separation Expenses

We are subject to indemnification, confidentiality, and three-year non-competition and non-solicitation provisions in connection with the Destron Transaction. The terms of the Destron Transaction also required Joseph J. Grillo, our former chief executive officer, to enter into a three-year non-competition agreement with Allflex. Under the terms of Mr. Grillo’s then existing employment agreement with us, if a change of control occurred and Mr. Grillo resigned within six months of the change of control and provided us a four-month notice of such resignation, Mr. Grillo was entitled to a change of control payment equal to one and a half times both his base salary and bonus, or approximately $1.0 million. The Destron Transaction represented a change of control as defined in the agreement. In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $338 thousand, and make other changes to the terms of payment. The additional one year base salary is payable on the earlier of the second anniversary of the closing date of the Destron Transaction or our winding down if, and only if, Mr. Grillo has not found employment by that time. In addition, if Mr. Grillo secures alternative employment during the third year after the closing of the Destron Transaction, he will be obligated to repay the amount earned during the third year up to the amount he received from us.

Included on the balance sheet at March 31, 2012 and December 31, 2011 are accrued severance expenses of approximately $1.4 million and $1.4 million, respectively, which include the severance and related payments due to Mr. Grillo under the terms of his employment agreement, as amended.  Mr. Grillo’s severance expense was amortized over the four months ending January 31, 2012 and accordingly, we recorded approximately $346 thousand of severance expense during the three months ended March 31, 2012.

As of March 31, 2012, our severance and separation accrual, including amounts reflected in other long-term liabilities, was as follows (in thousands):

Total

Balance – January 1, 2012	$1,444

Cash payments	(56)

Balance – March 31, 2012	$1,388

In February 2012, approximately $1.0 million was placed in the Grillo Rabbi Trust and such funds will be distributed to Mr. Grillo in August 2012. This amount is reflected on the balance sheet as restricted cash. Of the remaining balance at March 31, 2012, $338 thousand, which is included in other long-term liabilities, is due to Mr. Grillo on the second anniversary of the Destron Transaction or the winding down of the Company as more fully discussed above.

9. Commitments and Contingencies

Lease Termination

During the third quarter of 2011, we made the decision to outsource the manufacturing of the PELS beacons.  As a result, on December 24, 2011, we vacated the Thamesmead U.K. factory/office facility. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease.  Neither Signature nor the Company guaranteed the lease.  We have assessed the liability for the lease termination in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we have accrued an estimated lease termination liability at December 31, 2011.  The estimated amount was included in the results of discontinued operations for the year ended December 31, 2011, and in the current liabilities of discontinued operations at March 31, 2012 and December 31, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Destron Transaction Claim of Recovery

On February 3, 2012, we received formal notice of a claim from Allflex, alleging that certain implantable chips supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Historically, we have never experienced the type of defect claimed. This $1.2 million part of the escrow is included in other long-term assets and long-term deferred gain and the remainder of the escrow of $1.3 million in included in other current assets and current deferred gain at March 31, 2012.  Income will be recognized only upon receipt, if any, of the escrow funds.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

SARBE Sale Escrow

Included in funds held in escrow from sales of businesses is an outstanding escrow of £0.2 million (or approximately $0.3 million) from the sale of our SARBE business. The funds have been placed in escrow to cover certain indemnifications.  The escrow period ends in June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

Our Annual Report on Form 10-K, for the year ended December 31, 2011 contains further information regarding our critical accounting policies.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our accompanying unaudited condensed consolidated financial statements.

Consolidated Results of Operations

The following table summarizes our results of operations as a percentage of net operating revenues and is derived from the accompanying unaudited condensed consolidated statements of operations in Part I, Item 1 of this quarterly report.

	For the Three-Months Ended March 31,
	2012	2011
	(unaudited)
Revenue	100.0%	100.0%
Cost of sales	55.9	57.0
Gross profit	44.1	43.0

Selling, general and administrative expenses	113.1	237.0
Severance and separation expenses	42.0	—
Operating loss	(111.0)	(194.0)

Other income (expense), net	(3.6)	87.6
Interest expense	(0.2)	(189.4)
Loss from continuing operations before provision for income taxes	(114.8)	(295.8)

Provision for income taxes	—	—
Loss from continuing operations	(114.8)	(295.8)

(Loss) income from discontinued operations	(351.9)	96.9
Net loss	(466.7)	(198.9)

Loss attributable to the noncontrolling interest, continuing operations	0.3	1.6
Loss (income) attributable to the noncontrolling interest, discontinued operations	5.1	(1.2)

Net loss attributable to Digital Angel Corporation	(461.3)%	(198.5)%

Results of Continuing Operations

Outlook and Trends

Going forward, we intend to focus on operating our remaining SigComm business.  During this process, our board of directors is continuing to evaluate strategic alternatives for our remaining Signature business, including a possible sale, and for us as a whole.  New revenue opportunities that could benefit shareholder value continue to be explored.  We have been working with investment firms who have been assisting us in identifying and evaluating companies that might be interested in merging with us to capitalize on our public listing and existing stockholder base.

We expect 2012 sales and gross profits to be comparable with the 2011 results and we expect selling, general and administrative expenses to decrease in 2012 as compared to 2011.  We presently operate with one U.S.-based corporate employee, three outsourced, part-time consultants, one outsourced, full-time consultant and three board members (previously we had five board members) in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as an Over-the-Counter Bulletin Board, or OTC Bulletin Board, publicly-traded company.  Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and the potential payment of common stock dividends.

Revenues

Our revenue was approximately $0.8 million and $0.8 million for the three-months ended March 31, 2012 and 2011, respectively. We expect revenues for the remainder of 2012 to remain relatively constant. Revenue from equipment sales and short-term equipment rentals was similar for each period.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.4 million and $0.3 million for the three-months ended March 31, 2012 and 2011, respectively.  Gross profit margin increased slightly to 44.1% in the three-months ended March 31, 2012 as compared to 43% in the three-months ended March 31, 2010.  The increase was due primarily to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.9 million and $1.9 million for the three-months ended March 31, 2012 and 2011, respectively, and were 113.1% and 237% of revenue for the same respective periods.  The $1.0 million decrease in selling, general and administrative expenses was due primarily to the scale down of our U.K. operations, including vacating the Thamesmead facility in December 2011, reduction in personnel costs and other cost containment measures, offset by $0.1 million of foreign exchange translation gains included in corporate expenses.  For the three months ended March 31, 2012 and 2011, selling, general and administrative expenses consisted of $0.5 million and $1.2 million, respectively, of expenses associated with Signature’s U.K. operations and $0.4 million and $0.7 million, respectively, of corporate related expenses.  We expect Signature’s expenses to decrease as we continue to reduce headcount and consolidate operations in our Scotland, U.K. facility.  However, this decrease will be offset by U.K. statutory redundancy payments that will be due as a result of headcount reductions.  We expect corporate expenses to remain relatively constant for the remainder of the year.

Severance and Separation Expenses

We incurred approximately $0.3 million of severance and separation expenses during the first quarter ended March 31, 2012. The severance expense related to a change of control provision in our former CEO’s employment agreement, which was triggered by the sale of Destron.

Other Income (Expense), Net

Other income (expense) was approximately ($30) thousand in the quarter ended March 31, 2012 compared to $0.7 million in the quarter ended March 31, 2011.  The $0.7 million decrease in other income in 2012, as compared to 2011, is primarily related to the revaluation of the outstanding warrants to fair value during the three-months ended March 31, 2011. The warrants outstanding at March 31, 2011 were repurchased during 2011 in connection with the Destron Transaction.  Therefore, no warrants were outstanding during the three months ended March 31, 2012.

Interest Expense

Interest expense was $1 thousand and $1.5 million for the first quarters ended March 31, 2012 and 2011, respectively. The decrease was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $1.4 million of the interest expense in the three-months ended March 31, 2011 related to the value of warrants that we issued in connection with the debentures.

Income Taxes

We did not have an income tax provision or benefit for the three-months ended March 31, 2012 and 2011.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of March 31, 2012, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future taxable income. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the three-months ended March 31, 2012 and 2011.

Loss from Continuing Operations

During the three months ended March 31, 2012 and 2011, we reported a loss from continuing operations of approximately $0.9 million and $2.4 million, respectively. The decrease in the loss for 2012 compared to 2011 relates primarily to the $1.5 million decrease in interest expense, as well as the $1 million decrease in selling, general and administrative expenses, partially offset by the $0.7 million decrease in other income related primarily to the revaluation of previously outstanding warrants to fair value, and $0.3 million of severance and separation expenses during the first quarter of 2012 compared to the first quarter of 2011.  We expect our loss from continuing operations to decrease during the remainder of 2012 due to anticipated lower selling, general and administrative expenses and severance and separation expenses.

Liquidity and Capital Resources

As of March 31, 2012, cash totaled $3.3 million, a decrease of $3.0 million, from $6.3 million at December 31, 2011.

Net cash used in operating activities totaled $3.1 million in the first quarter of 2012 and $1.0 million in the first quarter of 2011.  In 2012, cash was used primarily by the net loss, payments of accounts payable and accrued obligations and discontinued operations.  In 2011, cash was used primarily by the net loss, partially offset by discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, were $0.7 million and $0.4 million, at March 31, 2012 and December 31, 2011, respectively.  We anticipate accounts receivable to remain at a similar level to the March 31st balance going forward.

•
Inventories increased to $0.2 million at March 31, 2012, compared to $0.1 million at December 31, 2011. We expect our inventory levels to remain at approximately the same levels for the remainder of 2012.

•	Accounts payable increased to $1.2 million at March 31, 2012 from $0.8 million at December 31, 2011. We anticipate accounts payable to decrease during the remainder of 2012 with cash payments.
•
Accrued expenses decreased to $2.4 million at March 31, 2012, from $2.7 million at December 31, 2011. We expect accrued expenses to decrease during the year, primarily due to the distribution of approximately $1.0 million of restricted cash funds placed in February 2012 in the Grillo Rabbi Trust for the change in control payment. Such funds will be distributed to Mr. Grillo in August 2012.

Investing activities provided cash of $6 thousand and $0.2 million in the first quarters of 2012 and 2011, respectively. In 2012, cash was provided by collections on notes receivables offset by purchases of fixed assets, and in 2011, cash was primarily provided by a decrease in other assets.

Financing activities provided cash of $0.1 million and provided cash of $1.1 million during the first quarters of 2012 and 2011, respectively.  In 2012, cash was provided by advances under note payable from our U.K. factor, slightly offset by other notes payable payments. In 2011, cash was primarily provided by the proceeds from issuance of debentures, partially offset by discontinued operations.

Financial Condition

As of March 31, 2012, we had working capital deficiency of approximately $58 thousand. However, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  In addition, under the terms of the Destron Transaction $2.5 million of the purchase price has been placed in an escrow fund. On February 3, 2012, we received formal notice of a claim under the purchase and escrow agreement from Allflex alleging that certain implantable chips supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Historically, we have never experienced the type of defect claimed. This $2.5 million escrow is included in current assets as a deferred gain at March 31, 2012, and will be recognized upon receipt, if any, of the escrow funds.  The escrow agreement provides for a January 2013 release.

We used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding accounts payable and accrued expenses and other outstanding severance related liabilities, to fund working capital and to fund obligations under the PELS contract.  Going forward, we will use a portion to fund payments related to the termination of the PELS contract. In addition, we may be required to use a portion to fund our estimated obligation under a lease related to Signature’s former U.K. manufacturing facility in Thamesmead.  We still hope to use a portion of the net proceeds to fund a special cash dividend to our stockholders.  However, at this time, we are unable to determine the amount and timing of any such dividend distribution due to continuing uncertainties surrounding the cancelation of the PELS contract and other working capital requirements over the next several months.  It is possible that funds will not be available to pay any dividend.

During the next several months, our board of directors will continue to evaluate strategic alternatives for the Signature business and for us as a whole. To this end, in May 2012, we engaged a financial advisor on a non-exclusive basis to assist our board in identifying and evaluating potential strategic options.  One strategic alternative is to sell the remaining assets of our Signature business.  Based on current information, we presently expect these efforts, including the proceeds from the sale of our Signature business, along with receipt of some or all of the $2.5 million holdback from the sale of Destron Fearing, to net additional cash to us, which we currently hope would allow us to make distributions to our stockholders in dividends after all outstanding liabilities and other costs are paid. The amount and timing of any such distribution is highly uncertain and subject to future events and uncertainties due to: (i) the cost related to the termination of the PELS contract; (ii) the uncertainty regarding product liability claims made by Allflex; (iii) uncertainty regarding the amount of proceeds, if any, from a sale of our SigComm business; (iv) uncertainties as to the ultimate amount of claims, liabilities and operational expenses associated with the winding down our business, including uncertainty as to the liability associated with the former Thamesmead manufacturing facility lease; (v) Delaware corporate law requirements; and (vi) the potential pursuit of other strategic alternatives that may be presented to us.

With the sale of Destron and the receipt of the net proceeds, we repaid a significant portion of our notes payable and other liabilities and we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending March 31, 2013.  See further discussion in Note 1 to our accompanying unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our ability to fund our operations;
•	anticipated trends in our business and demographics;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to enforce our patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;
•	worldwide political stability and economic growth;
•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;

•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our operational strategies including, without limitation, our ability to deploy our products;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	uncertainty in the time and amount of any special cash dividend;
•	our estimate of the liability associated with the termination of the PELS contract;
•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
•	our ability to realize the funds held in escrow from the sales of Destron and SARBE;
•	our ability to successfully sell our remaining Signature business, if we decide to do so and such opportunities are present;
•	the impact of foreign currency exchange rate fluctuations and additional risks of foreign operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	the impact of our inability to compete with Destron’s business for three years;
•	volatility in our stock price, including a significant decrease over the past few years; and
•
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 5 of our Annual Report on Form 10-K filed with the commission  on March 29, 2012, and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of March 31, 2012, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provided a cautionary discussion of risks and uncertainties under the section below in Part II, Item 1A entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2011. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended March 31, 2012. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our first fiscal quarter of 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Termination of the PELS contract will have a negative impact on our projected cash flows and funds available for any dividend distribution.

The MOD’s termination of the PELS contract will cause a reduction in expected net cash flow from this contract of approximately $2.9 million based on information currently available.  This reduction is a result of the reimbursement amount currently claimed by the MOD for product or inventory previously delivered, as well as future revenue that would have come from the production phase of the contract. The termination of this PELS contract has created significant uncertainties regarding the cash available for and timing of dividends to shareholders. Signature is still in discussions with the MOD regarding the logistics and details for the contract termination and until these discussions and the related analysis are concluded, the ultimate effect of the termination notice on the Company, its financial statements/status, and impact on future dividends is uncertain.

ITEM 6.  EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)

Date: May 15, 2012	By:	/s/ Lorraine M. Breece
Name: Lorraine M. Breece
Title: Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Daniel E. Penni, Interim Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith
†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.