Form 10-Q
period 2012-06-30
DIGITAL ANGEL CORP
filed 2012-08-14
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
 Large accelerated filer  ☐   Accelerated filer  ☐                Non-accelerated filer☐ (Do not check if smaller reporting company) Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at August 10, 2012
Common Stock, $.01 par value per share	30,874,685 shares

DIGITAL ANGEL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Current Assets
Cash	$2,898	$6,302
Restricted cash	972	—
Accounts receivable assigned to factor, net of allowance for doubtful accounts of $57 and $56 at June 30, 2012 and December 31, 2011, respectively	589	434
Inventories, consisting of finished goods	169	130
Other current assets	262	671
Funds held in escrow from sales of businesses	1,325	309
Current assets of discontinued operations	187	4,514
Total Current Assets	6,402	12,360

Property and equipment, net	144	195
Funds held in escrow from sale of business	1,175	2,500
Other assets, net	157	203
Other assets of discontinued operations, net	—	179
Total Assets	$7,878	$15,437

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Notes payable	$—	$40
Accounts payable	669	844
Advances from factor	134	39
Accrued expenses	2,430	2,723
Deferred gain on sale of businesses	1,456	439
Current liabilities of discontinued operations	2,242	4,422
Total Current Liabilities	6,931	8,507

Deferred gain on sale of business	1,175	2,500
Other liabilities	419	419
Total Liabilities	8,525	11,426

Commitments and Contingencies:

Stockholders’ (Deficit) Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 30,875 and 29,875, respectively)	309	299
Additional paid-in capital	591,321	591,287
Accumulated deficit	(591,914)	(587,275)
Accumulated other comprehensive loss – foreign currency translation, net of tax	(198)	(183)
Total Digital Angel Corporation stockholders’ (deficit) equity	(482)	4,128
Noncontrolling interest	(165)	(117)
Total Stockholders’ (Deficit) Equity	(647)	4,011
Total Liabilities and Stockholders’ (Deficit) Equity	$7,878	$15,437

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Three-Months Ended June 30, 2012	For the Three-Months Ended June 30, 2011

Revenue (including short-term equipment rentals of $263 and $285)	$835	$1,060

Cost of sales	476	601

Gross profit	359	459

Selling, general and administrative expenses	1,065	1,509
Severance and separation expenses	96	—
Total operating expenses	1,161	1,509

Operating loss	(802)	(1,050)

Other income (expense), net	30	1,414
Interest expense	(2)	(411)

Loss from continuing operations before provision for income taxes	(774)	(47)

Provision for income taxes	—	—

Loss from continuing operations	(774)	(47)

Loss from discontinued operations	(72)	(1,535)

Net loss	(846)	(1,582)

Loss attributable to the noncontrolling interest, continuing operations	3	6
Loss attributable to the noncontrolling interest, discontinued operations	1	9

Net loss attributable to Digital Angel Corporation	$(842)	$(1,567)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.03)	$(0.00)
Loss from discontinued operations, net of noncontrolling interest	(0.00)	(0.05)
Net loss per common share	$(0.03)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	30,501	29,950

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Six-Months Ended June 30, 2012	For the Six-Months Ended June 30, 2011

Revenue (including short-term equipment rentals of $526 and $555)	$1,658	$1,874

Cost of sales	936	1,065

Gross profit	722	809

Selling, general and administrative expenses	1,996	3,438
Severance and separation expenses	442	—
Total operating expenses	2,438	3,438

Operating loss	(1,716)	(2,629)

Other income (expense), net	—	2,127
Interest expense	(3)	(1,953)

Loss from continuing operations before provision for income taxes	(1,719)	(2,455)

Provision for income taxes	—	—

Loss from continuing operations	(1,719)	(2,455)

Loss from discontinued operations	(2,968)	(746)

Net loss	(4,687)	(3,201)

Loss attributable to the noncontrolling interest, continuing operations	5	19
Loss (income) attributable to the noncontrolling interest, discontinued operations	43	(1)

Net loss attributable to Digital Angel Corporation	$(4,639)	$(3,183)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.06)	$(0.08)
Loss from discontinued operations, net of noncontrolling interest	(0.09)	(0.03)
Net loss per common share	$(0.15)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	30,188	29,801

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
 (in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(846)	$(1,582)	$(4,687)	$(3,201)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	260	(107)	(15)	(110)
Comprehensive loss	(586)	(1,689)	(4,702)	(3,311)
Comprehensive loss attributable to noncontrolling interest	—	15	48	18
Comprehensive loss attributable to Digital Angel Corporation	$(586)	$(1,674)	$(4,654)	$(3,293)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity (Unaudited)
For the Six-Months Ended June 30, 2012
(in thousands)

	Digital Angel Corporation Stockholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders’ (Deficit)
	Number	Amount	Capital	Deficit	(Loss)	Interest	Equity

Balance, December 31, 2011	29,875	$299	$591,287	$(587,275)	$(183)	$(117)	$4,011

Net loss	—	—	—	(4,639)	—	(48)	(4,687)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(15)	—	(15)
Total comprehensive loss				(4,639)	(15)	(48)	(4,702)

Issuance of common stock for services	1,000	10	30	—	—	—	40
Share based compensation	—	—	4	—	—	—	4

Balance, June 30, 2012	30,875	$309	$591,321	$(591,914)	$(198)	$(165)	$(647)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	For the Six- Months Ended June 30, 2012	For the Six- Months Ended June 30, 2011
Cash Flows From Operating Activities
Net loss	$(4,687)	$(3,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	2,968	746
Equity compensation and administrative expenses	4	78
Depreciation and amortization	73	9
Loss on disposal of equipment	3	—
Amortization of debt discount and financing costs	—	1,821
Allowance for doubtful accounts	—	3
Inventory excess and obsolescence adjustments	—	2
Foreign currency translation loss	21	—
Change in fair value of warrant liabilities	—	(1,946)
Common stock issued for services	40	—
Changes in assets and liabilities:
Increase in restricted cash	(972)	—
Increase in accounts receivable	(152)	(98)
Increase in inventories	(38)	(8)
Decrease (increase) in other current assets	411	(116)
Decrease in accounts payable, accrued expenses and other liabilities	(486)	(993)
Net cash (used in) provided by discontinued operations	(617)	3,024
Net Cash Used In Operating Activities	(3,432)	(679)

Cash Flows From Investing Activities
Collections of notes receivable	48	184
Decrease in other assets	—	162
Payments for property and equipment	(23)	—
Net cash used in discontinued operations	—	(13)
Net Cash Provided by Investing Activities	25	333

Cash Flows From Financing Activities
Amounts borrowed (repaid) on advances from factors	96	(75)
Net (payments) borrowings of debt	(40)	7
Proceeds from sale of debentures	—	2,000
Stock issuance costs	—	(10)
Financing costs	—	(242)
Net cash used in discontinued operations	—	(1,099)
Net Cash Provided by Financing Activities	56	581

Net (Decrease) increase In Cash	(3,351)	235

Effect of Exchange Rate Changes on Cash	(53)	(9)

Cash – Beginning of Period	6,302	268

Cash – End of Period	$2,898	$494

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

Digital Angel Corporation, a Delaware corporation, and its subsidiary, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) operates in one business segment, which we refer to as Signature Communications, or SigComm. SigComm comprises the operations of Signature Industries Limited, or Signature, our 98.5% owned subsidiary located in the United Kingdom (“U.K.”).  Signature’s functional currency is British Pounds.  Our reporting currency is U.S. Dollars.

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

Discontinued Operations

In July 2011, we sold all of our outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing, (“Destron”) to Allflex USA, Inc. (the “Destron Transaction”).  In June 2011, we sold certain assets of our SARBE business excluding one contract for the sale of personal emergency location beacons (“PELS”) to the U.K. Ministry of Defence, or MOD.  In April 2012, the MOD notified Signature of its exercise of the termination provision of the PELS contract effective April 24, 2012. The final settlement agreement resulted in a reimbursement of approximately £0.4 million (approximately $0.7 million at the June 30, 2012 exchange rate) plus value added tax (“VAT”) to the MOD in July 2012.  The Destron transaction, SARBE sale and settlement agreement with the MOD are more fully discussed in Note 6.

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 13 to our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

As of June 30, 2012, the Company had unrestricted cash of approximately $2.9 million, and a working capital deficiency of approximately $0.5 million.  However, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  We believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending June 30, 2013.

Over the next twelve months ending June 30, 2013, the Company expects to achieve positive operating cash flows from its SigComm business.  In addition, the Company expects to realize cash inflows from the release of funds held in escrow from the sale of Destron, although the amount that will be realized is uncertain at this time.  The Company expects that with the funds on hand and this expected cash inflow, it will have sufficient funds to cover its corporate and U.K. overhead for the next twelve months, to pay any obligations that the Company may be required to pay under the Thamesmead lease, and to pay down the accounts payable and accrued liabilities.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

3. Accrued Expenses

The following table summarizes the significant components of accrued expenses.

	June 30, 2012	December 31, 2011
	(in thousands)
Accrued severance and separation expenses	1,013	1,106
Liabilities of companies whose assets we have sold	667	667
Other accruals	750	950
Total accrued expenses	$2,430	$2,723

4.  Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(771)	$(41)	$(1,714)	$(2,436)
Loss from discontinued operations	(71)	(1,526)	(2,925)	(747)
Net loss attributable to common stockholders	$(842)	$(1,567)	$(4,639)	$(3,183)

Denominator for basic and diluted loss per share attributable to Digital Angel Corporation:
Basic and diluted weighted-average shares outstanding (1)	30,501	29,950	30,188	29,801

Loss per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0. 03)	$(0.00)	$(0.06)	$(0.08)
Discontinued operations	(0.00)	(0.05)	(0.09)	(0.03)
Total — basic and diluted	$(0. 03)	$(0. 05)	$(0.15)	$(0.11)

(1)   The following stock options, warrants and restricted stock outstanding as of June 30, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive.  (The warrants outstanding at June 30, 2011 were repurchased during 2011 as more fully discussed in Note 4 to our Annual Report on Form 10-K for the year ended December 31, 2011):

	June 30,
	2012	2011
	(in thousands)
Stock options	2,266	2,564
Warrants	—	9,504
Restricted stock	11	188
Total	2,277	12,256

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

5.  Stockholders’ Equity

Common Stock

In May 2012, we issued 500,000 shares of our common stock to each of two consultants (for a total of 1,000,000 shares) for strategic advisory services rendered for an aggregate value of $40,000.  The shares were valued at the fair market value of the stock on the date of issuance which was $0.04 per share. Under the terms of the non-exclusive advisory services agreement, we paid a non-refundable up front fee of $20 thousand and we agreed to pay $3.5 thousand per month during the 12 month term of the engagement. In the event of a transaction, as defined in the agreement, the monthly fee will increase to $20 thousand and will be capped at $180 thousand in the aggregate.

Stock Option Plans

We have stock-based employee plans, which were outstanding as of June 30, 2012, and are more fully described in Note 6 to our Annual Report on Form 10-K for the year ended December 31, 2011.   During the three-months ended June 30, 2012 and 2011, we recorded approximately $0 and $20 thousand, respectively, in compensation expense related to stock options granted to our employees.  During the six-months ended June 30, 2012 and 2011, we recorded approximately $1 thousand and $40 thousand, respectively, in compensation expense related to stock options granted to our employees.

Stock Option Activity

There were no stock options granted during the six-months ended June 30, 2012 and 2011. A summary of our stock option activity as of June 30, 2012, and changes during the six-months then ended, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,471	$16.05
Granted	—	—
Exercised	—	—
Forfeited or expired	(205)	20.85
Outstanding at June 30, 2012	2,266	15.61	3.5	$—	*
Vested or expected to vest at June 30, 2012	2,266	15.61	3.5	—	*
Exercisable at June 30, 2012	2,257	15.66	3.5	—	*
*  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.04 per share at June 30, 2012.

There were no stock option exercises during the six-months ended June 30, 2012 and 2011. At June 30, 2012, we had approximately 1.6 million shares available to be granted under our plans. As of June 30, 2012, there was approximately $1 thousand of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 0.3 years. The total fair value of shares vested during the three months ended June 30, 2012 and 2011, was approximately $42 thousand and $0.1 million, respectively.  The total fair value of shares vested during the six-months ended June 30, 2012 and 2011, was approximately $42 thousand and $0.1 million, respectively.

Restricted Stock Grants

A summary of the status of our nonvested restricted stock awards as of June 30, 2012 is presented below (shares in thousands):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	52	$1.46
Granted	—	—
Vested	(41)	1.32
Forfeited or expired	—	—
Nonvested at June 30, 2012	11	$1.99

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

We recorded compensation expense of approximately $1 thousand and $19 thousand in the three-months ended June 30, 2012 and 2011, respectively, associated with restricted stock grants. During the six-months ended June 30, 2012 and 2011, we recorded compensation expense of $3 thousand and $38 thousand, respectively.  As of June 30, 2012, approximately 11 thousand shares of our restricted stock were unvested.

6.  Discontinued Operations

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract.  Destron manufactured radio frequency identification and visual tags primarily for livestock, fisheries and companion pets and SARBE manufactured search and rescue beacons primarily for military applications.  As a result of the sales of Destron and SARBE, the financial condition, results of operations and cash flows of each of these businesses through the date of sale have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.  The PELs contract, which was terminated by the MOD in the second quarter of 2012, is also included in discontinued operations for all periods presented.

PELS Contract

As of December 31, 2011, we had recorded our estimate of the loss on the PELS contract of approximately $3.7 million.  On April 10, 2012, the MOD notified Signature of its exercise of the termination provision of the contract for failure to complete certain milestones for product approvals by the established deadline.  Under the terms of the termination notice, such termination became effective as of April 24, 2012.  As stated in the notice, termination triggered the requirement that Signature reimburse to the MOD all monies paid by the MOD to Signature in respect of this contract for product or inventory previously delivered.  No early termination or other penalties were claimed by the MOD in the termination notice and in the final settlement agreement dated July 6, 2012.  The total amount of reimbursement claimed by the MOD was £0.4 million (approximately $0.7 million at the June 30, 2012 exchange rate), plus VAT.  As a result of the payment of this amount in full in July 2012, and the elimination of revenue from the production phase of the contract, we realized a reduction in expected net cash flow and an increase in the projected loss from the PELS contract of approximately $2.9 million, primarily for the writedown of inventory to estimated realizable value. Accordingly, we accrued an additional loss of $0 in the second quarter of 2012, and approximately $2.9 million on the PELS contract during the six-months ended June 30, 2012. In the aggregate, the loss recognized on the PELS contract in 2011 and the first half of 2012 totaled approximately $6.6 million.

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three and six-months ended June 30, 2012 and 2011. (The losses on the PELS contract are included in cost of sales):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue	$—	$6,661	$—	$15,670
Cost of sales	—	4,799	2,901	10,299
Gross profit (loss)	—	1,862	(2,901)	5,371

Selling, general and administrative expenses	72	2,796	72	5,365
Research and development expenses	—	207	—	436
Operating loss	(72)	(1,141)	(2,973)	(430)

Interest and other income (expense), net	—	73	5	117
Interest expense	—	(138)	—	(310)
Loss on sale	—	(316)	—	(92)
Provision for income taxes	—	(13)	—	(31)
Loss from discontinued operations	(72)	(1,535)	(2,968)	(746)
Loss (income) attributable to noncontrolling interest	1	9	43	(1)
Net loss from discontinued operations attributable to Digital Angel Corporation	$(71)	$(1,526)	$(2,925)	$(747)

Loss from discontinued operations per common share – basic and diluted	$(0.00)	$(0.05)	$(0.09)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	30,501	29,950	30,188	29,801

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The net assets of discontinued operations as of June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30, 2012	December 31, 2011
	(in thousands)
Cash	$—	$17
Accounts receivable	—	563
Inventory	156	3,103
Other current assets	31	831
Total current assets	187	4,514
Fixed assets	—	179
Total assets	$187	$4,693

Accounts payable, accrued expenses and other current liabilities	2,242	4,422
Total current liabilities	$2,242	$4,422
Long-term debt and other long-term liabilities	—	—
Net (liabilities) assets of discontinued operations	$(2,055)	$271

7.  Supplemental Cash Flow Information

In the six-months ended June 30, 2012 and 2011, we had the following non-cash activities:

	Six-Months Ended June 30,
	2012	2011
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock to settle accounts payable	$—	$224
Cash paid for:
Interest	$3	$55

8.  Severance and Separation Expenses

We are subject to indemnification, confidentiality, and three-year non-competition and non-solicitation provisions in connection with the July 2011 Destron Transaction. The terms of the Destron Transaction also required Joseph J. Grillo, our former chief executive officer, to enter into a three-year non-competition agreement with Allflex. Under the terms of Mr. Grillo’s then existing employment agreement with us, if a change of control occurred and Mr. Grillo resigned within six months of the change of control and provided us a four-month notice of such resignation, Mr. Grillo was entitled to a change of control payment equal to one and a half times both his base salary and bonus, or approximately $1.0 million. The Destron Transaction represented a change of control as defined in the agreement. In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $338 thousand, and make other changes to the terms of payment. The additional one year base salary is payable on the earlier of the second anniversary of the closing date of the Destron Transaction or our winding down if, and only if, Mr. Grillo has not found employment by that time. In addition, if Mr. Grillo secures alternative employment during the third year after the closing of the Destron Transaction, he will be obligated to repay the amount earned during the third year up to the amount he received from us.

In February 2012, approximately $1.0 million was placed in the Grillo Rabbi Trust and such funds were distributed to Mr. Grillo in August 2012.  This amount is reflected on the balance sheet at June 30, 2012, as restricted cash and accrued expenses.  Of the remaining balance at June 30, 2012, $338 thousand, which is included in other long-term liabilities, is due to Mr. Grillo as more fully discussed above.

Included on the balance sheet at June 30, 2012 and December 31, 2011 are accrued severance expenses of approximately $1.4 million and $1.4 million, respectively, which include the severance and related payments due to Mr. Grillo under the terms of his employment agreement, as amended.  Mr. Grillo’s severance expense was amortized over the four months ending January 31, 2012 and accordingly, we recorded one month, or approximately $0.3 million of severance expense in the first half of 2012.   In addition, we incurred approximately $0.1 million of severance and separation expenses during the second quarter of 2012 related to U.K. statutory redundancy payments made as a result of headcount reductions.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As of June 30, 2012, our severance and separation accrual, including amounts reflected in other long-term liabilities, was as follows (in thousands):

Total

Balance – January 1, 2012	$1,444

Cash payments	(94)

Balance – June 30, 2012	$1,350

9. Commitments and Contingencies

Lease Termination

During the third quarter of 2011, we made the decision to outsource the manufacturing of the PELS beacons.  As a result, on December 24, 2011, we vacated the Thamesmead U.K. factory/office facility. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease.  Neither Signature nor the Company guaranteed the lease.  We have assessed the liability for the lease termination in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we have accrued an estimated lease termination liability at December 31, 2011 and June 30, 2012.  The estimated amount was included in the results of discontinued operations for the year ended December 31, 2011, and in the current liabilities of discontinued operations at June 30, 2012 and December 31, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.

Destron Transaction Claim of Recovery

On February 3, 2012, we received formal notice of a claim from Allflex, alleging that certain implantable chips supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Historically, we have never experienced the type of defect claimed. This $1.2 million part of the escrow is included in other long-term assets and long-term deferred gain, and the remainder of the escrow of $1.3 million is included in other current assets and current deferred gain at June 30, 2012.  Income will be recognized only upon receipt, if any, of the escrow funds.

SARBE Sale Escrow

Included in funds held in escrow from sales of businesses at December 31, 2011 was an outstanding escrow of £0.2 million (or approximately $0.3 million) from the sale of our SARBE business. The funds were placed in escrow to cover certain indemnifications. During the quarter ended June 30, 2012, we were notified that claims had been made against the escrow, which are still pending.  Therefore, as of June 30, 2012, our unaudited condensed consolidated balance sheet no longer reflects these funds as being held in escrow nor does it reflect the associated deferred gain on the sale of the SARBE business.

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

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011

Revenue	100%	100%	100%	100%
Cost of sales	57	57	56	57
Gross profit	43	43	44	43

Selling, general and administrative expenses	128	142	121	183
Severance and separation expenses	11	─	27	─
Operating loss	(96)	(99)	(104)	(140)

Other (expense) income, net	3	133	─	113
Interest expense	─	(39)	─	(104)
Loss from continuing operations before income tax provision	(93)	(5)	(104)	(131)

Provision for income taxes	─	─	─	─
Loss from continuing operations	(93)	(5)	(104)	(131)

Loss from discontinued operations	(8)	(145)	(179)	(40)
Net loss	(101)	(150)	(283)	(171)

Loss attributable to the noncontrolling interest, continuing operations	─	1	─	1
(Loss) income attributable to the noncontrolling interest, discontinued operations	─	1	3	─

Net loss attributable to Digital Angel Corporation	(101)%	(148)%	(280)%	(170)%

Results of Continuing Operations

Outlook and Trends

Going forward, we will continue to try to maximize the cash flow from SigComm, our remaining business.  During this process, our board of directors is continuing to evaluate strategic alternatives for SigComm, including a possible sale of SigComm. New revenue opportunities that could benefit shareholder value continue to be explored.  We have been working with investment firms who have been assisting us in identifying and evaluating companies that might be interested in merging with us as well as opportunities that would allow us to enter into new markets. We believe that such opportunities may enhance shareholder value by allowing us to capitalize on our public company listing and existing stockholder base.

We expect 2012 sales and gross profits for SigComm to be comparable with the 2011 results and we expect SigComm’s and corporate’s selling, general and administrative expenses to continue to decrease in 2012 as compared to 2011.  We presently operate with one U.S.-based corporate employee, three outsourced, part-time consultants, one outsourced, full-time consultant and three board members in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as an Over-the-Counter Bulletin Board, or OTC Bulletin Board, publicly-traded company.  Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity.

Three-Months Ended June 30, 2012 Compared to Three-Months Ended June 30, 2011

Revenue

Our revenue was approximately $0.8 million and $1.1 million for the three-months ended June 30, 2012 and 2011, respectively. Sales decreased in the second quarter of 2012, primarily due to depressed sales and unfavorable market trading conditions within the oil and gas sector of SigComm’s business.  We expect revenue for the remainder of 2012 to remain relatively constant.  Revenue from short-term equipment rentals was similar for each period.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.4 million and $0.5 million for the three-months ended June 30, 2012 and 2011, respectively.  Gross profit margin was 43% in the three-months ended June 30, 2012 as compared to 43% in the three-months ended June 30, 2011.  The decrease in the gross profit amount related to the reduction in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.1 million and $1.5 million for the three-months ended June 30, 2012 and 2011, respectively, and were 128% and 142% of revenue for the same respective periods.  The $0.4 million decrease in selling, general and administrative expenses was due primarily to the scale down of our corporate and U.K.-based operations, including vacating the Thamesmead facility in December 2011, reduction in corporate and U.K. personnel costs and other cost containment measures.  For the three months ended June 30, 2012 and 2011, selling, general and administrative expenses consisted of $0.6 million and $0.7 million, respectively, of expenses associated with Signature’s U.K. operations and $0.5 million and $0.8 million, respectively, of corporate related expenses.  We expect Signature’s expenses to decrease somewhat as we continue to reduce headcount and consolidate operations in our Scotland, U.K. facility.  We expect corporate expenses to remain relatively constant for the remainder of the year.

Severance and Separation Expenses

We incurred approximately $0.1 million of severance and separation expenses during the second quarter of 2012. The severance expense related to U.K. statutory redundancy payments made as a result of headcount reductions.

Other Income (Expense), Net

Other income (expense) was approximately $30 thousand in the quarter ended June 30, 2012 compared to $1.4 million in the quarter ended June 30, 2011.  The $1.4 million decrease in other income in 2012, as compared to 2011, is primarily related to the revaluation of the outstanding warrants to fair value during the three-months ended June 30, 2011. The warrants outstanding at June 30, 2011 were repurchased in July 2011 in connection with the Destron Transaction.  Therefore, no warrants were outstanding during the three months ended June 30, 2012.

Interest Expense

Interest expense was $2 thousand and $0.4 million for the second quarters ended June 30, 2012 and 2011, respectively. The decrease was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $0.3 million of the interest expense in the three-months ended June 30, 2011 related to the value of warrants that we issued in connection with the debentures.

Income Taxes

We did not have an income tax provision or benefit for the three-months ended June 30, 2012 and 2011.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of June 30, 2012, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future results. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the three-months ended June 30, 2012 and 2011.

Loss from Continuing Operations

During the three months ended June 30, 2012 and 2011, we reported a loss from continuing operations of approximately $0.8 million and $47 thousand, respectively. The increase in the loss for 2012 compared to 2011 relates primarily to the $1.4 million decrease in other income related primarily to the revaluation of previously outstanding warrants to fair value, $0.1 million of severance and separation expenses during the second quarter of 2012 compared to the second quarter of 2011, and lower gross profit of $0.1 million.  This increase in the loss was partially offset by the reduced interest expense of $0.4 million and reduced selling, general and administrative expenses of approximately $0.4 million.  We expect our loss from continuing operations to decrease during the remainder of 2012 due to anticipated lower selling, general and administrative expenses and lower severance and separation expenses.

Six-Months Ended June 30, 2012 Compared to Six-Months Ended June 30, 2011

Revenue

Our revenue was approximately $1.7 million and $1.9 million for the six-months ended June 30, 2012 and 2011, respectively. We expect revenues for the remainder of 2012 to remain relatively constant. Revenue from short-term equipment rentals was similar for each period.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.7 million and $0.7 million for the six-months ended June 30, 2012 and 2011, respectively.  Gross profit margin increased slightly to 44% in the six-months ended June 30, 2012 as compared to 43% in the three-months ended June 30, 2011, primarily due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million and $3.4 million for the six-months ended June 30, 2012 and 2011, respectively, and were 121% and 183% of revenue for the same respective periods.  The $1.4 million decrease in selling, general and administrative expenses was due primarily to the scale down of our U.K. operations, including vacating the Thamesmead facility in December 2011, reduction in corporate and U.K.-based personnel costs and other cost containment measures.  For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses consisted of $1.0 million and $2.1 million, respectively, of expenses associated with Signature’s U.K. operations and $1.0 million and $1.3 million, respectively, of corporate related expenses.  We expect Signature’s expenses to decrease as we continue to reduce headcount and consolidate operations in our Scotland, U.K. facility.  We expect corporate expenses to remain relatively constant for the remainder of the year.

Severance and Separation Expenses

We incurred approximately $0.4 million of severance and separation expenses during the first half of 2012. Approximately $0.3 million of the severance expense related to a change of control provision in our former CEO’s employment agreement, which was triggered by the sale of Destron, and approximately $0.1 million related to  U.K. statutory redundancy payments made as a result of headcount reductions.

Other Income (Expense), Net

Other income (expense) was nil in the six-months ended June 30, 2012 compared to $2.1 million in the six-months ended June 30, 2011.  The $2.1 million decrease in other income in 2012, as compared to 2011, is primarily related to the revaluation of the outstanding warrants to fair value during the six-months ended June 30, 2011. The warrants outstanding at June 30, 2011 were repurchased in July 2011 in connection with the Destron Transaction.  Therefore, no warrants were outstanding during 2012.

Interest Expense

Interest expense was $3 thousand and $2.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $1.5 million of the interest expense in the six-months ended June 30, 2011 related to the value of warrants that we issued in connection with the debentures.

Income Taxes

We did not have an income tax provision or benefit for the six-months ended June 30, 2012 and 2011.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of June 30, 2012, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future results. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the six-months ended June 30, 2012 and 2011.

Loss from Continuing Operations

During the six months ended June 30, 2012 and 2011, we reported a loss from continuing operations of approximately $1.7 million and $2.5 million, respectively. The decrease in the loss for 2012 compared to 2011 relates primarily to the $2.0 million decrease in interest expense, as well as the $1.4 million decrease in selling, general and administrative expenses, partially offset by the $2.1 million decrease in other income related primarily to the revaluation of previously outstanding warrants to fair value, and $0.4 million of severance and separation expenses during the first half of 2012 compared to the first half of 2011.  We expect our loss from continuing operations to decrease during the remainder of 2012 due to anticipated lower selling, general and administrative expenses and severance and separation expenses.

Liquidity and Capital Resources

As of June 30, 2012, cash totaled $2.9 million, a decrease of $3.4 million, from $6.3 million at December 31, 2011.

Net cash used in operating activities totaled $3.4 million in the first six months of 2012 and $0.7 million in the first half of 2011.  In 2012, cash was used primarily by the net loss, payments of accounts payable and accrued obligations and discontinued operations.  In 2011, cash was used primarily by the net loss, partially offset by discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, were $0.6 million and $0.4 million, at June 30, 2012 and December 31, 2011, respectively. We anticipate accounts receivable to remain at a similar level to the June 30th balance going forward.

•	Accounts payable decreased to $0.7 million at June 30, 2012 from $0.8 million at December 31, 2011. We anticipate accounts payable to decrease during the remainder of 2012 with cash payments.
•
Accrued expenses decreased to $2.4 million at June 30, 2012, from $2.7 million at December 31, 2011.  We expect accrued expenses to decrease during the year, primarily due to the distribution of approximately $1.0 million of restricted cash funds placed in February 2012 in the Grillo Rabbi Trust for the change in control payment.  Such funds were distributed to Mr. Grillo in August 2012.

Investing activities provided cash of $25 thousand and $0.3 million in the first six months of 2012 and 2011, respectively. In 2012, cash was provided by collections on notes receivables offset by purchases of fixed assets, and in 2011, cash was primarily provided by collection on notes receivables and a decrease in other assets.

Financing activities provided cash of $0.1 million and $0.6 million during the first six months of 2012 and 2011, respectively.  In 2012, cash was provided by advances under note payable from our U.K. factor, slightly offset by other notes payable payments. In 2011, cash was primarily provided by the proceeds from issuance of debentures, partially offset by discontinued operations.

Financial Condition

As of June 30, 2012, we had a working capital deficiency of approximately $0.5 million. However, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  In addition, under the terms of the Destron Transaction $2.5 million of the purchase price has been placed in an escrow fund. On February 3, 2012, we received formal notice of a claim under the purchase agreement from Allflex alleging that certain implantable chips supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  We have disputed this claim and notified Allflex that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Historically, we have never experienced the type of defect claimed. This $1.2 million part of the escrow is included in other long-term assets and long-term deferred gain, and the remainder of the escrow of $1.3 million is included in other current assets and current deferred gain at June 30, 2012.  Income will be recognized only upon receipt, if any, of the escrow funds.  The escrow agreement provides for a January 2013 release.

We used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding notes payable, accounts payable, accrued expenses and other outstanding liabilities, including severance related liabilities, to fund working capital and to fund obligations under the PELS contract, including the termination payment to the MOD that we made in July 2012. With the remaining net proceeds and the expected release of some or all of the funds held in escrow, we believe that we have sufficient funds to operate the business and meet our commitments and obligations over the next twelve months ending June 30, 2013.  See further discussion in Note 1 to our accompanying unaudited condensed consolidated financial statements.

During the next several months, our board of directors will continue to evaluate strategic alternatives for our SigComm business and for us as a whole. To this end, in May 2012, we engaged a financial advisor on a non-exclusive basis to assist our board in identifying and evaluating potential strategic options.  One strategic alternative is to sell our SigComm business however we have not yet located a buyer for SigComm despite several attempts and many inquiries.  While the settlement of the PELS contract with the MOD resolved a major ongoing potential liability, several additional legal issues and outstanding liabilities must be resolved before we can act on our previously-discussed strategy of liquidating and distributing a dividend. These include claims against the escrow from the sale of Signature’s SARBE division in June of 2011 and claims against the escrow from the sale of Destron Fearing and a potential payment that may be due under a lease related to Signature’s former U.K. manufacturing facility in Thamesmead. It is possible that no dividend payment will be made or be permissible under Delaware corporate law requirements.

With the ongoing legal claims and the difficulty finding a buyer for SigComm, and the uncertainty surrounding our working capital requirements over the next several months, our board of directors is taking a closer look at other strategic alternatives. Many possibilities have been reviewed by management, the board and their advisors. Several of those alternatives could provide greater value for shareholders than the distribution of dividend, especially since the timing of such a payout is uncertain. We have been working with investment firms who have been assisting us in identifying and evaluating companies that might be interested in merging with us as well as opportunities that would allow us to enter into new markets. We believe that such opportunities may enhance shareholder value by allowing us to capitalize on our public company listing and existing stockholder base.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our ability to fund our operations;
•	our ability to identify favorable strategic alternatives;
•	our ability to have excess cash available for future actions;
•	anticipated trends in our business and demographics;
•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to enforce our patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;
•	worldwide political stability and economic growth;
•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our operational strategies including, without limitation, our ability to deploy our products;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	uncertainty regarding the payment of any special cash dividend, including the timing and amount;
•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
•	our ability to realize the funds held in escrow from the sale of Destron;
•	our ability to successfully sell our remaining Signature business, if we decide to do so and such opportunities are present;
•	the impact of foreign currency exchange rate fluctuations and additional risks of foreign operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	the impact of our inability to compete with Destron’s business for three years;
•	volatility in our stock price, including a significant decrease over the past few years; and
•
our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 5 of our Annual Report on Form 10-K filed with the SEC  on March 29, 2012, and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of June 30, 2012, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provided a cautionary discussion of risks and uncertainties under the section below in Part II, Item 1A entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2011. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended June 30, 2012. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our second fiscal quarter of 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Termination of the PELS contract has had a negative impact on our projected cash flows and funds available for future plans.

The MOD’s termination of the PELS contract caused a reduction in expected net cash flow from this contract of approximately $2.9 million.  This reduction resulted from the resolution of the claim made by the MOD for product or inventory previously delivered, as well as the elimination of expected future revenue that would have come from the production phase of the contract. The termination of this PELS contract has created significant uncertainties regarding our future plans and the cash available for (and timing of) any dividend payment to stockholders.  It is possible that no dividend payment will be made or be permissible.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2012, the Company issued 500,000 shares of our common stock, $0.01 par value, to each of two consultants (total of 1 million shares) for services rendered for an aggregate value of $40,000.  The shares of common stock were issued to the consultants without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

ITEM 6.  EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)

Date: August 14, 2012	By:	/s/ Lorraine M. Breece
		Name:	Lorraine M. Breece
		Title:	Chief Financial Officer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Daniel E. Penni, Interim Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith