Form 10-Q/A
period 2012-06-30
DIGITAL ANGEL CORP
filed 2012-09-07
CIK 924642

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

Commission file number: 000-26020
________________

DIGITAL ANGEL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

300 State Street, Suite 214, New London, CT	06320
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Daniel E. Penni, Interim Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase DocumenT+

* Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 000-26020), as filed with the  Securities and Exchange Commission on August 14, 2012.
+ These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION (Registrant)

Date:	September 7, 2012	By:	/s/ Lorraine M. Breece
			Name:	Lorraine M. Breece
			Title:	Chief Financial Officer (Duly Authorized Officer)