Form 10-Q
period 2012-09-30
DIGITAL ANGEL CORP
filed 2012-11-14
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
 Large accelerated filer  ☐   Accelerated filer  ☐                Non-accelerated filer☐ (Do not check if smaller reporting company) Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at November 9, 2012
Common Stock, $.01 par value per share	30,874,685 shares

DIGITAL ANGEL CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except par values)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Current Assets
Cash	$1,464	$6,302
Accounts receivable assigned to factor, net of allowance for doubtful accounts of $9 and $56 at September 30, 2012 and December 31, 2011, respectively	756	434
Inventories, consisting of finished goods	227	130
Note receivable	107	102
Other current assets	152	569
Funds held in escrow from sales of businesses	1,250	309
Current assets of discontinued operations	171	4,514
Total Current Assets	4,127	12,360

Property and equipment, net	202	195
Funds held in escrow from sale of business	1,191	2,500
Note receivable	133	203
Other assets of discontinued operations, net	—	179
Total Assets	$5,653	$15,437

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Notes payable	$—	$40
Accounts payable	843	844
Advances from factor	212	39
Accrued expenses	2,049	2,723
Deferred gain on sale of businesses	1,386	439
Current liabilities of discontinued operations	1,721	4,422
Total Current Liabilities	6,211	8,507

Deferred gain on sale of business	1,191	2,500
Other liabilities	81	419
Total Liabilities	7,483	11,426

Commitments and Contingencies:

Stockholders’ (Deficit) Equity:
Digital Angel Corporation stockholders’ equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 30,875 and 29,875, respectively)	309	299
Additional paid-in capital	591,448	591,287
Accumulated deficit	(592,931)	(587,275)
Accumulated other comprehensive loss – foreign currency translation, net of tax	(495)	(183)
Total Digital Angel Corporation stockholders’ (deficit) equity	(1,669)	4,128
Noncontrolling interest	(161)	(117)
Total Stockholders’ (Deficit) Equity	(1,830)	4,011
Total Liabilities and Stockholders’ (Deficit) Equity	$5,653	$15,437

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Three-Months Ended September 30, 2012	For the Three-Months Ended September 30, 2011

Revenue (including short-term equipment rentals of $309 and $299)	$1,028	$920

Cost of sales	622	553

Gross profit	406	367

Selling, general and administrative expenses	937	1,882
Development expenses	20	—
Severance and separation expenses	180	—
Total operating expenses	1,137	1,882

Operating loss	(731)	(1,515)

Other expense, net	(1)	(1,210)
Interest expense	(30)	(1,479)

Loss from continuing operations before provision for income taxes	(762)	(4,204)

Provision for income taxes	—	—

Loss from continuing operations	(762)	(4,204)

Loss from discontinued operations	(262)	(639)

Net loss	(1,024)	(4,843)

Loss attributable to the noncontrolling interest, continuing operations	4	9
Loss attributable to the noncontrolling interest, discontinued operations	3	282

Net loss attributable to Digital Angel Corporation	$(1,017)	$(4,552)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.02)	$(0.14)
Loss from discontinued operations, net of noncontrolling interest	(0.01)	(0.01)
Net loss per common share	$(0.03)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	30,875	30,009

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except per share data)

	For the Nine-Months Ended September 30, 2012	For the Nine-Months Ended September 30, 2011

Revenue (including short-term equipment rentals of $526 and $555)	$2,686	$2,794

Cost of sales	1,558	1,618

Gross profit	1,128	1,176

Selling, general and administrative expenses	2,933	5,320
Development expenses	20	—
Severance and separation expenses	622	—
Total operating expenses	3,575	5,320

Operating loss	(2,447)	(4,144)

Other (expense) income, net	(1)	917
Interest expense	(33)	(3,432)

Loss from continuing operations before provision for income taxes	(2,481)	(6,659)

Provision for income taxes	—	—

Loss from continuing operations	(2,481)	(6,659)

Loss from discontinued operations	(3,230)	(1,385)

Net loss	(5,711)	(8,044)

Loss attributable to the noncontrolling interest, continuing operations	9	28
Loss attributable to the noncontrolling interest, discontinued operations	46	281

Net loss attributable to Digital Angel Corporation	$(5,656)	$(7,735)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.08)	$(0.22)
Loss from discontinued operations, net of noncontrolling interest	(0.11)	(0.04)
Net loss per common share	$(0.19)	$(0.26)

Weighted average number of common shares outstanding – basic and diluted	30,418	29,871

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
 (in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,024)	$(4,843)	$(5,711)	$(8,044)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment reclassified to earnings	—	1,361	—	1,361
Other foreign currency translation adjustments	(286)	118	(301)	8
Comprehensive loss	(1,310)	(3,364)	(6,012)	(6,675)
Comprehensive loss attributable to noncontrolling interest	4	297	44	315
Comprehensive loss attributable to Digital Angel Corporation	$(1,306)	$(3,067)	$(5,968)	$(6,360)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity (Unaudited)
For the Nine-Months Ended September 30, 2012
(in thousands)

	Digital Angel Corporation Stockholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	(Deficit) Equity

Balance, December 31, 2011	29,875	$299	$591,287	$(587,275)	$(183)	$(117)	$4,011

Net loss	—	—	—	(5,656)	—	(55)	(5,711)
Foreign currency translation adjustments	—	—	—	—	(312)	11	(301)
Issuance of common stock for services	1,000	10	30	—	—	—	40
Share based compensation	—	—	131	—	—	—	131

Balance, September 30, 2012	30,875	$309	$591,448	$(592,931)	$(495)	$(161)	$(1,830)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (in thousands)

	For the Nine- Months Ended September 30, 2012	For the Nine- Months Ended September 30, 2011
Cash Flows From Operating Activities
Net loss	$(5,711)	$(8,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,230	1,385
Equity compensation and administrative expenses	131	131
Depreciation and amortization	111	33
Loss on disposal of equipment	3	—
Amortization of debt discount and financing costs	—	2,772
Allowance for doubtful accounts	(47)	—
Inventory excess and obsolescence adjustments	30	—
Accumulated other comprehensive loss recognized in earnings	—	1,361
Foreign currency translation (gain) loss	(204)	148
Change in fair value of warrant liabilities	—	(2,083)
Common stock issued for services	40	—
Changes in assets and liabilities:
Increase in accounts receivable	(248)	(192)
(Increase) decrease in inventories	(119)	93
Decrease (increase) in other current assets	488	(47)
Decrease in accounts payable, accrued expenses and other liabilities	(1,140)	(3,483)
Net cash used in discontinued operations	(1,442)	(948)
Net Cash Used In Operating Activities	(4,878)	(8,874)

Cash Flows From Investing Activities
Collections of notes receivable	78	95
Decrease in other assets	—	162
Payments for property and equipment	(113)	(72)
Net cash provided by discontinued operations	—	21,832
Net Cash (Used In) Provided by Investing Activities	(35)	22,017

Cash Flows From Financing Activities
Amounts borrowed (repaid) on advances from factors	168	(88)
Net (payments) borrowings of debt	(40)	63
Proceeds from sale of debentures	—	2,000
Payments of debentures	—	(2,000)
Repurchase of common stock warrants	—	(620)
Stock issuance costs	—	(14)
Financing costs	—	(8)
Net cash used in discontinued operations	—	(4,363)
Net Cash Provided by (Used In) Financing Activities	128	(5,030)

Net (Decrease) increase In Cash	(4,785)	8,113

Effect of Exchange Rate Changes on Cash	(53)	—

Cash – Beginning of Period	6,302	268

Cash – End of Period	$1,464	$8,381

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

Digital Angel Corporation, a Delaware corporation, and its subsidiaries, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) began operating in two business segments during the three-months ended September 30, 2012: Digital Games and Signature Communications, or SigComm. We began our Digital Games division in August 2012, which operates within our wholly-owned subsidiary, Thermo Life Energy Corp., doing business as Digital Games. Previously, we operated only SigComm, which comprises the operations of Signature Industries Limited, or Signature, our 98.5% owned subsidiary located in the United Kingdom (“U.K.”).  Signature’s functional currency is British Pounds.  Our reporting currency is U.S. Dollars.  Our business segments are more fully discussed below under the heading Recent Events and in Note 6.

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

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, assumptions used in Black-Scholes and other option valuation models, estimated contract losses, lease termination obligations and other contingent liabilities, among others.

Recent Events

Effective August 23, 2012, we announced the appointment of L. Michael Haller to serve as our chief executive officer, (“CEO”), as part of an initiative to shift our business focus in a new strategic direction. As our new CEO, Mr. Haller is focusing on developing and implementing a new strategy focused on consumer applications and mobile games designed for tablets, smartphones, and other mobile devices. After a thorough review process, the Company’s management team, board of directors and advisors determined that the new strategic direction offers the most viable opportunity to: (i) build a sustainable business around the Company’s current public structure; and (ii) to maximize shareholder value.  See Notes 5 and 6.

Discontinued Operations

In July 2011, we sold all of our outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing, (“Destron”) to Allflex USA, Inc. (the “Destron Transaction”).  In June 2011, we sold certain assets of our SARBE business excluding one contract for the sale of personal emergency location beacons (“PELS”) to the U.K. Ministry of Defence, or MOD.  In April 2012, the MOD notified Signature of its exercise of the termination provision of the PELS contract effective April 24, 2012. The final settlement agreement resulted in a reimbursement to the MOD of approximately £0.4 million (approximately $0.7 million at the July 2012 exchange rate) plus value added tax (“VAT”) in July 2012.  The Destron transaction, SARBE sale and settlement agreement with the MOD are more fully discussed in Note 7.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Related Parties

We have in the past entered into various related party transactions. Each of these transactions is described in Note 13 to our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity

As of September 30, 2012, the Company had cash of approximately $1.5 million, and a working capital deficiency of approximately $2.1 million.  However, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  Over the next twelve months ending September 30, 2013, the Company expects to achieve positive operating cash flows from its Digital Games and SigComm businesses.  However, the timing or certainty of attaining positive cash flows or generating revenue from the Digital Games operations is uncertain at this time.  Further, the Company expects to realize cash inflows from the release of funds held in escrow from the sale of Destron, although the amount, if any, that will be realized is uncertain at this time.

Our goal to achieve profitability and to generate positive cash flows from our mobile game operations will require additional capital. Our capital requirements depend on a variety of factors, including but not limited to, the success, timing, and amount of investment required to bring our new mobile game products on-line and revenue growth or decline. We established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of businesses, the sale of common stock and preferred shares and proceeds from the issuance of debt. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. In addition, our factoring line may also be amended or terminated at any time by the lender with six months’ notice. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

3. Accrued Expenses

The following table summarizes the significant components of accrued expenses.

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued severance and separation expenses	530	1,106
Liabilities of companies whose assets we have sold	667	667
Accrued consulting and professional fees	328	173
Accrued payroll, taxes and benefits	223	269
Other accruals	301	508
Total accrued expenses	$2,049	$2,723

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

4.  Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted loss per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(758)	$(4,195)	$(2,472)	$(6,631)
Loss from discontinued operations	(259)	(357)	(3,184)	(1,104)
Net loss attributable to common stockholders	$(1,017)	$(4,552)	$(5,656)	$(7,735)

Denominator for basic and diluted loss per share attributable to Digital Angel Corporation:

Basic and diluted weighted-average shares outstanding (1)	30,875	30,009	30,418	29,871

Loss per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0. 02)	$(0.14)	$(0.08)	$(0.22)
Discontinued operations	(0.01)	(0.01)	(0.11)	(0.04)
Total — basic and diluted	$(0. 03)	$(0. 15)	$(0.19)	$(0.26)

(1)
The following stock options, warrants and restricted stock outstanding as of September 30, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive.  (The warrants outstanding at September 30, 2011 were repurchased during 2011 as more fully discussed in Note 4 to our Annual Report on Form 10-K for the year ended December 31, 2011):

	September 30,
	2012	2011
	(in thousands)
Stock options (see Note 5)	12,536	2,543
Warrants	—	752
Restricted stock	11	149
Total	12,547	3,444

5.  Stockholders’ Equity

Common Stock

In May 2012, we issued 500,000 shares of our common stock to each of two consultants (for a total of 1,000,000 shares) for strategic advisory services rendered for an aggregate value of $40,000.  The shares were valued at the fair market value of the stock on the date of issuance which was $0.04 per share.  Under the terms of the non-exclusive advisory services agreement, we paid a non-refundable up front fee of $20,000 and we agreed to pay $3,500 per month during the 12 month term of the engagement.  As a result of our decision to enter into the mobile game application business, which represented a transaction under the terms of the agreement, the monthly fee was increased to $20,000 or $180,000 in the aggregate.  Accordingly, we accrued the $180,000 during the three-months ended September 30, 2012.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Stock Option Plans

We have stock-based employee plans, which were outstanding as of September 30, 2012, and are more fully described in Note 6 to our Annual Report on Form 10-K for the year ended December 31, 2011.

Stock Option Activity

During the three and nine-months ended September 30, 2012, we granted 10.4 million stock options with a weighted average fair value of $0.04.  Of the options granted, 10.0 million were granted outside of our stock option plans to our new CEO as an inducement to employment and 0.4 million were granted to employees and consultants under our 2003 Flexible Stock Plan. There were no stock options granted during the third quarter or nine months ended September 30, 2011.

We account for our stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method.  The weighted-average values of the assumptions used to value the options granted in the three and nine-months ended September 30, 2012 were as follows: expected term of 10 years, expected volatility of 124%, risk-free interest rate of 2.36%, and expected dividend yield of 0%.

Stock Option Granted to CEO

Effective August 27, 2012, we granted an option to purchase 10.0 million shares of our common stock to our CEO. The options have an exercise price of $0.05 per share and expire on August 26, 2022.  Two million of the stock options valued at approximately $0.1 million and which were granted as a signing bonus, vested on the date of grant.  The remaining 8.0 million shares under the option contain performance-based criteria, which must be met in order for the stock options to vest. These performance criteria are based on achievement of certain levels of gross revenue and aggregate positive net cash flow (or lower levels of aggregate positive net cash flow if a minimum stock price is reached).  Based on our pipeline of games currently under development, we estimate to release these games within the next six to nine months, and thus have estimated that the performance measurements will be met over the 12 to 13 month period from the date of grant.  Accordingly, we are amortizing the value of the remaining option to purchase 8.0 million shares of common stock, which was determined to be approximately $0.3 million, over the estimated vesting period.  We will adjust the amortization period for the compensation expense associated with the performance-based options, if we believe that a change in the estimated timing for achieving the performance-based criteria is warranted.  While the option contains a market condition, it is expected to vest based on the performance criteria and therefore the option was valued using the BSM option-pricing formula.

During the three-months ended September 30, 2012 and 2011, we recorded a total of approximately $0.1 million and $24 thousand, respectively, in compensation expense related to stock options granted to our employees and consultants (who provide corporate support services).  During the nine-months ended September 30, 2012 and 2011, we recorded approximately $0.1 million and $65 thousand, respectively, in compensation expense related to stock options granted to our employees and consultants.

A summary of our stock option activity as of September 30, 2012, and changes during the nine-months then ended, is presented below (in thousands, except per share amounts):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,471	$16.05
Granted	10,380	0.05
Exercised	—	—
Forfeited or expired	(315)	20.62
Outstanding at September 30, 2012	12,536	2.69	8.8	$200	*
Vested or expected to vest at September 30, 2012	12,536	2.69	8.8	$200	*
Exercisable at September 30, 2012	4,527	7.35	6.8	$40	*
*
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.07 per share at September 30, 2012.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

There were no stock option exercises during the nine-months ended September 30, 2012 and 2011. At September 30, 2012, we had approximately 1.4 million shares available to be granted under our plans. As of September 30, 2012, there was approximately $0.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately 1 year. The total fair value of shares vested during the three months ended September 30, 2012 and 2011, was approximately $0.1 million and $0.1 million, respectively.  The total fair value of shares vested during the nine-months ended September 30, 2012 and 2011, was approximately $0.2 million and $0.2 million, respectively.

Restricted Stock Grants

A summary of the status of our nonvested restricted stock awards as of September 30, 2012 is presented below (shares in thousands):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	52	$1.46
Granted	—	—
Vested	(41)	1.32
Forfeited or expired	—	—
Nonvested at September 30, 2012	11	$1.99

We recorded compensation expense of approximately $1 thousand and $29 thousand in the three-months ended September 30, 2012 and 2011, respectively, associated with restricted stock grants. During the nine-months ended September 30, 2012 and 2011, we recorded compensation expense of $4 thousand and $67 thousand, respectively.  As of September 30, 2012, approximately 11 thousand shares of our restricted stock were unvested.

6.  Segments

We operate in two segments: SigComm and Digital Games.

SigComm— is a distributor of two-way communications equipment in the U.K. Products offered range from conventional radio systems used by the majority of its customers, for example, for safety and security uses and construction and manufacturing site monitoring, to trunked radio systems for large scale users, such as local authorities and public utilities.

Digital Games—designs, develops and plans to publish consumer applications and mobile games for tablets, smartphones and other mobile devices. Our Digital Games segment which is located in Sherman Oaks, California, began in August 2012, when we hired Mr. Haller, our new CEO, as more fully discussed in Note 1. We currently have several games under development by our staff of eleven employees who are experienced artists and programmers.  Based on our preliminary estimates, we expect development costs to range between $0.3 million to $0.6 million per quarter.  These estimates vary significantly as a result of the number and complexity of games under development at any point in time.  We currently expect to begin generating revenue from the games under development in the first quarter of 2013.

The Corporate/Eliminations category includes general and administrative expenses, interest expense and income and other expenses associated with corporate activities and functions.

It is on this basis that the Company’s management utilizes the financial information to assist in making internal operating decisions.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company evaluates performance based on stand-alone segment operating performance as presented below. The following is the selected segment data as of and for the periods ended:

As of and For the Three-Months Ended September 30,	SigComm	Digital Games	Corporate/ Eliminations	Total From Continuing Operations
	(in thousands)
2012
Total net revenue	$1,028	$—	$—	$1,028
Operating loss	(234)	(121)	(376)	(731)
Loss from continuing operations before income taxes and minority interest	(264)	(121)	(377)	(762)
Total assets from continuing operations	$1,597	$5	$3,880	$5,482
2011
Total net revenue	$920	$—	$—	$920
Operating loss	(581)	—	(934)	(1,515)
Loss from continuing operations before income taxes and minority interest	(585)	—	(3,619)	(4,204)
Total assets from continuing operations	$2,140	$—	$12,467	$14,607

As of and For the Nine-Months Ended September 30,	SigComm	Digital Games	Corporate/ Eliminations	Total From Continuing Operations
	(in thousands)
2012
Total net revenue	$2,686	$—	$—	$2,686
Operating loss	(570)	(121)	(1,756)	(2,447)
Loss from continuing operations before income taxes and minority interest	(604)	(121)	(1,756)	(2,481)
Total assets from continuing operations	$1,597	$5	$3,880	$5,482
2011
Total net revenue	$2,794	$—	$—	$2,794
Operating loss	(1,915)	—	(2,229)	(4,144)
Loss from continuing operations before income taxes and minority interest	(1,940)	—	(4,719)	(6,659)
Total assets from continuing operations	$2,140	$—	$12,467	$14,607

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

PELS Contract

As of December 31, 2011, we had recorded our estimate of the loss on the PELS contract of approximately $3.7 million, of which $2.8 million was recorded in the three and nine-months ended September 30, 2011.  On April 10, 2012, the MOD notified Signature of its exercise of the termination provision of the contract for failure to complete certain milestones for product approvals by the established deadline.  Under the terms of the termination notice, such termination became effective as of April 24, 2012.  As stated in the notice, termination triggered the requirement that Signature reimburse to the MOD all monies paid by the MOD to Signature in respect of this contract for product or inventory previously delivered.  No early termination or other penalties were claimed by the MOD in the termination notice and in the final settlement agreement dated July 6, 2012.  The total amount of reimbursement claimed by the MOD was £0.4 million (approximately $0.7 million at the July 6, 2012 exchange rate), plus VAT.  As a result of the payment of this amount in full in July 2012, and the elimination of revenue from the production phase of the contract, we realized a reduction in expected net cash flow and an increase in the projected loss from the PELS contract of approximately $2.9 million, primarily for the writedown of inventory to estimated realizable value. Accordingly, we accrued an additional loss of approximately $2.9 million on the PELS contract during the nine-months ended September 30, 2012, the majority of which was accrued in the first quarter of 2012. In the aggregate, the loss recognized on the PELS contract in 2011 and the nine-months of 2012 totaled approximately $6.6 million.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table, in thousands, presents the results of operations of our discontinued operations, excluding any allocated or common overhead expenses, for the three and nine-months ended September 30, 2012 and 2011. (The losses on the PELS contract are included in cost of sales):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue	$—	$864	$—	$16,534

Cost of sales	—	4,104	2,901	14,403
Gross profit (loss)	—	(3,240)	(2,901)	2,131

Selling, general and administrative expenses	262	3,108	334	8,322
Research and development expenses	—	64	—	500
Operating loss	(262)	(6,412)	(3,235)	(6,691)

Interest and other income (expense), net	—	6	5	122
Interest expense	—	(179)	—	(489)
Gain on sale	—	5,948	—	5,706
Provision for income taxes	—	(2)	—	(33)
Loss from discontinued operations	(262)	(639)	(3,230)	(1,385)
Loss attributable to noncontrolling interest	3	282	46	281
Net loss from discontinued operations attributable to Digital Angel Corporation	$(259)	$(357)	$(3,184)	$(1,104)

Loss from discontinued operations per common share – basic and diluted	$(0.01)	$(0.01)	$(0.11)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	30,875	30,009	30,418	29,871

The net assets of discontinued operations as of September 30, 2012 and December 31, 2011, were as follows (in thousands):

	September 30, 2012	December 31, 2011
	(in thousands)
Cash	$—	$17
Accounts receivable	—	563
Inventory	162	3,103
Other current assets	9	831
Total current assets	171	4,514
Fixed assets	—	179
Total assets	$171	$4,693

Accounts payable, accrued expenses and other current liabilities	1,721	4,422
Total current liabilities	$1,721	$4,422
Long-term debt and other long-term liabilities	—	—
Net (liabilities) assets of discontinued operations	$(1,550)	$271

8.  Supplemental Cash Flow Information

In the nine-months ended September 30, 2012 and 2011, we had the following non-cash activities:

	Nine-Months Ended September 30,
	2012	2011
	(in thousands)
Non-cash operating activities:
Issuance of shares of common stock to settle accounts payable	$—	$224
Cash paid for:
Interest	$33	$659

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

9. Severance and Separation Expenses

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

Included on the balance sheet at September 30, 2012 and December 31, 2011 are accrued severance expenses of approximately $0.5 million and $1.4 million, respectively, which included the severance and related payments due to Mr. Grillo under the terms of his employment agreement, as amended.  Mr. Grillo’s severance expense was amortized over the four months ending January 31, 2012 and accordingly, we recorded one month, or approximately $0.3 million of severance expense in the first nine months of 2012.   In addition, we incurred approximately $0.2 million and $0.3 million of severance and separation expenses during the three and nine-months ended September 30, 2012, respectively, related to U.K. severance accruals and other statutory redundancy payments made as a result of headcount reductions.

As of September 30, 2012, our severance and separation accrual was as follows (in thousands):

Total

Balance – January 1, 2012	$1,444
Additional expense	276
Cash payments	(1,190)
Balance – September 30, 2012	$530

10. Commitments and Contingencies

Lease Termination

During the third quarter of 2011, we made the decision to outsource the manufacturing of the PELS beacons.  As a result, on December 24, 2011, we vacated the Thamesmead U.K. factory/office facility. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease.  Neither Signature nor the Company guaranteed the lease.  We have assessed the liability for the lease termination in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we have accrued an estimated lease termination liability as of December 31, 2011 and September 30, 2012.  The original estimated amount was included in the results of discontinued operations for the three and nine-months ended September 30, 2011, and in the current liabilities of discontinued operations at September 30, 2012 and December 31, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods.  During the nine-months ended September 30, 2012, we have included in the results of discontinued operations rent accruals covering the nine-month period.

DIGITAL ANGEL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Destron Transaction Claim of Recovery

On February 3, 2012, we received formal notice of a claim from Allflex, alleging that certain implantable chips supplied to an overseas customer were defective.  The formal notice states that the loss estimate and claim against the funds held in escrow from the sale of Destron is $1.2 million and that there may be additional alleged losses.  During the third quarter of 2012, we received an additional notice of claim from Allflex for approximately $0.4 million. We have disputed all except approximately $60 thousand of these claims, which was released to Allflex from the escrow account in September 2012. We have notified Allflex that we have not been provided with adequate underlying support for its claim and we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties. As a result of these claims, we have included one-half of the total escrow of $2.5 million in current assets and current deferred gain at September 30, 2012 and the remaining balance is included in other long-term assets and long-term deferred gain at September 30, 2012.  Income will be recognized only upon receipt, if any, of the escrow funds.

SARBE Sale Escrow

Included in funds held in escrow from sales of businesses at December 31, 2011 was an outstanding escrow of £0.2 million (or approximately $0.3 million) from the sale of our SARBE business. The funds were placed in escrow to cover certain indemnifications. During the quarter ended June 30, 2012, we were notified that claims had been made against the escrow by the buyer, and on November 7, 2012, we settled the claims by agreeing to a full release of the escrow to the buyer in exchange for a full and final settlement of the claim against Signature and a release of the guarantee by us.  Therefore, as of September 30, 2012, our unaudited condensed consolidated balance sheet no longer reflects these funds as being held in escrow nor does it reflect the associated deferred gain on the sale of the SARBE business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, see Cautionary Note Regarding Forward-Looking Statements at the end of this section.

Overview

We operate in two business segments, Digital Games and Signature Communications, which we refer to as SigComm.

Digital Games designs, develops and plans to publish consumer applications and mobile games for tablets, smartphones and other mobile devices. Our Digital Games segment which is located in Sherman Oaks, California, began in August 2012, when we hired Mr. Haller, our new CEO.  Mr. Haller joins us from the video game industry, with management experience both domestically and internationally in leading new product development and marketing efforts. Most notably, as a member of the THQ, Inc. management team and its board of directors beginning in 1998, Mr. Haller was instrumental in taking THQ from near bankruptcy and growing it to the third largest third-party video game publisher in North America. Mr. Haller later served as a vice president at Electronic Arts (“EA”), and general manager of both Dreamworks Interactive and EA Japan, overseeing the development of EA’s game-changing franchise, Medal of Honor.  We currently have several games under development by our staff of eleven employees who are experienced artists and programmers.

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

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2012	2011	2012	2011

Revenue	100%	100%	100%	100%
Cost of sales	61	60	58	58
Gross profit	39	40	42	42

Selling, general and administrative expenses	91	205	109	190
Development expenses	2	─	1	─
Severance and separation expenses	17	─	23	─
Operating loss	(71)	(165)	(91)	(148)

Other (expense) income, net	─	(132)	─	33
Interest expense	(3)	(160)	(1)	(123)
Loss from continuing operations before income tax provision	(74)	(457)	(92)	(238)

Provision for income taxes	─	─	─	─
Loss from continuing operations	(74)	(457)	(92)	(238)

Loss from discontinued operations	(25)	(69)	(120)	(50)
Net loss	(99)	(526)	(212)	(288)

Loss attributable to the noncontrolling interest, continuing operations	─	1	─	1
Loss attributable to the noncontrolling interest, discontinued operations	─	30	2	10

Net loss attributable to Digital Angel Corporation	(99)%	(495)%	(210)%	(277)%

Results of Continuing Operations

Outlook and Trends

During the third quarter of 2012, we made a decision to pursue a new strategic direction. We decided to shift our operational focus to the mobile applications and game industry, under the direction of Mr. Haller.  Mr. Haller has extensive experience in the game industry as more fully discussed above.  We are in the process of designing and developing several mobile game applications and we have hired an experienced team of artists and programmers based in Southern California.  Presently, we expect to begin publishing mobile games on both Google’s Android and Apple’s iOS operating systems over the next six months. Mobile applications for tablets and smartphones are expanding at a breathtaking rate.  While, there are hundreds of thousands of applications in the market, we believe we will be able to differentiate ourselves through technical superiority and innovative game designs. The barriers to entry into this market are still small enough that we can enter with a very minimal cost of capital.  We are also reviewing various opportunities, including licensure and joint venture projects, with some of the top independent mobile game producers.

Going forward, we will continue to try to maximize the cash flow from SigComm.  During this process, our board of directors is continuing to evaluate strategic alternatives for SigComm, including a possible sale of SigComm.  We expect 2012/2013 sales and gross profits for SigComm to be comparable with the current results and we expect SigComm’s and corporate’s selling, general and administrative expenses to continue to decrease in 2012/2013 as compared to 2011.

Presently our corporate overhead consists of two U.S.-based corporate employees (the expenses of one of which is allocated 25% to corporate and 75% to Digital Games), three outsourced, part-time consultants, one outsourced, full-time consultant (consultants provide corporate support services) and four board members in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as an Over-the-Counter Bulletin Board, or OTC Bulletin Board, publicly-traded company.  Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and our ability to continue as a going concern.

Three-Months Ended September 30, 2012 Compared to Three-Months Ended September 30, 2011

The table below presents statement of operations data by segment and in total for the three months ended September 30, 2012 and 2011.

	2012
	SigComm	Digital Games	Corporate / Eliminations	Total

	(in thousands)
Revenue	$1,028	$ ─	$ ─	$1,028
Cost of sales	622	─	─	622
Gross profit	406	─	─	406
Selling, general and administrative	460	101	376	937
Development expenses	─	20	─	20
Severance and separation expenses	180	─	─	180
Operating loss	$(234)	$(121)	$(376)	$(731)

	2011
	SigComm	Digital Games	Corporate / Eliminations	Total

	(in thousands)
Revenue	$920	$ ─	$ ─	$920
Cost of sales	553	─	─	553
Gross profit	367	─	─	367
Selling, general and administrative	948	─	934	1,882
Development expenses	─	─	─	─
Severance and separation expenses	─	─	─	─
Operating loss	$(581)	$ ─	$(934)	$(1,515)

Revenue

Our revenue, currently all related to SigComm, was approximately $1.0 million and $0.9 million for the three-months ended September 30, 2012 and 2011, respectively. Sales increased in the third quarter of 2012, primarily due to improved market trading conditions within the oil and gas sector of SigComm’s business as well a strengthening of the dollar compared to the British pound.  We expect revenue for the remainder of 2012 to remain relatively constant.  Revenue from short-term equipment rentals was similar for each period.

We expect our Digital Games segment, which we initiated in August 2012, will begin generating revenue over the next six months.

Gross Profit and Gross Profit Margin

Our gross profit was approximately $0.4 million and $0.4 million for the three-months ended September 30, 2012 and 2011, respectively.  Gross profit margin was relatively consistent at 39% in the three-months ended September 30, 2012 as compared to 40% in the three-months ended September 30, 2011.

We expect our Digital Games segment, which we initiated in August 2012, will begin generating gross profit over the next six months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.9 million and $1.9 million for the three-months ended September 30, 2012 and 2011, respectively, and were 91% and 205% of revenue for the same respective periods.

Our SigComm segment had a decrease of approximately $0.5 million in selling, general and administrative expense due primarily to the scale down of our operations, including vacating the Thamesmead facility in December 2011, reduction in U.K. personnel costs and other cost containment measures.

Our new segment, Digital Games accounted for approximately $0.1 million of expense, and the remaining variance related to the decrease in corporate related general and administrative expense of approximately $0.6 million due primarily to the increase in foreign currency exchange gain of approximately $0.4 million and cost containment measures in the third quarter of 2012. The foreign currency gain related to exchange rate changes associated with an intercompany loan between Signature and us.

For the remainder of the year, we expect SigComm’s expenses to remain relatively constant and our Digital Games expenses to increase as we expand this segment. Our corporate/eliminations category of expenses are expected to remain fairly constant, excluding the impact of foreign currency exchange rates.

Development Expenses

Development expenses, all related to the Digital Games segment, were approximately $20 thousand for the third quarter of 2012.  These consisted of development expenses for our mobile games applications which we initiated in August 2012.  Based on our preliminary estimates, we expect development costs to range between $0.3 million to $0.6 million per quarter.  These estimates vary significantly as a result of the number and complexity of games under development at any point in time.  We currently expect to begin generating revenue from the games under development in the first quarter of 2013.

Severance and Separation Expenses

We incurred approximately $0.2 million of severance and separation expenses during the third quarter of 2012. The severance expense related to our SigComm segment’s U.K. statutory redundancy payments made as a result of headcount reductions.

Other Income (Expense), Net

Other income (expense) was approximately ($1) thousand in the quarter ended September 30, 2012 compared to ($1.2) million in the quarter ended September 30, 2011.  The decrease in other expense in 2012, as compared to 2011, is primarily related to approximately $1.3 million of accumulated foreign currency adjustment losses recorded in the third quarter of 2011 associated with the intercompany loan between Signature and us.

Interest Expense

Interest expense was $30 thousand and $1.5 million for the third quarters ended September 30, 2012 and 2011, respectively. The decrease was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $0.5 million of the expense in the three-months ended September 30, 2011 was due to the prepayment penalty as a result of the early redemption of the debentures on July 22, 2011. The early redemption was as a result of the Destron Transaction. Approximately $0.9 million of the expense related to the amortization in full of debt issue costs and debt discount associated with the debentures.

Income Taxes

We did not have an income tax provision or benefit for the three-months ended September 30, 2012 and 2011.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of September 30, 2012, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future results. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the three-months ended September 30, 2012 and 2011.

Loss from Continuing Operations

During the three months ended September 30, 2012 and 2011, we reported a loss from continuing operations of approximately $0.8 million and $4.2 million, respectively. The decrease in the loss for 2012 compared to 2011 relates primarily to the $1.2 million decrease in other expense due mainly to the $1.3 million accumulated foreign currency adjustment losses recorded in the third quarter of 2011 associated with the intercompany loan between Signature and us, $1.5 million of decreased interest expense, primarily related to the debentures outstanding for a portion of 2011, and the $1.1 million decrease in SigComm’s and corporate selling, general and administrative expense.  These decreases were partly offset by $0.2 million of severance and separation expenses during the third quarter of 2012 compared to the second quarter of 2011 for SigComm.

Nine-Months Ended September 30, 2012 Compared to Nine-Months Ended September 30, 2011

The table below presents statement of operations data by segment and in total for the nine months ended September 30, 2012 and 2011.

	2012
	SigComm	Digital Games	Corporate / Eliminations	Total

	(in thousands)
Revenue	$2,686	$ ─	$ ─	$2,686
Cost of sales	1,558	─	─	1,558
Gross profit	1,128	─	─	1,128
Selling, general and administrative	1,422	101	1,410	2,933
Development expenses	─	20	─	20
Severance and separation expenses	276	─	346	622
Operating (loss) income	$(570)	$(121)	$(1,756)	$(2,447)

	2011
	SigComm	Digital Games	Corporate / Eliminations	Total

	(in thousands)
Revenue	$2,794	$ ─	$ ─	$2,794
Cost of sales	1,618	─	─	1,618
Gross profit	1,176	─	─	1,176
Selling, general and administrative	3,091	─	2,229	5,320
Development expenses	─	─	─	─
Severance and separation expenses	─	─	─	─
Operating (loss) income	$(1,915)	$ ─	$(2,229)	$(4,144)

Revenue

Our revenue, all related to our SigComm segment, was approximately $2.7 million and $2.8 million for the nine-months ended September 30, 2012 and 2011, respectively. We expect revenues for the remainder of 2012 to remain relatively constant. Revenue from short-term equipment rentals was similar for each period.

We expect our Digital Games segment, which we initiated in August 2012, will begin generating revenue over the next six months.

Gross Profit and Gross Profit Margin

Our gross profit, all related to our SigComm segment, was approximately $1.1 million and $1.2 million for the nine-months ended September 30, 2012 and 2011, respectively.  Gross profit margin was constant at 42% in the nine-months ended September 30, 2012 and in the nine-months ended September 30, 2011.

We expect our Digital Games segment, which we initiated in August 2012, will begin generating gross profits over the next six months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.9 million and $5.3 million for the nine-months ended September 30, 2012 and 2011, respectively, and were 109% and 190% of revenue for the same respective periods.  Our SigComm segment had a decrease of approximately $1.7 million in selling, general and administrative expense, due primarily to the scale down of our U.K. operations, including vacating the Thamesmead facility in December 2011, reduction in U.K.-based personnel costs and other cost containment measures during the 2012 period.  We expect SigComm’s expenses to remain relatively constant going forward.

Our new segment, Digital Games accounted for approximately $0.1 million of expense, and the remaining variance related to the decrease in corporate related general and administrative expense of approximately $0.8 million due to cost containment measures and the increase in foreign currency exchange gain in 2012.  We expect our Digital Games expenses to increase for the remainder of the year as we grow the segment, and our corporate expenses to remain relatively constant for the remainder of the year.

Development Expenses

Development expenses, all related to the Digital Games segment, were approximately $20 thousand for the nine-months ended September 30, 2012.  These consisted of development expenses for our mobile games applications which we initiated in August 2012.  Based on our preliminary estimates, we expect development costs to range between $0.3 million to $0.6 million per quarter.  These estimates vary significantly as a result of the number and complexity of games under development at any point in time.  We currently expect to begin generating revenue from the games under development in the first quarter of 2013.

Severance and Separation Expenses

We incurred approximately $0.6 million of severance and separation expenses during the first nine months of 2012. Approximately $0.3 million of the severance expense was in corporate and related to a change of control provision in our former CEO’s employment agreement, which was triggered by the sale of Destron, and approximately $0.3 million, was in the SigComm segment, related to  U.K. statutory redundancy payments made as a result of headcount reductions.

Other Income (Expense), Net

Other income (expense) was $(1) thousand in the nine-months ended September 30, 2012 compared to $0.9 million in the nine-months ended September 30, 2011.  The $0.9 million decrease in other income in 2012, as compared to 2011, is primarily related to the revaluation of warrants to fair value, which resulted in income of approximately $2.1 million in the nine-months ended September 30, 2011, and approximately $0.2 million of income associated with the reversal of liabilities for which the statute of limitations had expired and for which we no longer had a legal obligation to pay. Partially offsetting these amounts in the nine-months ended September 30, 2011 were accumulated foreign currency losses of approximately $1.4 million.

Interest Expense

Interest expense was $33 thousand and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $2.5 million of the interest expense in the nine-months ended September 30, 2011 related to the value of the Series A and B warrants that we issued in connection with the Debentures, $0.5 million was due to the prepayment of the Debentures and approximately $0.2 million resulted from debt issue costs for the Debentures.

Income Taxes

We did not have an income tax provision or benefit for the nine-months ended September 30, 2012 and 2011.  Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of September 30, 2012, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future results. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the nine-months ended September 30, 2012 and 2011.

Loss from Continuing Operations

During the nine months ended September 30, 2012 and 2011, we reported a loss from continuing operations of approximately $2.5 million and $6.7 million, respectively. The decrease in the loss for 2012 compared to 2011 relates primarily to the $3.4 million decrease in interest expense, as well as the $2.5 million decrease in selling, general and administrative expenses for SigComm and corporate, partially offset by the $0.9 million decrease in other income related primarily to the revaluation of previously outstanding warrants to fair value, and $0.6 million of severance and separation expenses for SigComm and corporate during the first nine months of 2012 compared to the first nine months of 2011.  We expect our loss from continuing operations during the remainder of 2012 to remain fairly consistent with the loss from continuing operations to date. Revenue and profits from our mobile game applications are anticipated to occur in the next six months.  As a result, we expect to begin achieving income from continuing operations during 2013.

Liquidity and Capital Resources

As of September 30, 2012, cash totaled $1.5 million, a decrease of $4.8 million, from $6.3 million at December 31, 2011.

Net cash used in operating activities totaled $4.9 million in the first nine months of 2012 and $8.9 million in the first nine months of 2011.  In 2012, cash was used primarily by the net loss, discontinued operations, and payments of accounts payable and accrued obligations.  In 2011, cash was used primarily by the net loss, payments of accounts payable and accrued obligations, partially offset by accumulated foreign currency losses recognized in earnings, and discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, were $0.8 million and $0.4 million, at September 30, 2012 and December 31, 2011, respectively.  We anticipate accounts receivable to remain at a similar level to the September 30th balance going forward.

•	Accounts payable was $0.8 million at September 30, 2012 and $0.8 million at December 31, 2011. We anticipate accounts payable to remain fairly constant going forward.
•	Accrued expenses decreased to $2.0 million at September 30, 2012, from $2.7 million at December 31, 2011.

Investing activities used cash of $35 thousand and provided cash of $22.0 million in the first nine months of 2012 and 2011, respectively. In 2012, cash was used by purchases of fixed assets, offset by collections on notes receivables, and in 2011, cash was primarily provided by discontinued operations.

Financing activities provided cash of $0.1 million in the first nine months of 2012, and used cash of $5.0 million during the first nine months of 2011, respectively.  In 2012, cash was provided by advances under note payable from our U.K. factor, slightly offset by other notes payable payments. In 2011, cash was primarily used by discontinued operations.

Financial Condition

As of September 30, 2012, we had a working capital deficiency of approximately $2.1 million. However, included in current liabilities are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay.  In addition, under the terms of the Destron Transaction $2.5 million of the purchase price had been placed in an escrow fund. On February 3, 2012 and August 24, 2012, we received formal notices of a claim under the purchase agreement from Allflex alleging that certain implantable chips supplied to an overseas customer were defective.  The formal notices state that the loss estimates and claim against the funds held in escrow from the sale of Destron is approximately $1.6 million and that there may be additional alleged losses.  We have disputed all except approximately $60 thousand of these claims, which was released to Allflex from the escrow account in September 2012. We notified Allflex that it has failed to substantiate its claim and that we intend to further investigate this matter, vigorously defend any claim of impropriety and aggressively pursue responsible parties.  Historically, we have never experienced the type of defect claimed. As a result of these claims, we have included one-half of the total escrow of $2.5 million in current assets and current deferred gain at September 30, 2012 and the remaining balance is included in other long-term assets and long-term deferred gain at September 30, 2012.  Income will be recognized only upon receipt, if any, of the escrow funds.  The escrow agreement provides for a January 2013 release.

We used a portion of the net proceeds from the Destron Transaction to satisfy certain of our outstanding notes payable, accounts payable, accrued expenses and other outstanding liabilities, including severance related liabilities, to fund working capital and to fund obligations under the PELS contract, including the termination payment to the MOD that we made in July 2012.  Over the next twelve months ending September 30, 2013, the Company expects to achieve positive operating cash flows from its Digital Games and SigComm businesses.  However, the timing or certainty of attaining positive cash flow or generating revenue from the Digital Games operations is uncertain at this time.  Further, the Company expects to realize cash inflows from the release of funds held in escrow from the sale of Destron, although the amount, if any, that will be realized is uncertain at this time.

Our goal to achieve profitability and to generate positive cash flows from our mobile game operations will require additional capital. Our capital requirements depend on a variety of factors, including but not limited to, the success, timing, and amount of investment required to bring our new mobile game products on-line and revenue growth or decline. We established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of businesses, the sale of common stock and preferred shares and proceeds from the issuance of debt. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. In addition, our factoring line may also be amended or terminated at any time by the lender with six months’ notice. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our ability to fund our operations and continue as a going concern;
•	our ability to design, develop and publish mobile game applications;
•	our ability to control and fund costs of mobile game applications;
•	our ability to have excess cash available for future actions;
•	anticipated trends in our business and demographics;
•	expectations about the outcome of adverse developments, and outcomes and expenses in legal proceedings, litigation and asserted claims;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to enforce our patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties;
•	worldwide political stability and economic growth;
•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our operational strategies including, without limitation, our ability to deploy our products;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
•	our ability to realize the funds held in escrow from the sale of Destron;
•	our ability to successfully sell our remaining Signature business, if we decide to do so and such opportunities are present;
•	the impact of foreign currency exchange rate fluctuations and additional risks of foreign operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	the impact of our inability to compete with Destron’s business for three years;
•	volatility in our stock price, including a significant decrease over the past few years; and
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

The information in this quarterly report is as of September 30, 2012, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provided a cautionary discussion of risks and uncertainties under the section below in Part II, Item 1A entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2011. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2012. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our third fiscal quarter of 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We may not achieve our projected cash flows and have the funds available for future plans, which could result in our inability to continue as a going concern.

The MOD’s termination of the PELS contract caused a reduction in expected net cash flow from this contract of approximately $2.9 million.  This reduction resulted from the resolution of the claim made by the MOD for product or inventory previously delivered, as well as the elimination of expected future revenue that would have come from the production phase of the contract. In addition, we have received claims by Allflex against the funds held in escrow from the sale of Destron and agreed to release the approximate $0.3 million in the SARBE sale escrow.  The termination of the MOD contract and release of funds in the SARBE sale escrow reduced the projected cash flow available to us and the claims against the Destron escrow may also reduce our future anticipated cash flows. Our goal is to achieve profitability and to generate positive cash flows from our mobile game operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the completion of existing contract deliveries; the success, timing, and amount of investment required to bring our new mobile game products on-line; revenue growth or decline; and potential acquisitions or divestitures. We established a management plan to guide us in our goal of achieving profitability and improving positive cash flows from operations although no assurance can be given that we will be successful in implementing the plan. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Our historical sources of liquidity have included proceeds from the sale of businesses, the sale of common stock and preferred shares and proceeds from the issuance of debt. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. In addition, our factoring line may also be amended or terminated at any time by the lender with six months’ notice. These conditions indicate that we may not be able to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The mobile game application market is highly competitive, and many of our competitors have significantly greater resources than we do.

The development, distribution and sale of mobile games applications is highly competitive, characterized by frequent product introductions, continuously changing consumer preferences, and rapidly emerging new platforms, technologies and storefronts. For end users, we compete primarily on the basis of game quality, brand, customer reviews and pricing. We compete for promotional and storefront or deck placement based on these factors, as well as the relationship with the digital storefront owner or wireless carrier, historical performance, perception of sales potential and relationships with licensors of brands and other intellectual property. There can be no assurance that we can compete successfully against any existing or future competitors, most of which have greater resources, research and marketing capabilities, market share, existing brand recognition and access to additional financial resources.

If we fail to deliver our mobile game applications in our estimated time frame and/or the costs to develop our games exceed our current expectation, this could materially harm our business, operation results and financial condition.

Currently, our mobile game applications are in development and, therefore, we have not generated any revenue from our applications.  While we anticipate publishing our initial mobile game applications during the next six months, any delay in our expected release dates and any increase in the estimated costs to development and market our applications could have a material impact on our business, operating results and financial condition, including our ability to continue as a going concern.

If our mobile game applications fail to gain market acceptance, we may not have sufficient cash flow to pay our expenditures or to develop new applications.

Our success depends on generating net sales from our mobile game applications we plan to develop. The market for mobile game products is subject to continually changing consumer preferences, technology changes and the frequent introduction of new products. As a result, video game products typically have short market lives, often less than six months. Our applications may not achieve and sustain market acceptance sufficient to generate net sales to cover our development costs and allow us to become profitable. If our mobile game applications fail to gain market acceptance, we may not have sufficient cash flows to develop new mobile game applications, which we believe is essential to covering costs and achieving future profitability.

As a result of our decision to enter the mobile game application business, we will not be paying a dividend on our common stock in the near future.

Previously, as a result of the sale of Destron Fearing in 2011, we had considered issuing a dividend to our common stockholders.  However, the actual amount and timing of the dividend was subject to the successful execution of the PELS contract and the sale of SigComm, neither of which occurred.  As a result, our board determined that identifying a new business opportunity was in the interest of the Company and its stockholders.  Accordingly, we will not be paying a dividend on our common stock in the near future.

ITEM 6.  EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Date:	November 14, 2012	By:	/s/ Lorraine M. Breece
			Name:	Lorraine M. Breece
			Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Employment Agreement between Digital Angel Corporation and L. Michael Haller (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2012)
10.2	Stock Option Agreement between L. Michael Haller and Digital Angel Corporation*
31.1	Certification by L. Michael Haller, Chief Executive Officer and President, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*
31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Taxonomy Extension Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

* Filed herewith
+ These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.