Form 10-K
period 2012-12-31
DIGITAL ANGEL CORP
filed 2013-06-28
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(651) 900-0776
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $1.2 million, computed by reference to the price at which the stock was last sold on that date of $0.04 per share as reported on the OTC Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 25, 2013
Common Stock, $.01 par value per share	30,874,685 shares

DIGITAL ANGEL CORPORATION

TABLE OF CONTENTS

Item	Description	Page

	PART I

1.	Business	3
1A.	Risk Factors	6
2.	Properties	8
3.	Legal Proceedings	8
4.	Mine Safety Disclosures	8

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
8.	Financial Statements	15
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	15
9A	Controls and Procedures	15

	PART III

10	Directors, Executive Officers and Corporate Governance	16
11	Executive Compensation	18
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
13	Certain Relationships and Related Transactions, and Director Independence	23
14	Principal Accountant Fees and Services	24

	PART IV

15.	Exhibits and Financial Statements	25
	Signatures	26

PART 1

ITEM 1. BUSINESS

Unless the context otherwise provides, when we refer to the “Company,” “we,” “Digital Angel,” or “us,” we are referring to Digital Angel Corporation and its majority-owned subsidiaries.

Overview

As of December 31, 2012, our business operations consisted of our mobile game division, doing business as HammerCat Studio. We began our game division in August 2012. In addition, during 2012, our discontinued operations consisted of the operations of our radio communications business, which comprised the operations of Signature Industries Limited, or Signature, our 98.5% owned subsidiary located in the United Kingdom (“U.K.”).

In August 2012, we announced the appointment of L. Michael Haller to serve as our chief executive officer, (“CEO”), as part of an initiative to shift our business focus in a new strategic direction. Mr. Haller implemented a new strategy for our business focused on mobile game applications designed for tablets, smartphones, and other mobile devices. After a thorough review process, our management team, board of directors and advisors determined that the new strategic direction offered the most viable opportunity to: (i) build a sustainable business around our current public structure; and (ii) to maximize shareholder value.

Discontinued Operations

Due to the decision to focus on our mobile game division as our core operating business, during December 2012, our board of directors determined that it was appropriate to classify Signature as discontinued operations, and, accordingly, all prior period results have been restated.

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

Discontinued operations, including the sales prices and terms of sale of Destron and SARBE are more fully discussed in Note 7 to our accompanying consolidated financial statements.

Subsequent Events

On March 1, 2013, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Michael Cook, John Grant and Yee Lawrence, collectively, the “Buyers,” pursuant to which all of the outstanding capital stock of Digital Angel Radio Communications Limited (“DARC”), a recently formed, wholly-owned subsidiary of ours registered in the UK, was purchased by the Buyers in a management buyout. In connection with the transaction, the radio communications business of Signature was transferred into DARC. Messrs. Cook and Grant were former directors of Signature. In March 2013, we appointed a liquidator and initiated the formal liquidation of Signature. We expect the liquidation to be completed by the end of 2013, although it could extend beyond the expected timeframe. See Note 14 to our accompanying consolidated financial statements for further details of the sale, including the sales price and terms of sale.

Under the terms of the Destron Transaction with Allflex, $2.5 million of the purchase price payable to us was placed in an escrow fund, from which approximately $60,000 was released in the third quarter of 2012 to Allflex to cover certain agreed expenses, leaving a balance of approximately $2.44 million remaining in escrow. The escrow agreement provided for a January 22, 2013 release of funds, however each party made claims against the escrow and we filed a lawsuit in connection with our claim. On March 22, 2013, we and Allflex entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) under which the parties agreed to split equally the initial escrow balance of $2.5 million as well as the interest earned on the funds while held in escrow and, accordingly, the Company received $1,250,572 of the escrow funds on March 26, 2013. The settlement agreement also provided for a full mutual release of all claims, obligations, and liabilities of the parties as well as a dismissal of our lawsuit against Allflex.

Effective April 11, 2013, Mr. Joseph Grillo, a director and our former CEO, entered into a letter agreement (“Letter Agreement”) with us wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with the Company. The Letter Agreement also amended the existing consulting agreement between us and Mr. Grillo to provide for an additional two months of consulting payments at $25,000 each month (through March 31, 2013) in recognition of Mr. Grillo’s continued involvement in the sale of DARC and liquidation of Signature, and terminated Mr. Grillo’s previous employment agreement with us. As a result, as of April 11, 2013, all obligations to Mr. Grillo have been satisfied in full. Mr. Grillo remains on our board of directors.

On May 3, 2013, we closed on the sale of our mobile game application business to MGT Capital Investments, Inc. (“MGT”), pursuant to the terms of the Asset Purchase Agreement dated April 10, 2013, for a cash payment of $136,630 and the receipt of 50,000 shares of MGT’s common stock valued at approximately $0.2 million, based on the closing price of MGT’s common stock on May 3, 2013. The MGT common stock was issued without registration and, accordingly, bears a restrictive legend until such time as the shares are registered or can be sold pursuant to an exemption from registration. We also entered into a transition services agreement in connection with the sale under which we agreed to permit MGT to occupy office space for the remaining term of an office sub-lease in exchange for MGT reimbursing us for our expenses in maintaining such office lease.

Effective May 3, 2013, we entered into an Amendment to Employment Agreement with Mr. Haller (“Amended Employment Agreement”), which amended and terminated the Employment Agreement dated August 23, 2012 previously entered into between us and Mr. Haller (“Original Employment Agreement”). Under the terms of the Amended Employment Agreement: (i) Mr. Haller resigned as our CEO, president and director upon the closing of the sale of our mobile game application business, (ii) we paid Mr. Haller all accrued but unpaid obligations due under the Original Employment Agreement plus a cash lump sum of $10,000 in lieu of any severance or similar payments that might have been required under the Original Employment Agreement, (iii) we waived the non-compete and non-solicitation provisions contained in the Original Employment Agreement, and (iv) both parties mutually agreed to release each other from any other claims that they may have against each other. The Amended Employment Agreement further provided that Mr. Haller’s stock option to purchase 2.0 million shares of our common stock at $0.05 per share, which vested on August 27, 2012, may be exercised for a period of sixty (60) days following the effective date of the Amended Employment Agreement. However, Mr. Haller’s stock options to purchase up to 8.0 million shares, which were not vested as of the date of the Amended Employment Agreement, were forfeited as of such date.

Effective May 6, 2013, our board of directors appointed Daniel Penni as our interim CEO and president. Mr. Penni continues to serve as the chairman of our board of directors.

On June 24, 2013, we agreed to acquire all of the outstanding shares of common stock (the “VeriTeQ Shares”) of VeriTeQ Acquisition Corporation (“VeriTeQ”) in accordance with a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, VeriTeQ, and the shareholders of VeriTeQ (collectively, the “VeriTeQ Shareholders”). In exchange for the VeriTeQ Shares, the Company will issue to the VeriTeQ Shareholders 4,107,592 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Shares”). Each of the Preferred Shares will be convertible into two shares of the Company’s common stock. The exchange of the VeriTeQ Shares for the Preferred Shares is referred to in this Annual Report on Form 10-K as the “Share Exchange.” After the closing of the Share Exchange (the “Closing”), VeriTeQ will become our wholly-owned subsidiary, and the VeriTeQ Shareholders will own approximately 90% of our common stock, on an as converted, fully diluted basis. Following the transaction, the Company's main business will be VeriTeQ's business.

The Closing of the Share Exchange is expected to occur on or before July 31, 2013 or such other date to which the Company, VeriTeQ Shareholders and VeriTeQ agree (the “Closing Date”). As described in more detail below, after the Closing Date, and upon the fulfillment of certain conditions, the Preferred Shares will be automatically converted into shares of the Company’s common stock (the “Conversion Shares”); all outstanding stock options to purchase shares of VeriTeQ’s common stock, whether or not exercisable or vested (the “VeriTeQ Stock Options”), will be converted into options to acquire shares of the Company’s common stock (the “Substitute Options”); and all outstanding warrants to purchase shares of VeriTeQ’s common stock (the “VeriTeQ Warrants”) will be converted into warrants to purchase shares of the Company’s common stock (the “Converted Warrants”).

The Preferred Stock consists of 4,107,592 authorized shares. The shares of Preferred Stock being issued to the VeriTeQ Shareholders in connection with the Share Exchange will, by their principal terms:

(a)

convert into a total of 8,215,184 Conversion Shares, at which time the Conversion Shares will constitute approximately 89% of the issued and outstanding shares of common stock of the Company, following the “Reverse Stock Split” (as defined below);

(b)	have the same voting rights as holders of common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	not be entitled to any dividends; and
(d)	be treated pari passu with the common stock on liquidation, dissolution or winding up of the Company.

The Exchange Agreement provides that as soon as practicable following the Closing Date, but in no event more than 30 calendar days after the Closing Date, the Company is to approve, and it is to seek to obtain the approval of its stockholders for, the following transactions:

●

a [one-for-30] reverse stock split of the Company’s common stock (the “Reverse Stock Split”), which will cause the total number of shares of the Company’s common stock outstanding, including the Conversion Shares and the shares of common stock purchasable upon exercise of the Substitute Options and the Converted Warrants, to equal approximately 12,402,109 shares of common stock of the Company;

●	amending the Company’s Certificate of Incorporation to change the name of the Company to “VeriTeQ Corporation” to better reflect the business of VeriTeQ; and

●	the Company’s 2013 Stock Incentive Plan (the “Stock Plan”).

Upon closing of the proposed transaction, Messrs. Joseph J. Grillo and Dennis G. Rawan, two of our three current directors, would resign, the size of the Board of Directors would be increased to five persons, and Messrs. Scott R. Silverman, Barry Edelstein, Michael E. Krawitz, and Shawn Wooden, nominees of VeriTeQ, would be appointed to fill the vacancies created by the resignations of our current directors and the increase in the size of the Board. In addition, upon closing, Messrs. Scott R. Silverman, Randolph K. Geissler, and PositiveID Corporation will be the majority shareholders.

Internet Website

Our internet website address is www.digitalangel.com. The information on this website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Effective April 20, 2007, we became a Delaware corporation. We initially incorporated in the state of Missouri on May 11, 1993. Our principal executive offices are located at 300 State Street, Suite 214, New London, Connecticut (651-900-0776).

Industry Overview and Principal Products and Services

Mobile games applications have become commercially successful on digital storefronts that distribute games for smartphones, tablets and other advanced platforms. These include Apple’s App Store and Mac App Store, the Google Play Store and Google Chrome, Amazon’s Appstore, Microsoft’s Xbox Live Marketplace and the Samsung App Store. During 2012, we focused on developing two proprietary mobile games: Boom Boom Hamster Golf and SmashBots. We intended to publish these games for smartphones, tablets and other advanced platforms as Freemium games during 2013. Freemium means that we intended to offer the basic game for free and to offer add on parts and upgrades for purchase. In addition, we intended to generate advertising revenue as a result of publishing our games. We also focused on obtaining licenses to intellectual property from motion pictures and other well-known brands to use as inspiration for our game development.

We began our mobile game business in late August 2012, and we did not publish any games or generate any revenue related to our games during 2012.

Sales and Distribution

We intended to market, sell and distribute our games primarily through direct-to-consumer digital storefronts, such as Apple’s App Store, the Google Play Store, Amazon’s Appstore, Microsoft’s Xbox Live Marketplace and the Samsung App Store. These digital storefronts sell the mobile game applications and remit payments to the game publisher net of platforms fees, which are typically 30% of the revenue generated.

Competition

Developing, distributing and selling mobile games is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. For end users, we competed primarily on the basis of game quality, brand and customer reviews. We competed for promotional and digital storefront placement based on these factors, as well as, perception of sales potential and relationships with licensors of brands and other intellectual property. We also competed for experienced and talented employees.

We competed with a continually increasing number of companies, including Zynga, DeNA, Gree, Nexon, Kabam, Rovio, Storm 8/Team Lava and Supercell. We also competed for consumer spending with large companies, such as Activision, Electronic Arts (EA Mobile), Gameloft and Take-Two Interactive. In addition, given the open nature of the development and distribution for smartphones and tablets, we also competed or would have competed with a vast number of small companies, such as ours, as well as individuals who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. As an example of the competition that we faced, it has been estimated that more than 125,000 active games were available on Apple’s App Store as of December 31, 2012.

Development Studio

We had one development studio with 12 employees focused exclusively on the development of our mobile games. The studio, doing business as HammerCat Studio, was located in Sherman Oaks, California. Our chief creative officer and chief development officer, both with significant experience in developing games, had primary responsibility for overseeing our development studio and the game development.

Our game development process involved a significant amount of creativity, particularly because we were developing original intellectual property, Creative and technical studio expertise is necessary to design games that appeal to end users and work well on mobile phones and tablets with their inherent limitations, such as small screen sizes and control buttons. Our development expenses were approximately $0.3 million for the year ended December 31, 2012.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver our products.

Intellectual Property

We have no purchased intellectual property. We previously developed a thermoelectric generator, which we licensed to a former employee under an asset purchase agreement in 2010. We had proprietary rights to our two mobile games under development, which we sold to MGT in May 2013. Our mobile game business had several registered trademarks, which have been assigned under the Asset Purchase Agreement to MGT.

Seasonality

Many new smartphones and tablets are released in the fourth calendar quarter to coincide with the holiday shopping season. And because many end users download games soon after they purchase or receive their new devices, sales of mobile game applications can increase during the holiday selling period.

Employees

At March 31, 2013, we employed 15 full-time employees. With the sale of our Digital Games division on May 3, 2013, we currently have one full-time employee. We believe we have had a positive relationship with our employees.

Geographic Areas

Our continuing operations are in the U.S.

Dependence on One or a Few Major Customers

Our mobile game applications were under development during 2012 and, therefore, we did not generate revenue from continuing operations during 2012.

ITEM 1A. RISK FACTORS

Our independent registered public accounting firm, in their audit report related to our financial statements for the year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2012 and 2011 and for the two years in the period ended December 31, 2012 were prepared on a “going concern” basis; however, as a result of our continued losses, negative working capital and the cash that will be required to fund VeriTeQ over the next twelve months, our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2012, expressing substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have a history of operating losses and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

We incurred a consolidated loss from continuing operations of $2.4 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively. Our consolidated operating activities used cash of $6.0 million during the year ended December 31, 2012. As of December 31, 2012, we had an accumulated deficit of approximately $594 million. There is no assurance that going forward our operating activities, including the operating activities of VeriTeQ will be able to fund our cash requirements in the future, which could ultimately result in our inability to continue operations as a going concern.

While our board believes that the acquisition of VeriTeQ will increase stockholder value, it will temporarily result in a further decrease in our cash position, may dilute the value of our common stock and will result in a change in control.

On June 24, 2013, we entered into the Share Exchange Agreement with VeriTeQ. VeriTeQ has not yet generated revenues, and as a result, at least in the short term, the acquisition will result in a further decrease in our cash flows. Such a decrease could negatively impact the price of our common stock. In addition, we are acquiring VeriTeQ under a share exchange and this may dilute the value of shares of our common stock and will result in a change in control.

Presently, we have limited funds on hand. VeriTeQ’s business has not yet begun to generate revenue and, as a result, we will be required to raise additional capital to fund our operations, which could have a material adverse effect on our financial condition and results of operations and could cause further dilution. If we are unable to raise sufficient capital it could result in our inability to continue operations as a going concern.

The MOD’s termination of the PELS contract in April 2012 caused a reduction in expected net cash flow from this contract of approximately $2.9 million. This reduction resulted from the resolution of the claim made by the MOD for product or inventory previously delivered, as well as the elimination of expected future revenue that would have come from the production phase of the contract. We agreed to release approximately $0.3 million in the SARBE sale escrow in 2012 and to release to Allflex in March 2013 approximately $1.2 million, held in the escrow from the sale of Destron. In addition, as of April 30, 2013, we had invested approximately $1.0 million in the mobile game application business, which we sold in May 2013. The termination of the MOD contract, the amount of funds actually released from the SARBE and Destron escrows and the investment we made in the mobile game division reduced the projected cash flow available to us. In addition, VeriTeQ’s business has not yet begun to generate revenue and, as a result, we will be required to raise additional capital to fund our operations. Our goal is to achieve profitability and to generate positive cash flows from such operations. Our capital requirements depend on a variety of factors, including but not limited to, our ability to generate revenue from VeriTeQ’s product offerings; our ability to collect the deferred purchase price from the sale of DARC; the cash proceeds we expect to generate upon the sale of the MGT common stock we received from the sale of our mobile game business; and potential obligations that we could face as a result of the liquidation of Signature, which is in process. Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock and preferred shares and proceeds from the issuance of debt. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. Failure to raise additional capital to fund the VeriTeQ operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern.

We do not expect to pay a dividend on our common stock in the near future.

Previously, as a result of the sale of Destron Fearing in 2011, we had considered issuing a dividend to our common stockholders. However, the actual amount and timing of the dividend was subject to the successful execution of the PELS contract, the receipt of the full escrow from the sale of Destron and the sale of our radio communications business for an amount in excess of $1.5 million. None of these events occurred as anticipated. In addition, our board decided to invest in the mobile game business, which was subsequently sold, and to acquire VeriTeQ. Accordingly, it is not likely that we will be paying a dividend on our common stock in the near future.

Currency exchange rate fluctuations could have an adverse effect on our financial results.

During the year ended December 31, 2012, all of our revenue from discontinued operations and for the years ended December 31, 2012 and 2011 a portion of our revenue and expenses from discontinued operations were transacted in British pounds. During both the years ended December 31, 2012 and 2011, we incurred approximately $(0.3) million and $0.1 million, respectively, of other comprehensive (loss) income due to fluctuations in foreign currency exchange rates. In addition, our intercompany loans to Signature are denominated in British pounds, which resulted in foreign currency translation income (losses) recorded in discontinued operations during the years ended December 31, 2012 and 2011 of approximately $0.2 million and $(0.2) million, respectively, and an accumulated foreign currency adjustment loss in discontinued operations of approximately $1.4 million in 2011. Going forward fluctuations between the British pound and the United States (“U.S.”) dollar could continue to have an adverse effect on our financial results from discontinued operations.

We have effected or entered into (and will likely continue to effect or enter into) acquisitions, capital raising transactions, legal settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, if such transactions occur, investments in our common stock will be further diluted.

Certain events over which you will have no control could result in the issuance of a significant number of additional shares of our common stock or other securities, which could dilute the value of shares of our common stock and result in a change in control. We may issue additional shares of common stock:

●	in connection with acquisitions of VeriTeQ or other businesses or assets;
●	to raise additional capital;
●	upon the exercise of outstanding options and/or additional options and warrants issued in the future, including options and warrants that we assume upon the closing of the acquisition of VeriTeQ;
●	in connection with severance agreements; and
●	in connection with loans or other capital raising transactions.

Each of these transactions would result in further dilution.

We have the authority to issue up to a total of 50,000,000 shares of common stock (30,874,685 already issued as of June 25, 2013) and up to 5,000,000 shares of preferred stock without further shareholder approval, including shares that could be convertible into our common stock, subject to applicable requirements for issuing additional shares of stock. As a result of the VeriTeQ acquisition, we will be issuing 4,107,592 shares of our preferred stock exchangeable into 8,215,184 shares of our common stock after giving effect to the Reverse Stock Split and assuming 3,007,204 options and warrants after giving effect to the Reverse Stock Split. We also intend to enter into one or more financing transactions to fund VeriTeQ’s operations. The terms of these issuances may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock and will result in a change in control.

The VeriTeQ acquisition will result in a change in control of us and as a result, our U.S. net operating loss carryforwards will be severely limited.

The current VeriTeQ shareholders will, as a result of the acquisition, own approximately 90% of our common stock on a fully diluted basis. At December 31, 2012, we had U.S. net operating loss carryforwards of approximately $198.5 million for income tax purposes that expire in various amounts from 2014 through 2032, of which approximately $177.6 million was limited under Internal Revenue Code (“IRC”) section 382 due to a change in control that occurred in 2009. As a result of the change in control of us resulting from the VeriTeQ acquisition, virtually all of the $198.5 million of net operating loss carryforwards will become limited under IRC section 382.

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

From January 1, 2011 to June 25, 2013, the price per share of our common stock has ranged from a high of $0.52 to a low of $0.02. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund VeriTeQ’s operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

We are unable to compete with Destron’s business for three years ended July 21, 2014.

We have agreed that, for a period of three years after the closing of the Destron Transaction, which occurred on July 22, 2011, we will not:

●

engage in the business, or own any person that engages in the business, directly or indirectly, of developing, manufacturing or selling of radio frequency identification, or RFID, and visual identification tags, readers and related software for animals;

●	provide services related to the restricted business to any competitor;
●	become associated with any Destron competitor;
●	solicit, divert or take away any business related to the restricted business from a person who was during the last two years a customer or supplier of Destron Fearing; or
●	attempt to hire any person who served as an officer, employee, consultant or advisor of Destron during the year prior to the closing and who received compensation in excess of $50,000.

Our estimated loss on a lease termination is subject to change and any increase could negatively affect our financial condition, future results from discontinued operations and cash flows.

On or about December 24, 2011, Signature vacated its U.K. facility in Thamesmead. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease. Neither Signature nor the Company guaranteed the lease. We have accrued an estimate of the liability associated with the lease termination in the results of discontinued operations as of December 31, 2012. The estimated loss is subject to change. Any increase in the loss could negatively impact our financial condition, future results from discontinued operations and cash flows.

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

The loss of any key senior executive or key consultant could materially adversely affect our financial results. Our senior executives and key consultants, in many cases, have strong relationships with our suppliers and debtors. Therefore, the loss of the services of such senior executives or key consultants or any general instability in the composition of our senior management could have a negative impact on our relationship with parties.

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

ITEM 2. PROPERTIES

At December 31, 2012, we were obligated under operating leases for approximately 4,200 square feet of office facilities, of which approximately 4,000 square feet related to our mobile game application facilities, and approximately 200 square feet is for our corporate office. On December 24, 2011, we vacated the leased U.K. manufacturing facility in Thamesmead as more fully discussed in Note 9 to our consolidated financial statements. In addition, at December 31, 2012, our discontinued Scotland operations were obligated under operating leases for approximately 8,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time. See Note 11 to our consolidated financial statements for a discussion of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Markets under the symbol “DIGA.OTC Market.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

	High	Low
2012
First Quarter	$0.16	$0.11
Second Quarter	0.13	0.03
Third Quarter	0.09	0.03
Fourth Quarter	0.09	0.05
2011
First Quarter	$0.52	$0.35
Second Quarter	0.49	0.17
Third Quarter	0.25	0.16
Fourth Quarter	0.22	0.11

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On June 25, 2013, the closing sale price of our common stock on the OTC Markets was $0.05 per share.

Holders

According to the records of our transfer agent, as of June 25, 2013, there were approximately 1,169 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. In the past, we had planned on issuing dividends based on expected proceeds from the sale of Destron, our Signature business and from termination of the PELS contract. However, these transactions did not generate the cash that we had anticipated. In addition, we decided to invest a portion of our cash on the mobile game business. As a result, there are no current plans to issue any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2012, we granted 10.4 million stock options. Of the options granted, 10.0 million were granted outside of our stock option plans to Mr. Haller, our then CEO, in connection with the mobile games business as an inducement to employment and 0.4 million were granted to directors, employees and consultants under our 2003 Flexible Stock Plan. We did not grant any shares of restricted common stock for executive compensation during 2012. As of December 31, 2012, the following shares of our common stock were authorized for issuance under our equity compensation plans:

	Equity Compensation Plan Information
Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,385,884		$13.25	1,421,318	(2)
Equity compensation plans not approved by security holders (3)	10,134,062	(4)	0.17	--

Total	12,519,946		2.66	1,421,318

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 5 to our consolidated financial statements.
(2)	Includes 36,455 shares available for future issuance under our 1999 Employees Stock Purchase Plan.
(3)

  We have made grants outside of our equity plans and have outstanding options exercisable for shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

(4)

Effective May 3, 2013, 8.0 million of unvested options outstanding were forfeited under the terms of the Amended Employment Agreement entered into by the Company with Mr. Haller. The 2.0 million vested options expire if not exercised by Mr. Haller by July 2, 2013 at an exercise price of $0.05 per share.

Recent Sales of Unregistered Securities / Recent Purchases of Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2012. We did not issue any shares of our common stock during the fourth quarter of 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our ability to pay dividends, our competitive position and the effects of competition and the projected growth of the industries in which we intend to operate. This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products, and the assumptions underlying such estimates. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to fund our operations and continue as a going concern;
•	our ability to have excess cash available for future actions;
•	anticipated trends in our business and demographics;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to preserve trade secrets and operate without infringing on the proprietary rights of third parties;
•	worldwide political stability and economic growth;
•	regulatory, competitive or other economic influences;
•	our ability to successfully mitigate the risks associated with foreign operations;
•	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
•	fluctuations in the value of the MGT shares while they bear the restrictive legend
•	our ability to realize the deferred purchase price from the sale of DARC;
•	the impact of foreign currency exchange rate fluctuations and additional risks of foreign operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	the impact of our inability to compete with Destron’s business until July 21, 2014;
•	volatility in our stock price, including a significant decrease over the past few years; and
•

our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 6 of this Annual Report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) the impact on our business from the sales of DARC and the mobile games business, (vi) expectation about the outcome of the liquidation of Signature which subsequently occurred after the period covered by this Annual Report, (vii) the impact of the VeriTeQ acquisition on our financial condition, results of operations and cash flows, (viii) changes in laws, and (ix) other factors, many of which are beyond our control.

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

Overview

During 2012, we operated in one business segment, which we refer to as our mobile games. Mobile games develops consumer applications and mobile games for tablets, smartphones and other mobile devices. Our mobile games segment, which was located in Sherman Oaks, California, began in August 2012 when we hired Mr. Haller as our CEO. During 2012, we had two games under development by our staff employees who are experienced artists and programmers. Our game development costs were approximately $0.3 million in 2012. In addition, we incurred an additional $0.4 million in development costs from January 1, 2013 to May 3, 2013, when we sold our mobile game division as more fully discussed below under the heading Subsequent Events. We did not generate any revenue from our games under development.

Discontinued Operations

Due to the decision to focus on our mobile game division as our core operating business, during December 2012, our board of directors determined that it was appropriate to classify Signature as discontinued operations, and, accordingly, all prior period results have been restated.

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

Discontinued operations are more fully discussed in Note 7 to our consolidated financial statements.

Subsequent Events

On March 1, 2013, we entered into a Share Purchase Agreement with Michael Cook, John Grant and Yee Lawrence, collectively, the “Buyers,” pursuant to which all of the outstanding capital stock of Digital Angel Radio Communications Limited (“DARC”), a recently formed, wholly-owned subsidiary of ours registered in the UK, was purchased by the Buyers in a management buyout. In connection with the transaction, the radio communications business of Signature was transferred into DARC. Messrs. Cook and Grant were former directors of Signature. In March 2013, we appointed a liquidator and initiated the formal liquidation of Signature, primarily related to its outstanding liabilities. We expect the liquidation to be completed by the end of 2013, although it could extend beyond the expected timeframe.

On June 24, 2013, we agreed to acquire all of the outstanding shares of common stock of VeriTeQ in accordance with a Share Exchange Agreement by and among the Company, VeriTeQ, and the VeriTeQ Shareholders. In exchange for the VeriTeQ Shares, the Company will issue to the VeriTeQ Shareholders 4,107,592 shares of the Company’s Series B Convertible Preferred Stock. Each of the Preferred Shares will be convertible into two shares of the Company’s common stock. After the closing of the Share Exchange, VeriTeQ will become our wholly-owned subsidiary, and the VeriTeQ Shareholders will own approximately 90% of the outstanding shares of our common stock, on an as converted, fully diluted basis. Following the transaction, the Company's main business will be VeriTeQ's business.

The Closing of the Share Exchange is expected to occur on or before July 31, 2013 or such other date to which the Company, VeriTeQ Shareholders and VeriTeQ agree. As described in more detail below, after the Closing Date, and upon the fulfillment of certain conditions, the Preferred Shares will be automatically converted into shares of the Company’s common stock; all outstanding stock options to purchase shares of VeriTeQ’s common stock, whether or not exercisable or vested, will be converted into options to acquire shares of the Company’s common stock; and all outstanding warrants to purchase shares of VeriTeQ’s common stock will be converted into warrants to purchase shares of the Company’s common stock.

The Preferred Stock consists of 4,107,592 authorized shares. The shares of Preferred Stock being issued to the VeriTeQ Shareholders in connection with the Share Exchange will, by their principal terms:

(a)

convert into a total of 8,215,184 Conversion Shares, at which time the Conversion Shares will constitute approximately 89% of the issued and outstanding shares of common stock of the Company, following the “Reverse Stock Split” (as defined below);

(b)	have the same voting rights as holders of common stock on an as-converted basis for any matters that are subject to stockholder vote;

(c)	not be entitled to any dividends; and

(d)	be treated pari passu with the common stock on liquidation, dissolution or winding up of the Company.

The Exchange Agreement provides that as soon as practicable following the Closing Date, but in no event more than 30 calendar days after the Closing Date, the Company is to approve, and it is to seek to obtain the approval of its stockholders for, the following transactions:

●

a one-for-30 reverse stock split of the Company’s common stock (the “Reverse Stock Split”), which will cause the total number of shares of the Company’s common stock outstanding, including the Conversion Shares and the shares of common stock purchasable upon exercise of the Substitute Options and the Converted Warrants, to equal approximately 12,402,109 shares of common stock of the Company;

●	amending the Company’s Certificate of Incorporation to change the name of the Company to “VeriTeQ Corporation” to better reflect the business of VeriTeQ; and

●	the Company’s 2013 Stock Incentive Plan (the “Stock Plan”).

Upon closing of the proposed transaction, Messrs. Joseph J. Grillo and Dennis G. Rawan, two of our three current directors, would resign, the size of the Board of Directors would be increased to five persons, and Messrs. Scott R. Silverman, Barry Edelstein, Michael E. Krawitz, and Shawn Wooden, nominees of VeriTeQ, would be appointed to fill the vacancies created by the resignations of our current directors and the increase in the size of the Board. In addition, upon closing, Messrs. Scott R. Silverman, Randolph K. Geissler, and PositiveID Corporation will be the majority shareholders.

In addition, subsequent to December 31, 2012, we: (i) entered into the Settlement Agreement with Allflex in connection with the escrow from the sale of Destron; (ii) entered into the Letter Agreement with Mr. Grillo and terminated his previous employment agreement with us; (iii) sold our mobile game business to MGT; (iv) entered into the Amendment to Employment Agreement with Mr. Haller, which terminated his employment with us; and (v) appointed our chairman of the board, Mr. Penni, as our interim CEO and president. Each of these events is more fully discussed under the heading Subsequent Events beginning on page 3 of this Annual Report, and also in Note 14 to our accompanying consolidated financial statements.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our consolidated financial statements.

Business Overview

Our consolidated operating activities used cash of $6.0 million and $10.7 million during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, our cash and cash equivalents totaled $0.7 million compared to $6.3 million as of December 31, 2011. As of December 31, 2012, our stockholders’ deficit was $2.5 million, as compared to equity of $4.0 million as of December 31, 2011, and as of December 31, 2012, we had an accumulated deficit of $593.6 million. Our consolidated operating loss was $2.4 million and $4.3 million for the years ending December 31, 2012 and 2011, respectively.

Due to the decision to focus on our mobile game division as our core operating business, during December 2012, our board of directors determined that it was appropriate to classify Signature as discontinued operations, and, accordingly, all prior period results have been restated.

Our profitability and liquidity depend on many factors, including our ability to successfully develop and bring to market products and technologies, including VeriTeQ’s product offerings, the maintenance and reduction of expenses, and our ability to protect the intellectual property rights of VeriTeQ and others that we may acquire.

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

Principles of Consolidation

We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. As of December 31, 2012, we owned a majority of Signature. However, if in the future we were to own less than 50% but equal to or more than 20% of the voting interest of any investee, we will account for such investment under the equity method. All significant intercompany transactions and balances between us and our subsidiary have been eliminated in consolidation. Results of operations, cash flows, and assets and liabilities of Signature are reflected as discontinued operations for 2012 and 2011.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about bad-debt reserves, assumptions used in Black-Scholes and other option valuation models, estimated liabilities under lease obligation and other contingent liabilities, among others.

Stock-Based Compensation

In accordance with the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification (“ASC” or “Codification”), stock-based awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Foreign Currencies & Foreign Currency Adjustment of Intercompany Loans

We operate a foreign subsidiary, Signature, in the U.K., which uses its local currency as the functional currency.

Signature, based in the U.K., used its local currency as its functional currency. Results of operations and cash flow for this subsidiary are reflected as discontinued operations in the 2012 and 2011 financial statements and were translated at average exchange rates during the period, and assets and liabilities, which are also reflected in discontinued operations, were translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

Other transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in our results of operations as incurred. These amounts are not material to the consolidated financial statements.

In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments resulting from those transactions are included in equity in the accumulated other comprehensive income (loss). However, when intercompany transactions are deemed to be of short-term nature, such gains and losses are required to affect consolidated earnings. As a result of the estimate of projected cash flows from a former contract that Signature had with the MOD as well as the previously estimated cash flow that could be generated from the sale of Signature’s radio communications business, in 2011, we determined that it was likely that the intercompany loans will be repaid on a short-term basis and, accordingly, we reclassified approximately $1.4 million of foreign currency translation adjustment losses related to the intercompany loans between Signature and us from other comprehensive loss to other income (expense) in the statement of operations for the year ended December 31, 2011. With the liquidation of Signature in process, we continue to expect that the settlement (that is forgiveness by us) of the intercompany loans will occur in the near-term. Accordingly, during 2012 and 2011, we recorded approximately $0.2 million of income and $0.2 million of expense, respectively, due to foreign currency translation adjustments on intercompany transactions between us and Signature. All foreign currency translation adjustments are reflected in the results of discontinued operations for all periods presented.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2012 and 2011, we had recorded a full valuation allowance against our U.S. net deferred tax assets and as of December 31, 2012, we had recorded a full valuation against our U.K. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating losses and capital loss carry-forwards. The valuation allowances are based on our historical operating performance and estimates of taxable income in the U.S. and the U.K and the period over which our deferred tax assets will be recoverable.

If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we may be required to increase our valuation allowance against previously recognized deferred tax assets, which could result in a material adverse impact on our operating results. As of December 31, 2012, we had an aggregate valuation allowance against our U.S. and U.K. net deferred tax assets of approximately $92.8 million and $3.1 million, respectively.

The amount of any benefit from our U.S. and U.K. tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. Based on the cumulative three-year change in ownership, we exceeded the fifty percent threshold during the year ended December 31, 2009. As a result, approximately $177.6 million of the U.S. net operating loss carryforwards at December 31, 2012 was limited under IRC section 382. As a result of the VeriTeQ acquisition, we expect to again exceed the fifty percent threshold, and as a result, effective on the closing date of the VeriTeQ transaction, the use of our U.S. net operating losses will be severely limited. Also, the liquidation of Signature, once completed, will result in the elimination of our U.K. net operating loss carryforwards. Such limitations, in conjunction with the net operating loss expiration provisions, effectively eliminate our ability to use our current net operating loss carryforwards to offset future taxable income. In addition to the VeriTeQ acquisition, certain other transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. See Note 6 for further information concerning our income taxes.

Results of Operations from Continuing Operations

Outlook and Trends

During the third quarter of 2012, we made a decision to pursue a new strategic direction. We decided to shift our operational focus to the mobile game applications industry under the direction of Mr. Haller. Mr. Haller has extensive experience in the game industry. During 2012, we were in the process of designing and developing several mobile game applications and we hired an experienced team of artists and programmers based in Southern California. We had expected to begin publishing mobile games on both Google’s Android and Apple’s iOS operating systems during 2013. Mobile games applications for tablets and smartphones are expanding at a significant rate. While, there are hundreds of thousands of applications in the market, we believed we would be able to differentiate ourselves through technical superiority and innovative game designs. The barriers to entry into this market are small enough that we believed we could enter with a very minimal cost of capital. We were also reviewing various opportunities, including licensure and joint venture projects, with some of the top independent mobile game producers.

In March 2013, our board of directors decided to sell our mobile game division to MGT as more fully discussed under the heading Subsequent Events beginning on page 3 of this Annual Report and to pursue other strategic alternatives, including performing due diligence for several potential business acquisitions. Our board made this decision due to higher than expected development costs to date as well as anticipated continued cost of development needed to bring the games to publication, costs that would require us to obtain third party financing or raise additional capital. It determined that selling the assets in the current stage of development in exchange for recoupment of some of the development costs and the chance to participate in future profits via ownership of MGT’s common stock was preferable to the considered alternatives, including but not limited to the possibility that insufficient financial resources would result in our inability to complete or publish the games.

Presently our corporate overhead consists of one U.S.-based corporate employee and two outsourced, part-time consultants, and three board members in a “virtual” office environment, in order to minimize costs and conserve cash.  We expect to continue to execute all required filings, tax returns, and maintain insurance and perform other required activities to maintain our standing as a publicly-traded company. Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and our ability to continue as a going concern.

Due to the decision to focus on our mobile game division as our core operating business, during December 2012, our board of directors determined that it was appropriate to classify Signature as discontinued operations, and, accordingly, all prior period results have been restated.

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the years ended December 31, 2012 and 2011. We did not generate revenue from our mobile game applications through the sale of the business on May 3, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.8 million and $2.2 million for years ended December 31, 2012 and 2011, respectively. The $0.5 million decrease in selling, general and administrative expenses was due primarily to $0.6 million decrease in corporate expenses mainly due to run off of directors and officers insurance coverage incurred in 2011 related to the sale of Destron, less salary and personnel related costs in 2012, lower audit fees in 2012, partially offset by an increase in other professional fees associated with strategic advisory services. The decrease in corporate expenses was partially offset by approximately $0.2 million of general and administrative expenses for the mobile game division in 2012.

Severance and Separation Expenses

We incurred approximately $0.3 million and $1.0 million of severance and separation expenses during the years ended December 31, 2012 and 2011, respectively. The severance expense was associated with a change of control provision in Mr. Grillo’s, our former CEO, employment agreement, which was triggered by the sale of Destron in 2011. Approximately one month of the related severance was recorded in 2012 and three months was recorded in 2011.

Development Expenses

Development expenses for the development of our mobile games were approximately $0.3 million in 2012. We began the development of our mobile games in August 2012.

Other Income (Expense), Net

We did not have any other income (expense) in the year ended December 31, 2012 as compared to $2.3 million in the year ended December 31, 2011. The amount in 2011 was primarily a result of the revaluation of warrants to fair value, which resulted in income of approximately $2.1 million in 2011, and approximately $0.2 million of income associated with the reversal of liabilities for which the statute of limitations had expired and for which we no longer had a legal obligation to pay.

Interest Expense

Interest expense was approximately $7,000 and $3.4 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily due to interest expense associated with debentures that we issued in February 2011 and redeemed on July 22, 2011. Approximately $2.5 million of the interest expense in 2011 related to the value of the Series A and B warrants that we issued in connection with the debentures, $0.5 million was due to the prepayment of the debentures and approximately $0.2 million resulted from debt issue costs for the debentures. We redeemed the debentures and repurchased the Series A and B warrants with a portion of the proceeds from the sale of Destron.

Income Taxes

We had an income tax benefit of $53,000 and $0.1 million for the years ended December 31, 2012 and 2011, respectively, related to the changes in the estimate for uncertain tax positions. Differences in the effective income tax rates from the statutory federal income tax rate arise from the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2012, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our recurring losses and our current projections of future taxable loss.

Loss from Continuing Operations

During the years ended December 31, 2012 and 2011, we reported a loss from continuing operations of approximately $2.4 million and $4.3 million, respectively. The decrease in the loss for 2012 compared to 2011 relates primarily to the decrease in interest expense of $3.4 million in 2012, reduced severance expense in 2012 of approximately $0.7 million, and lower selling, general and administrative expenses of approximately $0.5 million. These decreases were partially offset by a decrease in other income of approximately $2.3 million in 2012, and development expenses of approximately $0.3 million in 2012 related to the mobile games division.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, cash totaled $0.7 million, a decrease of $5.6 million, from $6.3 million at December 31, 2011.

Net cash used in operating activities totaled $6.0 million in 2012 and $10.7 million in 2011. In 2012, cash was used primarily by the net loss. In 2011, cash was used primarily by the net loss and payments of accounts payable and accrued obligations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•	Accounts payable decreased to $0.2 million at December 31, 2012 from $0.1 million at December 31, 2011. We anticipate accounts payable to decrease going forward.
•

Accrued expenses decreased to $0.7 million at December 31, 2012, from $1.4 million at December 31, 2011, due primarily to the payment of accrued severance expense of approximately $1.0 million during 2012.

Investing activities provided cash of $0.2 million and $22.2 million in 2012 and 2011, respectively. In 2012 and 2011, cash was primarily provided by discontinued operations. The cash provided by discontinued operations in 2011 was primarily from the sales of Destron and SARBE.

Financing activities provided cash of $0.3 million and used cash of approximately $5.4 million during 2012 and 2011, respectively. In 2012, cash was provided primarily by discontinued operations. In 2011, cash was used primarily by discontinued operations and to repurchase warrants.

Liquidity

As of December 31, 2012, we had a working capital deficiency of approximately $2.7 million. However, included in current liabilities of discontinued operations were approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay. In addition, approximately $2.0 million of Signature’s existing liabilities included in discontinued operations at December 31, 2012 are subject to the liquidation of Signature. We initiated the formal liquidation of Signature in March 2013.

In March 2013, we sold DARC and received net proceeds of £110,000, (approximately U.S. $160,000, net of transaction fees), representing the £150,000 cash down payment from the sale offset by £40,000 used to satisfy a portion of Signature’s outstanding liabilities. Beginning on June 1, 2013, under the terms of the Purchase Agreement, we are to receive eighteen monthly payments of approximately £9 thousand each. The purchase price also included the assumption by the Buyers of approximately £175,000 (U.S. $266,000) under an invoice discount facility and £67,000 (U.S. $102,000) of certain existing consulting and severance obligations. On March 26, 2013, we received $1.25 million from the settlement of the Destron sale escrow and on May 3, 2013, we sold the assets of our game division for a cash payment of $136,630 and 50,000 shares of MGT common stock valued at approximately $0.2 million on the closing date.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the cash that will be required to fund VeriTeQ’s business operations; our ability to collect the deferred purchase price from the sale of DARC; the cash proceeds we will generate upon the sale of the MGT common stock we received from the sale of our mobile game business; and potential obligations that we could face in connection with the liquidation of Signature, which is in process. Failure to raise capital to fund VeriTeQ’s operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock and preferred shares and proceeds from the issuance of debt. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund VeriTeQ’s operations, it would have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2012.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our board of directors currently consists of three directors.  Our board of directors was structured to be divided into three classes, and a class is generally elected to serve for a three-year term or until the directors' successors are duly elected and qualified.  Thus, it has been our historical practice (since 1998) to elect approximately one-third of the members of the board of directors annually.  However, with the downsizing of our board of directors in 2011, we have only three sitting members at the present time and they are not divided equally into three classes. Directors may be removed only for cause. Any director appointed by our board of directors to fill a vacancy on the board serves the balance of the unexpired term of the class of directors in which the vacancy occurred.

Our current board members are as follows:

Name	Age	Current Position	Board Member Since
Daniel E. Penni	65	Non-independent Board Member (Chairman), Audit & Governance Committee, Compensation Committee (Chair), and Nominating Committee, Interim Chief Executive Officer and President	March 1995
Dennis G. Rawan	69	Independent Director, Audit & Governance Committee (Chair) and Nominating Committee	December 2002
Joseph J. Grillo	55	Non-Independent Director	January 2008

Daniel E. Penni and Dennis G. Rawan were most recently elected as directors in 2008 and Mr. Grillo was most recently elected in 2010. Each director was elected to serve for a term of 3 years or until such time as his successor is elected and qualified. Biographical and other information concerning our directors is set forth below.

Daniel E. Penni: Mr. Penni served as our president and interim chief executive officer from January 31, 2012 to August 23, 2012. He was re-appointed as our interim chief executive officer and president on May 6, 2013. He has served as a director since March 1995 and as chairman of our board since July 3, 2007. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co. (NYSE:AJG), an insurance brokerage and risk management services firm, where he served in several positions, including his final position as area executive vice president. He has worked in various sales and administrative roles in the insurance business since 1969. He also served on the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston from 1989 through June 2006 and served as the chair of finance, the corporate treasurer and the chair of the audit committee at various times during his service period. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College. Mr. Penni was a member of the board of directors of VeriChip Corporation, n/k/a Positive ID Corporation (which was a former subsidiary of ours) from June 2004 until January 2008. Mr. Penni was selected to serve as a director on our board because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

Joseph J. Grillo: Mr. Grillo, an RFID industry veteran, has served as a member of our board of directors since January 2, 2008. Mr. Grillo served as an advisor to our board and consultant to the Company from February 1, 2012 to March 31, 2013, and served as our chief executive officer and president from January 2, 2008 to January 31, 2012. In 2012, Mr. Grillo and a former colleague, formed ACRE, LLC, to serve as a platform to initiate acquisitions in the Electronic Security Manufacturing market. From December 2003 until joining us, Mr. Grillo served as the president and chief executive officer of the Global Technologies Division of Assa Abloy, AB, a publicly-held global manufacturer in the security and lock industry (“Assa Abloy”). From January of 2002 until December of 2003, Mr. Grillo served as the president and chief executive officer of the Identification Technology Group Division of Assa Abloy, where he formed and was responsible for the sales growth of the Identification Technology business unit. He earned a bachelor of science in finance from the University of Connecticut, School of Business. Mr. Grillo was selected to serve as a director on our board because of his general business experience, his experience and knowledge gained from acting as our chief executive officer, his proven expertise in the radio frequency identification industry and his experience with company turnarounds.

Dennis G. Rawan: Mr. Rawan has served as a director since December 10, 2002. Mr. Rawan was chief financial officer of Expo International, Inc. (“Expo”) from 1996 until his retirement in 2001. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant, or CPA, providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Prior to starting his CPA practice, Mr. Rawan spent several years in public accounting with the then Touche Ross and Company and subsequently in the building materials industry with Evans Products’ Retail Group. Mr. Rawan earned a bachelor of science degree and a master of business administration degree from Northeastern University. Mr. Rawan was selected to serve as a director on our board because of his past experience as an executive officer, his financial expertise as a CPA, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

EXECUTIVE OFFICERS

As of the date of this report, each of the persons below currently serves as one of our executive officers:

Name	Age	Position

Daniel E. Penni	65	Interim Chief Executive Officer and President
Lorraine M. Breece	60	Chief Financial Officer

There are no family relationships between any of our directors and executive officers.

The following is a summary of the background and business experience of our executive officers other than Mr. Penni (whose background and business experience is described in connection with his status as a director):

Lorraine M. Breece: Ms. Breece was appointed our chief financial officer on August 1, 2011. Ms. Breece had worked as a consultant from July 2010 until July 2011, including performing consulting services for the Company. Prior to that time, she served as the Company’s Chief Financial Officer from March 2008 to June 2010, as acting Chief Financial Officer since March 2007, and in various finance related roles with the Company, including Chief Accounting Officer, since April 2000. Prior to joining the Company, from 1991 to 1999, Ms. Breece served as director of finance and chief accounting officer of Nabi BioPharmaceuticals. From 1984 to 1990, she served as corporate controller for Levitt Corporation. Ms. Breece began her career as an auditor with PricewaterhouseCoopers LLP. She earned a bachelor of business administration in Accounting from Florida Atlantic University and received a CPA license (inactive) in Florida.

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

Code of Conduct and Corporate Ethics General Policy Statement

Our board of directors has approved, and we have adopted, a Code of Conduct and Corporate Ethics General Policy Statement, or the Code of Conduct, which applies to all of our directors, officers and employees. Our board of directors has also approved, and we have adopted, a Code of Ethics for Senior Financial Officers (the “Code for SFO”) which applies to our president and chief executive officer, chief financial officer and other senior officers as deemed appropriate. The Code of Conduct and the Code for SFO are available, without charge, upon written request to Digital Angel Corporation, Attention: Lorraine Breece, Chief Financial Officer, 300 State Street, Suite 214, New London, CT 06320. The audit and governance committee of our board of directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit and governance committee must approve any waivers of the Code of Conduct, and our board of directors must approve any waivers of the Code for SFO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and to furnish copies of all such reports to us. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2011 and 2012 by:

●	each person who served as our chief executive officer in 2012; and
●	each person who served as our chief financial officer in 2012.

We had no other executive officers in 2012. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation(1)	All Other Compensation		Total
Daniel E. Penni (1)	2012	$—	$—	—	$—	$—	$—		$—
Interim Chief Executive Officer and President	2011	—	—	—	—	—	—		—
Lorraine M. Breece (2)	2012	$140,000	$25,000	—	$3,347	$—	$4,077	(5)	$172,424
Chief Financial Officer	2011	56,538	—	—	—	—	1,284	(6)	57,822
Joseph J. Grillo (3)	2012	$28,125	$—	—	$—	$—	$980,584	(7)	$1,008,709
Former Chief Executive Officer and President	2011	337,500	—	—	—	—	51,346	(8)	388,846
L. Michael Haller (4)	2012	$52,658	$—	—	$76,085	$—	$427	(9)	$129,170
Former Chief Executive Officer and President	2011	—	—	—	—	—	—		—

(1)

Mr. Penni was interim chief executive officer and president from January 31, 2012 to August 23, 2012. Mr. Penni was also chairman of the Board of Directors during 2011 and 2012, and was paid $81,000 in director fees for 2012, and $78,300 of director fees in 2011. In addition, Mr. Penni received 100,000 stock options in September 2012 for his services as a director. The option award was valued at $6,695 on the date of grant. These director fees and option award are not included in the compensation table above.

(2)	Ms. Breece was hired as our chief financial officer on August 1, 2011.

(3)

As a result of Mr. Grillo’s resignation on January 31, 2012 related to the change of control provisions in his employment agreement, which were triggered by the sale of Destron on July 22, 2011, we had accrued approximately $1.4 million of severance/change of control payments due to Mr. Grillo under the terms of his employment agreement, as amended, which included compensation relating to vesting of unvested restricted stock and stock options, payroll taxes and group medical expenses. Approximately $1.0 million of the accrued severance was paid to Mr. Grillo in 2012, and the remainder of the accrual will be reversed in the second quarter of 2013, based on a letter agreement entered into during April, 2013. See further discussion under section titled “Executive Employment Arrangements with Former Named Executive Officers.” During 2012, Mr. Grillo was also paid $275,000 in consulting fees, which are not reflected in the compensation table above, as these were paid to Mr. Grillo as a consultant and advisor to the Board. In addition, Mr. Grillo was granted 100,000 stock options for his services as a director, and this award was valued at $6,695 on the date of grant. The option award is not included in the compensation table above as it is included in the table of 2012 Director Compensation below.

(4)	Mr. Haller was appointed as chief executive officer effective August 23, 2012, and resigned as chief executive officer effective May 3, 2013.
(5)	Amount represents $4,077 for Ms. Breece’s cellular telephone and internet services paid for during 2012.
(6)

Amount represents $1,284 for Ms. Breece’s cellular telephone and internet services paid for during 2011. We also paid Ms. Breece $13,370 for consulting services during 2011, which are not reflected in the compensation table above as she was paid for those services as an independent contractor.

(7)

Amount represents $972,000 of severance paid to Mr. Grillo under the terms of his employment agreement, $886 for Mr. Grillo’s cellular telephone and internet services paid for during January 2012, and $7,698 for accrued vacation hours paid to Mr. Grillo in 2012.

(8)

Amount represents $9,074 for Mr. Grillo’s cellular telephone and internet services paid for during 2011, $1,214 for Mr. Grillo’s club dues during 2011 and $41,058 for accrued vacation hours paid to Mr. Grillo in 2011.

(9)	Amount represents $427 for Mr. Haller’s cellular telephone and internet services paid for during 2012.

Our 2012 Incentive and Recognition Policies

We did not establish an incentive and recognition plan for our named executive officers for 2012.

Outstanding Equity Awards as of December 31, 2012

The following table provides information as of December 31, 2012 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Daniel E. Penni
	12,500	—		—	$25.84	07/06/2013
	12,500	—		—	$10.96	07/02/2015
	3,437	—		—	$12.00	06/20/2018
	1,250	—		—	$25.60	06/20/2018
	25,000	—		—	$0.52	12/12/2018
	12,500	—		—	$1.08	10/01/2019
	100,000	—		—	$0.07	09/09/2022
							1,250	(1)	$88	—	—
L. Michael Haller
	2,000,000	8,000,000	(2)	—	$0.05	07/02/2013
Joseph J. Grillo
	68,750	—		—	$5.36	01/30/2018
	27,370	—		—	$5.04	01/30/2018
	31,250	—		—	$2.64	09/29/2018
	50,000	—		—	$0.52	12/12/2018
	130,756	—		—	$1.08	10/01/2019
	100,000	—		—	$0.07	09/09/2022
Lorraine M. Breece
	6,250	—		—	$25.84	07/06/2013
	17,500	—		—	$8.88	08/15/2017
	437	—		—	$12.00	06/20/2018
	437	—		—	$25.60	06/20/2018
	625	—		—	$12.00	06/20/2018
	8,334	—		—	$0.52	12/12/2018
	50,000	—		—	$0.07	09/09/2022

(1)	1,250 restricted shares of our common stock vested on January 25, 2013.
(2)

8,000,000 unvested options were forfeited on May 3, 2013, the effective date of the Amendment to Employment Agreement with Mr. Haller, under which Mr. Haller resigned as president, chief executive officer and director of the Company upon the closing of the sale of the mobile games division. The 2.0 million vested options expire if not exercised by July 2, 2013.

2012 Option Exercises and Stock Vested

None of our named executive officers exercised options during the year ended December 31, 2012. On January 31, 2012, 39,062 shares of restricted stock vested for Mr. Grillo as a result of his termination of employment on that date. On January 25, 2012, 1,250 shares of restricted stock vested and on October 1, 2012, 4,166 shares of restricted stock vested for Mr. Penni.

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

Potential Payments Upon Termination or Change in Control

We had entered into employment agreements with certain of our former named executive officers that required us to make payments upon termination or a change in control of the Company. These arrangements are discussed below in the section “Executive Employment Arrangements with Former Named Executive Officers.”   By letter agreement, we are required to give Ms. Breece a ninety-day termination notice.

Executive Employment Arrangements with Current Named Executive Officers

We have not entered into any employment agreements, termination or change in control arrangements with our current named executive officers except as discussed above in the section “Potential Payments Upon Termination or Change in Control.”

Executive Employment Arrangements with Former Named Executive Officers

A discussion of formal employment agreements with two of our former named executive officers, Mr. Grillo and Mr. Haller, follows:

Joseph J. Grillo

In connection with Mr. Grillo’s appointment, we entered into an employment agreement with Mr. Grillo, (the “Grillo Employment Agreement”), effective as of January 1, 2008, which provided that Mr. Grillo receive a base salary of $375,000, (which was to be reviewed annually), and he was eligible to receive an annual bonus, subject to approval of our Board of Directors, ranging from 0% to 200% of base salary. Mr. Grillo’s bonus was to be determined based upon his performance in the following areas with related metrics and goals to be approved by our Board of Directors at the beginning of each performance year: company and divisional revenues, net income, cash generation, board discretion, investment analyst coverage, price per share, strategic deals/partnerships that enhance stockholder value and such other metrics and goals that our Board of Directors could establish. A non-equity incentive compensation plan was not provided to Mr. Grillo for fiscal year 2011. In 2009, Mr. Grillo elected to reduce his base salary by 10% to $337,500 which remained in effect through his resignation as chief executive officer effective January 31, 2012.

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

In July 2011, we sold all of our outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing, (“Destron”) to Allflex USA, Inc. (“Allflex”) (the “Destron Transaction”). The Destron Transaction represented a change of control as defined in the agreement. In addition, due to Allflex’s requirement that Mr. Grillo sign a three year non-competition agreement with Allflex in connection with the sale of Destron, we agreed to amend Mr. Grillo’s employment agreement to include an additional payment of one year base salary, or $337,500, and make other changes to the terms of payment. The additional one year base salary was payable on the earlier of the second anniversary of the closing date of the Destron Transaction (July 22, 2013) or our winding down if, and only if, Mr. Grillo had not found employment by that time. In addition, if Mr. Grillo secured alternative employment during the third year after the closing of the Destron Transaction, he would have been obligated to repay the amount earned during the third year up to the amount he received from us.

On September 30, 2011, Mr. Grillo notified us of his intention to resign and on January 31, 2012, Mr. Grillo resigned. We had accrued $1.4 million of severance/change of control payments due to Mr. Grillo under the terms of his employment agreement, as amended, which included compensation related to vesting of unvested restricted stock and stock option, payroll taxes and group medical expenses. This deferred expense was amortized over the four months ending January 31, 2012 and accordingly, we recorded $1.0 million of this expense during 2011, and $0.4 million during 2012. In February 2012, the initial change of control payment of $1.0 million was placed in the Grillo Rabbi Trust and the funds were distributed to Mr. Grillo in August 2012. Effective April 11, 2013, Mr. Grillo entered into the Letter Agreement with the Company wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with the Company. The Letter Agreement terminated Mr. Grillo’s previous employment agreement with the Company and extended Mr. Grillo’s consulting agreement with the Company until March 31, 2013. As a result, as of April 11, 2013, all obligations to Mr. Grillo have been satisfied in full. Mr. Grillo remains a director of the Company.

L. Michael Haller

On August 23, 2012, the board of directors selected and approved L. Michael Haller to be our CEO, president and a director. In connection with Mr. Haller’s appointment, we entered the Original Employment Agreement, which provided that Mr. Haller would receive a base salary of $150,000. The Original Employment Agreement also provided that, if we terminated Mr. Haller’s employment without cause or Mr. Haller terminated his employment for good reason, Mr. Haller would receive a severance payment equal to the sum of one times his base salary. In addition, on August 27, 2012, Mr. Haller was granted stock options to purchase 10,000,000 shares of our common stock, with an exercise price of $0.05 per share of which 2,000,000 vested on August 27, 2012 and were granted as a signing bonus. The remaining 8,000,000 options were performance-based and would vest upon achievement of specified targets. The stock options, which were granted outside of the company’s stock option plans as an inducement to employment, had an expiration date of August 26, 2022.

Unvested stock options held by Mr. Haller would become fully vested and exercisable on a pro-rata basis to the extent that Mr. Haller had achieved some or all of the applicable incentive targets as outlined for each unvested Tranche upon any termination of employment by us without cause, or by Mr. Haller for good reason or due to Mr. Haller’s disability or death, which occurred at least six months after the effective date of the Original Employment Agreement and would remain exercisable for a period of 60 (sixty) days following any such termination (subject to earlier expiration of the original option term). Upon any termination of employment by us for cause, by Mr. Haller for any reason other than good reason, or Mr. Haller terminated his employment for any reason, all unvested options terminated immediately.

In the event of a change in control, as defined in the agreement, all unvested stock options would immediately accelerate and become vested. The Original Employment Agreement also contained non-compete and confidentiality provisions, and also included a commitment to nominate and support Mr. Haller and one additional person named by Mr. Haller for election to the board of directors, subject to shareholder election.

Effective May 3, 2013, we entered into the Amendment to Employment Agreement with Mr. Haller, which amended and terminated the Original Employment Agreement. Under the terms of the Amended Employment Agreement: (i) Mr. Haller resigned as the Company’s Chief Executive Officer, President and director upon the closing of the sale of the Company’s mobile game application business on May 3, 2013, (ii) the Company paid Mr. Haller all accrued but unpaid obligations due under the Original Employment Agreement plus a cash lump sum of $10,000 in lieu of any severance or similar payments that might have been required under the Original Employment Agreement, (iii) the Company waived the non-compete and non-solicitation provisions contained in the Original Employment Agreement, and (iv) both parties mutually agreed to release each other from any other claims that they may have against each other. The Amended Employment Agreement further stated that Mr. Haller’s stock option to purchase 2,000,000 shares of the Company’s common stock at $0.05 per share, which vested on August 27, 2012, may be exercised for a period of sixty (60) days following the effective date of the Amended Employment Agreement. However, Mr. Haller’s stock options to purchase up to 8,000,000 shares, which were not vested as of the date of the Amended Employment Agreement, were forfeited as of such date.

2012 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel E. Penni(1)	$81,000	$—	$6,695	$—	$—	—	$87,695
Dennis G. Rawan(2)	46,800	—	6,695	—	—	—	53,495
Joseph J. Grillo(3)	—	—	6,695	—	—	—	6,695
L. Michael Haller(4)	—	—	—	—	—	—	—

(1)	As of December 31, 2012, Mr. Penni held options to purchase 167,187 shares of our common stock.
(2)	As of December 31, 2012, Mr. Rawan held options to purchase 150,000 shares of our common stock.
(3)

As of December 31, 2012, Mr. Grillo held options to purchase 408,126 shares of our common stock. Mr. Grillo also received $275,000 for serving as a consultant and advisor to the Board during 2012. See further discussion under section above titled “Executive Employment Arrangements with Former Executive Officers”.

(4)	Mr. Haller did not receive any compensation as a director. See section “Item 11. Executive Compensation” for details regarding his compensation as an executive officer for 2012.

In 2012, the compensation committee of our board of directors determined that the annual compensation for outside directors was as follows: (i) $7,200 per quarter for board service, (ii) an additional $3,600 and $1,800 per quarter for service as the audit and governance committee chair and the compensation committee chair, respectively, (iii) an additional $900 and $900 per quarter for service as a member of the audit and governance committee and the compensation committee, respectively, and (iv) $17,550 per quarter for service as the chairman of our board of directors. Reasonable out of pocket travel expenses are reimbursed when incurred. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans. Mr. Penni who is currently acting as our interim president and chief executive officer is not participating in any of our other benefit plans, nor is he being compensated for serving as our president and interim chief executive officer, but is being compensated for his services as chairman of the board of directors.

None of our directors exercised options during the year ended December 31, 2012. On January 25, 2012, 1,250 shares of restricted stock vested for Messrs. Penni and Rawan each. On January 31, 2012, 39,062 shares of restricted stock vested for Messr. Grillo. On October 1, 2012, 4,166, shares of restricted stock vested for Messrs. Penni and Rawan each.

Stock Option and Other Compensation Plans

Stock Options and Other Awards Granted under the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan.

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

The 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan are also designed to encourage ownership of our common stock by employees, directors and other individuals, and to promote and further our best interests by granting options and other stock awards. Under these plans, we may grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and us. During 2012, approximately 0.4 million options were granted to directors, employees and consultants, under the 2003 Flexible Stock Plan.

Stock Options Granted under the 1999 Employees Stock Purchase Plan.

The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (“Code”), provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for us on January 1, 2006, options granted under the plan may be compensatory. During 2011 and 2012, we did not grant any options under the plan. See Note 5 to our consolidated financial statements for the outstanding stock option details.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of June 25, 2013 by:

(i)	each person known to us to beneficially own more than 5% of our common stock,
(ii)	each of the named executive officers (as disclosed in the summary compensation table),
(iii)	each of our directors, and
(iv)	all of the current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 25, 2013 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The calculation of the percentage of outstanding shares is based on 30,874,685 shares of our common stock outstanding on June xx, 2013, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares

Five Percent Stockholders:
L. Michael Haller(2)	2,000,000	6.1%
Executive Officers and Directors:
Daniel E. Penni(3)	639,232	2.1
Dennis G. Rawan(3)	181,775	*
Lorraine M. Breece(3)	83,977	*
Joseph J. Grillo (3)	1,273,608	4.1
L. Michael Haller(2)	2,000,000	6.1
All current directors and executive officers as a group (4 persons)	2,178,592	6.9%

*	Represents less than 1% of the issued and outstanding shares of common stock of the Company.

(1)

This table includes presently exercisable stock options and options that are exercisable within sixty days of June 25, 2013, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of options presently exercisable and exercisable within 60 days set forth following their respective names: Daniel E. Penni — 167,187; Lorraine M. Breece— 83,583 shares; Dennis G. Rawan — 150,000; Joseph J. Grillo — 408,126; L. Michael Haller — 2,000,000; and all current directors and officers as a group — 808,896

(2)	Mr. Haller’s employment was terminated with the Company effective May 3, 2013. His business address is 15000 Ventura Blvd., Suite 202, Sherman Oaks, CA 91403
(3)	All of these individuals share the same business address: 300 State Street, Suite 214, New London, CT 06320.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2012, we granted 50,000 options for executive compensation. We did not grant any shares of restricted common stock for executive compensation in 2012. Shares of our common stock that were authorized for issuance under our equity compensation plans is presented on page 9 of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2012, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at years ended December 31, 2011 and 2012, and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Consulting Agreement with Joseph Grillo

Effective February 1, 2012, we entered into a twelve month consulting agreement with our director, Joseph Grillo. Per the terms, Mr. Grillo received $25,000 per month in consulting fees, reimbursement for his monthly COBRA premiums and reimbursement up to $25,000 in executive outplacement fees for Mr. Grillo (no amount was reimbursed for executive outplacement fees as none were incurred). Effective April 11, 2013, Mr. Grillo entered into the Letter Agreement with us wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with us. The Letter Agreement also amended the existing consulting agreement between Mr. Grillo and us to provide for an additional two months of consulting payments at $25,000 each month (through March 31, 2013) in recognition of Mr. Grillo’s continued involvement in the sale and the liquidation of Signature, and terminated Mr. Grillo’s previous employment agreement with us. See further discussion under section above titled “Executive Employment Arrangements with Former Named Executive Officers”.

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

Director Independence

Our board of directors and board committees are made up of directors that are both non-independent and independent. The board of directors has determined that Mr. Rawan is independent under all applicable standards set forth by the SEC, including Exchange Act Rule 10A-3. Additionally, with regard to his membership on the company’s audit committee, Mr. Rawan is the audit committee financial expert. The board of directors has determined that Mr. Penni is non-independent, due to his appointment as president and interim chief executive officer of the company, notwithstanding the fact that Mr. Penni is not receiving any compensation for this role. Mr. Grillo remains a non-independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

For the fiscal years ended December 31, 2012 and 2011, fees for services provided by our principal accountant, EisnerAmper, LLP, were as follows:

	2012	2011
Audit Fees	$135,000	$280,000
Audit-Related Fees (review of registration statements and other SEC filings)	--	18,000

Tax Fees	--	--
All Other Fees	--	--

Total Fees	$135,000	$298,000

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

Consistent with these policies and procedures, the audit and governance committee approved all of the services rendered by EisnerAmper LLP during fiscal years 2012 and 2011, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)	The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

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

DIGITAL ANGEL CORPORATION

	By:	/s/ Daniel E. Penni
Date: June 28, 2013		Daniel E. Penni
Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel E. Penni	Interim Chief Executive Officer and President, Chairman of the Board of Directors	June 28, 2013
(Daniel E. Penni)	(Principal Executive Officer)

/s/ Lorraine M. Breece	Chief Financial Officer	June 28, 2013
(Lorraine M. Breece)	(Principal Financial Officer)

/s/ Joseph J. Grillo	Director	June 28, 2013
(Joseph J. Grillo)

/s/ Dennis G. Rawan	Director	June 28, 2013
(Dennis G. Rawan)

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Digital Angel Corporation

We have audited the accompanying consolidated balance sheets of Digital Angel Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Angel Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses, and at December 31, 2012 had negative working capital and a stockholders' deficit.  These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

June 28, 2013

Digital Angel Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$709	$6,301
Other current assets	340	442
Funds held in escrow from sale of business	1,250	—
Current assets of discontinued operations	911	5,617
Total current assets	3,210	12,360

Property and equipment, net	21	9
Funds held in escrow from sale of business	—	2,500
Other assets of discontinued operations, net	182	568
Total assets	$3,413	$15,437

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable	$44	$40
Accounts payable	179	85
Accrued expenses	722	1,382
Deferred gain on sale of business	1,250	—
Current liabilities of discontinued operations	3,726	7,000
Total current liabilities	5,921	8,507

Commitments and contingencies (Note 9)
Deferred gain on sale of business	—	2,500
Other liabilities	—	419
Total liabilities	5,921	11,426

Stockholders’ (deficit) equity:
Digital Angel Corporation stockholders’ (deficit) equity:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($.01 par value; shares authorized 50,000; shares issued and outstanding, 30,875 and 29,875, respectively)	309	299
Additional paid-in-capital	591,433	591,287
Accumulated deficit	(593,600)	(587,275)
Accumulated other comprehensive loss - foreign currency translation	(471)	(183)
Total Digital Angel Corporation stockholders’ (deficit) equity	(2,329)	4,128
Non-controlling interest	(179)	(117)
Total stockholders’ (deficit) equity	(2,508)	4,011
Total liabilities and stockholders’ (deficit) equity	$3,413	$15,437

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2012	2011
Revenue	$—	$—

Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	1,759	2,224
Severance expense	346	1,016
Development expenses	294	—
Total operating expenses	2,399	3,240

Operating loss	(2,399)	(3,240)

Other income (expense), net	—	2,277
Interest expense	(7)	(3,408)

Loss from continuing operations before income tax benefit	(2,406)	(4,371)

Benefit from income taxes	53	110

Loss from continuing operations	(2,353)	(4,261)

Loss from discontinued operations, net of income taxes of $0 and $32	(4,034)	(6,073)

Net loss	(6,387)	(10,334)

Loss attributable to the noncontrolling interest, discontinued operations	62	80

Net loss attributable to Digital Angel Corporation	$(6,325)	$(10,254)

Loss per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations	$(0.08)	$(0.14)
Loss from discontinued operations, net of noncontrolling interest	(0.13)	(0.20)
Net loss	$(0.21)	$(0.34)

Weighted average number of common shares outstanding — basic and diluted	30,533	29,872

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the years ended December 31,
	2012	2011
Net loss	$(6,387)	$(10,334)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment reclassified to earnings	—	1,361
Other foreign currency translation adjustments	(288)	128
Comprehensive loss	(6,675)	(8,845)
Comprehensive loss attributable to noncontrolling interest	62	82
Comprehensive loss attributable to Digital Angel Corporation	$(6,613)	$(8,763)

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

Digital Angel Corporation and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity (continued)
For the Year Ended December 31, 2012

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	(Deficit) Equity

Balance, December 31, 2011 (brought forward)	29,875	$299	$591,287	$(587,275)	$(183)	$(117)	$4,011

Net loss	—	—	—	(6,325)	—	(62)	(6,387)
Other foreign currency translation adjustments				—	(288)	—	(288)
Issuance of common stock for services	1,000	10	30	—	—	—	40
Adjustment of shares issuance for price protection under legal settlement	—	—	8	—	—	—	8
Share-based compensation	—	—	108	—	—	—	108

Balance, December 31, 2012	30,875	$309	$591,433	$(593,600)	$(471)	$(179)	$(2,508)

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,387)	$(10,334)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	4,034	6,073
Equity compensation and administrative expenses	108	156
Depreciation and amortization	3	1
Loss on write-off of property and equipment	3	—
Common stock issued for services	40	—
Non-cash interest expense	—	2,538
Change in fair value of warrant liability	—	(2,083)
Net change in operating assets and liabilities	(853)	(2,299)
Net cash used in discontinued operations	(2,963)	(4,775)
Net cash used in operating activities	(6,015)	(10,723)

Cash flows from investing activities:
Payments for property and equipment	(19)	(10)
Net cash provided by discontinued operations	171	22,163
Net cash provided by investing activities	152	22,153

Cash flows from financing activities:
Net amounts collected (paid) on notes payable	30	(184)
Proceeds from sale of Debentures	—	2,000
Payment of Debentures	—	(2,000)
Repurchase of common stock warrants	—	(742)
Stock issuance costs	—	(15)
Net cash provided by (used in) discontinued operations	241	(4,454)
Net cash provided by (used in) financing activities	271	(5,395)

Net (decrease) increase in cash	(5,592)	6,035
Cash – Beginning of year	6,301	266
Cash – End of year	$709	$6,301

Supplemental disclosure of cash flow information:
Interest paid	$7	$635
Income taxes paid	—	—

See the accompanying notes to consolidated financial statements.

Digital Angel Corporation
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

During 2012, Digital Angel Corporation, a Delaware corporation, and its subsidiary, (referred to together as, “Digital Angel,” “the Company,” “we,” “our,” and “us”) operated in one business segment, our mobile game division, doing business as HammerCat Studio. We began our game division in August 2012. In August 2012, we announced the appointment of L. Michael Haller to serve as our chief executive officer, (“CEO”), as part of an initiative to shift our business focus in a new strategic direction. Mr. Haller implemented a new strategy for our business focused on mobile game applications designed for tablets, smartphones, and other mobile devices. On May 3, 2013, we sold our mobile game division to MGT Capital Investments, Inc. (“MGT”) as more fully discussed in Note 14.

On June 24, 2013, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, VeriTeQ Acquisition Corporation (“VeriTeQ”), and the shareholders of VeriTeQ (collectively, the “VeriTeQ Shareholders”) to acquire all of the outstanding shares of common stock (the “VeriTeQ Shares”) of VeriTeQ. See detailed discussion in Note 14. Following the transaction, the Company's main business will be VeriTeQ's business.

Discontinued Operations

During 2012, our discontinued operations consisted of the operations of our radio communications business, which comprised the operations of Signature Industries Limited, or Signature, our 98.5% owned subsidiary located in the United Kingdom (“U.K.”). As more fully discussed in Note 14, on March 1, 2013 we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Michael Cook, John Grant and Yee Lawrence, collectively, the “Buyers,” pursuant to which all of the outstanding capital stock of Digital Angel Radio Communications Limited (“DARC”), a newly formed, wholly-owned subsidiary of ours registered in the UK, was purchased. In connection with the transaction, the radio communications business of Signature was transferred into DARC. Messrs. Cook and Grant were former directors of Signature. Due to the decision to focus on our mobile game division as our core operating business, during December 2012, our board of directors determined that it was appropriate to classify Signature’s operations as discontinued operations, and, accordingly, all prior period results have been restated.

As more fully discussed in Note 7: (i) in July 2011 we sold all of the outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing (“Destron”); (ii) in June 2011, we sold certain assets of our SARBE business; and (iii) in April 2012, SARBE’s remaining contract, a contract with the U.K Ministry of Defence (“MOD”) was terminated.

Liquidity

As of December 31, 2012, we had a working capital deficiency of approximately $2.7 million. However, included in current liabilities of discontinued operations are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay. In addition, approximately $2.0 million of Signature’s existing liabilities included in discontinued operations at December 31, 2012 are subject to the liquidation of Signature. We initiated the formal liquidation of Signature in March 2013.

In March 2013, we sold DARC and received net proceeds of £110,000, (approximately U.S. $160,000, net of transaction fees), representing the £150,000 cash down payment from the sale offset by £40,000 used to satisfy a portion of Signature’s outstanding liabilities. Beginning on June 1, 2013, we are to receive eighteen monthly payments of approximately £9 thousand each, under the terms of the purchase agreement. The purchase price also included the assumption by the Buyers of approximately £175,000 (U.S $266,000) under an invoice discount facility and £67,000 (U.S. $102,000) of certain existing consulting and severance obligations. On March 26, 2013, we received $1.25 million from the settlement of the Destron sale escrow and on May 3, 2013, we sold the assets of our game division for a cash payment of $136,630 and 50,000 shares of MGT common stock valued at approximately $0.2 million on the closing date.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the cash that will be required to fund VeriTeQ’s business operations; our ability to collect the deferred purchase price from the sale of DARC; the cash proceeds we will generate upon the sale of the MGT common stock we received from the sale of our mobile game business; and potential obligations that we could face in connection with the liquidation of Signature, which is in process. Failure to raise capital to fund VeriTeQ’s operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock and preferred shares and proceeds from the issuance of debt. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund VeriTeQ’s operations, it would have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our majority-owned subsidiary. The non-controlling interest represents the 1.5% of the outstanding voting stock of Signature not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of Signature and Destron are included in discontinued operations for the 2012 and 2011 financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in Black-Scholes valuation models, lease termination obligations and other contingent liabilities, among others.

Foreign Currencies & Foreign Currency Adjustment of Intercompany Loans

Signature, based in the U.K., used its local currency as its functional currency. Results of operations and cash flow for this subsidiary are reflected as discontinued operations in the 2012 and 2011 financial statements and were translated at average exchange rates during the period, and assets and liabilities, which are also reflected in discontinued operations, were translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity.

Other transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the subsidiary’s functional currency are included in our results of operations as incurred. These amounts are not material to the consolidated financial statements.

In accordance with the Foreign Currency Matters Topic of the Codification, when intercompany foreign currency transactions between entities included in the consolidated financial statements are of a long-term investment nature (i.e., those for which settlement is not planned or anticipated in the foreseeable future) foreign currency transaction adjustments resulting from those transactions are included in equity in the accumulated other comprehensive income (loss). However, when intercompany transactions are deemed to be of short-term nature, such gains and losses are required to affect consolidated earnings. As a result of the estimate of projected cash flows from a former contract that Signature had with the MOD as well as the previously estimated cash flow that could be generated from the sale of Signature’s radio communications business, in 2011, we determined that it was likely that the intercompany loans will be repaid on a short-term basis and, accordingly, we reclassified approximately $1.4 million of foreign currency translation adjustment losses related to the intercompany loans between Signature and us from other comprehensive loss to other income (expense) in the statement of operations for the year ended December 31, 2011. With the liquidation of Signature in process, we continue to expect that the settlement (that is forgiveness by us) of the intercompany loans will occur in the near-term. Accordingly, during 2012 and 2011, we recorded approximately $0.2 million of income and $0.2 million of expense, respectively, due to foreign currency translation adjustments on intercompany transactions between us and Signature. All foreign currency translation adjustments are reflected in the results of discontinued operations for all periods presented.

Concentration of Credit Risk

We maintained our domestic cash in one financial institution during the years ended December 31, 2012 and 2011. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. Cash has from time to time exceeded the federally insured limits.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization computed using the straight-line method. Computer hardware and software are depreciated over an estimated useful life of 3 years. All of our property and equipment for continuing operations is located in the U.S.

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

Stock-Based Compensation

At December 31, 2012, we had four stock-based employee compensation plans, which are described more fully in Note 5.

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. See Note 5 for further information concerning our stock option plans.

Severance and Separation Expenses

Post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under the Compensation – Nonretirement Postemployment Benefits Topic of the Codification. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During the years ended December 31, 2012 and 2011, we incurred approximately $0.3 million and $1.0 million severance/separation expenses, respectively and as of December 31, 2012, we had an accrued liability for severance/separation expenses of approximately $0.3 million. See Note 3.

Income Taxes

We account for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. Income taxes from continuing operations include U.S. federal, state and local taxes. We and Destron filed consolidated U.S. federal income tax returns through July 22, 2011, the date of sale of Destron. Income taxes are more fully discussed in Note 6.

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

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders during each of the two years ended December 31, 2012 and 2011, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of restricted stock and incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise price of the derivative securities. See Note 8.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2011, the FASB issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminated the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead required net income, components of OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard affected the way we present OCI, but had no other effect on our results of operations, financial position or cash flows. The standard was effective for us beginning with our first quarter 2012 reporting and has been applied retrospectively.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years beginning after December 15, 2012. We do not believe the adoption of this will have a material impact on our financial statements.

2. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Computer Hardware and Software	25	10
Less: Accumulated depreciation	(4)	(1)
Total property and equipment	$21	$9

All of our property and equipment is located in the U.S. Depreciation expense charged against income amounted to $3 thousand and $1 thousand for each of the years ended December 31, 2012 and 2011, respectively.

3. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	December 31, 2012	December 31, 2011
	(in thousands)
Accrued severance and separation expenses	351	1,106
Other accruals	371	276
Total accrued expenses	$722	$1,382

The accrued severance and separation expense balances at December 31, 2012 and 2011 relate to Mr, Grillo’s severance which included change of control payments due to Mr. Grillo under the terms of his employment agreement. Mr. Grillo was our former CEO. Effective April 11, 2013, Mr. Grillo, entered into a letter agreement (“Letter Agreement”) with us wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with us. The Letter Agreement also amended the existing consulting agreement between us and Mr. Grillo to provide for an additional two months of consulting payments at $25,000 each month (through March 31, 2013) in recognition of Mr. Grillo’s continued involvement in the sale and liquidation of the Signature, and terminated Mr. Grillo’s previous employment agreement with us. As a result, we will reverse the accrued severance balance of $0.3 million at December 31, 2012 during the second quarter of 2013.

Under the terms of a non-exclusive advisory services agreement with an advisory firm, in May 2012, we paid a non-refundable up front fee of $20,000 and we agreed to pay $3,500 per month during the twelve-month term of the engagement. As a result of our decision to enter into the mobile game application business in August 2012, the monthly fee was increased to $20,000 or an aggregate of $180,000. During 2012, we paid $100,500 to the advisory firm. During the first four months of 2013, we paid an additional $30,000 in advisory fees in full and final settlement of all amounts owed under the agreement. As a result we will reverse $80,000 of the accrued expenses at December 31, 2012 during the second quarter of 2013.

4. Financial Instruments

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

During 2011, we had outstanding warrant liabilities classified as Level 3 liabilities. The warrants were fully redeemed in July 2011, in connection with the Destron sale. We have no Level 1 or Level 2 assets or liabilities.

Accounts Payable, Advances from Factors and Accrued Expenses

The carrying amount of current liabilities approximates fair value because of the short term nature of these items.

5. Stockholders’ Equity (Deficit)

Common Stock

In May 2012, we issued 500,000 shares of our common stock to each of two consultants (for a total of 1,000,000 shares) for strategic advisory services rendered for an aggregate value of $40,000. The shares were valued at the fair market value of the stock on the date of issuance which was $0.04 per share.

Stock Option Plans

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. Upon exercise of stock options, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding that have been reserved for issuance under our stock option plans. A summary of the status of our stock options as of December 31, 2012, and changes during the two years then ended, is presented below.

During 1999, we adopted the 1999 Flexible Stock Plan and the 1999 Employees’ Stock Plan. During 2003, we adopted the 2003 Flexible Stock Plan. With the acquisition of the minority owners’ interest in Destron Fearing in December 2007, we acquired two additional stock option plans, referred to as the Destron Fearing MAS Plan and the Digital Angel Transition Stock Option Plan. The Destron Fearing MAS Plan was terminated on February 23, 2006 thus no new options can be granted under the terminated plan, and since December 31, 2011, there were no outstanding options under this plan. In addition, during 2011 and through April 2012, we had options outstanding under a 1996 stock option plan that has been terminated. The options granted under these various plans have contractual terms ranging from six to ten years.

Under the 1999 Flexible Plan, the number of shares authorized to be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is approximately 0.5 million. As of December 31, 2012, approximately 0.4 million options have been granted, net of forfeitures, approximately 0.1 million options are outstanding, and approximately 32 thousand shares are available for future issuance. The options vest as determined by our board of directors and are exercisable over a period of five years.

The 1999 Employees’ Stock Purchase Plan authorizes the grant of options to employees who purchase shares of common stock. The number of shares authorized to be issued for which options may be granted is approximately 0.2 million. As of December 31, 2012, approximately 0.1 million options have been granted, 34 thousand are outstanding and 36 thousand shares are available for grant.

Under the 2003 Flexible Plan, the number of shares authorized to be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is approximately 4.0 million. As of December 31, 2012, approximately 3.1 million options have been granted, net of forfeitures, approximately 1.1 million are outstanding and approximately 1.0 million shares are available for future issuances. The options vest as determined by our board of directors and are exercisable over a period of three to ten years.

Under the Digital Angel Transition Stock Option Plan, the number of shares authorized to be issued is approximately 1.8 million. As of December 31, 2012, approximately 1.5 million shares have been granted, net of forfeitures, approximately 1.2 million are outstanding, and approximately 0.4 million remain available for issuance. The options vest as determined by the board of directors, and are exercisable over a period of three to nine years.

In addition, as of December 31, 2012, we have granted approximately 10.1 million options, net of forfeitures, and have outstanding approximately 10.1 million options which were granted outside of the above plans as an inducement to employment.

Stock Option Activity

During 2012, we granted 10.4 million stock options with a weighted average fair value of $0.04. Of the options granted, 10.0 million were granted outside of our stock option plans to our new CEO as an inducement to employment and 0.4 million were granted to directors, employees and consultants under our 2003 Flexible Stock Plan. There were no stock options granted during 2011.

We account for our stock-based compensation plans in accordance with ASC 718-10 (formerly SFAS 123R), Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, and amortizing that value to expense over the over the expected performance or service periods using the straight-line attribution method. The weighted-average values of the assumptions used to value the options granted in 2012 were as follows: expected term of 10 years, expected volatility of 124%, risk-free interest rate of 2.35%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical closing prices of the Company’s common stock over the expected life of the options. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends.

During the years ended December 31, 2012 and 2011, we recorded approximately $0.1 million and $0.1 million in compensation expense related to stock options granted to our directors, employees and consultants (who provide corporate support services).

Stock Option Granted to CEO

Effective August 27, 2012, we granted an option to purchase 10.0 million shares of our common stock to our then CEO as an inducement to employment, outside of our stock option plans. The options have an exercise price of $0.05 per share and expire on August 26, 2022. Two million of the stock options valued at approximately $0.1 million and which were granted as a signing bonus, vested on the date of grant. The remaining 8.0 million shares under the option contained performance-based criteria, which were required to be met in order for the stock options to vest. These performance criteria were based on achievement of certain levels of gross revenue and aggregate positive net cash flow (or lower levels of aggregate positive net cash flow if a minimum stock price is reached). In May 2013, in connection with the termination of the CEO upon sale of the mobile games business, the unvested portion of the options were cancelled, as the performance criteria were not met and thus no expense has been recorded in 2012 related to these options. The remaining outstanding vested portion of the options expire on July 3, 2013, if not exercised.

A summary of the stock option activity for our stock options plans for 2012 and 2011 is as follows (shares in thousands):

	2012			2011
	Number of Options		Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding on January 1	2,471		$14.23	2,674	$16.66
Granted	10,380		0.05	—	—
Forfeited or expired	(331)		20.62	(203)	24.26
Outstanding at December 31	12,520	(3)	2.66	2,471	14.23

Exercisable at December 31(1)	4,520		7.29	2,419	14.51
Vested or expected to vest at December 31(2)	4,520		7.29	2,471	14.23
Shares available on December 31 for options that may be granted	1,421			1,473

(1)

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $0.07 at December 31, 2012 based upon the closing price on the OTC Market. As of December 31, 2012 and 2011, the aggregate intrinsic value of options outstanding, exercisable and vested or expected to vest was $150,000, $30,000 and $30,000, respectively.

(2)	The weighted average remaining contractual life for exercisable options is 6.6 years, and for options vested or expected to vest, is 6.6 years, as of December 31, 2012.
(3)

8,000,000 unvested options were forfeited on May 3, 2013, the effective date of the Amendment to Employment Agreement with Mr. Haller, under which Mr. Haller resigned as president, chief executive officer and director of the Company upon the closing of the sale of the mobile games division. The remaining 2,000,000 vested options expire if not exercised by July 2, 2013.

As of December 31, 2012, there was no unrecognized compensation cost related to unvested stock options granted under our plans. The total fair value of options vested during 2012 and 2011 was approximately $0.2 million and $0.3 million, respectively.

The following table summarizes information about our stock options at December 31, 2012 (shares in thousands):

	Outstanding Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00 to $2.00	10,967	9.5	$0.10	2,967	$0.22
$2.01 to $4.00	236	2.6	2.78	236	2.78
$4.01 to $6.00	152	5.2	5.22	152	5.22
$6.01 to $8.00	18	4.6	7.44	18	7.44
$8.01 to $10.00	17	4.6	8.88	17	8.88
$10.01 and over	1,130	1.6	23.12	1,130	23.12
Total stock options	12,520	8.6	2.66	4,520	7.29

Restricted Stock Grants

The stock-based compensation charges associated with restricted stock are included in the consolidated statements of operations in selling, general and administrative expense.

A summary of the status of our nonvested restricted stock awards as of December 31, 2012 is presented below (shares in thousands):

	2012
	Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Nonvested at January 1	52	$1.46
Vested	(50)	1.28
Forfeited	—	—
Nonvested at December 31	2	5.04

In October 2009, we issued approximately 0.5 million shares of our restricted common stock to our directors and executive and senior management. We determined the value of the stock to be approximately $0.5 million based on the closing price of our stock on the date of the grant. The value of the restricted stock was amortized as compensation expense over the vesting period, which was three years. In January 2008, we issued approximately 31 thousand shares of our restricted common stock to our directors. We determined the value of the stock to be approximately $0.2 million based on the closing price of our stock on the grant date. The value of the restricted stock is being amortized as compensation expense over the five-year vesting period. If the Company elects to terminate employment or services as a director, the unvested portion of the restricted stock becomes fully vested. During 2012 and 2011, we recorded compensation expense associated with the restricted stock of approximately $5 thousand and $0.1 million, respectively. As of December 31, 2012, approximately 2 thousand shares of our restricted stock were unvested. At December 31, 2012, there was approximately $1 thousand of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of approximately 0.1 yr.

6. Income Taxes

The benefit for income taxes consists of:

	2012	2011
Current:
United States	$53	$110
International	—	—
Current income tax benefit	53	110

Deferred:
International	—	—
Deferred income taxes benefit	—	—
Total income tax benefit	$53	$110

We discontinued Signature during 2012 so all of our losses from continuing operations for 2012 and 2011 were generated domestically. The majority of the 2012 and 2011 income tax benefits related to the change in estimate for several uncertain tax positions. In addition, we recorded income tax expense in 2011 associated with our discontinued operations. See Note 7.

Currently, we do not have any foreign earnings from Signature and we do not anticipate generating any foreign earnings from Signature in the future.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2012	2011
Deferred tax assets:
Liabilities and reserves	$639	$640
Accrued compensation and stock-based compensation	3,791	4,090
Capital loss carryforwards	8,952	1,015
Net operating loss carryforwards	82,495	77,180
Gross deferred tax assets	95,877	82,925
Valuation allowance	(95,877)	(82,925)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets increased by $13.0 million and $1.3 million in 2012 and 2011, respectively, due primarily to the generation of net operating losses and additional capital losses resulting from the sale of Destron. We completed the computation of the tax basis in Destron during 2012 and determined that the sale resulted in a tax loss. As a result, we did not use approximately $7.7 million of nols generated in 2011, or $2.0 million of existing capital loss carryforwards to offset a gain as previously estimated. In addition, we generated approximately $17.8 million in additional capital loss carryforwards as a result of the taxable loss on sale. The impact on our deferred tax assets and valuation allowance as a result of the change in the estimated loss on sale is reflected in the 2012 table above.

At December 31, 2012, we had U.S. net operating loss carryforwards of approximately $198.5 million for income tax purposes that expire in various amounts from 2014 through 2032 and $11.7 million of U.K. net operating loss carryforwards.

The amount of any benefit from our U.S. and U.K. tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. Based on the cumulative three-year change in ownership, we exceeded the fifty percent threshold during the year ended December 31, 2009. As a result, approximately $177.6 million of the U.S. net operating loss carryforwards at December 31, 2012 was limited under IRC section 382. As a result of the VeriTeQ acquisition, we expect to again exceed the fifty percent threshold, and as a result, effective on the closing date of the VeriTeQ transaction, the use of our U.S. net operating losses will be severely limited. Also, the liquidation of Signature, once completed, will result in the elimination of our U.K. net operating loss carryforwards. Such limitations, in conjunction with the net operating loss expiration provisions, effectively eliminate our ability to use our current net operating loss carryforwards to offset future taxable income. In addition to the VeriTeQ acquisition, certain additional transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. Destron Fearing had operating loss carryfowards of approximately $69.2 million, which are no longer available to us as a result of the sale of Destron on July 22, 2011.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2012	2011
	%	%

Statutory tax/(benefit) rate	(35)	(35)
State income taxes, net of federal benefits	(3)	(5)
Change in deferred tax asset valuation allowance (1)	40	59
Warrant valuation	--	(17)
	2	2

(1)	Substantially attributed to net operating losses.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits for 2012 and 2011 is as follows (in thousands):

	2012	2011

Gross unrecognized tax benefits at January 1	$133	$243
Increases in tax positions for current year	20	52
Lapse in statute of limitations	(82)	(162)
Gross unrecognized tax benefits at December 31	$71	$133

The unrecognized tax provision (benefits) at December 31, 2012 and 2011, of $0.1 million and $0.1 million, respectively, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1 and December 31, 2012, we had accrued $1 thousand and $5 thousand, respectively, of interest related to uncertain tax positions and have accrued no penalties. Our unrecognized tax benefits are related to certain state filing positions and a potential late filing penalty. As of December 31, 2012, they are classified in other current liabilities.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions in which we operate. We filed consolidated tax returns with Destron through the date of sale, which was July 22, 2011. In general, we and Destron are no longer subject to U.S. federal, state or local income tax examinations for years before 2009 and Signature is no longer subject to tax examinations for years before 2009. We do not currently have any examinations ongoing.

7. Discontinued Operations

Due to the decision to focus on our mobile game division as our core operating business, during December 2012, our board of directors determined that it was appropriate to classify Signature as discontinued operations, and, accordingly, all prior period results have been restated

On July 22, 2011, we sold Destron and on June 15, 2011, we sold certain of the assets of our SARBE business unit, excluding the PELS contract. Destron manufactured radio frequency identification and visual tags primarily for livestock, fisheries and companion pets and SARBE manufactured search and rescue beacons primarily for military applications. As a result of the sales of Destron and SARBE, the financial condition, results of operations and cash flows of each of these businesses through the date of sale have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly. The PELS contract, which was terminated by the MOD in the second quarter of 2012, is also included in discontinued operations for all periods presented.

Sale of Destron Fearing

On July 22, 2011, we sold all our shares of our wholly-owned subsidiary, Destron Fearing, to Allflex USA, Inc. The purchase price was $25 million, and cash receipts upon closing approximated $13.5 million. Under the terms of the transaction, $1.2 million was placed in escrow to cover a purchase price working capital adjustment provision in the stock purchase agreement. Both parties completed their analysis in January 2012, and agreed that Allflex was entitled to receive the $1.2 million (plus accrued interest) held in escrow in complete and full satisfaction of the post closing adjustments. This amount was distributed to Allflex in January 2012.

In addition, under the terms of the stock purchase agreement related to the sale, $2.5 million of the purchase price payable to the Company was placed in an escrow fund, from which $60 thousand was previously released to Allflex to cover certain agreed expenses, leaving a balance of approximately $2.44 million remaining in escrow. See Note 14 regarding settlement of this escrow.

Included in the results of discontinued operations is a gain on sale of Destron of approximately $5.9 million in 2011. As a result of the settlement of the escrow we will record in our results of discontinued operations an additional gain on the sale of approximately $1.3 million in the first quarter of 2013. As a result of the settlement with Allflex and the receipt of the funds in March 2013, we removed one-half of the $2.5 million escrow balance and related deferred gain on sale from our balance sheet leaving a balance of $1,250,000 at December 31, 2012.

PELS Contract

As of December 31, 2011, we had recorded our estimate of the loss on the PELS contract of approximately $3.7 million. On April 10, 2012, the MOD notified Signature of its exercise of the termination provision of the contract for failure to complete certain milestones for product approvals by the established deadline. Under the terms of the termination notice, such termination became effective as of April 24, 2012. As stated in the notice, termination triggered the requirement that Signature reimburse to the MOD all monies paid by the MOD to Signature in respect of this contract for product or inventory previously delivered. No early termination or other penalties were claimed by the MOD in the termination notice and in the final settlement agreement dated July 6, 2012. The total amount of reimbursement claimed by the MOD was £0.4 million (approximately $0.7 million at the July 6, 2012 exchange rate), plus VAT. As a result of the payment of this amount in full in July 2012, and the elimination of revenue from the production phase of the contract, we realized a reduction in expected net cash flow and an increase in the projected loss from the PELS contract of approximately $2.9 million, primarily for the writedown of inventory. Accordingly, we accrued an additional loss of approximately $3.0 million on the PELS contract during 2012, the majority of which was accrued in the first quarter of 2012. In the aggregate, the loss recognized on the PELS contract in 2011 and 2012 totaled approximately $6.7 million.

The following table presents the results of operations of our discontinued operations for the years ended December 31, 2012 and 2011. Included in selling, general and administrative expenses are $0.3 million and $0.3 million, for the years ended December 31, 2012 and 2011, respectively, for allocation of overhead expenses to Signature. (The losses on the PELS contract are included in cost of sales):

	Years Ended December 31,
	2012	2011
	(in thousands)
Revenue	$3,581	$20,184
Cost of sales	5,220	16,684
Gross profit	(1,639)	3,500

Selling, general and administrative expenses	2,466	13,372
Severance and separation expenses	277	—
Research and development expenses	—	500
Operating loss	(4,382)	(10,372)

Gain on sale	133	6,063
Interest and other income (expense), net	279	(1,216)
Interest expense	(64)	(516)
Loss from discontinued operations before income taxes	(4,034)	(6,041)

Provision for income taxes	—	(32)

Loss from discontinued operations	(4,034)	(6,073)

Loss attributable to the non-controlling interest	62	80

Loss from discontinued operations attributable to Digital Angel Corporation	$(3,972)	$(5,993)

Loss from discontinued operations per common share - basic and diluted	$(0.13)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	30,533	29,872

The net liabilities of discontinued operations as of December 31, 2012 and December 31, 2011, were as follows (in thousands):

	December 31, 2012	December 31, 2011
	(in thousands)
Cash	$54	$18
Accounts receivable, net	648	997
Inventory	125	3,233
Note receivable	—	102
Other current assets	84	1,267
Total current assets	911	5,617

Fixed assets	182	365
Note receivable	—	203
Total assets	$1,093	$6,185

Accounts payable, accrued expenses and other current liabilities	3,726	7,000
Net liabilities of discontinued operations	$(2,633)	$(815)

8. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	2012	2011
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(2,353)	$(4,261)
Loss from discontinued operations	(3,972)	(5,993)
Net loss attributable to common stockholders	$(6,325)	$(10,254)
Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	30,533	29,872
Loss per share — basic and diluted
Continuing operations	$(0.08)	$(0.14)
Discontinued operations	(0.13)	(0.20)
Total — basic and diluted	$(0.21)	$(0.34)

(1)The following stock options and warrants outstanding as of December 31, 2012 and 2011 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	2012	2011
	(in thousands)
Stock options	12,520	2,471
Restricted stock	2	52
	12,522	2,523

9. Commitments and Contingencies

Lease Termination

On December 24, 2011, we vacated Signature’s manufacturing and office facility in Thamesmead U.K. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease. Neither we nor Signature guaranteed the lease. We have assessed the liability for the lease termination in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we accrued an estimated lease termination liability as of December 31, 2012. The original estimated amount was included in the results of discontinued operations for 2011, and in the current liabilities of discontinued operations at December 31, 2012 and December 31, 2011. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods. During 2012, we have included in the results of discontinued operations rent accruals covering the year.

Rentals

Rentals of space, under operating leases amounted to approximately $31 thousand and $2 thousand for the years ended December 31, 2012 and 2011, respectively. We lease our headquarter office facility under a month-to-month lease. We are obligated through November 30, 2013 for monthly rental payments under an office sub-lease for space used by our mobile game business. Per the terms of a transition services agreement between us and MGT in connection with the sale of the mobile game business, MGT has agreed to reimburse us for the lease expense. .

Employment Arrangements

We had employment arrangements with certain of our officers, some of which provided for severance and separation payments. See further discussion of our agreement with Mr. Grillo in Note 3 and our agreement with Mr. Haller in Note 14.

10. Profit Sharing Plan

We have a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. Our employees are eligible to participate in this plan and may elect to contribute a percentage of their salaries. In 2009, we discontinued the employer match but have the option of reinstating it when deemed appropriate.

11. Legal Proceedings

We are party to claims and legal proceedings from time to time, although, presently, there are no outstanding lawsuits to which we are a party. We estimate any liability for claims and legal proceedings based on consultation with outside counsel handling our defense in these matters, which is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of any proceedings will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Destron Transaction Claim of Recovery

As discussed in Note 14, the Company commenced an action in Hennepin County District Court, Fourth Judicial District, State of Minnesota entitled Digital Angel Corporation v. Allflex USA, Inc., Court File No. 27 CV l3-1296 seeking damages for breach of contract and declaratory relief and requesting recovery of the entire escrow amount plus additional amounts. Allflex threatened to bring a counterclaim against the Company for breach of contract and other unspecified relief. However, before Allflex was required to answer the complaint, the parties settled the action. On March 22, 2013, the Company and Allflex entered into a Settlement Agreement and Mutual Release (“the Settlement Agreement”), which provided for a full mutual release of all claims, obligations and liabilities of the parties as well as a dismissal with prejudice of the Company's lawsuit against Allflex, which dismissal occurred on April 22, 2013. See Note 14 for a discussion of the terms of settlement.

Thamesmead Facility Lease

We have vacated Signature’s former manufacturing facility in Thamesmead, London as more fully discussed in Note 9. We have recorded our estimate of the liability associated with the lease termination. The estimated amount is included in the results of discontinued operations for the years ended December 31, 2012 and 2011, and in the current liabilities of discontinued operations at December 31, 2012.

Liquidation of Signature

We have initiated the formal liquidation of Signature. We used £40,000, or US $61,000, of the purchase price from the sale of DARC to satisfy our estimated portion of Signature’s outstanding liabilities. However, our portion is subject to change depending upon the final determination of valid outstanding claims. See Note 14.

SARBE Sale Escrow

Included in funds held in escrow from sales of businesses at December 31, 2011 was an outstanding escrow of £0.2 million (or approximately $0.3 million) from the sale of our SARBE business. The funds were placed in escrow to cover certain indemnifications. During the quarter ended June 30, 2012, we were notified that claims had been made against the escrow by the buyer, and on November 7, 2012, we settled the claims by agreeing to a full release of the escrow to the buyer in exchange for a full and final settlement of the claim against Signature and a release of the guarantee by us. Therefore, as of December 31, 2012, the balance sheet no longer reflects these funds as being held in escrow nor does it reflect the associated deferred gain on the sale of the SARBE business.

12. Related Party Transactions

Sale of Control Products Group

On January 25, 2010, we entered into an agreement to sell substantially all of the assets of a division known as the Control Products Group, a group within a business unit of Signature. The buyer, C&S Controls Limited, is a U.K. entity controlled by Gary Lawrence, the former manager of the Control Products division. The purchase price of £0.4 million (approximately $0.6 million on the date of sale) was represented, in part, by a secured promissory note in the original principal amount of £0.4 million (approximately $0.6 million on the date of sale) issued from the buyer to Signature, which called for monthly cash payments for approximately 5 years. During the fourth quarter of 2012, we agreed to discount the note in return for full payment of the outstanding balance, which was approximately £0.1 million (approximately $0.2 million on the date of discount). As a result of discounting the note, we recorded approximately £34,000 of interest expense (approximately $55,000) in discontinued operations. Previously, we had deferred a portion of the gain on the sale until collection of the note was assured. As a result of the full payment of the note, we recognized gain on the sale of approximately $0.1 million during the fourth quarter of 2012, which is included in the results of our discontinued operations.

Consulting Agreement with Joseph Grillo

For our employment and consulting arrangements with Mr. Grillo, see Note 3.

Also see Note 14 for additional related party transactions.

13. Supplemental Cash Flow Information

The changes in operating assets and liabilities are as follows (in thousands):

	For the years ended December 31,
	2012	2011

Decrease in other current assets	223	248
Decrease in accounts payable, accrued expenses and other liabilities	(1,076)	(2,547)
	$(853)	$(2,299)

We had the following non-cash operating, investing and financing activities (in thousands):

	For the years ended December 31,
	2012	2011
Non-cash operating activities:
Issuance of shares of common stock for settlement of payables	$—	$224

14. Subsequent Events

Sale of DARC to Related Parties

On March 1, 2013, we entered into the Purchase Agreement with Michael Cook, John Grant and Yee Lawrence, collectively, (the “Buyers,”) pursuant to which all of the outstanding capital stock of DARC was purchased by the Buyers in a management buyout. Messrs. Cook and Grant were former directors of Signature. In connection with the transaction, the radio communications business of Signature was transferred into DARC. The aggregate share purchase price for DARC was £562,000, or USD $853,000 based on the pound sterling to dollar exchange rate on March 1, 2013. Per the terms of the Purchase Agreement, the purchase price will be paid as follows: (i) £150,000 in a cash down payment on March 31, 2013 and we will receive eighteen equal monthly installments of £9,444 totaling £170,000 in deferred purchase payments beginning on June 1, 2013; (ii) £175,000 by the assumption by the Buyers of Signature’s obligations under an invoice discount facility; and (iv) £67,000 by the assumption by the Buyers of certain obligations under existing consulting and severance agreements with Mr. Cook. Immediately upon completion of the sale of DARC, we began the formal liquidation of Signature and £40,000 was paid to satisfy a portion of Signature’s outstanding liabilities.

We have estimated the gain on the sale of DARC to be approximately $0.2 million. However, since the sale was to former employees and directors of Signature and a portion of the purchase price will be paid in installments, the gain will be deferred and recognized when collection of the deferred purchase price is assured. When recognized, the gain will be reflected in the results of discontinued operations.

Liquidation of Signature

In March 2013, we appointed a liquidator and initiated the formal liquidation of Signature, primarily related to its outstanding liabilities. As discussed above, we paid £40,000, or US $61,000, to satisfy our estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for £244,000, or U.S. $0.4 million. This claim is associated with an outsourced manufacturing agreement related to the delivery of PELS beacons to the MOD. As a result of the termination of the PELS contract by the MOD, Signature did not purchase any product under the manufacturing agreement and, accordingly, we, in consultation with outside legal counsel, do not believe that any amount is owed per the terms of the agreement. However, this claim could result in a change in our estimated portion of Signature’s outstanding liabilities. Any increases or decreases in our estimated portion of Signature’s outstanding liabilities will be reflected in the result of our discontinued operations in future periods. We expect the liquidation to be completed by the end of 2013, although it could extend beyond the expected timeframe.

Allflex escrow settlement

Under the terms of the Destron transaction with Allflex, $2.5 million of the purchase price payable to us was placed in an escrow fund, from which approximately $60,000 was released in the third quarter of 2012 to Allflex to cover certain agreed expenses, leaving a balance of approximately $2.44 million remaining in escrow. The escrow agreement provided for a January 22, 2013 release of funds, however each party made claims against the escrow and we filed a lawsuit in connection with our claim. On March 22, 2013, we and Allflex entered into the Settlement Agreement under which the parties agreed to split equally the initial escrow balance of $2.5 million as well as the interest earned on the funds while held in escrow and, accordingly, we received $1,250,572 of the escrow funds on March 26, 2013. The settlement agreement also provided for a full mutual release of all claims, obligations, and liabilities of the parties as well as a dismissal of our lawsuit against Allflex.

Sale of Digital Games

On May 3, 2013, we closed on the sale of our mobile game application business to MGT, pursuant to the terms of the Asset Purchase Agreement dated April 10, 2013 (“Sale Agreement”), for a cash payment of $136,630 and the receipt of 50,000 shares of MGT’s common stock valued at $0.2 million, based on the closing price of MGT’s common stock on the closing date. The common stock will bear a restrictive legend until such time as the shares are registered or can be sold pursuant to an exemption from registration. Pursuant to the sale agreement, MGT acquired our mobile games application business assets, including the rights to the two mobile game applications currently under development.

Under the terms of the Sale Agreement, MGT was required to assume our obligations under a certain office lease (“Condition”). However, as the parties were unable to obtain the landlord’s consent for such assumption by May 3, 2013 and in order to close the sale by such date, we and MGT entered into the Transition Services Agreement (the “Transition Agreement”) dated as of May 3, 2013, whereby we agreed that this Condition will instead be a post-closing condition and will permit MGT to occupy the office space for the remaining term of the office lease (ending on November 30, 2013) in exchange for MGT reimbursing us for our expenses in maintaining such office lease.

We have estimated the gain on the sale of our mobile game business to be approximately $0.3 million. When recognized during the second quarter of 2013, the gain will be reflected in the results of discontinued operations. We will be required to adjust the carrying value of the MGT stock to market at each reporting period and, accordingly, going forward changes in the market value will be recorded as income or loss in our results of operations.

Termination of Mr. Haller’s Employment

Effective May 3, 2013, upon the closing of the sale to MGT as discussed above and pursuant to the terms of the Amended Employment Agreement, Mr. Haller resigned as our CEO, President and as a director, The Amended Employment Agreement amended and terminated the Employment Agreement dated August 23, 2012 previously entered into between us and Mr. Haller (“Original Employment Agreement”). Under the terms of the Amended Employment Agreement: (i) Mr. Haller resigned as our CEO, president and director upon the closing of the sale of our mobile game application business, (ii) we paid Mr. Haller all accrued but unpaid obligations due under the Original Employment Agreement plus a cash lump sum of $10,000 in lieu of any severance or similar payments that might have been required under the Original Employment Agreement, (iii) we waived the non-compete and non-solicitation provisions contained in the Original Employment Agreement, and (iv) both parties mutually agreed to release each other from any other claims that they may have against each other. The Amended Employment Agreement further provided that Mr. Haller’s stock option to purchase 2.0 Million shares of our common stock at $0.05 per share, which vested on August 27, 2012, may be exercised for a period of sixty (60) days following the effective date of the Amended Employment Agreement. However, Mr. Haller’s stock options to purchase up to 8.0 Million shares, which were not vested as of the date of the Amended Employment Agreement, were forfeited as of such date.

Appointment of Mr. Penni as Interim CEO and President

Effective May 6, 2013, our board of directors appointed Daniel Penni as our interim CEO and President. Mr. Penni will continue to serve as the Chairman of our board. Mr. Penni will receive no additional compensation for serving as interim CEO and President.

Share Exchange Agreement with VeriTeQ

On June 24, 2013, we agreed to acquire all of the outstanding shares of common stock of VeriTeQ Acquisition Corporation in accordance with a Share Exchange Agreement by and among the Company, VeriTeQ, and the shareholders of VeriTeQ. In exchange for the VeriTeQ Shares, the Company will issue to the VeriTeQ Shareholders 4,107,592 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Shares”). Each of the Preferred Shares will be convertible into two shares of the Company’s common stock. The exchange of the VeriTeQ Shares for the Preferred Shares is referred to in this Annual Report on Form 10-K as the “Share Exchange.” After the closing of the Share Exchange (the “Closing”), VeriTeQ will become our wholly-owned subsidiary, and the VeriTeQ Shareholders will own approximately 90% of the outstanding shares of our common stock, on an as converted, fully diluted basis. Following the transaction, the Company's main business will be VeriTeQ's business.

The Closing of the Share Exchange is expected to occur on or before July 31, 2013 or such other date to which the Company, VeriTeQ Shareholders and VeriTeQ agree (the “Closing Date”). As described in more detail below, after the Closing Date, and upon the fulfillment of certain conditions, the Preferred Shares will be automatically converted into shares of the Company’s common stock (the “Conversion Shares”); all outstanding stock options to purchase shares of VeriTeQ’s common stock, whether or not exercisable or vested (the “VeriTeQ Stock Options”), will be converted into options to acquire shares of the Company’s common stock (the “Substitute Options”); and all outstanding warrants to purchase shares of VeriTeQ’s common stock (the “VeriTeQ Warrants”) will be converted into warrants to purchase shares of the Company’s common stock (the “Converted Warrants”).

The Preferred Stock consists of 4,107,592 authorized shares. The shares of Preferred Stock being issued to the VeriTeQ Shareholders in connection with the Share Exchange will, by their principal terms:

(a)

convert into a total of 8,215,184 Conversion Shares, at which time the Conversion Shares will constitute approximately 89% of the issued and outstanding shares of common stock of the Company, following the “Reverse Stock Split” (as defined below);

(b)	have the same voting rights as holders of common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	not be entitled to any dividends; and
(d)	be treated pari passu with the common stock on liquidation, dissolution or winding up of the Company.

The Exchange Agreement provides that as soon as practicable following the Closing Date, but in no event more than 30 calendar days after the Closing Date, the Company is to approve, and it is to seek to obtain the approval of its stockholders for, the following transactions:

●

a one-for-30 reverse stock split of the Company’s common stock (the “Reverse Stock Split”), which will cause the total number of shares of the Company’s common stock outstanding, including the Conversion Shares and the shares of common stock purchasable upon exercise of the Substitute Options and the Converted Warrants, to equal approximately 12,402,109 shares of common stock of the Company;

●	amending the Company’s Certificate of Incorporation to change the name of the Company to “VeriTeQ Corporation” to better reflect the business of VeriTeQ; and

●	the Company’s 2013 Stock Incentive Plan (the “Stock Plan”).

Upon closing of the proposed transaction, Messrs. Joseph J. Grillo and Dennis G. Rawan, two of our three current directors, would resign, the size of the Board of Directors would be increased to five persons, and Messrs. Scott R. Silverman, Barry Edelstein, Michael E. Krawitz, and Shawn Wooden, nominees of VeriTeQ, would be appointed to fill the vacancies created by the resignations of our current directors and the increase in the size of the Board. In addition, upon closing, Messrs. Scott R. Silverman, Randolph K. Geissler, and PositiveID Corporation will be the majority shareholders.

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

3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

3.9	Certificate of Amendment of Certificate of Incorporation of the Company dated September 25, 2009*

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

10.4	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan
(incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.5	Form of Stock Award Agreement in connection with the Applied Digital Solutions, Inc. 1999/2003 Flexible Stock Plan
(incorporated by reference to Exhibit 10.110 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 15, 2007)

10.6

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

10.9	Form of Stock Option Agreement under the 2003 Flexible Stock Plan (incorporated by reference to Exhibit 10.102 to the registrant’s Annual Report Form 10-K filed with the Commission on March 31, 2009)

10.10

Digital Angel Corporation 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement Under The Securities Act of 1933 on Form S-8 filed with the Commission on October 16, 2009)

10.11

Form of Securities Purchase Agreement dated as of February 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.12

Form of 16% Senior Secured Debenture dated as of February 24, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.13	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.14	Form of Series B Warrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.15	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.16

Form of Pledge and Security Agreement by and among Digital Angel Corporation and Hillair Capital Investments, LLC dated February 24, 2011 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2011)

10.17

Loan Modification Agreement dated February 25, 2011 between Digital Angel Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2011)

10.18

Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.19

Agreement Amending the Business Purchase Agreement among Signature Industries Limited, McMurdo Limited and Digital Angel Corporation dated June 15, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.20

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Patricia M. Petersen (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.21

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Joseph J. Grillo (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.22

Amendment to Employment Agreement between Digital Angel Corporation and Joseph J. Grillo dated May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2011)

10.23

Stock Purchase Agreement by and between Allflex USA, Inc. and Digital Angel Corporation dated as of May 6, 2011 (incorporated by reference to Annex A to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

10.24

Form of Escrow Agreement made by and among AllFlex USA, Inc. (“Purchaser”), Digital Angel Corporation (“Seller”) and Wells Fargo National Association, as Escrow Agent (incorporated by reference to Annex B to the Registrant’s definitive proxy statement filed with the Commission on May 26, 2011)

10.25

Letter Agreement between Lorraine M. Breece and Digital Angel Corporation dated July 14, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 4, 2011)

10.26

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Daniel Penni (“Indemnitee”) dated February 1, 2012 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Commission on March 29, 2012)

10.27	Consulting Agreement between Digital Angel Corporation (“Parent”) and MEG Properties LLC for Joseph Grillo dated February 1, 2012
(incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed with the Commission on March 29, 2012)

10.28

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Lorraine Breece (“Indemnitee”) dated March 6, 2012 (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed with the Commission on March 29, 2012)

10.29

Employment Agreement effective as of August 23, 2012 between Digital Angel Corporation and L. Michael Haller (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2012)

10.30

Stock Option Agreement between Digital Angel Corporation and L. Michael Haller (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2012)

10.31

Share Purchase Agreement among Digital Angel Corporation, Michael Cook, John Grant and Yee Lawrence dated March 1, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2013)

10.32

Business Purchase Agreement by and between Signature Industries Limited and Digital Angel Radio Communications Limited dated March 1, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2013)

10.33

Asset Purchase Agreement by and between Digital Angel Corporation and MGT Capital Investments, Inc. dated April 10, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2013)

10.34

Letter Agreement between Mr. Joseph Grillo (via MEG Properties, LLC) and Digital Angel Corporation effective April 11, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2013)

10.35

Amendment to Employment Agreement between Digital Angel Corporation and L. Michael Haller dated April 5, 2013 and effective May 3, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.36

Transition Services Agreement between Digital Angel Corporation and MGT Capital Investments, Inc. dated as of May 3, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.37

Share Exchange Agreement dated as of June 24, 2013, among Digital Angel Corporation, VeriTeQ and the VeriTeQ Shareholders (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2013)

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

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.