Form 10-Q
period 2013-06-30
DIGITAL ANGEL CORP
filed 2013-08-09
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐   Accelerated filer ☐                Non-accelerated filer☐ (Do not check if smaller reporting company)     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2013
Common Stock, $.01 par value per share	32,124,685 shares

DIGITAL ANGEL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

	June 30, 2013	December 31, 2012

Assets	(unaudited)
Current Assets
Cash	$934	$709
Short-term investments, available-for-sale	258	—
Other current assets	34	321
Funds held in escrow from sales of businesses	—	1,250
Other receivable	158	—
Current assets of discontinued operations	61	930
Total Current Assets	1,445	3,210

Property and equipment, net	1	4
Other receivable, long-term	72	—
Other assets of discontinued operations, net	—	199
Total Assets	$1,518	$3,413

Liabilities and Stockholders’ Deficit
Current Liabilities
Notes payable	$—	$44
Accounts payable	102	179
Accrued expenses	181	680
Deferred gain on sale of business	197	1,250
Current liabilities of discontinued operations	3,026	3,768
Total Current Liabilities	3,506	5,921

Total Liabilities	3,506	5,921

Commitments and Contingencies:

Stockholders’ Deficit:
Digital Angel Corporation stockholders’ deficit:
Preferred shares ($10 par value; shares authorized, 5,000; shares issued, nil)	—	—
Common shares ($0.01 par value; shares authorized, 50,000; shares issued and outstanding, 30,875 and 30,875, respectively)	309	309
Additional paid-in capital	591,433	591,433
Accumulated deficit	(593,685)	(593,600)
Accumulated other comprehensive income (loss)	125	(471)
Total Digital Angel Corporation stockholders’ deficit	(1,818)	(2,329)
Noncontrolling interest	(170)	(179)
Total Stockholders’ Deficit	(1,988)	(2,508)
Total Liabilities and Stockholders’ Deficit	$1,518	$3,413

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three- Months Ended June 30, 2013	For the Three- Months Ended June 30, 2012

Revenue	$—	$—

Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	367	455
Severance and separation (reversal) expenses	(350)	—
Total operating expenses	17	455

Operating loss	(17)	(455)

Other income (expense), net	1	—

Loss) from continuing operations before provision for income taxes	(16)	(455)

Provision for income taxes	—	—

Loss from continuing operations	(16)	(455)

Income (loss) from discontinued operations	18	(391)

Net income (loss)	2	(846)

(Loss) income attributable to the noncontrolling interest, discontinued operations	(10)	4

Net loss attributable to Digital Angel Corporation	$(8)	$(842)

Income (loss) per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.00)	$(0.15)
Income (loss) from discontinued operations, net of noncontrolling interest	0.00	(0.13)
Net loss	$(0.00)	$(0.28)

Weighted average number of common shares outstanding – basic and diluted	30,875	30,501

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Six-Months Ended June 30, 2013	For the Six-Months Ended June 30, 2012

Revenue	$—	$—

Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	707	1,013
Severance and separation (reversal) expenses	(350)	346
Total operating expenses	357	1,359

Operating loss	(357)	(1,359)

Other income (expense), net	1	—

Loss from continuing operations before provision for income taxes	(356)	(1,359)

Provision for income taxes	—	—

Loss from continuing operations	(356)	(1,359)

Income (loss) from discontinued operations	280	(3,328)

Net loss	(76)	(4,687)

(Loss) income attributable to the noncontrolling interest, discontinued operations	(9)	48

Net loss attributable to Digital Angel Corporation	$(85)	$(4,639)

Income (loss) per common share attributable to Digital Angel Corporation common stockholders – basic and diluted:
Loss from continuing operations, net of noncontrolling interest	$(0.01)	$(0.04)
Income (loss) from discontinued operations, net of noncontrolling interest	0.01	(0.11)
Net loss	$(0.00)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	30,875	30,188

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

 (in thousands)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$2	$(846)	$(76)	$(4,687)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	260	537	(15)
Unrealized gain on short-term investments, available-for-sale	59	—	59	—
Comprehensive income (loss)	52	(586)	520	(4,702)
Comprehensive (income) loss attributable to noncontrolling interest	(10)	4	(9)	48
Comprehensive income (loss) attributable to Digital Angel Corporation	42	(582)	511	(4,654)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Six-Months Ended June 30, 2013

(in thousands)

	Digital Angel Corporation Shareholders
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Deficit

Balance, December 31, 2012	30,875	$309	$591,433	$(593,600)	$(471)	$(179)	$(2,508)

Net loss	—	—	—	(85)	—	9	(76)
Unrealized gain on short-term investments, available-for-sale	—	—	—	—	59	—	59
Foreign currency translation adjustments	—	—	—	—	537	—	537
Balance, June 30, 2013	30,875	$309	$591,433	$(593,685)	$125	$(170)	$(1,988)

See Notes to Condensed Consolidated Financial Statements.

DIGITAL ANGEL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	For the Six- Months Ended June 30, 2013	For the Six- Months Ended June 30, 2012

Cash Flows From Operating Activities
Net loss	$(76)	$(4,687)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(280)	3,328
Equity compensation and administrative expenses	—	5
Loss on write-off of equipment	2	3
Depreciation and amortization	1	1
Common stock issued for services	—	40
Changes in assets and liabilities:
Increase in restricted cash	—	(972)
Decrease in other current assets	180	412
Decrease in accounts payable, accrued expenses and other liabilities	(560)	(121)
Net cash used in discontinued operations	(395)	(2,172)
Net Cash Used In Operating Activities	(1,128)	(4,163)

Cash Flows From Investing Activities
Net cash received from businesses sold	1,683	—
Net cash (used by) provided by discontinued operations	(13)	25
Net Cash Provided by Investing Activities	1,670	25

Cash Flows From Financing Activities
Net payments of debt	(44)	(40)
Net cash (used in) provided by discontinued operations	(273)	96
Net Cash (Used In) Provided by Financing Activities	(317)	56

Net Increase (Decrease) In Cash	225	(4,082)

Cash – Beginning of Period	709	6,301

Cash – End of Period	$934	$2,219

See Notes to Condensed Consolidated Financial Statements

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited)

1. Basis of Presentation

Through May 3, 2013, our business operations consisted of our mobile game division, doing business as HammerCat Studio. We began our game division in August 2012. In August 2012, we announced the appointment of L. Michael Haller to serve as our chief executive officer (“CEO”) as part of an initiative to shift our business focus in a new strategic direction. Mr. Haller implemented a new strategy for our business focused on mobile game applications designed for tablets, smartphones, and other mobile devices. On May 3, 2013, we sold our mobile game division to MGT Capital Investments, Inc. (“MGT”) and have accounted for our mobile games division as discontinued operations as more fully discussed in Note 7.

During April 2013, our board of directors began the negotiations to acquire VeriTeQ Acquisition Corporation (“VeriTeQ”) as it believed that by shifting our operations from the mobile game industry to the medical device industry we would be able to achieve greater stockholder value. After months of negotiation, on June 24, 2013, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, VeriTeQ, and all of the shareholders of VeriTeQ (the “VeriTeQ Shareholders”) (collectively, the “VeriTeQ Transaction”) to acquire all of the outstanding shares of common stock of VeriTeQ (the “VeriTeQ Shares”). We closed on the VeriTeQ Transaction on July 8, 2013. Based on the terms of the VeriTeQ Transaction, VeriTeQ was the accounting acquirer and as a result, going forward as of July 8, 2013, its operating results became the historical operating results of the Company.

With the closing of the VeriTeQ Transaction, the Company’s business operations now consist primarily of the operations of VeriTeQ. VeriTeQ is engaged in the business of radio frequency identification, technologies for implantable medical device identification and dosimeter technologies for use in radiation therapy treatment. VeriTeQ provides implantable medical device identification, using its FDA cleared radio frequency identification microchip, and radiation dose measurement technologies. Its DVS SmartMarker®, a FDA cleared, implantable, wireless radiation sensor, is used to measure the radiation dose delivered to a patient directly from the site of the tumor during cancer treatment, and is cleared for use in breast and prostate cancer patients. VeriTeQ’s OneDose® adhesive technology is FDA cleared for use in cancer patients being treated with external beam radiation to measure radiation dose levels at the skin surface. VeriTeQ has not yet generated any revenue from its operations. The VeriTeQ Transaction is more fully discussed in Note 9.

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

In addition to the mobile games division reflected in discontinued operations for all periods presented, our discontinued operations also consisted of the operations of our radio communications business, which comprised the operations of Signature Industries Limited, (“Signature”), our 98.5% owned subsidiary located in the United Kingdom (“U.K.”). As more fully discussed in Note 6, on March 1, 2013, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Michael Cook, John Grant and Yee Lawrence (collectively, the “Buyers,”) pursuant to which all of the outstanding capital stock of Digital Angel Radio Communications Limited (“DARC”), a newly formed, wholly-owned subsidiary of ours registered in the U.K., was purchased. In connection with the transaction, the radio communications business of Signature was transferred into DARC. Messrs. Cook and Grant were former directors of Signature.

As more fully discussed in Note 7: (i) in July 2011 we sold all of the outstanding capital stock of our then wholly-owned subsidiary, Destron Fearing (“the Destron Transaction”); (ii) in June 2011, we sold certain assets of Signature’s SARBE business excluding one contract for the sale of personal emergency location beacons (“PELS”) to the U.K. Ministry of Defence (“MOD”); and (iii) in April 2012, Signature’s remaining contract with the MOD was terminated.

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

Related Party Transactions

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

Liquidity

As of June 30, 2013, we had a working capital deficiency of approximately $2.1 million. However, included in current liabilities of discontinued operations are approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay. In addition, approximately $2.3 million of existing liabilities of discontinued operations are related to Signature and are subject to its liquidation. We initiated the formal liquidation of Signature in March 2013.

In March 2013, we sold DARC and received net proceeds of £110,000 (approximately $160,000, net of transaction fees), representing the £150,000 cash down payment from the sale offset by £40,000 used to satisfy a portion of Signature’s outstanding liabilities. Beginning on June 1, 2013, we are to receive eighteen monthly payments of approximately £9,000 each, under the terms of the Purchase Agreement. The purchase price also included the assumption by the Buyers of approximately £175,000 ($266,000) under an invoice discount facility and £67,000 ($102,000) of certain existing consulting and severance obligations. In addition, on March 26, 2013, we received $1.25 million from the settlement of the Destron Transaction escrow and on May 3, 2013, we sold the assets of our game division in exchange for a cash payment of $137,000 and 50,000 shares of MGT common stock valued at approximately $0.2 million on the closing date. On June 24, 2013, we entered into a Share Exchange Agreement with VeriTeQ and the VeriTeQ Shareholders, as more fully discussed in Note 9.

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

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

3. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	June 30,	December 31,
	2013	2012
	(in thousands)
Accrued severance and separation expenses	$—	$351
Other accruals	181	329
Total accrued expenses	$181	$680

The accrued severance and separation expenses balance at December 31, 2012 related to Mr. Grillo’s severance which included change of control payments due to Mr. Grillo under the terms of his employment agreement. Mr. Grillo is our former chief executive officer. Effective April 11, 2013, Mr. Grillo entered into a letter agreement (“Letter Agreement”) with us wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with us. The Letter Agreement also amended the existing consulting agreement between us and Mr. Grillo to provide for an additional two months of consulting payments at $25,000 each month (through March 31, 2013) in recognition of Mr. Grillo’s continued involvement in the sale and liquidation of the Signature, and terminated Mr. Grillo’s previous employment agreement with us. As a result, the accrued severance balance of $0.4 million at December 31, 2012 was reversed during the second quarter of 2013.

Under the terms of a non-exclusive advisory services agreement with an advisory firm, in May 2012, we paid a non-refundable up front fee of $20,000 and we agreed to pay $3,500 per month during the twelve-month term of the engagement. As a result of our decision to enter into the mobile game application business in August 2012, the monthly fee was increased to $20,000 or an aggregate of $180,000. During 2012, we paid $100,500 to the advisory firm. During the first four months of 2013, we paid an additional $30,000 in advisory fees in full and final settlement of all amounts owed under the agreement. As a result we reversed $80,000 of the accrued expense balance at December 31, 2012 during the second quarter of 2013.

4. Income (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted income (loss) per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted income (loss) per share attributable to Digital Angel Corporation:
Loss from continuing operations	$(16)	$(455)	$(356)	$(1,359)
Income (loss) from discontinued operations	8	(387)	271	(3,280)
Net income (loss) attributable to common stockholders	$(8)	$(842)	$(85)	$(4,639)

Denominator for basic and diluted income (loss) per share attributable to Digital Angel Corporation:

Basic and diluted weighted-average shares outstanding (1)	30,875	30,501	30,875	30,188

Income (loss) per share attributable to Digital Angel Corporation — basic and diluted:
Continuing operations	$(0.00)	$(0.15)	$(0.01)	$(0.04)
Discontinued operations	0.00	(0.13)	0.01	(0.11)
Total — basic and diluted	$(0.00)	$(0.28)	$(0.00)	$(0.15)
(1)

The following stock options, warrants and restricted stock outstanding as of June 30, 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

	June 30,
	2013	2012
	(in thousands)
Stock options	4,517	2,266
Restricted stock	—	11
Total	4,517	2,277

5. Fair Value Measurements

Our short-term investments are classified as available-for-sale and are remeasured and reported at fair value each reporting period. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures its available-for-sale short-term investments at fair value. These are valued within Level 1 in the fair value hierarchy using the quoted stock prices of these securities. See Note 7 for details on these short-term investments and the unrealized gain.

The following table summarizes our financial assets measured at fair value on a recurring basis as presented in the unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
June 30, 2013
Short-term investments	$258	$-	$-	$258

December 31, 2012
Short-term investments	$-	$-	$-	$-

The Company’s management considers the carrying values of other current assets and other current liabilities of continuing operations to approximate fair values primarily due to their short-term nature.

6. Stock Options and Restricted Stock

Stock Option Plans

We have stock-based employee plans, which were outstanding as of June 30, 2013, and are more fully described in Note 5 to our Annual Report on Form 10-K for the year ended December 31, 2012. During the three-months ended June 30, 2013 and 2012, we recorded nil in compensation expense related to stock options granted to our directors, employees and consultants. During the six-months ended June 30, 2013 and 2012, we recorded nil and $1,000, respectively, in compensation expense related to stock options granted to our directors, employees and consultants.

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

Stock Option Activity

There were no stock options granted during the three-months and six-months ended June 30, 2013 and 2012. A summary of our stock option activity as of June 30, 2013, and changes during the six-months then ended, is presented below (in thousands, except per share amounts):

	Stock Options		Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	12,520	**	$2.66
Granted	—		—
Exercised	—		—
Forfeited or expired	(8,003)		0.06
Outstanding at June 30, 2013	4,517	**	7.27	2.1	$—	*

Vested or expected to vest at June 30, 2013	4,517		7.27	2.1	—	*
Exercisable at June 30, 2013	4,517		7.27	2.1	—	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.05 per share at June 30, 2013.

** 8,000,000 unvested options were forfeited on May 3, 2013, the effective date of the Amendment to Employment Agreement with Mr. Haller, under which Mr. Haller resigned as president, CEO and director of the Company upon the closing of the sale of the mobile games division. The remaining 2,000,000 vested options expired on July 2, 2013.

There were no stock option exercises during the three-months and six-months ended June 30, 2013 and 2012. At June 30, 2013, we had approximately 1.4 million shares available for issuance under our plans. The total fair value of options vested during the three-months ended June 30, 2013 and 2012, was approximately nil and $42 thousand, respectively. The total fair value of options vested during the six-months ended June 30, 2013 and 2012, was approximately nil and $42 thousand, respectively.

Restricted Stock Grants

A summary of the status of our nonvested restricted stock awards as of June 30, 2013 is presented below (shares in thousands):

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	2	$5.04
Granted	—	—
Vested	(2)	5.04
Forfeited or expired	—	—
Nonvested at June 30, 2013	—	$—

We recorded compensation expense of approximately nil and $1,000 in the three-months ended June 30, 2013 and 2012, respectively, associated with restricted stock grants. We recorded compensation expense of approximately nil and $3,000 in the six-months ended June 30, 2013 and 2012, respectively, associated with restricted stock grants.

7. Discontinued Operations

Sale of Digital Games

During 2013, we decided to shift our operations from the mobile games business to the medical device industry and on May 3, 2013, as more fully discussed below, we sold our mobile game business. Accordingly, the mobile games business division has been classified as discontinued operations for the first six-months of 2013, and all prior period results have been restated accordingly.

On May 3, 2013, we closed on the sale of our mobile game application business to MGT, pursuant to the terms of the Asset Purchase Agreement dated April 10, 2013 (the “Sale Agreement”), for a cash payment of $137,000 and the receipt of 50,000 shares of MGT’s common stock valued at $0.2 million, based on the closing price of MGT’s common stock on the closing date. The common stock will bear a restrictive legend until such time as the shares are registered or can be sold pursuant to an exemption from registration. Pursuant to the Sale Agreement, MGT acquired our mobile games application business assets, including the rights to the two mobile game applications that we had under development.

Under the terms of the Sale Agreement, as a condition to closing, MGT was required to assume our obligations under a certain office lease (the “Condition”). However, as the parties were unable to obtain the landlord’s consent for such assumption by May 3, 2013 and in order to close the sale by such date, we and MGT entered into the Transition Services Agreement (the “Transition Agreement”) dated as of May 3, 2013, whereby we agreed that the Condition will instead be a post-closing condition and we will permit MGT to occupy the office space for the remaining term of the office lease (ending on November 30, 2013) in exchange for MGT reimbursing us for our expenses in maintaining such office lease.

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

The gain on the sale of our mobile game business was approximately $0.3 million, and is reflected in the results of discontinued operations. As the MGT stock is held as available-for-sale, we are required to adjust the carrying value to market at each reporting period and, accordingly, changes in the market value are recorded as unrealized gains or losses in other comprehensive income or loss on our unaudited condensed consolidated statements of comprehensive income (loss). As a result of the change in value of the MGT common stock from the closing date to June 30, 2013, we recorded an unrealized gain of $59,000 during the three and six-months ended June 30, 2013.

Sale of DARC to Related Parties

On March 1, 2013, we entered into the Purchase Agreement with the Buyers pursuant to which all of the outstanding capital stock of DARC was purchased by the Buyers in a management buyout. Messrs. Cook and Grant are former directors of Signature. In connection with the transaction, the radio communications business of Signature was transferred into DARC. The aggregate share purchase price for DARC was approximately £562,000, or approximately $853,000 based on the exchange rate on March 1, 2013. Per the terms of the Purchase Agreement, the purchase price was paid as follows: (i) £150,000 in a cash payment on March 31, 2013 and we will receive eighteen equal monthly installments of approximately £9,000 totaling £170,000 in deferred purchase payments which began on June 1, 2013; (ii) £175,000 ($266,000) by the assumption by the Buyers of Signature’s obligations under an invoice discount facility; and (iii) £67,000 ($102,000) by the assumption by the Buyers of certain obligations under existing consulting and severance agreements with Mr. Cook. Immediately upon completion of the sale of DARC, we began the formal liquidation of Signature and £40,000 of the £150,000 cash payment received from the sale of DARC was remitted to Signature to be used to satisfy a portion of Signature’s outstanding liabilities.

We have estimated the gain on the sale of DARC to be approximately $0.2 million. However, since the sale was to former employees and directors of Signature and a portion of the purchase price will be paid in installments, the gain is being deferred and will be recognized when collection of the deferred purchase price is assured. When recognized, the gain will be reflected in the results of discontinued operations.

In March 2013, we appointed a liquidator and initiated the formal liquidation of Signature, primarily related to its outstanding liabilities. We used £40,000 ($61,000) of the purchase price from the sale of DARC to satisfy our estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for approximately £244,000 (U.S. $0.4 million). This claim is associated with an outsourced manufacturing agreement related to the delivery of PELS beacons to the MOD. As a result of the termination of the PELS contract by the MOD, Signature did not purchase any product under the manufacturing agreement and, accordingly, we, in consultation with outside legal counsel, do not believe that any amount is owed per the terms of the agreement. However, this claim could result in an increase in our estimated portion of Signature’s outstanding liabilities. Any increases or decreases in our estimated portion of Signature’s outstanding liabilities will be reflected in the result of discontinued operations in future periods. We expect the liquidation to be completed by the end of 2013, although it could extend beyond the expected timeframe.

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

As a result of the settlement of the escrow we recorded in our results of discontinued operations an additional gain on the sale of approximately $1.3 million in the first six-months of 2013.

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

PELS Contract

As of December 31, 2011, we had recorded our estimate of the loss on the PELS contract of approximately $3.7 million. On April 10, 2012, the MOD notified Signature that it was terminating the contract because of Signature’s failure to complete certain milestones for product approvals by the established deadline. Under the terms of the termination notice, such termination became effective as of April 24, 2012. As stated in the notice, termination triggered the requirement that Signature reimburse to the MOD all monies paid by the MOD to Signature in respect of this contract for product or inventory previously delivered. No early termination or other penalties were claimed by the MOD in the termination notice and in the final settlement agreement dated July 6, 2012. The total amount of reimbursement claimed by the MOD was £0.4 million (approximately $0.7 million at the July 6, 2012 exchange rate), plus VAT. As a result of the payment of this amount in full in July 2012, and the elimination of revenue from the production phase of the contract, we recognized an increase in the projected loss from the PELS contract of approximately $2.9 million, primarily for the writedown of inventory. Accordingly, we accrued an additional loss of approximately $3.0 million on the PELS contract during 2012, the majority of which was accrued in the first quarter of 2012. In the aggregate, the loss recognized on the PELS contract in 2011 and 2012 totaled approximately $6.7 million.

The following table presents the results of operations of our discontinued operations for the three-months and six-months ended June 30, 2013 and 2012 (The loss on the PELS contract is included in cost of sales):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$—	$835	$629	$1,658
Cost of sales	—	476	389	3,838
Gross profit (loss)	—	359	240	(2,180)

Selling, general and administrative expenses	169	652	533	1,193
Development expenses	95	—	375	—
Severance and separation expenses	11	97	11	97
Operating loss	(275)	(390)	(679)	(3,470)

Interest and other income (expense), net	1	—	(581)	145
Interest expense	—	(1)	(3)	(3)
Gain on sale	292	—	1,543	—
Income (loss) from discontinued operations	18	(391)	280	(3,328)
(Income) loss attributable to noncontrolling interest	(10)	4	(9)	48
Net income (loss) from discontinued operations attributable to Digital Angel Corporation	$8	$(387)	$271	$(3,280)

Income (loss) from discontinued operations per common share – basic and diluted	$0.00	$(0.13)	$0.01	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	30,875	30,501	30,875	30,188

The net liabilities of discontinued operations as of June 30, 2013 and December 31, 2012, were as follows (in thousands):

	June 30, 2013	December 31, 2012
	(in thousands)
Cash	$61	$55
Accounts receivable	—	648
Inventory	—	125
Other current assets	—	102
Total current assets	61	930
Fixed assets	—	199
Total assets	$61	$1,129

Accounts payable, accrued expenses and other current liabilities	3,026	3,768
Total current liabilities	$3,026	$3,768
Net liabilities of discontinued operations	$(2,965)	$(2,639)

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

8. Commitments and Contingencies

Lease Termination

On December 24, 2011, we vacated Signature’s manufacturing and office facility in Thamesmead, U.K. Keyswitch Varley, a wholly-owned subsidiary of Signature, is obligated on the lease. Neither we nor Signature guaranteed the lease. We have assessed the liability for the lease termination in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we accrued an estimated lease termination liability as of December 31, 2011. The original estimated amount was included in the results of discontinued operations for 2011, and in the current liabilities of discontinued operations at June 30, 2013 and December 31, 2012. This estimate is subject to change and any increases or decreases will be reflected in the results of our discontinued operations in future periods. During the six-months ended June 30, 2013 and 2012, we have included in the results of discontinued operations rent accruals covering the periods.

9. Subsequent Events

Share Exchange Agreement with VeriTeQ

On June 24, 2013, we entered into the VeriTeQ Transaction and on July 8, 2013, we closed the VeriTeQ Transaction. Pursuant to the terms of the Exchange Agreement, in exchange for the VeriTeQ Shares, the Company issued to the VeriTeQ Shareholders 4,107,592 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On July 10, 2013, the Company realized that it incorrectly issued the Series B Preferred Stock and as result, on July 12, 2013, it exchanged the Series B Preferred Stock for 410,759 shares of our newly created Series C convertible preferred stock, par value $10.00 (the “Series C Preferred Stock”). The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock, including the aggregate number of shares of common stock into which the Series C Preferred Stock is convertible. Each share of Series C Preferred Stock will be converted into twenty shares of our common stock, par value $0.01 per share (the “Conversion Shares”), automatically upon the effectiveness of the Reverse Stock Split (as defined below) (such transaction is sometimes to referred to herein as the “Share Exchange”). In addition, all outstanding stock options to purchase shares of VeriTeQ’s common stock, whether or not exercisable or vested, will be converted into options to acquire shares of the Company’s common stock (the “Substitute Options”), and all outstanding warrants to purchase shares of VeriTeQ’s common stock will be converted into warrants to purchase shares of the Company’s common stock (the “Converted Warrants”). As a result of the Share Exchange and the issuance of the Substitute Options and the Converted Warrants, VeriTeQ became our wholly-owned subsidiary, and the VeriTeQ Shareholders owned on July 12, 2013 approximately 91% of our common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants). Based on the terms of the VeriTeQ Transaction, VeriTeQ was the accounting acquirer and as a result, going forward, its operating results became the historical operating results of the Company.

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

On July 12, 2013, the Company obtained approval from a majority of its shareholders for and will effectuate a one for thirty (1:30) reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split would cause the total number of shares of common stock outstanding, including the shares underlying the Series C Preferred Stock, to equal 9,286,007 shares based on the shares outstanding on August 7, 2013. The Reverse Stock Split will not affect the number of shares of its authorized common stock.

In connection with the Share Exchange, the Company is also going to change its name to “VeriTeQ Corporation.”

DIGITAL ANGEL CORPORATION

Notes to Condensed Financial Statements (Unaudited) (Continued)

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

Issuance of Common Stock

On July 15, 2013, we issued 1,250,000 shares of our common stock to an investment banking firm as partial payment for investment banking services rendered for an aggregate value of $62,500. These shares were valued at the fair market value of the stock on the date of issuance which was $0.05 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

:	•	our ability to fund our operations and continue as a going concern;
	•	our ability to have excess cash available for future actions;
	•	anticipated trends in our business and demographics;
	•	relationships with and dependence on technological partners;
	•	our future profitability and liquidity and the impact of the VeriTeQ Transaction on our financial condition, results of operations and cash flows;
	•	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
	•	regulatory, competitive or other economic influences;
	•	our ability to successfully mitigate the risks associated with foreign operations;
	•	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
	•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
	•	our ability to comply with current and future regulations relating to our businesses;
	•	our estimate of the liability associated with the termination of the Thamesmead U.K. facility lease;
	•	fluctuations in the value of the MGT shares while they bear the restrictive legend
	•	our ability to realize the deferred purchase price from the sale of DARC;
	•	the cash proceeds we will generate from the sale of the MGT common stock we received from the sale of our mobile games division
	•	the potential obligations we would face in connection with the liquidation of Signature;
	•	our ability to complete the liquidation of Signature by the end of 2013;
	•	our inability to obtain the funds necessary to fund VeriTeQ’s operations;
	•	the impact of foreign currency exchange rate fluctuations and additional risks of foreign operations;
	•	the impact of new accounting pronouncements;
	•	our ability to establish and maintain proper and effective internal accounting and financial controls;
	•	our belief that we will not be required to pay liabilities associated with subsidiaries that we closed in 2001 and 2002;
	•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
	•	the impact of our inability to compete with Destron’s business until July 21, 2014;
	•	volatility in our stock price, including a significant decrease over the past few years; and
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

The information in this quarterly report is as of June 30, 2013, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2012. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”).

Overview

On May 3, 2013, we sold our mobile game division to MGT Capital Investments, Inc. (“MGT”) and have accounted for our mobile games division as discontinued operations as more fully discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements.

During April 2013, our board of directors began the negotiations to acquire VeriTeQ Acquisition Corporation (“VeriTeQ”) as it believed that by shifting our operations from the mobile game industry to the medical device industry we would be able to achieve greater stockholder value. After months of negotiation, on June 24, 2013, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, VeriTeQ, and all of the shareholders of VeriTeQ (the “VeriTeQ Shareholders”) (collectively, the “VeriTeQ Transaction”) to acquire all of the outstanding shares of common stock (the “VeriTeQ Shares”) of VeriTeQ. We closed on the VeriTeQ Transaction on July 8, 2013.

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

Pursuant to the terms of the Share Exchange Agreement, in exchange for the issued and outstanding VeriTeQ Shares, the Company issued to the VeriTeQ Shareholders 4,107,592 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On July 10, 2013, the Company realized that it incorrectly issued the Series B Preferred Stock and as result, on July 12, 2013, it exchanged the Series B Preferred Stock for 410,759 shares of our newly created Series C convertible preferred stock, par value $10.00 (the “Series C Preferred Stock”). The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock, including the aggregate number of shares of common stock into which the Series C Preferred Stock is convertible. Each share of Series C Preferred Stock will be converted into twenty shares of our common stock, par value $0.01 per share (the “Conversion Shares”), automatically upon the effectiveness of the Reverse Stock Split (as defined below) (such transaction is sometimes to referred to herein as the “Share Exchange”). In addition, all outstanding stock options to purchase shares of VeriTeQ’s common stock, whether or not exercisable or vested, will be converted into options to acquire shares of the Company’s common stock (the “Substitute Options”), and all outstanding warrants to purchase shares of VeriTeQ’s common stock will be converted into warrants to purchase shares of the Company’s common stock (the “Converted Warrants”). As a result of the Share Exchange and the issuance of the Substitute Options and the Converted Warrants, VeriTeQ became our wholly-owned subsidiary, and the VeriTeQ Shareholders owned on July 12, 2013 approximately 91% of our common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants). Based on the terms of the VeriTeQ Transaction, VeriTeQ was the accounting acquirer and as a result, going forward as of July 8, 2013, its operating results became the historical operating results of the Company.

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

On July 12, 2013, the Company obtained approval from a majority of its shareholders for and will effectuate a one for thirty (1:30) reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split would cause the total number of shares of common stock outstanding, including the shares underlying the Series C Preferred Stock, to equal 9,286,007 shares, based on the shares of common stock outstanding on August 7, 2013. The Reverse Stock Split will not affect the number of shares of its authorized common stock.

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

Appointment of Mr. Silverman as Chief Executive Officer, Change in Board Composition and Change of Control

Effective May 6, 2013, our board of directors appointed Daniel Penni as our interim chief executive officer and president. Mr. Penni continued to serve as the chairman of our board and received no additional compensation for serving as interim chief executive officer and president. Effective July 8, 2013, upon the closing of the VeriTeQ Transaction, Mr. Scott Silverman was appointed our chief executive officer and chairman of our board of directors and Mr. Randolph Geissler was appointed as our president. In addition, Messrs. Grillo and Rawan resigned from our board of directors and the total members of our board was increased to five. Accordingly, Messrs. Michael Krawitz, Barry Edelstein and Shawn Wooden were also appointed as new directors. Mr. Penni continues to serve as a member of our board. In addition, upon closing, Messrs. Scott R. Silverman, Randolph K. Geissler, and PositiveID Corporation became our majority stockholders.

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

During the first half of 2013, the Company decided to shift its operations away from the mobile games business, which it sold to MGT in May 2013, as more fully discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements. As a result, the mobile games business division has been classified as discontinued operations for the first six-months of 2013, and all prior period results have been restated accordingly.

In addition to the mobile games division reflected in discontinued operations for all periods presented, our discontinued operations also consisted of the operations of our radio communications business, which comprised the operations of Signature Industries Limited (“Signature”), our 98.5% owned subsidiary located in the United Kingdom. Our radio communications business was sold in March 2013, as more fully discussed in Note 7 to the accompanying unaudited condensed consolidated financial statements.

Three-Months Ended June 30, 2013 Compared to Three-Months Ended June 30, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the quarters ended June 30, 2013 and 2012. We did not generate revenue from our mobile game applications through the sale of the business on May 3, 2013, as the games were under development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.4 million and $0.5 million for the quarters ended June 30, 2013 and 2012, respectively. The $0.1 million decrease in selling, general and administrative expenses was due to the decrease in corporate expenses due to lower consulting costs, primarily related to Mr. Grillo’s consulting fees in 2012, and reduced other professional fees in 2013, offset by acquisition costs related to the VeriTeQ Transaction in the second quarter of 2013.

Severance and Separation Expenses

We reversed approximately $0.4 million in severance expense during the quarter ended June 30, 2013. The accrued severance and separation expense balances at December 31, 2012 related to Mr. Grillo’s severance associated with a change of control provision in his employment agreement. Mr. Grillo is our former chief executive officer. Effective April 11, 2013, Mr. Grillo entered into a letter agreement with us wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with us. As a result, the accrued severance balance at December 31, 2012 was reversed during the second quarter of 2013.

Other Income (Expense), Net

We had other income (expense) of approximately $1,000 in the second quarter of 2013 and nil for the second quarter of 2012.

Income Taxes

We did not have an income tax provision or benefit for the three-months ended June 30, 2013 and 2012, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of June 30, 2013, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future taxable income. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the three-months ended June 30, 2013 and 2012. Going forward, as a result of the VeriTeQ Transaction, which resulted in a change in control of us under Section 382 of the Internal Revenue Code, our existing U.S. net operating loss carryforwards have become severely limited.

Loss from Continuing Operations

During the quarters ended June 30, 2013 and 2012, we reported a loss from continuing operations of $16,000 and $0.5 million, respectively. The decrease in the loss for 2013 compared to 2012 relates primarily to the reversal of the $0.4 million in accrued severance expenses in 2013, and the decrease in selling, general and administrative expenses of approximately $0.1 million.

Six-Months Ended June 30, 2013 Compared to Three-Months Ended June 30, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the six-months ended June 30, 2013 and 2012. We did not generate revenue from our mobile game applications through the sale of the business on May 3, 2013, as the games were under development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.7 million and $1.0 million for the six-months ended June 30, 2013 and 2012, respectively. The $0.3 million decrease in selling, general and administrative expenses was due to the decrease in corporate expenses due to reduced other professional fees, lower audit fees, and lower consulting and legal fees in the first half of 2013, offset by acquisition costs related to the VeriTeQ Transaction in the first six-months of 2013.

Severance and Separation Expenses

We reversed approximately $0.4 million in severance expense during the six-months ended June 30, 2012, compared to $0.3 million of severance expense in the six-months ended June 30, 2012. The accrued severance and separation expense balances at December 31, 2012 related to Mr. Grillo’s severance associated with a change of control provision in his employment agreement. Mr. Grillo is our former chief executive officer. Effective April 11, 2013, Mr. Grillo entered into a letter agreement with us wherein Mr. Grillo waived his rights to receive a third year non-compete payment under the terms of his employment agreement with us. As a result, the accrued severance balance at December 31, 2012 was reversed during the second quarter of 2013. Approximately one month of the related severance was recorded in the first six-months of 2012.

Other Income (Expense), Net

We had other income (expense), net of approximately $1,000 in the first six-months of 2013 and nil for the first six-months of 2012.

Income Taxes

We did not have an income tax provision or benefit for the six-months ended June 30, 2013 and 2012, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise from state taxes (benefits) net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of June 30, 2013, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets, primarily as a result of our continuing losses and our current projections of future taxable income. As a result of fully reserving our deferred tax assets, we did not record a benefit related to our net losses during the six-months ended June 30, 2013 and 2012. Going forward, as a result of the VeriTeQ Transaction, which resulted in a change in control of us under Section 382 of the Internal Revenue Code, our existing U.S. net operating loss carryforwards have become severely limited.

Loss from Continuing Operations

During the six-months ended June 30, 2013 and 2012, we reported a loss from continuing operations of approximately $0.4 million and $1.4 million, respectively. The decrease in the loss for 2013 compared to 2012 relates primarily to the decrease in severance expenses of approximately $0.7 million, and lower selling, general and administrative expenses of approximately $0.3 million.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2013 and 2012.

Liquidity and Capital Resources

As of June 30, 2013, cash totaled $0.9 million, an increase of $0.2 million, from $0.7 million at December 31, 2012.

Net cash used in operating activities totaled approximately $1.1 million in the first six-months of 2013 and $4.2 million in the first six-months of 2012. In 2013 and 2012, net cash used in operating activities was used primarily to fund selling, general and administrative expenses and by discontinued operations.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•	Accounts payable decreased to $0.1 million at June 30, 2013 from $0.2 million at December 31, 2012. We anticipate accounts payable to increase going forward as a result of the VeriTeQ Transaction.
•

Accrued expenses decreased to $0.2 million at June 30, 2013, from $0.7 million at December 31, 2012. The $0.5 million decrease was primarily due to the reversal of two accrued liabilities totaling approximately $0.4 million during the second quarter of 2013, as more fully discussed in Note 3 to the accompanying unaudited condensed consolidated financial statements. We expect accrued expenses to increase going forward as a result of the VeriTeQ Transaction.

Investing activities provided cash of $1.7 million and approximately $25,000 in the first six-months of 2013 and 2012, respectively. In 2013, cash was provided by the funds received from the settlement of the Destron Transaction escrow and the sales of DARC and the mobile games division. In 2012, cash was provided primarily by discontinued operations.

Financing activities used cash of $0.3 million and provided cash of approximately $0.1 million in the first six-months of 2013 and 2012, respectively. In 2013, cash was used primarily by discontinued operations. In 2012, cash was provided primarily by discontinued operations.

Liquidity

As of June 30, 2013, we had a working capital deficiency of approximately $2.1 million. However, included in current liabilities of discontinued operations were approximately $0.7 million of liabilities associated with subsidiaries we closed in 2001 and 2002 that were not guaranteed by us and that we believe we will not be required to pay. In addition, approximately $2.3 million of existing liabilities of discontinued operations are related to Signature which are subject to its liquidation. We initiated the formal liquidation of Signature in March 2013.

In March 2013, we sold DARC and received net proceeds of £110,000, (approximately $160,000, net of transaction fees), representing the £150,000 cash down payment from the sale offset by £40,000 used to satisfy a portion of Signature’s outstanding liabilities. Beginning on June 1, 2013, under the terms of the Purchase Agreement, we are to receive eighteen monthly payments of approximately £9,000 each. The purchase price also included the assumption by the Buyers of approximately £175,000 ($266,000) under an invoice discount facility and £67,000 ($102,000) of certain existing consulting and severance obligations. In addition, on March 26, 2013, we received $1.25 million from the settlement of the Destron Transaction escrow and on May 3, 2013, we sold the assets of our game division for a cash payment of $137,000 and 50,000 shares of MGT common stock valued at approximately $0.2 million on the closing date. On July 8, 2013, we closed the VeriTeQ Transaction as more fully discussed above under the section titled Overview and also in Note 9 to our accompanying unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended June 30, 2013. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our second fiscal quarter of 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL ANGEL CORPORATION
(Registrant)

Date:	August 9, 2013	By:	/s/ Lorraine M. Breece
			Name:	Lorraine M. Breece
			Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

10.1

Asset Purchase Agreement by and between Digital Angel Corporation and MGT Capital Investments, Inc. dated April 10, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2013)

10.2

Letter Agreement between Mr. Joseph Grillo (via MEG Properties, LLC) and Digital Angel Corporation effective April 11, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2013)

10.3

Amendment to Employment Agreement between Digital Angel Corporation and L. Michael Haller executed April 10, 2013 and effective on May 3, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.4

Transition Services Agreement between Digital Angel Corporation and MGT Capital Investments, Inc. dated as of May 3, 2013(filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.5	Employment Agreement dated as of July 8, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.6

Employment Agreement dated as of July 8, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.7	Digital Angel Corporation 2013 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.8	Letter Agreement dated July 8, 2013, between VeriTeQ and PositiveID Corporation (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Lorraine M. Breece, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

* Filed herewith

+ These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

___________