Form 10-Q
period 2013-09-30
VERITEQ
filed 2013-11-14
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission file number: 000-26020

________________

VERITEQ CORPORATION

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

Large accelerated filer ☐   Accelerated filer ☐                Non-accelerated filer☐ (Do not check if smaller reporting company)     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2013
Common Stock, $.01 par value per share	9,296,040 shares

VERITEQ CORPORATION

TABLE OF CONTENTS

		Page

	PART I – Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of September 30, 2013 and December 31, 2012	3
	Condensed Consolidated Statements of Operations – Three-months ended September 30, 2013 and 2012	4
	Condensed Consolidated Statements of Operations – Nine-months ended September 30, 2013 and 2012 and for the period from December 14, 2011 (Inception) to September 30, 2013	5
	Condensed Consolidated Statement of Comprehensive Income (Loss) – Three-months and nine-months ended September 30, 2013 and 2012 and for the period from December 14, 2011 (Inception) to September 30, 2013	6
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit – Nine-months ended September 30, 2013	7
	Condensed Consolidated Statements of Cash Flows – Nine-months ended September 30, 2013 and 2012 and for the period from December 14, 2011 (Inception) to September 30, 2013	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

	PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35
	Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERITEQ CORPORATION AND SUBSIDIARIES

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$130	$183
Short-term investment, available-for-sale	184	—
Other receivable	168	—
Other current assets	33	—
Total current assets	515	183

Property and equipment, net	1	—
Other assets	45	—
Intangible assets, net	7,166	7,612
Total assets	$7,727	$7,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $250 and $232 to related parties, respectively)	$250	$326
Accounts payable	628	82
Accrued expenses (including $1,216 and $724 to related parties, respectively)	2,113	1,072
Liability to related party under shared services agreement	211	138
Total current liabilities	3,202	1,618

Commitments and contingencies
Note payable to related party, net of discount	—	78
Subordinated convertible debt with an embedded convertible option, at fair value	5,833	2,137
Estimated royalty obligations	3,965	4,000
Total liabilities	13,000	7,833

Stockholders’ deficit:
Preferred Stock ($10 par value; shares authorized 5,000; shares issued and outstanding, 411 and 0, respectively)	4,108	—
Common shares ($.01 par value; shares authorized 50,000; shares issued and outstanding, 1,071 and 7,021, respectively)	11	70
Additional paid-in-capital	643	1,515
Accumulated deficit during the development stage	(9,981)	(1,623)
Accumulated other comprehensive loss	(54)	—
Total stockholders’ deficit	(5,273)	(38)
Total liabilities and stockholders’ deficit	$7,727	$7,795

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three- Months Ended September 30, 2013	For the Three- Months Ended September 30, 2012
Operating Expenses:

Selling, general and administrative expenses	$1,625	$543
Depreciation and amortization expense	149	45
Total operating expenses	1,774	588
Change in the fair value of the subordinated convertible debt	3,696	—
Interest expense	36	9

Loss before income taxes	(5,506)	(597)
Benefit for income taxes	—	157

Net loss	$(5,506)	$(440)

Net loss per common share — basic and diluted	$(0.60)	$(0.06)

Weighted average number of common shares outstanding — basic and diluted	9,190	7,021

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Nine- Months Ended September 30, 2013	For the Nine- Months Ended September 30, 2012	From December 14, 2011 (Inception) to September 30, 2013
Operating Expenses:

Selling, general and administrative expenses	$3,734	$1,155	$5,816
Depreciation and amortization expense	446	129	654
Total operating expenses	4,180	1,284	6,470
Change in the fair value of the subordinated convertible debt	3,696	—	3,696
Interest expense	482	22	615

Loss before income taxes	(8,358)	(1,306)	(10,781)
Benefit for income taxes	—	431	800

Net loss	$(8,358)	$(875)	$(9,981)

Net loss per common share — basic and diluted	$(1.00)	$(0.14)	—

Weighted average number of common shares outstanding — basic and diluted	8,342	6,363	—

See the accompanying notes to condensed consolidated financial statements.

 VERRITEQ CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,		From December 14, 2011 (Inception) to September 30, 2013
	2013	2012	2013	2012
Net loss	$(5,506)	$(440)	$(8,358)	$(875)	$(9,981)
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments, available-for-sale	(54)	—	(54)	—	(54)
Comprehensive loss	$(5,560)	$(440)	$(8,412)	$(875)	$(10,035)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Nine-Months Ended September 30, 2013

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$—	$(38)
Net loss	—	—	—	—	—	(8,358)	—	(8,358)
Issuance of restricted stock for compensation, January 2013			859	9	(9)	—	—	—
Issuance of common stock and warrants for note conversion, March 2013	—	—	95	1	194	—	—	195
Issuance of warrants in connection with note payable, April 2013	—	—	—	—	35	—	—	35
Issuance of common stock and warrants for note conversion, June 2013	—	—	221	2	439	—	—	441
Issuance of common stock to investor, June 2013	—	—	19	—	25	—	—	25
Acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation) common stock, July 2013	—	—	1,029	10	925	—	—	935
Issuance of Series C Preferred Stock to VeriTeQ shareholders in exchange for their common stock, July 2013	411	4,108	(8,215)	(82)	(4,026)	—	—	—
Issuance of common stock for investment advisory services, July 2013	—	—	42	1	62	—	—	63
Share-based compensation	—	—	—	—	1,483	—	—	1,483
Unrealized loss on short-term investments, available-for-sale	—	—	—	—	—	—	(54)	(54)

Balance, September 30, 2013	411	$4,108	1,071	$11	$643	$(9,981)	$(54)	$(5,273)

See the accompanying notes to condensed consolidated financial statements.

For changes in the Statement of Changes in Stockholder’s Deficit from December 14, 2011 (inception) to December 31, 2012, refer to the audited financial statements for the year ended December 31, 2012 included in VeriTeQ Corporation’s (f/k/a Digital Angel Corporation) Definitive Schedule 14-C filed with the Securities and Exchange Commission on September 24, 2013.

VERITEQ CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in thousands)

	For the Nine- Months Ended September 30, 2013	For the Nine- Months Ended September 30, 2012	From December 14, 2011 (Inception) to September 30, 2013

Cash flows from operating activities:

Net loss	$(8,358)	$(875)	$(9,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,483	143	1,837
Depreciation and amortization	446	129	654
Non-cash interest expense	447	14	565
Change in fair value of subordinated convertible debt	3,696	—	3,696
Deferred income tax benefit	—	(431)	(800)
Issuance of common stock for investment advisory services	63	—	63
Change in other receivable	27	—	27
Change in other current assets	11	—	11
Change in accounts payable, accrued expenses and liability under shared services agreement	1,249	876	2,680
Net cash used in operating activities	(936)	(144)	(1,248)

Cash flows from investing activities:
Change in other assets	(10)	—	(10)
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	818	—	818
Net cash provided by investing activities	808	—	808

Cash flows from financing activities:
Proceeds from the issuances of notes payable and warrants	50	125	450
Proceeds from the issuance of common stock to investors	25	80	105
Proceeds from the issuance of common stock and warrants to investor	—	15	15
Net cash provided by financing activities	75	220	570

Net (decrease) increase in cash	(53)	76	130
Cash --- Beginning of period	183	—	—
Cash — End of period	$130	$76	$130

Supplemental disclosure of cash flow information:
Interest paid	—	—	—
Income taxes paid	—	—	—

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

 (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Summary of Significant Accounting Policies

These unaudited condensed consolidated financial statements and notes thereto, include the financial statements of VeriTeQ Corporation (“VC”), formerly known as Digital Angel Corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation formed on December 14, 2011. VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of a share exchange agreement (the “Exchange Agreement”), as more fully discussed below. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, a Florida corporation, from PositiveID Corporation (“PSID”), a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VC, VAC and VAC’s subsidiaries are referred to together as, “VeriTeQ,” “the Company,” “we,” “our,” and “us”. Our business consists of ongoing efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2012 included in our Definitive Schedule 14-C filed with the Securities and Exchange Commission (“SEC”) on September 24, 2013.

Share Exchange Agreement and Reverse Stock Split

On June 24, 2013, VAC and its stockholders entered in the Exchange Agreement with VC and the closing of the transaction (the “VeriTeQ Transaction”) took place on July 8, 2013 (the “Closing Date”). Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for 4,107,592 shares of VC’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On July 10, 2013, VC realized that it incorrectly issued the Series B Preferred Stock and as result, on July 12, 2013, it exchanged the Series B Preferred Stock for 410,759 shares of its newly created Series C convertible preferred stock, par value $10.00 (the “Series C Preferred Stock”). The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock, including the aggregate number of shares of common stock into which the Series C Preferred Stock was convertible. Each share of Series C Preferred Stock was convertible into twenty shares of VC’s common stock, par value $0.01 per share (the “Conversion Shares”), automatically upon the effectiveness of the Reverse Stock Split (defined below) on October 18, 2013 (such transaction is sometimes referred to herein as the “Share Exchange”).

In addition, all outstanding stock options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock (the “Substitute Options”), and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock (the “Converted Warrants”). As a result of the Share Exchange and the issuance of the Substitute Options and the Converted Warrants, VAC became a wholly-owned subsidiary of VC, and VAC’s shareholders owned on July 12, 2013 approximately 91% of VC’s common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants).

Based on the terms of the transaction, VAC was the accounting acquirer and as a result VAC’s operating results became the historical operating results of the Company. In addition, VAC’s common stock has been presented as if it was converted into shares of VC’s common stock at the beginning of the periods presented herein and based on the exchange ratio under the terms of the Exchange Agreement, which was .19083. The exchange ratio took into consideration the Reverse Stock Split, which is more fully discussed below.

The Series C Preferred Stock consisted of 500,000 authorized shares, 410,759 of which were issued and outstanding on September 30, 2013. The shares of Series C Preferred Stock issued to VAC’s shareholders in connection with the Share Exchange, by their principal terms:

(a)

converted into a total of 8,215,184 Conversion Shares, constituting approximately 88% of the issued and outstanding shares of common stock of VC, following the Reverse Stock Split on October 18, 2013 (as more fully discussed below);

(b)	had the same voting rights as holders of VC’s common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	were not entitled to any dividends; and
(d)	were to be treated pari passu with the common stock on liquidation, dissolution or winding up of VC.

On July 12, 2013, VC obtained approval from a majority of its shareholders for and to effect a one for thirty (1:30) reverse stock split (the “Reverse Stock Split”). On October 18, 2013, VC filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on October 18, 2013. The Reverse Stock Split caused the total number of shares of common stock outstanding, including the shares underlying the Series C Preferred Stock, to equal 9,302,674 shares of VC common stock based on the shares outstanding on October 18, 2013. The Reverse Stock Split did not affect the number of shares of VC’s authorized common stock, which remain at 50 million shares.

As a result of the Reverse Stock Split, all share information in this Current Report has been restated to reflect the Reverse Stock Split as if it had occurred at the beginning of the periods presented, where appropriate.

In connection with the Share Exchange, Digital Angel Corporation changed its name to VeriTeQ Corporation effective October 18, 2013.

On July 12, 2013, pursuant to the Exchange Agreement, a majority of VC’s voting stockholders adopted resolutions by written consent approving the Digital Angel Corporation 2013 Stock Incentive Plan (the “DAC 2013 Stock Plan”), under which employees, including officers and directors, and consultants may receive awards. The Plan became effective on October 18, 2013.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities ("ASC 915-10") and its success depends on its ability to obtain financing and realize its marketing efforts. To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 14, 2011 (Inception) through September 30, 2013, the Company has accumulated losses of approximately $10 million.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Presentation and Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We are in the development stage, have incurred operating losses since our inception and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the cash that will be required to grow our business operations and to service our debt. Failure to raise capital to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in determining the lives of long-lived assets, in Black-Scholes-Merton (“BSM”) valuation models in estimating the fair value of stock-based compensation, promissory note with an embedded convertible option and royalty obligations and in determining valuation allowances for deferred tax assets, among others.

Concentration of Credit Risk

We maintained our domestic cash in two financial institutions during the nine-months ended September 30, 2013. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. At times, cash balances may exceed the federally insured limits.

Stock-Based Compensation

At September 30, 2013, we had seven stock-based employee compensation plans, and on July 8, 2013 in connection with the Exchange Agreement, we established the DAC 2013 Stock Plan, which became effective on October 18, 2013, upon effectiveness of the Reverse Stock Split. On October 18, 2013, the outstanding stock options under the three VAC’s stock plans were converted into options to acquire VC’s common stock under the DAC 2013 Stock Plan and VAC’s three former stock plans were terminated. In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Income Taxes

We adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. We recognize and measure uncertain tax positions through a two-step process in accordance with the Income Taxes Topic of the Codification. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding, and the Series C preferred shares which are automatically convertible into common shares on the effectiveness of the Reverse Split, for the period. Since we have incurred losses attributable to common stockholders, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options, warrants and convertible notes payable to the extent that the average fair value of our common stock for each period is greater than the exercise/conversion price of the derivative securities.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for our fiscal years, and interim periods within those years beginning after December 15, 2012. We do not have other comprehensive income or loss and believe the adoption of this will not have a material impact on our financial statements.

In July 2013, ASU ("2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force, was issued to eliminate diversity in practice. ASU 2013-11 requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. The adoption of ASU 2013-11 will not have a material effect on our consolidated financial statements because it aligns with our historical presentation.

2. Acquisitions

Acquisition	Dates Acquired	Acquisition Price	Intangible Assets Acquired	Description of Assets
(in thousands)
PositiveID Animal Health Corporation	1/11/12	$1,200	$1,200	Implantable RFID medical device technologies
Bio Sensor patents from PSID	8/28/12	—	—	Assignment of bio sensor patents
Asset Purchase Agreement from SNC Holding Corp.	12/3/12	$5,820	$5,820	Radiation dose monitoring technology for healthcare industry
VeriTeQ Corporation	7/08/13	$935	$—	Cash, marketable securities and receivables, among others

PositiveID Animal Health Corporation acquired by VeriTeQ Acquisition Corporation

On January 11, 2012, VAC entered into a stock purchase agreement with PSID to acquire the outstanding stock of PSID’s wholly-owned subsidiary, PositiveID Animal Health Corporation (“PAH”). Our chairman and chief executive officer is the former chairman and chief executive officer of PSID. In addition, the current chairman and chief executive officer of PSID was a member of our board of directors until July 8, 2013.

Under the terms of the stock purchase agreement, VAC: (i) exchanged 4.0 million shares of its common stock, valued at approximately $0.3 million for the 5.0 million shares of outstanding stock of PAH; (ii) assumed the obligations under outstanding common stock options to acquire 6.9 million shares of PAH, which it converted into stock options to acquire 6.9 million shares of VAC’s common stock and on October 18, 2013, converted into approximately 1.3 million shares of VC’s common stock; (iii) issued a promissory note payable to PSID in the principal amount of $0.2 million with a stated interest rate of 5% per annum (the “PSID Note”); (iv) assumed obligations under an existing development and supply agreement ; and (v) agreed to make royalty payments to PSID as more fully discussed below. VAC recorded a discount on the PSID Note of $60 thousand using a discount rate of approximately 11.9%. The stock options assumed, which have an exercise price of $0.05 per share, after conversion into VC stock, were valued at $0.5 million based on the BSM valuation model using the following assumptions: expected term of 8.2 years, expected volatility of 126%, risk-free interest rate of 1.50%, and expected dividend yield of 0%.

In connection with the acquisition, VAC entered into a license agreement with PSID (the “Original License Agreement”) which granted it a non-exclusive, perpetual, non-transferable, license to utilize PSID’s bio sensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System” (the “Patent”) for the purpose of designing and constructing, using, selling and offering to sell products or services related to its business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. Pursuant to the Original License Agreement, PSID was to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under a development and supply agreement between PSID and Medical Components, Inc. (“Medcomp”) dated April 2, 2009. The total cumulative royalty payments under the agreement with Medcomp will not exceed $0.6 million.

On June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VAC meeting certain minimum royalty requirements as follows: 2013 - $0.4 million; 2014 - $0.8 million; and 2015 and thereafter - $1.6 million.

The total purchase price of PAH was allocated as follows (in thousands):

Intangible Assets:
Technology	$1,500
Customer relationship	500
Deferred tax liability	(800)
Net	$1,200

 VAC paid for this acquisition as follows:

4.0 million shares of common stock issued and assumption of PAH options	$760
Estimated royalty obligations	300
Promissory note, net	140
$1,200

Based on our current estimates of the amount of royalty payments that we expect to pay under the MedComp agreement at the date of acquisition, we have accrued $0.3 million.

In determining the purchase price for PAH, VAC considered various factors including: (i) projected revenue streams from the assets acquired; (ii) the potential revenue stream from the existing customer relationship; and (iii) the opportunity for expanded research and development of the product offerings and the potential for new product offerings.

PAH had no business operations or process prior to the acquisition, and, accordingly, the acquisition was treated as an acquisition of assets and unaudited pro forma results of operations for the nine-months ended September 30, 2012 are not presented. The assets acquired and consideration paid are recorded at their fair value on the date of the acquisition.

See Note 10 for a discussion of a shared services agreement between VAC and PSID.

Bio Sensor Patents acquired by VeriTeQ Acquisition Corporation

On August 28, 2012, VAC entered into an Asset Purchase Agreement (the “APA”) with PSID, whereby it purchased all of the intellectual property, including patents and patents pending, related to the PSID’s embedded bio sensor portfolio of intellectual property. Under the APA, PSID is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the embedded bio sensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. Minimum royalty requirements, which were to begin in 2013 and thereafter through the remaining life of any of the patents and patents pending, were identical to the minimum royalties due under the Original License Agreement, as amended.

Simultaneously with the APA, VAC entered into a license agreement with PSID granting PSID an exclusive, perpetual, transferable, worldwide and royalty-free license to the patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the APA, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the PSID Security Agreement was amended, pursuant to which the assets sold by PSID to VAC under the APA and the related royalty payments were added as collateral under the PSID Security Agreement.

We had no plans to develop or commercialize the Bio Sensor patents, and therefore, no value was ascribed to these patents. Further, we are not aware of a buyer or licensor for these patents.

On July 8, 2013, we entered into a letter agreement with PSID, which modified the terms of the royalty payments due to PSID under the APA, and on November 8, 2013, we amended the July 8, 2013 letter agreement, as more fully discussed in Note 10.

VeriTeQ Acquistion Corporation Asset Purchase Agreement with SNC Holding Corp.

In December 2012, VAC entered into an asset purchase agreement and a royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note, in the principal amount of $3.3 million and agreed to make royalty payments based on a percentage of revenue earned from the technology acquired. In addition, under the terms of sublicense agreement related to the technology, VAC made a $20 thousand sublicense payment in February 2013 and agreed to make minimum sublicense payments aggregating $0.2 million over the period from June 2014 to March 2017. The promissory note is convertible into one-third of the beneficial stock ownership of VC held by our CEO, or approximately 2.2 million shares at September 30, 2013. The promissory note was recorded at its initial estimated fair value of approximately $2.1 million and is being re-valued at each reporting period with changes in the fair value recorded as other expense/income (see Notes 5 and 6 for a further discussion of the current fair value of the promissory note). The total purchase price, including estimated royalty obligations of $3.7 million, was approximately $5.8 million. In connection with the asset purchase agreement with SNC Holding Corp., VAC entered into a security agreement whereby certain intellectual property purchased thereunder, including intellectual property related to its dosimeter products, would revert to SNC Holding Corp. in the event of: (i) a default under the promissory note; (ii) failure to pay the minimum royalty obligations; (iii) failure to perform its obligations with respect to commercializing the intellectual property acquired; or (iv) the occurrence of an unauthorized issuance as defined in the agreement. The unamortized balance of the intellectual property related to our dosimeter products that would revert to SNC Holdings Corporation was $5.5 million as of September 30, 2013.

The total purchase price of the assets acquired was allocated as follows (in thousands):

Intangible Assets:
Technology	$5,370
Trademarks	450
Total	$5,820

VAC paid for this acquisition as follows:

Estimated royalty obligations	$3,700
Note at fair value	2,100
Assumption of liabilities	20
Total	$5,820

The estimated fair value of the acquired intangible assets as presented above were determined using discounted cash flow methodology as more fully discussed in Note 3. The assets acquired and consideration paid are recorded at their fair value on the date of acquisition.

Acquisition of VeriTeQ Corporation under Share Exchange Agreement

Given VAC’s former shareholders’ ownership in VC, as a result of the Exchange Agreement, VAC was considered to be the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition of VC by VAC under the accounting rules for business combinations. Accordingly, the accompanying unaudited condensed consolidated financial statements reflect VC’s assets and liabilities at fair value to the extent they are deemed to have been acquired for accounting purposes and VC has established a new basis for its assets and liabilities based upon the fair values thereof and the value of VC’s shares outstanding on July 8, 2013, the closing date. The value of VC’s common stock was calculated based on the closing price of VC’s common stock on July 8, 2013, which was $0.90 per share on a post reverse stock split basis. The value of VC’s outstanding stock options was based on the closing price of VC’s common stock on July 8, 2013 and using the BSM valuation model using the following assumptions: expected term of 2.6 years, expected volatility of 106.6%, risk-free interest rate of 0.62%, and expected dividend yield of 0%

In addition, the Exchange Agreement created a new measurement date for the valuation of the options to acquire shares of VAC’s common stock, which were converted into options to acquire shares of VC’s common stock. The new measurement date was the closing date of the transaction which was July 8, 2013. This new measurement did not result in a non-cash compensation charge because the value of the modified options did not exceed the value of the options before the modification.

Total Purchase Price was calculated as follows (in thousands, except per share amount):

Value of VC’s common stock outstanding on July 8, 2013 (1,029 shares @ $.90 per share)	$926
Value of VC’s stock options outstanding on July 8, 2013	9
Total	$935

The total purchase price of the VC assets acquired and liabilities assumed was allocated was follows (in thousands):

Assets purchased:
Cash	$818
Marketable securities	239
Current portion of other receivable	168
Prepaid and other assets	47
Fixed assets	1
Other assets	60
Total	$1,333
Liabilities assumed:
Accounts payable	$72
Accrued expenses	326
Total	$398

Net Assets Acquired	$935

Included in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013 is $0.8 million of net losses for VC acquired on July 8, 2013.

The results of VC have been included in the unaudited Condensed Consolidated Statements of Operations since July 8, 2013, the date of acquisition. Unaudited pro forma results of operations for the three and nine-months ended September 30, 2013 and 2012 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2012. This summary is not necessarily indicative of what our result of operations would have been had VC been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended September 30, 2013	Three-Months Ended September 30, 2012	Nine-Months Ended September 30, 2013	Nine-Months Ended September 30, 2012
Net operating revenue	$—	$—	$—	$—
Net loss	$(5,526)	$(1,042)	$(8,734)	$(2,837)
Net loss per common share – basic and diluted	$(0.60)	$(0.13)	$(0.96)	$(0.38)

3. Intangible Assets

Intangibles and other assets consist of the following:

	September 30, 2013	December 31, 2012	Lives (in years)
	(in thousands)	(in thousands)
Technology, net of accumulated amortization of $504 and $136	$6,366	$6,734	14
Customer relationship, net of accumulated amortization of $123 and $69	377	431	7
Trademarks, net of accumulated amortization of $27 and $3	423	447	14
	$7,166	$7,612

Amortization of intangibles charged against income amounted to $0.1 million and $45 thousand for the three-months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0.1 million for the nine-months ended September 30, 2013 and 2012, respectively.

The estimated fair value of the acquired intangible assets of the acquisitions discussed in Note 2 were determined on the basis of patents and other proprietary rights for technologies, contract lives and estimated revenue, customer relationship and other factors related to forecasted results, and using discounted cash flow methodology using discount rates ranging from 25% to 45%. Under this method, we estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

4. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued payroll and payroll related	$1,251	$709
Accrued legal	434	291
Accrued other expenses	428	72
Total accrued expenses	$2,113	$1,072

5. Notes Payable

Notes payable and long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
	(in thousands)
PSID Note for $200 dated January 11, 2012, bears interest at 5% per annum, net of discount of $0 and $43 was originally payable in monthly instalments beginning January 11, 2013 through December 11, 2014. Note was amended in July 2013 to allow for conversion into common stock and extend payment terms.(1)	$200	$157
Demand note issued April 10, 2013, bears interest at 10% per annum, due on demand beginning June 1, 2013. Note was issued with warrants to acquire 500 shares of common stock with an exercise price of $0.25 per share. (1) (2)	50	—
Convertible term note for $125 issued September 25, 2012 net of discount of $31, bears interest at 10% per annum, is convertible into shares of common stock at $0.30 per share and matures on March 31, 2013. Note was issued with warrants to acquire 208 shares of common stock with an exercise price of $0.30 per share. Note was converted into common stock in March 2013. An additional 208 warrants with an exercise price of $0.30 per share were granted in March 2013 as an inducement to the conversion.(2)	—	94
Convertible term note for $125 issued October 12, 2012, net of discount of $39, bears interest at 10% per annum, is convertible into shares of common stock at $0.30 per shares and matures April 10, 2013. Note was issued with warrants to acquire 208 shares of common stock with an exercise price of $0.30 per share. Note was converted into common stock in June 2013. An additional 208 warrants with an exercise price of $0.30 per share were granted in June 2013 as an inducement to the conversion.(1)(2)	—	86
Convertible term note for $100 issued December 31, 2012, net of discount of $55, bears interest at 10% per annum, is convertible into shares of common stock at $0.30 per share and matures June 30, 2013. Note was issued with warrants to acquire 150 shares of common stock with an exercise price of $0.30 per share. Note was converted into common stock in June 2013. An additional 150 warrants with an exercise price of $0.30 per share were granted in June 2013 as an inducement to the conversion.(1) (2)	—	45
Convertible term note for $50 issued December 31, 2012, net of discount of $28, bears interest at 10% per annum, is convertible into shares of common stock at $0.30 per shares and matures June 30, 2013. Note was issued with warrants to acquire 75 shares of common stock with an exercise price of $0.30 per share. Note was converted into common stock in June 2013. An additional 75 warrants with an exercise price of $0.30 per share were granted in June 2013 as an inducement to the conversion.(1) (2)	—	22
Total notes payable	250	404
Less: Current maturities	250	326

Note payable long-term	$—	$78

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$5,833	$2,137

(1) These notes have been issued to related parties. See Note 10.

(2) The warrants are more fully described in Note 7.

Interest expense was approximately $36,000 and $9,000 during the three-months ended September 30, 2013 and 2012, respectively, of which approximately nil and $1 thousand related to the beneficial conversion feature of the convertible notes for the three-months ended September 30, 2013 and 2012, respectively. Interest expense was approximately $0.5 million and $22 thousand during the nine-months ended September 30, 2013 and 2012, respectively, of which approximately $0.1 million and $1 thousand related to the beneficial conversion feature of the convertible notes for the nine-months ended September 30, 2013 and 2012, respectively.

The weighted-average effective interest rate, on the short-term notes payable, was 191% for the nine-months ended September 30, 2013. The weighted-average effective interest rate excluding the beneficial conversion feature and value of warrants, on the short-term notes payable was approximately 61% for the nine-months ended September 30, 2013.

The fair value of warrants issued as an inducement to convert the notes during the nine months ended September 30, 2013 was approximately $0.1 million and is included in interest expense.

6. Financial Instruments

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

During the nine-months ended September 30, 2013 and 2012, we had no Level 2 assets or liabilities. The short-term investment-available for sale outstanding on September 30, 2013 was valued using a Level 1 input. The subordinated convertible note issued to SNC Holdings Corp., which has a convertible option embedded in the note, and the estimated royalty obligations were valued using Level 3 inputs. The change in fair value of the subordinated convertible note is reflected in other expense for the respective period.

Notes Payable and Long-Term Debt

The carrying amount approximates fair value based on management’s estimate of the applied discount rates and fair value adjustments. The subordinated convertible note with an embedded conversion option was discounted at 22.8% over 2 years.

Accounts Payable, Accrued Expenses, Liability to Related Party Under Shared Services Agreement

The carrying amount of these current liabilities approximates fair value because of the short term nature of these items.

Estimated Royalty Obligations

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Short-term investments	$184	—	$—	$—	$—	$—
Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$5,833	$—	$—	$2,137
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the nine months ended September 30, 2013:

	Subordinated Note with Convertible Option	Estimated Royalty Obligations

Balance at December 31, 2012	$2,137	$4,000
Change in fair value	3,696	—

Balance at September 30, 2013	$5,833	$4,000	**

** Includes $35 thousand of current royalty obligations included in accrued expenses at September 30, 2013.

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

7. Stockholders’ Deficit

Preferred Stock

On June 24, 2013, VAC and its stockholders entered in the Exchange Agreement with VC and on July 8, 2013, the transaction closed. Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for 4,107,592 shares of VC’s Series B Preferred Stock. On July 10, 2013, VC realized that it incorrectly issued the Series B Preferred Stock and as result, on July 12, 2013, it exchanged the Series B Preferred Stock for 410,759 shares of its newly created Series C Preferred Stock. The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock, including the aggregate number of shares of common stock into which the Series C Preferred Stock was convertible. Each share of Series C Preferred Stock was converted into twenty shares of VC’s common stock, par value $0.01 per share (the “Conversion Shares”), automatically upon the effectiveness of the Reverse Stock Split on October 18, 2013.

The Series C Preferred Stock consisted of 500,000 authorized shares, 410,759 of which were issued and outstanding on September 30, 2013. The shares of Series C Preferred Stock issued to VAC’s shareholders in connection with the Share Exchange, by their principal terms:

(a)

converted into a total of 8,215,184 Conversion Shares, constituting approximately 88% of the issued and outstanding shares of common stock of VC, following the “Reverse Stock Split” on October 18, 2013 (as more fully discussed below);

(b)	had the same voting rights as holders of VC’s common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	were not entitled to any dividends; and
(d)	were to be treated pari passu with the common stock on liquidation, dissolution or winding up of VC.

Common Stock

In July 2013, we issued 41,667 shares of our common stock to an investment advisory firm for services rendered for an aggregate value of $62,500. The shares were valued at the fair market value of the stock on the date of issuance which was $1.50 per share.

On October 18, 2013, VC filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware effecting a one-for-thirty reverse stock split of its common stock (the “Reverse Stock Split”) and a name change to VeriTeQ Corporation. The reverse stock split became effective on October 18, 2013, and every thirty (30) shares of VC's issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of VC's common stock, without any change in the par value per share. The Certificate of Amendment provides that no fractional shares will be issued. Stockholders of record who otherwise would be entitled to receive fractional shares will receive, in lieu thereof, a cash payment based on the volume weighted average price of the Company's common stock as reported on October 21, 2013 on the OTC Markets. All shares and options amounts have been adjusted accordingly for all periods presented in the Quarterly Report.

At September 30, 2013, VC had authorized 50.0 million shares of common stock of which approximately 1.1 million were issued and outstanding.

Warrants

We have issued warrants exercisable for shares of common stock for consideration, as follows (in thousands, except exercise price):

Series/ Issue Date	Warrants Authorized	Warrants Issued	Exercised/ Forfeited	Balance September 30, 2013	Exercise Price	Exercisable Period (years)
Series A /June 2012	95	95	—	95	$0.37	3
Series B / September 2012	40	40	—	40	$1.57	3
Series C / October 2012	40	40	—	40	$1.57	3
Series D / December 2012	14	14	—	14	$1.57	5
Series E /December 2012	29	29	—	29	$1.57	5
Series F / March 2013	40	40	—	40	$1.57	3
Series G / April 2013	95	95	—	95	$1.31	3
Series H / June 2013	83	83	—	83	$1.57	3
	436	436	—	436

The Series A warrants were issued in connection with a stock subscription agreement to an investor. The Series A warrants are exercisable at any time during the exercisable periods. The Series A warrant agreement provides for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis.

The Series B, C, D, E, F, G and H warrants were issued in connection with promissory notes, which are more fully described in Note 5. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The total value of these warrants of $0.3 million was amortized to interest expense over the life of the promissory notes and accordingly, $0.3 million and nil of non-cash interest expense related to these warrants during the nine-months ended September 30, 2013 and 2012.

We determined the value of the warrants issued in 2012 and 2013 utilizing the following assumptions in the BSM valuation model:

Warrants Issued	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
June 2012	0.00%	126.00%	3	.34%	June 1, 2012
September 2012	0.00%	126.00%	3	.35%	September 25, 2012
October 2012	0.00%	126.00%	3	.35%	October 12, 2012
December 2012	0.00%	126.00%	5	.72%	December 31, 2012
March 2013	0.00%	126.00%	3	.38%	March 18, 2013
April 2013	0.00%	126.00%	3	.34%	April 10, 2013
June 2013	0.00%	126.00%	3	.52%	June 1, 2013

Stock Option Activity

VC had stock-based employee plans outstanding as of September 30, 2013, and are more fully described in Note 5 to our Annual Report on Form 10-K for the year ended December 31, 2012.

On July 12, 2013, pursuant to the Exchange Agreement, a majority of our voting stockholders adopted resolutions by written consent approving the DAC 2013 Stock Incentive Plan (the “Plan”), under which employees, including officers and directors, and consultants may receive awards. Awards under the Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock performance units, performance shares, cash awards and other stock based awards. The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, to promote the success of the Company’s business and to link participants’ directly to stockholder interests through increased stock ownership. The Plan became effective on October 18, 2013, upon effectiveness of the Reverse Stock Split. On October 18, 2013, the outstanding stock options under the three VAC’s stock plans were converted into options to acquire VC’s common stock under the DAC 2013 Stock Plan and VAC’s three former stock plans were terminated.

The aggregate number of shares of the Company’s common stock that may be subject to awards under the Plan, subject to adjustment upon a change in capitalization, is 5,000,000 shares. Such shares of common stock may be authorized, but unissued, or reacquired shares of common stock. Shares of common stock that were subject to Plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the Plan.

During the nine months ended September 30, 2013 and 2012, we granted 1.0 million and 0.4 million options, respectively. The weighted average fair values of the options granted during the nine months ended September 30, 2013 and 2012 were $1.33 and $0.86, respectively.

We account for our stock-based compensation plans in accordance with ASC 718-10, Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The weighted average values of the assumptions used to value the options granted in the nine-months ended September 30, 2013 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.83%, and expected dividend yield of 0%. The weighted average values of the assumptions used to value the options granted in the nine-months ended September 30, 2012 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.67%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of similar companies’ common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends.

During the nine-months ended September 30, 2013 and 2012, we recorded $1.5 million and $143,000, respectively, in compensation expense related to stock options granted to our directors, employees and consultants (who provide corporate support services).

A summary of the stock option activity for our stock options plans for 2013 is as follows (shares in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,531	$0.31
Granted	1,050	1.57
Assumed in VC acquisition	75	344.16
Exercised	—	—
Forfeited or expired	(22)	45.58
Outstanding at September 30, 2013	2,634	10.19	5.65	$4,811	*
Vested or expected to vest at September 30, 2013	2,634	10.19	5.65	4,811	*
Exercisable at September 30, 2013	1,584	15.89	6.5	3,627	*

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $2.70 per share at September 30, 2013 on a post-reverse stock split basis.

There were no stock option exercises during the nine-months ended September 30, 2013 and 2012. The total fair value of options vested during the nine-months ended September 30, 2013 and 2012, was approximately $0.4 million and nil, respectively. As of September 30, 2013, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 3 months.

At September 30, 2013, we had approximately 59,000 shares available for issuance under our plans. In conjunction with the reverse stock split that was effective October 18, 2013, VAC’s outstanding stock options were converted into approximately 2.6 million options under the DAC 2013 Stock Plan. As of October 18, 2013, 2.4 million shares were available for issuance under the DAC 2013 Stock Plan.

Restricted Stock Grants

In January 2013, we issued approximately 0.9 million shares of our restricted common stock to a member of our senior management. This restricted stock vests in January 2015. The total value of the restricted stock of approximately $1.4 million is being expensed over the vesting period. During the nine-months ended September 30, 2013, we recorded $0.5 million in compensation expense related to the restricted stock. We did not have any restricted stock outstanding during the 2012 period.

8. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(5,506)	$(440)	$(8,358)	$(875)

Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1) (2)	9,190	7,021	8,342	6,363

Loss per share— basic and diluted:
Total — basic and diluted	$(0.60)	$(0.06)	$(1.00)	$(0.14)

(1)

Basic and diluted earnings per share has been computed by dividing the loss by the weighted average number of common shares outstanding, and the Series C preferred shares which are automatically convertible into common shares on the effectiveness of the Reverse Split, for the period.

(2)

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at September 30, 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	September 30, 2013	September 30, 2012
	(in thousands)
Stock options	2,634	1,493
Warrants	436	135
Shares issuable upon conversion of convertible notes payable	2,337	417
	5,407	2,045

9. Income Taxes

We did not have an income tax provision for the nine-months ended September 30, 2013. The income tax benefit of $0.4 million for the nine-months ended September 30, 2012 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with the PAH acquisition. We have incurred losses and therefore have provided a valuation allowance against our remaining net deferred tax assets. The VeriTeQ Transaction was a tax-free reorganization, and as a result of the change in control of VC resulting from the VeriTeQ Transaction, virtually all of VC’s net operating loss carryforwards became limited under IRC section 382.

Differences in the effective income tax rates from the statutory federal income tax rate arise from state and foreign income taxes (benefits), net of federal tax effects, and the increase or reduction of valuation allowances related to net operating loss carryforwards.

10. Related Party Transactions

Shared Services Agreement with PSID

We entered into a shared services agreement (“SSA”) with PSID on January 11, 2012, pursuant to which PSID agreed to provide certain services, including administrative, rent, accounting, business development and marketing, to us in exchange for $30,000 per month. The SSA has also included working capital advances from time to time. The term of the SSA commenced on January 23, 2012. The first payment for such services was not payable until we received gross proceeds of a financing of at least $500,000. On June 25, 2012, the level of resources provided under the SSA was reduced and the agreement was amended, pursuant to which all amounts owed to PSID under the SSA as of May 31, 2012 were converted into approximately 2.3 million shares of VAC’s common stock valued at $0.2 million. In addition, effective June 1, 2012, the monthly charge for the shared services under the SSA was reduced from $30,000 to $12,000.

On August 28, 2012, the SSA was further amended to align with the level of services being provided, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the SSA was reduced from $12,000 to $5,000. On April 22, 2013, we and PSID entered into a non-binding letter agreement in which PSID agreed to provide up to an additional $60,000 of support during April and May 2013.

On July 8, 2013, we entered into a letter Agreement with PSID (the “July Letter Agreement”) to amend certain terms of several agreements between PSID and us. The July Letter Agreement amended certain terms of the SSA entered into between PSID and us on January 11, 2012, as amended, the APA entered into on August 28, 2012, as amended, and the PSID Note dated January 11, 2012, in favor of PSID in the principal amount of $200,000. VC assumed the obligations under the PSID Note in connection with the Share Exchange as of the date of the July Letter Agreement. On November 8, 2013, we entered into a Letter Agreement (the “November Letter Agreement”) with PSID which further amended the terms of several agreements between PSID and us.

The July Letter Agreement, as modified by the November Letter Agreement, provides for:

(i)

At closing of a capital raise with cumulative gross proceeds of at least $3.0 million, $100,000 of the balance owed under the SSA shall be due within two business day after funding. Within thirty and sixty days after the initial $100,000 payment, we shall pay $50,000 each (total of an additional $100,000) and the balance of the outstanding amount shall be paid by 90 days after the initial $100,000 is paid. In the event any of the balance is unpaid at March 31, 2014, interest on the outstanding balance accrues at 10% per annum.  If the initial $100,000 payment is made by March 31, 2014, no interest shall accrue so long as we comply with the payment schedule required.

(ii)

The elimination of minimum royalties payable to PSID under the APA in their entirety. In the event that royalty payments under the APA based on our attainment of certain sales levels are not at least $800,000 for the calendar year 2014, then we shall grant PSID a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents.

(iii)

An amendment to the PSID Note, with a principal and interest balance of $228,000 on September 30, 2013, to provide that no interest will accrue on the PSID Note from July 8, 2013 to September 30, 2013 and to include a conversion feature under which the PSID Note may be repaid, at our option, in VC’s common stock in lieu of cash.

(iv)

VC will grant PSID a warrant to purchase 300,000 shares of common stock at an exercise price of $2.84. The warrants will be exercisable for a period of five years. The terms and form of warrant will be the same as those granted to certain investors, which are more fully discussed in Note 13.

In addition, pursuant to the terms of the July Letter Agreement, we have issued approximately 16,666 shares of common stock on October 10, 2013 in connection with the repayment of the PSID Note, and we have agreed to issue an additional 135,793 shares of common stock as soon as possible thereafter. These shares issued and to be issued by us to PSID will be issued in private placement in reliance upon the exemption from the registration requirements set forth in the Act provided for in Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated by the SEC thereunder.

As of September 30, 2013 and December 31, 2012, we owed PSID $0.2 million and $0.1 million, respectively, for shared services and working capital advances.

In connection with the financing as more fully discussed in Note 13, the PSID note was assigned to certain investors.

Investment from VeriTeQ Corporation’s Director

Following VC’s approval of the Share Exchange in June 2013, VAC approached VC for a small, short-term bridge loan or equity investment. In light of the many conditions to closing, VC’s board decided not to make the loan or investment. VC’s then interim chief executive officer and president and then chairman of VC’s board, Daniel E. Penni, agreed to make a $25,000 equity investment in VAC. As a result of such investment in June 2013, Mr. Penni owned shares of VAC’s common stock, which have been exchanged for 19,084 shares of VC’s common stock. Mr. Penni continues to serve as a member of VC’s board.

Notes Payable

During 2012 and the nine-months ended September 30, 2013, we issued notes payable to certain directors, officers and a relative of a director. These notes are further discussed in Note 5.

On October 11, 2013, VAC entered into a promissory note with the Company’s CEO in the principal amount of $80,000. The note bears interest at 5% per annum and is due on demand.

On October 29, 2013 VC entered into a promissory note with its CEO in the principal amount of $30,000. The note bears interest at 5% per annum and is due on demand.

11. Commitments and Contingencies

Employment Agreement with Scott R. Silverman

Effective January 1, 2012, Mr. Scott R. Silverman entered into the Employment and Non-Compete Agreement (the “2012 Employment Agreement”) with VAC. The 2012 Employment Agreement terminated five years from the effective date. The 2012 Employment Agreement provided for an annual base salary in 2012 of $300,000 with minimum annual increases of 10% of the base salary and an annual bonus equal to the annual base salary then in effect. Mr. Silverman was also entitled to an annual non-allocable expense payment of $45,000 each year and other fringe benefits. If Mr. Silverman’s employment was terminated prior to the expiration of the term of the 2012 Employment Agreement, Mr. Silverman was to receive (i) all earned but unpaid salary and bonuses; (ii) the greater of the base salary from the date of termination through December 31, 2016 or two times the base salary; and (iii) the average bonus paid by us to Mr. Silverman for the last three full calendar years (or such lesser time period if the 2012 Employment Agreement was terminated less than three years from the effective date), plus certain fringe benefits required to be paid by us. In addition, the 2012 Employment Agreement contained a change of control provision that provided for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, as defined in the 2012 Employment Agreement. Any outstanding stock options and restricted stock held by Mr. Silverman as of the date of his termination or a change of control became vested and exercisable as of such date, and remained exercisable during the remaining life of the option. Mr. Silverman’s 2012 Employment Agreement was terminated effective July 8, 2013 at which time Mr. Silverman entered into a new employment agreement effective with the closing of Exchange Agreement, which was amended and restated on November 14, 2013, (the “Silverman Employment Agreement”) appointing Mr. Silverman as our chairman and chief executive officer, effective as of July 8, 2013 until December 31, 2016. Under the Silverman Employment Agreement, Mr. Silverman will receive a base salary of $330,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per annum during each calendar year of the term. During the term, Mr. Silverman will be eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the the annual objectives determined by the compensation committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Silverman and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value. Mr. Silverman is also entitled to (i) an annual non-allocable expense payment of $30,000 payable in two equal installments on or before April 1st and October 1st of each year; (ii) the Company shall, at its option, either lease for Mr. Silverman an automobile, or reimburse Mr. Silverman for the lease or financing payments incurred by Mr. Silverman on his automobile, the amount of such reimbursement to be reasonably comparable to the current cost of Mr. Silverman’s current automobile. The Company shall reimburse car-related expenses; (iii) the Company shall, at its option, either provide to Mr. Silverman disability insurance that provides standard disability coverage and terms, in an amount of at least equal to $22,500 per month until age 65, or reimburse Mr. Silverman for the premium payments incurred by him for disability insurance coverage for himself, the amount of such reimbursement to be reasonably comparable to the current cost of his disability insurance; (iv) the Company shall provide comprehensive health insurance as it provides to other executives and employees as well as reimbursement of health benefits of up to $5,000 per year; (v) reimbursement for expenses related to business attire in an amount not to exceed $950 per month; and (vi) if the Company elects to secure a key man life insurance policy on the life of Mr. Silverman, it will provide a split-dollar policy.

Under the Silverman Employment Agreement, VC agreed to satisfy certain currently unpaid contractual obligations under Mr. Silverman’s December 2012 Employment Agreement aggregating $912,116 (the “Silverman Contractual Obligations”) if VC receives gross proceeds of an aggregate of $3,000,000 in cash in any capital investment or capital raise or series of capital investments or capital raises. The Silverman Contractual Obligations shall be payable as follows: (i) one-third (1/3rd) in cash and (ii) two-thirds (2/3rds) in shares of restricted VC common stock, based on the closing price of a share of VC’s common stock on the closing date of the investment.

If Mr. Silverman’s employment is terminated prior to the expiration of the term, certain payments become due. In the event Mr. Silverman is terminated with cause or he terminates for any reason other than good reason, Mr. Silverman is entitled to receive (i) earned or accrued but unpaid, base salary, through the date of termination, (ii) any bonus earned or accrued and vested, but unpaid, (iii) the economic value of the employee’s accrued, but unused, vacation time, and (iv) any unreimbursed business expenses incurred by the employee (collectively, the “Accrued Obligations”). In the event Mr. Silverman is terminated without cause or he terminates for good reason, or upon his death, Mr. Silverman is entitled to receive the Accrued Obligations and a termination payment equal to his base salary from the date of termination through December 31, 2016, (or two years whichever is longer) plus bonus for such period, with such bonus being determined based upon the time remaining between the date of termination and December 31, 2016 (or two years, whichever is longer) and with the rate of bonus to be based upon the average annual bonus paid by the Company to Mr. Silverman over the last three (3) full calendar years (or if the Agreement is terminated before Mr. Silverman has been employed by the Company for three (3) full calendar years, for purposes of calculating the average Annual Bonus, the Company will use 100% of Mr. Silverman’s base salary as the annual bonus) plus certain benefits as set forth in the Silverman Employment Agreement.

In addition, the Silverman Employment Agreement contains a change of control provision that provides for the payment of 299% of Mr. Silverman’s base salary plus 299% of the average annual bonus paid over the last three (3) full calendar years (or 60% of base salary if the Silverman Employment Agreement is terminated before Mr. Silverman has been employed for three full years). Any outstanding stock options and unvested restricted stock held by Mr. Silverman as of the date of termination (other than for cause or by Mr. Silverman without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Silverman is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of ninety (90) days. The Silverman Employment Agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through eighteen months from the date the Silverman Employment Agreement is terminated.

Employment Agreement with Randolph Geissler

On January 2, 2013, VAC entered into an employment agreement with our president, Mr. Randolph Geissler with an effective date of September 1, 2012 (the “Geissler 2012 Agreement”). The Geissler 2012 Agreement called for an annual base salary of $200,000 and discretionary annual and incentive bonuses. The term of the Geissler 2012 Agreement was two years from the effective date and could be extended by mutual consent of the parties. The Geissler 2012 Agreement also provided for the issuance on January 2, 2013 of 4.5 million restricted shares of our common stock, which vested the earlier of January 2, 2015 or a change of control of VAC. Payments of compensation under the Geissler 2012 Agreement commenced within 30 days of VAC receiving a capital investment from any third party in excess of $5.0 million, the first payment of which was to be retroactive to September 1, 2012 and included any and all sums due and owing to Mr. Geissler at that time. Upon termination of the Geissler 2012 Agreement by Mr. Geissler or us, Mr. Geissler was entitled to receive any earned but unpaid salary and bonuses and all outstanding stock options and restricted stock was to be forfeited. Upon termination of the agreement by us without cause, Mr. Geissler was also entitled to receive certain fringe benefits through December 2014. Upon a change of control as defined in the agreement, Mr. Geissler was entitled to receive any earned but unpaid salary and bonuses and any outstanding stock options and restricted stock was to vest and the stock options were to remain exercisable through the life of the option. The Geissler 2012 Agreement was terminated effective July 8, 2013 at which time Mr. Geissler entered into a new employment agreement effective with the closing of Exchange Agreement, which was amended and restated on November 14, 2013, (the “Geissler Employment Agreement”) appointing Mr. Geissler as president of VC, effective as of July 8, 2013. The Geissler Employment Agreement is for a term of two (2) years and is renewable for additional one (1) year periods upon mutual agreement. Under the Geissler Employment Agreement, Mr. Geissler will receive a base salary of $200,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per annum each calendar year. Mr. Geissler is eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the compensation committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Geissler and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value.

Mr. Geissler is also entitled to: (i) the Company shall, at its option, either lease for Mr. Geissler an automobile, or reimburse Mr. Geissler for the lease or financing payments incurred by Mr. Geissler’s on his automobile, the amount of such reimbursement to be reasonably comparable to 75% of the current cost on the automobile then being provided to the Company’s CEO. The Company shall reimburse car-related expenses; (ii) the Company shall, at its option, either provide to Mr. Geissler disability insurance that provides standard disability coverage and terms, in an amount of at least equal to $15,000 per month until age 65, or reimburse Mr. Geissler for the premium payments incurred by him for disability insurance coverage for himself, the amount of such reimbursement to be reasonably comparable to the current cost of his disability insurance; (iii) the Company shall provide comprehensive health insurance as it provides to other executives and employees; (iv) reimbursement for expenses related to business attire in an amount not to exceed $950 per month; and (v) if the Company elects to secure a key man life insurance policy on the life of Mr. Geissler, it will provide a split-dollar policy.

Under the Geissler Employment Agreement, the Company agreed to satisfy certain currently unpaid contractual obligations under Mr. Geissler’s January 2, 2013 employment agreement of $166,666 (the “Geissler Contractual Obligations”) if VC receives gross proceeds of an aggregate of $3,000,000 in cash in any capital investment or capital raise or series of capital investments or capital raises. The Geissler Contractual Obligations shall be payable as follows: (i) one-third (1/3rd) in cash and (ii) two-thirds (2/3rds) in shares of restricted VC common stock, based on the closing price of a share of VC’s common stock on the closing date of the investment.

If Mr. Geissler’s employment is terminated for cause or he terminates for any reason other than good reason, Mr. Geissler is entitled to receive the Accrued Obligations. In the event Mr. Geissler is terminated without cause or he terminates for good reason, or termination upon his death, Mr. Geissler is entitled to receive the Accrued Obligations and a termination payment equal to one times his base salary plus the previous year’s bonus, but no less than one times his base salary. In the event that Mr. Geissler is terminated as a result of a change in control, Mr. Geissler is entitled to receive the Accrued Obligations and a termination payment equal to two times his base salary, plus the previous year’s bonus, but no less than two times his base salary. Any termination payment shall be payable to Mr. Geissler in cash, or if Mr. Geissler agrees, in shares of the Company’s common stock valued at market value. Any outstanding stock options and unvested restricted stock held by Mr. Geissler as of the date of termination (other than for cause or by Mr. Geissler without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Geissler is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of ninety (90) days. The Geissler Employment Agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through one year from the date the Geissler Employment Agreement is terminated.

Liquidation of Signature Industries, Limited

In March 2013, VC appointed a liquidator and initiated the formal liquidation of a U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 ($61,000) of the purchase price from the sale of Signature’s former division, Digital Angel Radio Communications, Inc. (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for approximately £244,000 (U.S. $0.4 million). This claim is associated with an outsourced manufacturing agreement related to a terminated manufacturing contract. As a result of the termination of the contract, Signature did not purchase any product under the manufacturing agreement and, accordingly, VC, in consultation with outside legal counsel, does not believe that any amount is owed per the terms of the agreement. However, this claim could result in VC having to pay an additional estimated portion of Signature’s outstanding liabilities. We expect the liquidation to be completed by the end of 2013, although it could extend beyond the expected timeframe.

12. Supplemental Cash Flow Information

We had the following non-cash operating, investing and financing activities (in thousands):

	For the Nine- Months Ended September 30, 2013	For the Nine- Months Ended September 30, 2012
Non-cash operating activities:
Issuance of shares of common stock to settle the partial payment of payable under a shared services agreement with PSID	$—	$160
Non-cash investing and financing activities:
Net assets acquired from VC in excess of cash acquired for common stock	117	—
Acquisition of assets for common stock, assumption of stock options and a promissory note	$—	$1,200
Notes and accrued interest related to notes conversion to common stock	420	—

13. Subsequent Events

Financing Transaction

On November 13, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with a group of institutional and accredited investors (the “Investors”). Pursuant to the terms of the Purchase Agreement, we issued and sold to the Investors senior secured convertible notes in the aggregate original principal amount of $1,816,667 (the “Notes”), and warrants to purchase up to 2,422,222 shares of our common stock (the “Warrants”). In connection with the sale of the Notes and the Warrants, (i) we entered into a registration rights agreement with the Investors (the "Registration Rights Agreement"), (ii) we and certain of our subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Investors (the "Security Agreement"), (iii) certain of our subsidiaries entered into a guaranty in favor of the collateral agent for the Buyers (the “Guaranty”), and (iv) we and each depository bank in which such bank account is maintained entered into certain account control agreements with respect to certain accounts described in the Note and the Security Agreement. The transaction closed on November 13, 2013 (the “Closing”). We expect to receive gross proceeds of $1.5 million, less transaction expenses.

In connection with the financing, we have agreed to allow our placement agent to participate in the offering for $150,000 in lieu of our obligation to pay the placement agent a cash fee of $150,000. In addition, the placement agent will receive 5% of the aggregate cash exercise price received by us upon exercise of any warrants or options in the offering, and warrants entitling to purchase up to an aggregate of 10% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants, at an exercise price of $2.84 per share.

The Purchase Agreement provides, among other things, that we will (i) not issue any securities from the period commencing on the date of the Purchase Agreement and ending on February 1, 2014, subject to certain exceptions, (ii) not enter into a variable rate transaction at any time while the Notes are outstanding, and (iii) for a period of two years from the date of the Closing, allow the Investors to participate in the purchase of their respective pro rata portion of no less than 50% of the securities offered us in any future financing transactions.

Description of the Notes

The Notes will mature on the first anniversary of the Closing. No interest shall accrue on the Notes unless there is an event of default (as defined in the Notes), in which case interest on the Notes shall commence accruing daily at a rate of eighteen percent (18%) per annum.

The Notes may be converted into our common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of our common stock. The conversion price of the Notes is the lower of (i) $0.75 and (ii) 90% of the lower of (A) the closing bid price as of the trading day immediately preceding the time of execution of the Purchase Agreement and (B) the price computed as the quotient of (x) the sum of the three lowest volume-weighted average price per share (“VWAPs”) of the common stock during the 10 consecutive trading day period ending and including the trading day immediately preceding the time of execution of the Purchase Agreement, divided by (y) three (the “Conversion Price”). If and whenever after the Closing we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price.

The Notes contain certain covenants and restrictions, including, among others, that, for so long as the Notes are outstanding, we will not incur any indebtedness, permit liens on its properties (other than permitted liens under the Notes), make dividends or transfer certain assets. Events of default under the Notes include, among others, failure to pay principal or interest on the Notes, failure to file or maintain an effective registration statement, or comply with certain covenants under the Notes.

If there is an event of default, a holder of the Notes may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest and all interest that would have accrued through the maturity date), in cash, at a price equal to the greater of:

(i) the product of (A) the number of shares issuable upon conversion of the amount being redeemed multiplied by 125% of the amount being redeemed, for defaults not relating to a bankruptcy, or 100% of the amount being redeemed if the default relates to a bankruptcy, and

(ii) the product of (X) the conversion rate of the number of shares issuable upon conversion multiplied by (Y) the product of (1) 125% by (2) the highest closing sale price of our common stock on any trading day during the period beginning on the date immediately before the event of default and ending on the date of redemption.

Description of the Warrants

The Warrants are exercisable at any time on or after the date of the issuance of the Warrants and entitle the Investors to purchase shares of our common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holders are entitled to exercise Warrants to purchase up to 100% of the number of shares of our common stock that the Notes convert into at Closing at an initial exercise price of 150% of the lower of (A) the closing bid price as of the trading day immediately preceding the time of execution of the Purchase Agreement and (B) the price computed as the quotient of (x) the sum of the three lowest VWAPs of the common stock during the 10 consecutive trading day period ending and including the trading day immediately preceding the time of execution of the Purchase Agreement, divided by (y) three.

Registration Rights Agreement

In connection with the Purchase Agreement, we entered into the Registration Rights Agreement with the Investors pursuant to which we agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register the shares of common stock issuable upon conversion of the Notes and upon exercise of the Warrants. Pursuant to the Registration Rights Agreement, we are required to file the registration statement by December 5, 2013 and to use its best efforts for the registration statement to be declared effective within 90 days of the Closing.

Lock-Up Agreements

As a condition to the sale of the securities, the Company's executive officers, management and directors entered into lock-up agreements pursuant to which they agreed not to sell, pledge, hypothecate or otherwise transfer their shares for a period of 12 months commencing on the date of the Closing, subject to certain exceptions for estate planning and similar purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

•	our ability to fund our operations and continue as a going concern;
•	our ability to have excess cash available for future actions;
•	anticipated trends in our business and demographics;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
•	regulatory, competitive or other economic influences;
•	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	the potential obligations we could face in connection with the voluntary liquidation of a U.K. subsidiary, Signature Industries Limited;
•	our inability to obtain the funds necessary to fund our operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	the impact of our inability to compete with Destron’s business until July 21, 2014;
•	volatility in our stock price, including a significant decrease over the past few years;
•	our ability to add employees during the fourth quarter of 2013 as we begin to ship our products;
•	our ability to continue to execute all required filings, tax returns, maintain insurance and perform other required activities to maintain our standing as a publicly-trading company;
•	that our results of operations are not materially impacted by moderate changes in the inflation rate;
•	that in order to have the funds necessary to develop and market our technology products we will need to raise additional capital; and
•

our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 6 of our Annual Report on Form 10-K for the year ending December 31, 2012, and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) the impact on our business from the acquisition of VAC, (vi) expectation about the outcome of the liquidation of Signature Industries Limited, (vii) changes in laws, and (viii) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of September 30, 2013, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2012. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully. Other factors besides those listed could also adversely affect us.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our Definitive Schedule 14-C filed with the Securities and Exchange Commission (“SEC”) on September 24, 2013.

Overview

On June 24, 2013, VeriTeQ Corporation, formerly Digital Angel Corporation, (“VC”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, VeriTeQ Acquisition Corporation, a Florida corporation (“VAC”), and the shareholders of VeriTeQ (the “VeriTeQ Shareholders”). The closing of the transaction (the “VeriTeQ Transaction”) took place on July 8, 2013 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, VC acquired all of the outstanding shares of VAC from the VeriTeQ Shareholders in exchange for the issuance of 4,107,592 shares of Series B preferred stock, par value $10.00 (the “Series B Preferred Stock”). On July 10, 2013, VC realized that it incorrectly issued the Series B Preferred Stock and as a result, on July 12, 2013, VC exchanged the Series B Preferred Stock for 410,759 shares of its newly created Series C convertible preferred stock, par value $10.00 (the “Series C Preferred Stock”). The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock including the aggregate number of shares of common stock into which the Series C Preferred Stock is convertible. Each share of Series C Preferred Stock was converted into twenty shares of VC’s Common Stock (the “Conversion Shares”) automatically upon the effectiveness of the Reverse Stock Split (defined below) (such transaction is sometimes referred to herein as the “Share Exchange”). The Reverse Stock Split became effective on October 18, 2013. As a result of the Share Exchange, VAC became our wholly-owned subsidiary.

In addition, all outstanding stock options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock (the “Substitute Options”), and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock (the “Converted Warrants”). As a result of the Share Exchange and the issuance of the Substitute Options and the Converted Warrants, VAC became a wholly-owned subsidiary of VC, and VAC’s shareholders owned on July 12, 2013 approximately 91% of VC’s common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants).

The Series C Preferred Stock consisted of 500,000 authorized shares, 410,759 of which were issued and outstanding on September 30, 2013. The shares of Series C Preferred Stock issued to VAC’s shareholders in connection with the Share Exchange, by their principal terms:

(a)

converted into a total of 8,215,184 Conversion Shares, constituting approximately 88% of the issued and outstanding shares of common stock of VC, following the Reverse Stock Split on October 18, 2013 (as more fully discussed below);

(b)	had the same voting rights as holders of VC’s common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	were not entitled to any dividends; and
(d)	were to be treated pari passu with the common stock on liquidation, dissolution or winding up of VC.

On July 12, 2013, VC obtained approval from a majority of its shareholders for and to effect a one for thirty (1:30) reverse stock split (the “Reverse Stock Split”). On October 18, 2013, VC filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on October 18, 2013. The Reverse Stock Split caused the total number of shares of common stock outstanding, including the shares underlying the Series C Preferred Stock, to equal 9,302,674 shares of VC common stock based on the shares outstanding on October 18, 2013. The Reverse Stock Split did not affect the number of shares of VC’s authorized common stock, which remain at 50 million shares.

In connection with the Share Exchange, Digital Angel Corporation changed its name to VeriTeQ Corporation effective October 18, 2013.

Based on the terms of the VeriTeQ Transaction, VAC was the accounting acquirer and as a result its operating results became the historical operating results of the Company. The VeriTeQ Transaction was a tax-free reorganization, and as a result of the change in control of us resulting from the VeriTeQ acquisition, virtually all of our net operating loss carryforwards became limited under IRC section 382.

Recent Events

On November 13, 2013 we closed on a financing transaction with a group of institutional investors. We expect to receive gross proceeds of $1.5 million, less transactions expenses. In connection with the agreement, we issued warrants to acquire shares of our common stock. The transaction is more fully discussed in Note 13 to the accompanying unaudited condensed financial statements.

On November 8, 2013, we entered into a Letter Agreement with PSID which further amended the terms of the several agreements between PSID and us. The Letter agreement is further discussed in Note 10 to the accompanying unaudited condensed financial statements.

Critical Accounting Policies

Our Definitive Schedule 14-C filed with the SEC on September 24, 2013, contains further information regarding our critical accounting policies.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 2 to our accompanying unaudited condensed consolidated financial statements.

Results of Continuing Operations

During April 2013, VC’s and VAC’s board of directors began discussions to combine the companies as they believed that by combining the companies and focusing on the medical device industry would result in achievement of greater stockholder value. After several months of negotiation, on June 24, 2013, the companies entered into the Exchange Agreement and the VeriTeQ Transaction was closed on July 8, 2013, as more fully discussed above under Overview.

As a result of the VeriTeQ Transaction, our operations now consist primarily of seven U.S.-based corporate employees, two outsourced consultants, and four non-employee board members. We expect to add employees during the fourth quarter of 2013 as we begin to ship our products. Our plan is to outsource our manufacturing operations and to maintain a lean organizational structure.

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

Three-Months Ended September 30, 2013 Compared to Three-Months Ended September 30, 2012

We are a development stage company and we have not yet generated revenue. During 2012, we acquired the assets related to our implantable medical device identification and radiation dose measurement technologies for the healthcare industry. Each of the acquisitions is more fully discussed in the footnotes to the accompanying unaudited condensed consolidated financial statements.

Selling, General and Administrative Expense

Selling, general and administrative expense was $1.6 million for the three-months ended September 30, 2013, including $0.2 million of transaction expenses related to the Exchange Agreement and $0.6 million of non-cash compensation expense associated with stock options and a restricted stock grant. Selling, general and administrative expense was $0.5 million for the three months ended September 30, 2012. The $1.1 million increase in selling, general and administrative expense was due primarily to an increase in non-cash compensation expense, higher payroll-related expenses, increased efforts in commercializing the Unique Device Identification (“UDI”) products, legal costs associated with the purchase of the radiation dosimeter technology assets in December 2012 and transaction expenses related to the Exchange Agreement.

Depreciation and Amortization Expense

We incurred $0.1 million and $45 thousand of depreciation and amortization expense for the three-months ended September 30, 2013 and 2012, respectively. The expense related to patents, customer relationship and trademarks resulting from two acquisitions during 2012, one of which was in December 2012, thus resulting in higher amortization expense for the 2013 third quarter compared to the 2012 third quarter.

Interest Expense

Interest expense was $36 thousand and $9 thousand for the three-months ended September 30, 2013 and September 30, 2012, respectively. The interest expense relates to notes payable issued during the 2013 period for working capital and during the 2012 period for an acquisition and working capital.

Other Expense

Other expense was $3.7 million for the three-months ended September 30, 2013 and nil for the three-months ended September 30, 2012. The other expense relates to the revaluation of the convertible subordinated debt to fair value during the third quarter of 2013. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology.

Income taxes

The benefit for income taxes was nil and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. The income tax benefit of $0.2 million for the three-months ended September 30, 2012 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with the PAH acquisition in January 2012. We have incurred losses and therefore have provided a valuation allowance against our remaining net deferred tax assets.

Net Loss

During the three-months ended September 30, 2013 and 2012, we reported a net loss of $5.5 million and $0.4 million, respectively. The increase in the loss for 2013 compared to 2012 related primarily to the increase in other expense due to the revaluation of the convertible subordinated debt, which is being revalued each reporting period, selling, general and administrative expenses and depreciation and amortization expense. We also realized a benefit for income taxes in the three-months ended September 30, 2012, which further contributed to the increase in the loss for 2013.

Nine-Months Ended September 30, 2013 Compared to Nine-Months Ended September 30, 2012

Selling, General and Administrative Expense

Selling, general and administrative expense was $3.7 million for the nine-months ended September 30, 2013, including $0.3 million of transaction expenses related to the Exchange Agreement and $1.5 million of non-cash compensation expense associated with stock options and a restricted stock grant. Selling, general and administrative expense was $1.2 million for the nine months ended September 30, 2012. The $2.5 million increase in selling, general and administrative expense was due primarily to the increase in non-cash compensation expense, higher payroll-related costs, increased efforts in commercializing the UDI products, legal costs associated with the purchase of the radiation dosimeter technology assets in December 2012 and transaction expenses related to the Exchange Agreement.

Depreciation and Amortization Expense

We incurred $0.4 million and $0.1 million of depreciation and amortization expense for the nine-months ended September 30, 2013 and 2012, respectively. The expense related to patents, customer relationship and trademarks resulting from two acquisitions during 2012, one of which was in December 2012, thus resulting in higher amortization expense for the 2013 period compared to the 2012 period.

Interest Expense

Interest expense was $0.5 million and $22 thousand for the nine-months ended September 30, 2013 and September 30, 2012, respectively. The interest expense relates to VeriTeQ’s notes payable issued during the 2013 period for working capital and during the 2012 period for an acquisition and working capital. Included in interest expense for the nine-months ended September 30, 2013 is approximately $0.3 million of accretion of debt discount associated with warrants that were issued in connection with notes payable and $0.1 million associated with the accretion of debt discount associated with the beneficial conversion feature of notes payable.

Other Expense

Other expense was $3.7 million for the nine-months ended September 30, 2013 and nil for the nine-months ended September 30, 2012. The other expense relates to the revaluation of the convertible subordinated debt to fair value. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology.

Income taxes

The benefit for income taxes was nil and $0.4 million for the nine-months ended September 30, 2013 and 2012, respectively. The income tax benefit of $0.4 million for the nine-months ended September 30, 2012 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with the PAH acquisition in January 2012. We have incurred losses and therefore have provided a valuation allowance against our remaining net deferred tax assets.

Net Loss

During the nine-months ended September 30, 2013 and 2012, we reported a net loss of $8.4 million and $0.9 million, respectively. The increase in the loss for 2013 compared to 2012 related primarily to the increase in other expense due to the revaluation of the convertible subordinated debt, which is being revalued each reporting period, selling, general and administrative expenses and depreciation and amortization expense. We also realized a benefit for income taxes in the nine-months ended September 30, 2012, which further contributed to the increase in the loss for 2013.

Liquidity and Capital Resources

As of September 30, 2013, VeriTeQ’s cash totalled $0.1 million compared to $0.2 million at December 31, 2012.

Net cash used in operating activities totalled approximately $0.9 million in the first nine-months of 2013 and $0.1 million in the first nine-months of 2012. Cash was used primarily to fund selling, general and administrative expenses.

Net cash provided by investing activities was $0.8 million in the first nine-months of 2013, due to the cash provided by the acquisition of VC in July 2013, which was $0.8 million. No cash was used or provided by investing activities in the first nine-months of 2012.

Net cash provided by financing activities totalled approximately $75 thousand in the first nine-months of 2013 and $0.2 million in the first nine-months of 2012. Cash was provided primarily by the increase of notes payable and the issuance of common stock to investors.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

Accounts payable increased to $0.6 million at September 30, 2013 from $0.1 million at December 31, 2012. The increase is due primarily to transaction expenses associated with the Exchange Agreement, as well as higher legal fees, among other items, including accounts payable associated with the acquisition of VC on July 8, 2013. We expect accounts payable to increase going forward as a result of expanded efforts to commercialize the UDI products and radiation dosimeter products.

Accrued expenses increased to $2.1 million at September 30, 2013 from $1.1 million at December 31, 2012. The increase is due primarily to higher accrued payroll costs as certain employees were deferring their salaries and bonuses, an increase in legal costs associated with patent review and maintenance and accrued expenses associated with the acquisition of VC on July 8, 2013.

The liability to a related party under the shared services agreement increased to $0.2 million at September 30, 2013 from $0.1 million at December 31, 2012. The increase is due to services provided during the nine-months ended September 30, 2013. VeriTeQ terminated the shared services agreement effective July 8, 2013.

As we intend to outsource the manufacture of our UDI and other products, and to maintain “just-in-time” inventory levels, we do not currently anticipate having to make significant investments in fixed assets or inventory.

Liquidity

We are in the development stage, have incurred operating losses since our inception and we have a working capital deficit of approximately $2.7 million as of September 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Financing will be required to meet our liquidity needs. On November 13, 2013, we entered into a financing agreement with a group of institutional investors, as more fully discussed in Note 13 to the accompanying condensed consolidated financial statements. We anticipate that the funds obtained from the financing will allow us to meet critical cash requirements for the next several months. However, in order to have the funds necessary to pay existing accounts payable and accrued expenses, notes payable, and the liability under the shared services agreement, as well as to develop and market our technology products, we will need to raise additional capital. We do not know whether such additional capital will be available to us or, if it is available, we do not know if the terms of any financing will be favorable or even acceptable.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including our ability to collect the deferred purchase price from the sale of DARC, our ability to realize in full the proceeds under the November 2013 financing discussed above, and the cash that will be required to fund our business operations and to service our debt, among other items. Failure to raise capital to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as it may be unable to generate the funds necessary to pay our obligations in the ordinary course of business.

Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock and preferred shares, proceeds from the issuance of debt, including promissory notes issued to related parties, and a shared services agreement with a related party. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund our operations, it would have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2013. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

We have implemented procedures to improve our segregation of duties and the accounting for complex business transactions during our third fiscal quarter of 2013, primarily by increasing our staff and realigning various duties of our existing staff and consultants. We believe these changes have strengthened our internal control over financial reporting. There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 15, 2013, the Company issued 41,667 shares of our common stock, $0.01 par value, to an investment advisory firm for services rendered for an aggregate value of $62,500. The shares of common stock were issued to the firm without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering, and Rule 506 promulgated thereunder.

ITEM 5. OTHER INFORMATION

On November 8, 2013, VeriTeQ Acquisition Corporation (“VAC”) and PositiveID Corporation (“PSID”), a related party, entered into a letter agreement (“the November Letter Agreement”), which amended certain terms of a letter agreement between VAC and PSID dated July 8, 2013. The November Letter Agreement provides for:

(i)

At closing of a capital raise with cumulative gross proceeds of at least $3.0 million, $100,000 of the balance owed to PSID under the terms of a shared services agreement (approximately $0.2 million on November 8, 2013) shall be due within two business day after funding. Within thirty and sixty days after the initial $100,000 payment, we shall pay $50,000 each (total of an additional $100,000) and the balance of the outstanding amount shall be paid by 90 days after the initial $100,000 is paid. In the event any of the balance is unpaid at March 31, 2014, interest on the outstanding balance accrues at 10% per annum. If the initial $100,000 payment is made by March 31, 2014, no interest shall accrue so long as we comply with the payment schedule required.

(ii)

The elimination of minimum royalties payable to PSID under the terms of an asset purchase agreement (“APA”) in their entirety. In the event that royalty payments under the APA based on our attainment of certain sales levels are not at least $800,000 for the calendar year 2014, then we shall grant PSID a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents.

(iii)	The Company will grant PSID a warrant to purchase 300,000 shares of common stock at an exercise price of $2.84. The warrants will be exercisable for a period of five years.

The November Letter Agreement is more fully discussed in Note 10 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The November Letter Agreement is included as Exhibit 10.28 to this Quarterly Report on Form 10-Q.

Employment Agreement with Scott R. Silverman

On November 14, 2013, the employment agreement with Mr. Scott R. Silverman, the Company’s chairman and CEO, that was entered into on July 8, 2013, was amended and restated. Changes were made to: (i) set the minimum annual bonus payment to 100% of his base salary; (ii) change the amount of certain termination payments that Mr. Silverman is entitled to receive upon his termination; and (iii) to provide for increases in certain expense reimbursements and benefits as well as providing for additional benefits, among other items. The amended and restated employment agreement with Mr. Silverman is more fully discussed in Note 11 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The amended and restated employment agreement is included as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

Employment Agreement with Randolph Geissler

On November 14, 2013, the employment agreement with Mr. Randolph Geissler, the Company’s President, that was entered into on July 8, 2013, was amended and restated. Changes were made to: (i) set the minimum annual bonus payment to 100% of his base salary; (ii) change the amount of certain termination payments that Mr. Geissler is entitled to receive upon his termination; and (iii) to provide for increases in certain expense reimbursements and benefits as well as providing for additional benefits, among other items. The amended and restated employment agreement with Mr. Geissler is more fully discussed in Note 11 to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The amended and restated employment agreement is included as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION (Registrant)

Date:	November 14, 2013	By:	/s/ Lorraine M. Breece
			Name:	Lorraine M. Breece
			Title:	Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1

Share Exchange Agreement dated as of June 24, 2013, among the Registrant, VeriTeQ Acquisition Corporation and the VeriTeQ Acquisition Corporation Shareholders (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2013)

3.1	Certificate of Designations of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.2	Certificate of Designations of Series C Convertible Preferred Stock (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.3	Certificate of Elimination of the Series B Convertible Preferred Stock (filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.4	Amended and Restated Certificate of Incorporation of the Registrant Corporation (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2013)

4.1	Form of Warrant and Schedule of Holders*

10.1	Employment Agreement, effective as of January 1, 2012, between VeriTeQ Acquisition Corporation and Scott R. Silverman*

10.2	Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Scott R. Silverman*

10.3	Employment Agreement, dated January 2, 2013, but made effective as of September 1, 2012, between VeriTeQ Acquisition Corporation and Randolph K. Geissler*

10.4	Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler*

10.5	Restricted Stock Award Agreement, dated January 22, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler*

10.6	Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Scott R. Silverman*

10.7	Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Randolph K. Geissler*

10.8	Stock Purchase Agreement, dated January 11, 2012 by and between PositiveID Corporation and VeriTeQ Acquisition Corporation*

10.9	Asset Purchase Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation*

10.10	License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation*

10.11	Letter Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation*

10.12	Secured Promissory Note, dated January 11, 2012, between VeriTeQ Acquisition Corporation as Borrower and PositiveID Corporation as Lender*

10.13	Letter Agreement, dated April 22, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation*

10.14

Letter Agreement dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.15	Asset Purchase Agreement, dated December 3, 2012, between SNC Holdings Corp. and VeriTeQ Acquisition Corporation*

10.16	Bill of Sale, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation*

10.17	Assignment and Assumption Agreement, dated November 30, 2012 and effective December 3, 2013, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation*

10.18	Assignment and Assumption of Patents, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation*

10.19	Assignment and Assumption of Trademarks, dated November 28, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holdings Corporation*

10.20	Royalty Agreement dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation*

10.21	Form of Security Agreement, dated November 28, 2012 and effective December 3, 2012, among SNC Holdings Corp., VeriTeQ Acquisition Corporation and VTQ IP Holdings Corporation*

10.22	Non-Negotiable Secured Convertible Promissory Note dated December 3, 2012, between VeriTeQ Acquisition Corporation as Borrower and SNC Holding Corp. as Lender*

10.23	First Amendment to Promissory Note, dated July 8, 2013, given by VeriTeQ Acquisition Corporation as Borrower in Favor of SNC Holding Corp.as Lender*

10.24	Digital Angel Corporation 2013 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.25	Promissory Note, dated April 10, 2013, among VeriTeQ Acquisition Corporation as Borrower and Randolph Geissler/Donald Brattain as Lenders*

10.26	Promissory Note, dated October 11, 2013, between VeriTeQ Acquisition Corporation as Borrower and Scott R. Silverman as Lender*

10.27	Promissory Note, dated October 29, 2013, between the Registrant as Borrower and Scott R. Silverman as Lender*

10.28	Letter Agreement dated November 8, 2013, between VeriTeQ Acquisition Corporation and PositiveID Corporation*

10.29

Securities Purchase Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013

10.30

Form of Senior Convertible Note, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.31

Form of Warrant, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.32

Form of Registration Rights Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.33

Form of LockUp Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.34

Security Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.35

Guaranty, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

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