Form 10-K
period 2013-12-31
VERITEQ
filed 2014-04-15
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-26020

VERITEQ CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 Congress Park Drive, Suite 200,
Delray Beach, Florida 33445
(Address of principal executive offices, including zip code)

(561) 846-7000
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $1.5 million, computed by reference to the price at which the stock was last sold on that date of $1.50 per share as reported on the OTC Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 10, 2014
Common Stock, $0.01 par value per share	9,936,464 shares

VERITEQ CORPORATION

TABLE OF CONTENTS

Item	Description	Page

	PART I

1.	Business	3
1A.	Risk Factors	11
2.	Properties	16
3.	Legal Proceedings	16
4.	Mine Safety Disclosures	16

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures about Market Risk	25
8.	Financial Statements	25
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	25
9A	Controls and Procedures	25
9B	Other Information	26

	PART III

10	Directors, Executive Officers and Corporate Governance	27
11	Executive Compensation	30
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
13	Certain Relationships and Related Transactions, and Director Independence	39
14	Principal Accountant Fees and Services	41

	PART IV

15.	Exhibits and Financial Statements	42
	Signatures	43

PART 1

ITEM 1. BUSINESS

Unless the context otherwise provides, when we refer to the “Company,” “we,” “VeriTeQ,” "vc," or “us,” we are referring to VeriTeQ Corporation and its wholly-owned subsidiaries.

Overview

VeriTeQ Corporation, or VC, formerly known as Digital Angel Corporation, acquired its wholly-owned subsidiary, VeriTeQ Acquisition Corporation, or VAC, a Florida corporation, pursuant to the terms of a share exchange agreement, as more fully discussed below. VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of the Exchange Agreement (defined below). In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, or PAH, a Florida corporation from PositiveID Corporation, a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VAC was founded in December 2011 and is engaged in the business of radio frequency identification technologies, or RFID, for the Unique Device Identification, or UDI, of implantable medical devices, and radiation dose measurement technologies for use in radiation therapy treatment.

VeriTeQ is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities, or ASC 915-10, and its success depends on its ability to obtain financing and realize its marketing efforts. To date, VeriTeQ has generated minimal sales revenue, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 14, 2011 (Inception) through December 31, 2013, the Company has accumulated losses of approximately $16.7 million.

VeriTeQ has proprietary technology, including over 100 patents, patents pending, patent licenses, and U.S. Food and Drug Administration, or the FDA, cleared and CE marked products. VeriTeQ has two principal business lines: UDI for medical devices, and radiation dosimeters and other medical sensor applications.

On September 20, 2013, the FDA published in the Federal Register its Final Rule for UDI, or the FDA Rule, which requires all medical devices distributed in the U.S. that are intended to be used more than once and intended to undergo any form of reprocessing before each use, to carry a UDI directly on the device itself, called direct part marking. The FDA Rule was issued in response to the passage of the FDA Safety and Innovation Act, which directed the federal agency to develop regulations that would create a UDI system for medical devices. Medical devices that are reprocessed and reused will inevitably be separated from their original label and device package, and therefore the FDA states direct part marking is the only way to ensure the accurate identification of such devices.

In October 2004, VeriTeQ’s human-implantable RFID microtransponder, which is the basis for the VeriTeQ’s Q Inside Safety Technology, was cleared for use by the FDA. VeriTeQ believes that its Q Inside Safety Technology meets the automatic identification and data capture, or AIDC, technology requirement of the direct part marking mandate of the FDA Rule for reprocessed medical devices. The VeriTeQ UDI system consists of a passive implantable RFID microtransponder called “Q Inside Safety Technology,” a proprietary hand-held reader, and corresponding database.

Complementing its UDI technology, VeriTeQ has proprietary technologies and patents for implantable and wearable radiation dosimeters and bio-sensing technologies. Its radiation dosimeter portfolio includes previously commercialized, FDA cleared and CE marked radiation dosimeter technologies that were formerly used in numerous U.S. hospitals to measure radiation doses in vivo and on the skin surface. VeriTeQ’s OneDose® and DVS SmartMarker® technologies provide radiation oncologists, radiologists, therapists and physicists a tool to know the exact dosage of radiation delivered to a patient at the skin level and at the site of a tumor or tumor area.

Significant Developments

Share Exchange Agreement and Reverse Stock Split

On June 24, 2013, VAC and its stockholders entered into a share exchange agreement, or the Exchange Agreement, with VC and the closing of the transaction, or the VeriTeQ Transaction, took place on July 8, 2013. Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for shares of VC’s preferred stock, which were converted into VC’s common stock automatically upon the effectiveness of the 1:30 reverse stock split, or the Reverse Stock Split, on October 18, 2013. In addition, all outstanding VAC stock options and warrants to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options and warrants to acquire shares of VC’s common stock. As a result of the VeriTeQ Transaction, VAC became a wholly-owned subsidiary of VC.

Based on the terms of the VeriTeQ Transaction, which are more fully described below under the heading, “The Company,” VAC was the accounting acquirer and as a result VAC’s operating results became the historical operating results of the Company. In addition, VAC’s common stock has been presented as if it was converted into shares of VC’s common stock at the beginning of the periods presented herein and based on an exchange ratio of 0.19083 under the terms of the Exchange Agreement. The exchange ratio took into consideration the Reverse Stock Split.

As a result of the Reverse Stock Split, all share information in this Annual Report has been restated to reflect the Reverse Stock Split as if it had occurred at the beginning of the periods presented, where appropriate.

Securities Purchase Agreement, Notes and Warrants

On November 13, 2013, we entered into a securities purchase agreement with a group of institutional and accredited investors. Pursuant to the terms of the agreement, we issued and sold to the investors the notes in the aggregate original principal amount of $1,816,667 and warrants to purchase up to 2,422,222 shares of our common stock. At closing, we received proceeds of $635,000 from the financing, which is net of $115,000 of the investors’ expenses paid for by the Company. The notes were issued with an original issue discount of $166,667 and $150,000 of the note balance represents an amount due to the placement agent for fees earned in connected with the securities purchase agreement. Under the terms of the financing, $750,000 of the proceeds were required to be placed in restricted bank accounts. In addition, $132,500 of proceeds from the sale of marketable securities that we sold under the terms of a securities purchase agreement with one of the investors dated November 21, 2013 was required to be placed in the restricted accounts on a pro rata basis. Thus, the restricted funds totalled $0.9 million at December 31, 2013. Per the terms of the financing, the restricted funds were to be applied to pay any redemption or other payments due under the applicable note to the applicable holder from time to time with a portion of the restricted funds to be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. However, to provide the Company with additional liquidity, on April 3, 2014, certain investors allowed the transfer of approximately $145,000 of the restricted funds to our operating account.

The terms of the financing are more fully set forth below in Note 5 to our accompanying consolidated financial statements.

Change in Management

Effective January 31, 2014, Michael E. Krawitz became our Chief Legal and Financial Officer replacing Lorraine M. Breece who resigned as our Chief Financial Officer on January 30, 2014. Ms. Breece is currently serving as our Director of Accounting.

Internet Website

Our internet website address is www.veriteqcorp.com. The information on this website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC.

Effective April 20, 2007, we became a Delaware corporation. We initially incorporated in the state of Missouri on May 11, 1993. Our principal executive offices are located at 220 Congress Park Drive, Suite 200, Delray Beach, Florida (561-846-7000).

The Company

Share Exchange Agreement and Reverse Stock Split

On June 24, 2013, VAC and its stockholders entered in the Exchange Agreement with VC and the closing of the VeriTeQ Transaction took place on July 8, 2013, also referred to as the Closing Date. Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for 4,107,592 shares of VC’s Series B Convertible Preferred Stock, or the Series B Preferred Stock. On July 10, 2013, VC realized that it incorrectly issued the Series B Preferred Stock and as result, on July 12, 2013, it exchanged the Series B Preferred Stock for 410,759 shares of its newly created Series C Convertible Preferred Stock, par value $10.00, or the Series C Preferred Stock. The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock, including the aggregate number of shares of common stock into which the Series C Preferred Stock was convertible. Each share of Series C Preferred Stock was convertible into twenty shares of VC’s common stock, par value $0.01 per share, or VC Conversion Shares, automatically upon the effectiveness of the Reverse Stock Split on October 18, 2013.

In addition, all outstanding stock options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock, or the Substitute Options, and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock, or the Converted Warrants. As a result of the Exchange Agreement and the issuance of the Substitute Options and the Converted Warrants, VAC became a wholly-owned subsidiary of VC, and VAC’s shareholders owned on July 12, 2013 approximately 91% of VC’s common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants).

Based on the terms of the transaction, VAC was the accounting acquirer and as a result VAC’s operating results became the historical operating results of the Company. In addition, VAC’s common stock has been presented herein as if it was converted into shares of VC’s common stock at the beginning of the periods presented herein based on an exchange ratio of 0.19083 under the terms of the Exchange Agreement. The exchange ratio took into consideration the Reverse Stock Split, which is more fully discussed below.

The Series C Preferred Stock consists of 500,000 authorized shares, 410,759 of which were issued and outstanding through October 18, 2013. The shares of Series C Preferred Stock issued to VAC’s shareholders in connection with the Share Exchange, by their principal terms:

(a)

converted into a total of 8,215,184 VC Conversion Shares, constituting approximately 88% of the issued and outstanding shares of common stock of VC, following the Reverse Stock Split on October 18, 2013 (as more fully discussed below);

(b)	have the same voting rights as holders of VC’s common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	are not entitled to any dividends; and
(d)	are to be treated pari passu with the common stock on liquidation, dissolution or winding up of VC.

On July 12, 2013, VC obtained approval from a majority of its stockholders for and to effect a one for thirty (1:30) Reverse Stock Split. On October 18, 2013, VC filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on October 18, 2013. The Reverse Stock Split caused the total number of shares of common stock outstanding, including the shares underlying the Series C Preferred Stock, to equal 9,302,674 shares of VC common stock based on the shares outstanding on October 18, 2013. The Reverse Stock Split did not affect the number of shares of VC’s authorized common stock, which remain at 50 million shares.

On July 12, 2013, pursuant to the Exchange Agreement, a majority of VC’s voting stockholders adopted resolutions by written consent approving the Digital Angel Corporation 2013 Stock Incentive Plan, or the DAC 2013 Stock Plan, under which employees, including officers and directors, and consultants may receive awards. The DAC 2013 Stock Plan  became effective on October 18, 2013.

Acquisition of VeriTeQ Corporation under Share Exchange Agreement

Given VAC’s former stockholders’ ownership in VC, as a result of the Exchange Agreement, VAC was considered to be the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition of VC by VAC under the accounting rules for business combinations. Accordingly, VC’s assets and liabilities were recorded at fair value to the extent they are deemed to have been acquired for accounting purposes and VC has established a new basis for its assets and liabilities based upon the fair values thereof and the value of VC’s shares outstanding on July 8, 2013, the closing date. The value of VC’s common stock was calculated based on the closing price of VC’s common stock on July 8, 2013, which was $0.90 per share on a post reverse stock split basis. The value of VC’s outstanding stock options was based on the closing price of VC’s common stock on July 8, 2013 and using the BSM valuation model using the following assumptions: expected term of 2.6 years, expected volatility of 106.6%, risk-free interest rate of 0.62%, and expected dividend yield of 0%. Total purchase price was calculated to be approximately $0.9 million.

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

VC’s Business, Prior to the Transaction with VeriTeQ

Through May 3, 2013, VC’s business operations consisted primarily of its mobile game division, doing business as HammerCat Studio. On May 3, 2013, VC sold its mobile game division to MGT Capital Investments, Inc.

PositiveID Animal Health Corporation acquired by VeriTeQ Acquisition Corporation

On January 11, 2012, VAC entered into a stock purchase agreement with PositiveID Corporation, or PSID, to acquire the outstanding stock of PSID’s then wholly-owned subsidiary PAH. Our chairman and chief executive officer is the former chairman and chief executive officer of PSID. In addition, the current chairman and chief executive officer of PSID was a member of our board of directors until July 8, 2013.

Under the terms of the stock purchase agreement, VAC: (i) issued approximately 0.8 million shares of its common stock, valued at approximately $0.3 million for the 5.0 million shares of outstanding stock of PAH; (ii) assumed the obligations under outstanding common stock options to acquire 6.9 million shares of PAH, which it converted into stock options to acquire 6.9 million shares of VAC’s common stock and on October 18, 2013, converted into approximately 1.3 million shares of VC’s common stock; (iii) issued a promissory note payable to PSID in the principal amount of $0.2 million with a stated interest rate of 5% per annum, or the PSID Note; (iv) assumed obligations under an existing development and supply agreement; and (v) agreed to make royalty payments to PSID as more fully discussed below. VAC recorded a discount on the PSID Note of $60 thousand using a discount rate of approximately 11.9%. The stock options assumed, which have an exercise price of $0.05 per share, after conversion into VC stock, were valued at $0.5 million based on the BSM valuation model using the following assumptions: expected term of 8.2 years, expected volatility of 126%, risk-free interest rate of 1.50%, and expected dividend yield of 0%.

In connection with the acquisition, VAC entered into a license agreement with PSID, or the Original License Agreement, which granted it a non-exclusive, perpetual, non-transferable, license to utilize PSID’s bio sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” or the Patent, for the purpose of designing and constructing, using, selling and offering to sell products or services related to its business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. Pursuant to the Original License Agreement, PSID was to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under a development and supply agreement between PSID and Medical Components, Inc., or Medcomp, dated April 2, 2009. The total cumulative royalty payments under the agreement with Medcomp will not exceed $0.6 million.

On June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VAC meeting certain minimum royalty requirements, which were amended during 2013. The total purchase price of the PAH assets acquired, net of a deferred tax liability of $0.8 million, was $1.2 million.

Bio Sensor Patents acquired by VeriTeQ Acquisition Corporation

On August 28, 2012, VAC entered into an Asset Purchase Agreement, or the APA, with PSID, whereby it purchased all of the intellectual property, including patents and patents pending, related to the PSID’s embedded bio sensor portfolio of intellectual property. Under the APA, PSID is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the embedded bio sensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. Minimum royalty requirements, which were to begin in 2013 and thereafter through the remaining life of any of the patents and patents pending, were identical to the minimum royalties due under the Original License Agreement, as amended.

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

On July 8, 2013, we entered into a letter agreement with PSID, which modified the terms of the royalty payments due to PSID under the APA, and on November 8, 2013, we amended the July 8, 2013 letter agreement, as more fully discussed in Note 10 to the accompanying consolidated financial statements.

VeriTeQ Acquisition Corporation Asset Purchase Agreement with SNC Holding Corp.

In December 2012, VAC entered into an asset purchase agreement and a royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note, in the principal amount of $3.3 million and agreed to make royalty payments based on a percentage of revenue earned from the technology acquired. In addition, under the terms of sublicense agreement related to the technology, VAC made a $20 thousand sublicense payment in February 2013 and agreed to make minimum sublicense payments aggregating $0.2 million over the period from June 2014 to March 2017. The promissory note is convertible into one-third of the beneficial stock ownership of VC held by our CEO, or approximately 2.2 million shares at January 30, 2014. The promissory note was recorded at its initial estimated fair value of approximately $2.1 million and is being re-valued at each reporting period with changes in the fair value recorded as other expense/income. The fair value of the promissory note on December 31, 2013 is approximately $4.9 million. The total purchase price, including estimated royalty obligations of $3.7 million, was approximately $5.8 million. In connection with the asset purchase agreement with SNC Holding Corp., VAC entered into a security agreement whereby certain intellectual property purchased thereunder, including intellectual property related to its dosimeter products, would revert to SNC Holding Corp. in the event of: (i) a default under the promissory note; (ii) failure to pay the minimum royalty obligations; (iii) failure to perform its obligations with respect to commercializing the intellectual property acquired; or (iv) the occurrence of an unauthorized issuance as defined in the agreement. The unamortized balance of the intellectual property related to our dosimeter products that would revert to SNC Holdings Corporation was $5.4 million as of December 31, 2013.

Industry Overview and Principal Products and Services

Industry data indicates that there were 1.2 million breast augmentations performed worldwide in 2011 and 33,000 plastic surgeons worldwide according to the International Society of Aesthetic Plastic Surgeons. According to an iData Research published in May of 2011, “U.S. Market, Vascular Access Devices and Accessories,” data showed that there were 422,000 vascular port procedures performed that year in the US. It also stated that there are 8,000 surgery centers and six major manufacturers in the U.S. Additionally, there were 230,000 artificial hip procedures and 543,000 artificial knee procedures in the U.S. in 2011 according to 24/7 Wall St. research.

VAC’s business

VAC was founded in December 2011 and is engaged in the business of using RFID for the UDI of implantable medical devices, and radiation dose measurement technologies for use in radiation therapy treatment. VeriTeQ has proprietary technology, including over 100 patents, patents pending, patent licenses, FDA cleared and CE marked products. VeriTeQ has two principal business lines: unique identification technologies for medical devices, and radiation dosimeters and other medical sensor applications.

Q-Inside Safety Technology

On September 20, 2013, the FDA published the FDA Rule, which requires all medical devices distributed in the U.S. that are intended to be used more than once and intended to undergo any form of reprocessing before each use to carry a UDI directly on the device itself, called direct part marking. The FDA Rule was issued in response to the passage of the FDA Safety and Innovation Act, which directed the federal agency to develop regulations that would create a UDI system for medical devices. Medical devices that are reprocessed and reused will inevitably be separated from their original label and device package, and therefore the FDA states direct part marking is the only way to ensure the accurate identification of such devices.

In October 2004, VeriTeQ’s human-implantable RFID microtransponder, which is the basis for the VeriTeQ’s Q Inside Safety Technology, was cleared for use by the FDA. VeriTeQ believes that its UDI technology meets the automatic identification and data capture, or AIDC, technology recommendation of the direct part marking mandate of the FDA Rule for reprocessed medical devices. The VeriTeQ UDI system consists of a passive implantable RFID microtransponder called “Q Inside Safety Technology,” a proprietary hand-held reader/scanner, and corresponding database.

We believe the benefits of our UDI Q Inside Safety Technology to be:

●	Allows more accurate reporting and analysis of adverse events to quickly identify problem devices;
●	Reduces medical errors by quickly and accurately identifying a device and its characteristics;

●	Provides a standardized identifier that allows manufacturers, distributors and healthcare facilities to more effectively manage medical device recalls;
●	Provides a consistent way to enter information about devices in electronic health records and clinical information systems; and
●	Provides a foundation for a global, secure distribution chain, helping to address counterfeiting and diversion and prepare for medical emergencies.

The challenges we faced in incorporating the UDI chip into the silicone breast implants are the extreme high-heat temperatures that the breast implant goes through during the manufacturing process as well as the additional high-heat levels required for sterilization or “autoclave” process for the breast implant sizers, which must be sterilized after each use. It is imperative that the inter-core of the transponder work past certain heat levels. We have worked with our development partner, Establishment Labs, S.A., to ensure that the chip maintains its integrity and effectiveness at temperatures of 400 degrees Fahrenheit.

Other challenges we face as they relate to our UDI products include customer specific performance and testing requirements, ISO compliance issues and the length of time for a customer to file with and have our device cleared by the FDA for use in their products. We are also working through issues surrounding the use of our Q Inside Safety Technology products on implantable devices that are made of metal. RFID devices will not “read” when place directly on metal so our UDI products for these types of devices will need to be incased in plastic or other material to function properly.

Dosimeter Technology

Complementing its UDI technology, VeriTeQ has proprietary technologies and patents for implantable and wearable radiation dosimeters and bio-sensing technologies. Its radiation dosimeter portfolio includes previously commercialized, FDA cleared and CE marked radiation dosimeter technologies that were formerly used in numerous U.S. hospitals to measure radiation doses in vivo and on the skin surface. VeriTeQ’s OneDose® and DVS SmartMarker® technologies provide radiation oncologists, radiologists, therapists and physicists a tool to know the exact dosage of radiation delivered to a patient at the skin level and at the site of a tumor or tumor area.

VeriTeQ’s external (wearable) radiation dosimeter technology, OneDose, has FDA clearance and CE marks for use in patients being treated with external beam radiation therapy, while its implantable radiation dosimeter technology, DVS SmartMarker, has FDA clearance and CE marks for use in breast and prostate cancer patients undergoing radiation therapy.

OneDose is a proprietary, wearable radiation dosimetry technology, single-use system that is used to verify the radiation dose delivered to a patient. The OneDose system is comprised of disposable sensors that attach to the patient’s skin using a basic adhesive and hand-held scanner that reads the sensor. OneDose is the only wireless, pre-calibrated, disposable, skin surface sensor that provides instant dose delivery data, which could be fed into patient radiology reports and electronic health records.

DVS (dose verification system) SmartMarker is a proprietary, wireless, implantable radiation dosimetry technology that enables radiation oncologists to both locate tumors and verify that the accurate radiation doses have been delivered to a tumor or tumor site. The VeriTeQ DVS SmartMarker technology is comprised of an implantable dosimeter and a hand-held scanner that reads the data gathered by the implanted microtransponders. Like OneDose, the DVS SmartMarker could be used to populate patient radiology reports and electronic health records.

VeriTeQ has over 100 patents, patent applications and patent licenses that protect its intellectual property in the United States and internationally. In addition to the UDI and dosimeter related patents, VeriTeQ also has patents which protect its RFID reader/scanner and microtransponder technologies. VeriTeQ’s RFID reader/scanner and microtransponder technologies could protect differentiated technical characteristics in UDI, radiation dosimetry and biosensor enabled products.

VeriTeQ’s OneDose and DVS SmartMarker systems are protected by a portfolio of patents including broad foundational patents. In addition to its foundational patents, VeriTeQ has a number of patents that protect more specific applications of its technology such as those that cover VeriTeQ’s OneDose and DVS SmartMarker products. As additional applications for VeriTeQ’s technologies are developed, VeriTeQ will pursue further patent protection.

Though FDA cleared and CE marked, VeriTeQ’s dosimetry technologies are not currently on the commercial market.

Data Services

In addition to our UDI and radiation dosimetry businesses, we intend to offer data services including database connectivity to our microtransponders and application software through our Office of Medicine and Data Science. Data extracted from VeriTeQ's UDI and dosimeter technologies could wirelessly populate third-party databases maintained by VeriTeQ, hospitals, health insurers, or regulators, and support electronic health record and evidence-based healthcare initiatives. We currently have one customer that has just begun to use our data services.

Growth Strategy

We intend to grow our business and product lines internally and through strategic acquisitions.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our products is to align with medical device manufacturers and their distributors, and manufacture the products to their specifications.

Our current customer for our UDI breast implant chips and readers is Establishment Labs S.A., which sells its breast implants under the name Motiva Implant Matrix®. The general terms under our development and supply agreement with Establishment Labs are:

●	5 year term, with extension as agreed to by the parties;
●	Purchase price - for microtransponders -$9.00 each;
●	Purchase price - for RFID readers/scanners - $600.00 each, subject to volume discounts; and
●	Revenue share – Establishment Labs will receive a 10% revenue share payment in any year where the sale of microtransponders to third parties exceeds 100,000 microtransponders.

The RFID readers/scanners we sell are used to identify the direct mark contained on the microtransponders, which is unique identification number. We buy our readers from a manufacturer and resell them at a mark-up. We do not yet have an agreement in place with the manufacture of the RFID readers/scanners.

We also are party to a development and supply agreement with Medcomp, dated April 2, 2009, which we acquired under the terms of the stock purchase agreement for PAH in January 2012. We have not yet generated any revenue under this agreement, which relates to the development and sale of our vascular port products. The general terms of the agreement are

●	5 year term, with extension as agreed to by the parties beginning upon the last to occur of either 510K approval or production of the product; and
●	Purchase price for units -$10.00, $9.00 and $8.50 each depending on the volume of product purchased.

Other targeted customers are:

UDI Products

Breast Implant Manufacturers-Allergan, Mentor, Sientra, among others;

Vascular Port Manufactures – CR Bard, Smiths;

Artificial Joint Manufactures- Stryker, Zimmer, Synthes, Wright, Boston Scientific, among others;

Heart Valve Sizers, Endo/ Surgical Equipment – Medtronic, St. Jude Medical, Welch Allyn and Cook Medical; and

Scope Manufacturers – Pentax, Olympus and Fujinon.

Dosimeter Products

Our potential customers are radiation oncologists. Potential distribution partners are: Varian Medical Systems, BSD Medical, Calypso, Siemens, Henry Schein, MedComp, Elekta, McKesson, Standard Imaging, among others.

Competitive Conditions

As it relates to UDI applications for reprocessed medical devices that adhere to the FDA Rule for a UDI System, VeriTeQ believes that the Q Inside Safety Technology is the only FDA cleared technology that serves as a direct part marking with AIDC features and, therefore, meets the AIDC recommendation for reprocessed medical devices under the FDA Rule. There are 2D and 3D barcodes and etching that could technically be AIDC for the direct part marking recommendation on a reprocessed device. The direct part marking can be in the form of plain text and/or AIDC.

Several competing technologies to VeriTeQ’s OneDose exist that support radiation dose monitoring via the surface of a patient’s skin. However, OneDose is unique in terms of the combination of its ease-of-use and ability to automatically archive patient dosage data. OneDose is a disposable, pre-calibrated technology that can wirelessly report radiation dose delivery on demand in real time.

VeriTeQ’s DVS SmartMarker is the only FDA cleared and CE marked implantable radiation dosimeter technology able to measure radiation dose at the tumor site. We recently announced that we would rebrand our DVS Smart Market as Q Inside SmartMarker. VeriTeQ is unaware of any alternate technology that can be used to both locate the patient’s tumor and confirm delivery of the prescribed radiation dosage at the site of the tumor.

Intellectual Property

VeriTeQ has proprietary technology, including over 100 patents, patents pending, patent licenses, and FDA cleared and CE marked products. Certain of our patents are subject to security and or license agreements that require us to make certain payments, including the payment due under a promissory note, in order for us to retain exclusivity and/or usage.Our patent that relates to the use of our Q Inside Safety Technology in a breast implant is jointly owned with Establishment Labs. Pursuant to our agreement with Establishment Labs, which is more fully discussed above on page 9, we have agreed to pay them a 10% royalty in any year in which sales of the Q Inside Safety Technology for breast implants to third parties exceeds 100,000 microtransponders. Q Inside Safety Technology is a trade name being used in connection with the Company’s UDI products and, as discussed above, we are branding our dosimeter products as Q Inside SmartMarker. Other registered trade names are VeriTeQ’s OneDose® and DVS SmartMarker®. We have a covenant not to sue/license agreement from Destron Fearing Corporation and its parent, Allflex U.S.A. Inc., authorizing us to deploy any of their technology and/or patents created before November 2008 free of charge for use in the medical field.

Manufacturing; Supply Arrangements

VeriTeQ’s products are manufactured by third parties. Its Q Inside product is manufactured by RFID Solutions in Malaga, Spain under a verbal agreement. We source our readers/scanners from a third party manufacturer. Currently, we purchase readers from Destron Fearing Corporation, the manufacturer, under a simple purchase order process rather than under a written agreement. VeriTeQ’s radiation dosimeter products were previously manufactured by Bourns, Inc., a Riverside, California-based company. As of the date of this prospectus, we have not had material difficulties obtaining any of the materials for our products; however, we have not purchased significant qualities to date. We believe that if any of our manufacturers or suppliers were to cease supplying us with products, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

Environmental Regulation

We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes. We expect our operations and products will be affected by future environmental laws and regulations, but we cannot predict the effects of any such future laws and regulations at this time. Customers who place our products on the market in the European Union are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive. Noncompliance by our distributors with EU Directive 2002/96/EC would adversely affect the success of our business in that market. Additionally, we are investigating the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive which took effect on July 1, 2006. We do not expect the RoHS Directive will have a significant impact on our business.

Government Regulation

VeriTeQ’s business is subject to regulation by governmental agencies in the U.S., including the FDA, and in the European Union, including the European Commission.

U.S. Federal Communications Commission Regulations

Under FCC regulations and Section 302 of the Communications Act, RFID devices must be authorized and comply with all applicable technical standards and labeling requirements prior to being marketed in the United States. The FCC’s rules prescribe technical, operational and design requirements for devices that operate on the electromagnetic spectrum at very low powers. The rules ensure that such devices do not cause interference to licensed spectrum services, mislead consumers regarding their operational capabilities or produce emissions that are harmful to human health. Our RFID devices are intentional radiators, as defined in the FCC’s rules. As such, our devices may not cause harmful interference to licensed services and must accept any interference received. We must construct all equipment in accordance with good engineering design as well as manufacturers’ practices.

Manufacturers of RFID devices must submit testing results and/or other technical information demonstrating compliance with the FCC’s rules in the form of an application for equipment authorization. The FCC processes each application when it is in a form acceptable for filing and, upon grant, issues an equipment identification number. Each of our RFID devices must bear a label which displays the equipment authorization number, as well as specific language set forth in the FCC’s rules. In addition, each device must include a user manual cautioning users that changes or modifications not expressly approved by the manufacturer could void the equipment authorization. As a condition of each FCC equipment authorization, we warrant that each of our devices marked under the grant and bearing the grant identifier will conform to all the technical and operational measurements submitted with the application. RFID devices used and/or sold in interstate commerce must meet these requirements or the equipment authorization may be revoked, the devices may be seized and a forfeiture may be assessed against the equipment authorization grantee. The FCC requires all holders of equipment authorizations to maintain a copy of each authorization together with all supporting documentation and make these records available for FCC inspection upon request. The FCC may also conduct periodic sampling tests of equipment to ensure compliance. We believe we are in substantial compliance with all FCC requirements applicable to our products and systems which are offered for sale or lease in the United States.

Seasonality

We do not believe that our business in significantly impacted by seasonality.

Employees

At March 31, 2014, we employed 11 full-time employees and two part-time employee. We believe we have a positive relationship with our employees.

Geographic Areas

Our operations are located in the U.S. However, our one customer during 2013, Establishment Labs, is based in Costa Rica, S.A.

Dependence on One or a Few Major Customers

Our medical device applications were under development during most of 2013 and, therefore, we only generated $18,000 in revenue during 2013, which was from one customer, Establishment Labs.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations and Business

We have a history of losses and expect to incur additional losses in the future. We are unable to predict the extent of future losses or when we will become profitable.

For the years ended December 31, 2013 and 2012, we experienced net losses of $15.1 million and $1.6 million, respectively, and our accumulated deficit at December 31, 2013 was $16.7 million. We reported only $18,000 of revenue for the year ended December 31, 2013 and no revenue for the year ended December 31, 2012. Until one or more of the products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit. We expect to continue to incur operating losses for the near future. Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our financial statements indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern.

Our annual audited financial statements for the years ended December 31, 2013 and 2012 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and our working capital requirements. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We are a development stage company and we are introducing new products without a record of sales in the marketplace, and if we are not successful in launching some of our products, we may need to cease ongoing business operations.

We are a development stage company as defined by ASC 915-10, and our success depends on our ability to obtain financing and realize sales from our marketing efforts. To date, we have only generated a minimum amount of sales revenue beginning in October 2013, we have incurred expenses and we have sustained significant losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. If our products fail to gain market acceptance, we will be unable to achieve the necessary revenues, which will allow us to remain in business. Notwithstanding the need for our products in the marketplace, products like ours do not yet exist, and may not be accepted.

There can be no assurance that the products we intend to offer will be accepted by the marketplace and we may never operate profitably, even in the long term. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered in commercializing new products and services. If the business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in us.

Our failure to raise additional capital to fund our operations and complete our work in introducing our products and launch an effective marketing campaign could reduce our ability to compete successfully and adversely affect our results of operations.

We need to raise additional funds to fund our operations and to achieve our future strategic objectives, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

If we cannot raise the additional capital we need on acceptable terms, we may not be able to, among other things:

●	fund our operations and pay our existing accounts payable and accrued expenses;

●	continue to expand our technology development, sales and/or marketing efforts;

●	hire, train and retain employees; or

●	develop and enhance our existing products and services.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations and our ability to continue as a going concern.

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2012 to March 31, 2014, the price per share of our common stock has ranged from a high of $4.80 to a low of $0.60. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

We are a very small company with limited resources compared to some of our potential competitors and we may not be able to compete effectively and increase market share.

The success of a technology/medical device business, like ours, is dependent not only upon its patents, but also on reaching the market quickly, safely and effectively. Notwithstanding patent protections, it is possible that another technology/medical device company could develop a non-infringing product that meets the same needs that are addressed by our products. A larger, better capitalized or better connected technology/medical device company could be able to innovate more quickly and reach the market using far more resources. As a result, a competitor could reach the market first, blocking us from some or all of the market for our products.

Because we are small, we may have challenges in selling our products that a well-known brand would not have and our ability to negotiate financing sources and customers may be more difficult than if we were a larger entity.

As a new company, we do not have a reputation that bigger, well established companies have. Particularly in the technology/medical device market, in which trust in product quality is important, the absence of a proven reputation could make selling our products more difficult. On the other hand, if our products are well received in the market, we may have challenges associated with rapid growth, such as needing capital for inventory, IT infrastructure and personnel, and needing time to adequately retain and train personnel.

We will need to conduct additional debt or equity financings, and we may have difficulty negotiating favorable or market-rate terms because we are small and the risk of engaging in a financing transaction with us is higher than it would be with a well-established entity. Similarly, we will need to sell our products, almost exclusively to organizations that are much larger than we are. They often will have enhanced strength in any negotiations because they are not as dependent on our products as much as we would be dependent on them.

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing on the proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and use of our website and services. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our services, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing our products or be forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

Our results of operations may be adversely affected if we write-off our intangible assets.

As of December 31, 2013, our intangible assets, net of accumulated amortization, totaled $7.0 million. We assess the fair value of our intangible assets annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If we determine that an impairment has occurred, we will be required to write off the impaired portion of the intangible assets. If an impairment charge was to occur it could have a material adverse effect on our operating results and financial condition.

Our industry changes rapidly as a result of technological and product developments, which may quickly render our product candidates less desirable or even obsolete. If we are unable or unsuccessful in supplementing our product offerings, our revenue and operating results may be materially adversely affected.

The industry in which we operate is subject to rapid technological change. The introduction of new technologies in the market, including the delay in the adoption of these technologies, as well as new alternatives for the delivery of products and services will continue to have a profound effect on competitive conditions in this market. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes on a timely basis. If our product candidates are not accepted by the market as anticipated, if at all, our business, operating results, and financial condition may be materially and adversely affected.

We have pledged our intellectual property, and may pledge more in the future, in connection with financing transactions. If we default on our obligations under the terms of those agreements the secured parties can take our intellectual property, which would hurt our ability to sell our products and maintain a competitive advantage and could have a material adverse effect on our business.

Under the terms of a financing we entered into in November 2013 and an asset purchase agreement with SNC Holdings Corp. that we entered into in December 2012, certain intellectual property, including intellectual property related to our UDI and dosimeter products is pledged as security If we default on our obligations under the terms of those agreements, the secured parties can take our intellectual property. In addition, if we do not pay certain royalty payments based on our attainment of certain sales levels for the calendar year 2014 to a related party, we are required to grant the related party a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents. The loss of our intellectual property or the rights to the exclusive use of certain intellectual property will hurt our ability to sell our products and/or maintain a competitive advantage.

Our success depends on continuing to hire and retain qualified personnel, including our directors and officers and our technical personnel. If we are not successful in attracting and retaining these personnel, our business will suffer.

Our success depends substantially on the performance of our management team and key personnel. We believe our Chairman and Chief Executive Officer, or CEO, is extremely important in connection with our ability to communicate with bankers, development partners and potential investors. Our President is extremely important in connection with the further development of our products and will be extremely important in generating revenue from those products. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. We believe that retaining qualified personnel is particularly difficult for companies that do not yet have revenue, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

If we are unable to manage our growth effectively, our business, financial condition and results of operations may be adversely affected.

We intend to develop a customer base, expand our product offerings and pursue market opportunities. The expansion of our operations and employee base is expected to place a significant strain on our management, operational and financial resources. There can be no assurance that our current management or sales, marketing and support or technical personnel will be able to support our future operations or to identify, manage and exploit potential market and technological opportunities. If we are unable to manage growth effectively, such inability could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to regulatory approval, and failure to obtain such approval may adversely affect us.

Our products are regulated by the FDA in the United States, or U.S., and analogous agencies in other countries. Failure to obtain, or timely obtain, approvals from the regulating agencies would delay or prevent our entry into the market with our products. Application to, and compliance with, these agencies can be costly, and may require resources that would detract from our other efforts, such as sales or marketing.

Liquidation of Signature Industries Limited may result in additional cash obligations.

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited, or Signature, primarily related to its outstanding liabilities. VC used £40,000 ($61,000) of the purchase price from the sale of Signature’s former division, Digital Angel Radio Communications, Inc., or DARC, to satisfy its estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for approximately £244,000 (U.S. $0.4 million). This claim is associated with an outsourced manufacturing agreement related to a terminated manufacturing contract. As a result of the termination of the contract, Signature did not purchase any products under the manufacturing agreement and, accordingly, VC, in consultation with outside legal counsel, does not believe that any amount is owed per the terms of the agreement. However, this claim could result in VC having to pay an additional estimated portion of Signature’s outstanding liabilities, which if significant, could have a materially adverse effect on our financial position and cash flow. We expect the liquidation to be completed by the middle of 2014, although it could extend beyond the expected timeframe.

We may be involved in legal claims which could materially adversely affect us.

Claims or disputes against the Company may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management.

Medical devices are subject to products liability claims, and such claims, regardless of merit, could be disruptive and costly, and may exceed any insurance we have in connection with products liability. Although our management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations could be materially adversely affected. Further, such outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us, all of which could have a material impact on our business, intellectual property, results of operations or cause us financial harm.

Because our Chairman and CEO owns a substantial percentage of our common stock, he may be able to exercise greater control over the decisions of the stockholders.

Mr. Scott Silverman, our Chairman and CEO, holds 5,462,770 shares of our outstanding common stock, representing approximately 55% of the voting rights of the Company. As such, Mr. Silverman will have greater influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of substantially all of our assets, and also the power to prevent or cause change of control. Until Mr. Silverman’s voting rights are below 50% of the voting rights outstanding, your ownership in our common stock will not affect the outcome on any corporate transactions or other matters.

Because we will be subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The SEC has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Investors may experience in attempting to liquidate such securities.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to our debt instruments.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 55,000,000 shares of capital stock consisting of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of April 10, 2014, there are 9,936,464 shares of our common stock outstanding. There are 2,238,405 stock options outstanding and we have 2,510,795 shares of our common stock reserved for issuance under our stock option plans. We also have 3,284,763 shares of our common stock outstanding for issuance upon the exercise of outstanding warrants. In addition, we have convertible notes outstanding that are presently convertible into an aggregate of 4,660,672 shares of our common stock. Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity.

To fund our business, we will need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We do not anticipate declaring any cash dividends on our common stock.

We do not anticipate declaring any cash dividends on our common stock and the terms of our outstanding debted currently prohibit the payment of cash dividends on our common stock.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.

Pursuant to the terms of a November 2013 financing, the occurrence of certain events may require us to pay cash to holders of certain notes and warrants, and we may not have sufficient working capital to make such cash payments.

Upon the occurrence of certain events, including but not limited to the following, we may be required to make a payment in cash to the holders of certain notes:

●	upon maturity of the notes on November 13, 2014, if not otherwise redeemed or converted;
●	upon a change in control (as defined in the notes);
●	upon an events of default (as defined in the notes), including our failure to pay any amount of principal, default interest, late charges or other amounts when due, after applicable cure periods;
●

if shares issuable upon conversion of the notes or exercise of certain warrants are not registered for resale on an effective registration statement or are otherwise not freely tradable under any state or federal securities laws; and

●	our failure to issue shares of common stock upon conversion of the notes or upon exercise of the warrants on a timely basis.

We may not have sufficient working capital to make such cash payments, or to the extent we are able to make such cash payments, it will reduce the amount of working capital we have to operate our business.

Anti-dilution and other provisions in outstanding notes and warrants may also adversely affect our stock price or our ability to raise additional financing.

The notes and warrants that we issued in the November 2013 financing contain anti-dilution provisions that provide for adjustment of the conversion price of the notes and the exercise price of the warrants under certain circumstances. If we issue or sell shares of our common stock, or securities convertible into our common stock, at prices below the conversion price or exercise price, as applicable, the conversion price of the notes will be reduced and the exercise price of the warrants will be reduced and the number of shares issuable under the warrants will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the notes and the warrants and will depend on the number of shares issued and the offering price of the subsequent issuance of securities. Adjustments to the notes and warrants pursuant to these anti-dilution provisions may result in significant dilution to our existing stockholders and may adversely affect the market price of our common stock. The anti-dilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

Moreover, we may not realize any cash proceeds from the exercise of the warrants. A holder of warrants may opt for a cashless exercise of all or part of the warrants under certain circumstances. In a cashless exercise, the holder of a warrant would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares of our common stock issuable upon exercise of the warrant over the exercise price of the warrant. Such an issuance of common stock would be immediately dilutive to other stockholders.

The gross amount of funds realized under the November 2013 financing may be affected by the requirement that a portion of the purchase price be maintained in restricted bank accounts controlled by the Company, as well as the limitation on the percentage of beneficial ownership by the holders.

On November 13, 2013, we issued notes with an original issue discount of approximately 10%, and an aggregate purchase price of $1,650,000. The notes are non-interest bearing, unless we are in default on the notes, in which case they carry an interest rate of 18% per annum, compounded monthly, until the applicable default is cured. Notwithstanding the purchase price of $1,650,000, $150,000 of the purchase price was be deemed paid at the closing by the cancellation of $150,000 of obligations owed by the Company to the placement agent for placement agency fees in connection with the financing, therefore the cash portion of the purchase price is $1,500,000, less $115,000 that we were required to pay to cover the investors’ legal fees in connection with the financing.

On November 13, 2013, $750,000 of the gross proceeds from the sale of the notes was placed into restricted bank accounts in the Company’s name in an amount proportionate to each holder’s principal note balance.  In addition, we were required to place $75,000 of the gross proceeds we received into a restricted bank account to cover one-half of the placement agent’s fee, although this requirement was subsequently waived.  In addition, we were required to place any proceeds from the sale of certain marketable securities that we owned into the restricted bank accounts in an amount proportionate to each holder’s principal note balance.  Accordingly, in the fourth quarter of 2013, upon the sale of the marketable securities, we placed approximately $0.1 million in the bank restricted accounts.  The restricted funds will be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. A portion of the restricted funds will be released to us upon any conversion of the notes or at any time the balance in the applicable restricted account, excluding the proceeds from the sale of the marketable securities, exceeds the principal of the applicable note then outstanding.

In addition, under the terms of the securities purchase agreement, the number of shares a holder, together with its affiliates, is able to beneficially own at any given time is limited to 4.99% of our total common stock then outstanding. If a holder’s beneficial ownership reaches the 4.99% limit, they will not be able to convert any remaining portion of their note (or exercise warrants that were issued in connection with the financing) until such time that they sell enough shares to reduce their ownership percentage.

These restrictions could limit the amount of proceeds we expect to realize from the financing. If we realize less than the full $1,500,000 cash portion of the purchase price of the notes, it will have a material adverse effect on our financial position, cash flows and our ability to continue operating as a going concern.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

During the course of our testing of our internal controls, we may identify, and have to disclose, material weaknesses or significant deficiencies in our internal controls that will have to be remediated. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, and entail substantial costs in order to modify our existing accounting systems, which take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price

ITEM 2. PROPERTIES

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 3,185 square feet of office space, under a lease that expires in May 2018. In addition, we occupy approximately 2,401 square feet of office space and 515 square feet of warehouse space in Plymouth, Minnesota under the terms of a verbal, month-to-month lease. Total monthly rent payments for these properties, including common area maintenance and real estate taxes, is approximately $8 thousand per month.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings from time to time. See Note 12 to our consolidated financial statements for a discussion of our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Markets under the symbol “VTEQ.OTC Market.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$4.30	$1.51
Quarter ended September 30, 2013	$3.00	$0.90
Quarter ended June 30, 2013	$1.80	$0.60
Quarter ended March 31, 2013	$3.30	$1.20

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$2.70	$1.50
Quarter ended September 30, 2012	$2.70	$0.90
Quarter ended June 30, 2012	$3.90	$0.90
Quarter ended March 31, 2012	$4.80	$3.30

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 10, 2014, the closing sale price of our common stock on the OTC Markets was $1.20 per share.

Holders

As of April 10, 2014, there were approximately 836 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

Any determination with respect to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant. We do not anticipate declaring any cash dividends on our common stock and our existing financing agreement currently prohibits the payment of cash dividends on our common stock while the obligations under the notes issued in the financing are outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2013, we converted 13.4 million stock options, which were previously granted under VAC’s stock plans, into options to acquire 2.6 million shares of VC’s common stock under the terms of the Exchange Agreement. The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2013:

	Equity Compensation Plan Information
Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,624,356	$8.71	2,502,551	(2)
Equity compensation plans not approved by security holders (3)	3,958	207.28	--
Total	2,628,314	9.01	2,502,551

(1)  A narrative description of the material terms of our equity compensation plans is set forth in Note 7 to our accompanying consolidated financial statements.

(2)  Includes 1,215 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

(3)  We have made grants outside of our equity plans and have outstanding options exercisable for shares of our Common Stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities / Recent Purchases of Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2013. During the fourth quarter of 2013, we made the foregoing stock issuances that were not previously disclosed on a Current Report on Form 8-K. Each of the issuances was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

1)	On October 21, 2013, we issued 33,333 shares of our common stock to CEOcast Inc. as consideration for consulting services. We valued these shares at $91,000.

2)	On November 8, 2013, we issued 30,000 shares of our common stock to MockingJay as consideration for consulting services. We valued these shares at $63,000.

3)	On November 11, 2013, we issued 100,000 shares of our common stock to Verge Consulting as consideration for consulting services. We valued these shares at $200,000.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

●

our expectation that operating losses will continue for the foreseeable future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;
●	that our revenue from our Q Inside Safety Technology will continue to increase and that we will realize revenue from sales of our dosimeter products beginning in 2015;
●	that we will realize the full gross proceeds from the November 2013 financing;
●

that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund our operations, the continued development of our products and our working capital requirements;

●	that if our products fail to gain market acceptance, we will be unable to achieve the necessary revenues which will allow us to remain in business;
●	that our products have certain technological advantages, but maintaining these advantages will require continual investment for development and in sales and marketing;
●

that we will need to raise additional funds in the near term to fund our operations and to achieve our future strategic objectives and that we may not be able to obtain additional debt or equity financing on favorable terms, if at all;

●	that we are in substantial compliance with all FCC requirements applicable to our products and systems;
●

that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●

that any amount is owed under the terms of the manufacturing agreement with our subsidiary, Signature Industries Limited and that we will have the funds necessary to pay amounts that may become due as a result of the liquidation of Signature Industries Limited, which is in process;

●	our ability to maintain compliance with the provisions of the notes and warrants and related agreements from the November 2013 financing;
●	that we believe that we will have the financial ability to make all payments with respect to the November 2103 financing; and
●	that we will have the funds necessary to pay the liability for uncertain tax position in the event we are not successful in abating, reducing or negotiating installment payments for the liability; and
●	our expectations and expected trends with respect to the potential microtransponder revenue and scanner revenue for the breast implant, vascular port and artificial joint markets.

These forward-looking statements are based upon information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include the following as well as the factors under “Risk Factors”:

•	our ability to fund our operations and continue as a going concern;
•	our ability to have excess cash available for future actions;
•	anticipated trends in our business and demographics;
•	relationships with and dependence on technological partners;
•	our future profitability and liquidity;
•	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
•	regulatory, competitive or other economic influences;
•	our operational strategies including, without limitation, our ability to develop or diversify into new businesses;
•	our expectation that we will not suffer costly or material product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	our inability to obtain the funds necessary to fund our operations;
•	the impact of new accounting pronouncements;
•	our ability to establish and maintain proper and effective internal accounting and financial controls;
•	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
•	volatility in our stock price;
•	our ability to add employees during 2014 as we begin to ship our products and to grow our business;
•	our ability to continue to execute all required filings, tax returns, maintain insurance and perform other required activities to maintain our standing as a publicly-trading company;
•	that our results of operations are not materially impacted by moderate changes in the inflation rate;
•	that in order to have the funds necessary to develop and market our technology products we will need to raise additional capital; and
•

our actual results may differ materially from those reflected in forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 11 of this Annual Report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) the impact on our business from the sales of DARC and the mobile games business, (vi) expectation about the outcome of the liquidation of Signature which subsequently occurred after the period covered by this Annual Report, (vii) the impact of the VeriTeQ acquisition on our financial condition, results of operations and cash flows, (viii) changes in laws, and (ix) other factors, many of which are beyond our control.

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

Overview

During April 2013, VC’s and VAC’s board of directors began discussions to combine the companies as they believed that by combining the companies and focusing on the medical device industry would result in achievement of greater stockholder value. After several months of negotiation, on June 24, 2013, the companies entered into the Exchange Agreement and the VeriTeQ Transaction was closed on July 8, 2013.

As a result of the VeriTeQ Transaction, our operations now consist primarily of 13 U.S.-based corporate employees, and five board members, three of whom are non-employee board members. We added four employees during the fourth quarter of 2013 as we began to ship our products and two employees during the first quarter of 2014; our new chief legal and financial officer and a former consultant. Our plan is to outsource our manufacturing operations and to maintain a lean organizational structure.

Our headquarters is located in Delray Beach, Florida. We expect to continue to execute all required filings, tax returns and perform other required activities to maintain our standing as a publicly-traded company. Also see the discussion below under the heading Liquidity and Capital Resources, which discusses our expectations regarding liquidity and our ability to continue as a going concern.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying consolidated financial statements.

Results of Operations

Our consolidated operating activities used cash of $1.9 million and $0.3 million during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, our cash on hand totaled $13 thousand compared to $0.2 million as of December 31, 2012. As of December 31, 2013, our stockholders’ deficit was $11.0 million, as compared to a deficit of $38 thousand as of December 31, 2012, and as of December 31, 2013, we had an accumulated deficit of $16.7 million. Our consolidated net loss was $15.1 million and $1.6 million for the years ending December 31, 2013 and 2012, respectively, and $16.7 million from inception (December 14, 2011) to December 31, 2013.

Our profitability and liquidity depend on many factors, including our ability to successfully develop and bring to market our products and technologies the maintenance and reduction of expenses, and our ability to protect the intellectual property rights of VeriTeQ and others that we may acquire.

Critical Accounting Policies and Estimates

Listed below are descriptions of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the lives of long-lived assets; (ii) Black-Scholes-Merton, or BSM, valuation models used to estimate the fair value of stock-based compensation and warrants; (iii) determining the value of a promissory note with an embedded convertible option; (iv) the amount of beneficial conversion feature of convertible debt; (v) the liability for royalty obligations; and (vi) determining valuation allowances for deferred tax assets, among other items.

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

Principles of Consolidation

We consolidate all subsidiaries in which we hold a greater than 50% voting interest, which requires that we include the revenue, expenses, assets and liabilities of such subsidiaries in our financial statements. As of December 31, 2013, we owned 100% of our active subsidiaries.

Stock-Based Compensation

At December 31, 2013, we had five stock-based employee compensation plans. On July 8, 2013 in connection with the Exchange Agreement, we established the DAC 2013 Stock Plan, which became effective on October 18, 2013, upon effectiveness of the Reverse Stock Split. On October 18, 2013, the outstanding stock options under the three VAC’s stock plans were converted into options to acquire VC’s common stock under the DAC 2013 Stock Plan and VAC’s three former stock plans were terminated. In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Income Taxes

We adopted Accounting Standards Codification subtopic 740-10, Income Taxes, or ASC 740-10, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. We recognize and measure uncertain tax positions through a two-step process in accordance with the Income Taxes Topic of the Codification. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

As of December 31, 2013, we had an aggregate valuation allowance against all of our U. S. net deferred tax assets of approximately $2.9 million and we had U.S. net operating loss carryforwards of $5.1 million.

The amount of any benefit from our U.S. net operating loss carryforward is dependent on our ability to generate future taxable income and the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. Based on the cumulative three-year change in ownership, VC exceeded the fifty percent threshold during 2013 as a result of the VeriTeQ acquisition, and accordingly, VC’s net operating losses realized prior to July 8, 2013 have been severely limited. In addition to the VeriTeQ acquisition, certain other transactions could cause an additional ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock. See Note 8 to the accompanying consolidated financial statements for further information concerning our income taxes.

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

Results of Operations from Continuing Operations

We are a development stage company through December 31, 2013. We recorded approximately $18 thousand of revenue from sales of our Q Inside Safety Technology product during the fourth quarter of 2013 under the terms of a development and supply agreement. During 2012, we acquired the assets related to our implantable medical device identification and radiation dose measurement technologies for the healthcare industry. Each of the acquisitions is more fully discussed in the footnotes to the accompanying consolidated financial statements.

Year Ended December 31, 2013 Compared to December 31, 2012

Revenue and Gross Profit

We generated $18 thousand of revenue and $11 thousand of gross profit during 2013 related to the sale of our Q Inside Safety Technology product. We did not generate any revenue and gross profit during 2012. We expect our revenue to continue to increase during 2014 and beyond as we fulfill orders under our exiting development and supply contract with Establishment Labs and as we obtain new customers. During 2014, we expect the majority of revenue generated to be related to sales our Q Inside Safety Technology products for the breast implant market. We hope to begin realizing revenue from sales of our dosimeter products beginning in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expense was $6.0 million for the year ended December 31, 2013, including $0.4 million of transaction expenses related to the Exchange Agreement and approximately $2.0 million of non-cash compensation expense associated with stock options and a restricted stock grant. Selling, general and administrative expense was $2.1 million for the year ended December 31, 2012. The $3.9 million increase in selling, general and administrative expense was due primarily to the increase in non-cash compensation expense associated with stock options and restricted stock grants of approximately $1.7 million, higher salary and bonuses as we increased efforts in commercializing our Q Inside Safety Technology products, additional investor relations fee and transaction expenses related to the Exchange Agreement, partially offset by a reduction in legal fees as we incurred additional legal fees in 2012 related to the acquisition of our dosimeter technology. We expect our selling, general and administrative expenses to remain at the 2013 levels during 2014 and to increase in future years as we grow our business.

Depreciation and Amortization Expense

We incurred $0.6 million and $0.2 million of amortization expense for the years ended December 31, 2013 and 2012, respectively. The expense related primarily to technology, customer relationship and trademarks resulting from two acquisitions during 2012. We expect depreciation and amortization expense to remain at the current levels during 2014 and for the expense to increase in future years as we expand our business operations.

Other Expense

Other expense was $4.2 million for the year ended December 31, 2013 and nil for the year ended December 31, 2012. Approximately $2.8 million of other expense relates to the revaluation of a promissory note with an embedded convertible option to fair value. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology. Approximately $1.3 million of the expense related to the valuation/revaluation of common stock warrants issued on November 13, 2013, as the warrants are required to be revalued each reporting period, and approximately $0.1 million relates to a realized loss on the sale of marketable securities. As long as the promissory note with an embedded convertible option and the common stock warrants remain outstanding, other income (expense) will continue to fluctuate each reporting period due to changes in the value of our common stock price with increases in our stock price resulting in additional expense and reductions in our stock price resulting in a decrease in previously recorded expense.

Interest Expense

Interest expense was $4.3 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively. The interest expense for the year ended December 31, 2013 relates primarily to a financing with several investors that we entered into in November 2013. Of the $4.3 million of expense in 2013, approximately $3.9 million is non-cash interest expense, compared to non-cash interest expense of approximately $0.1 million in 2012. Included in interest expense for the year ended December 31, 2013 in connection with the November 2013 financing is: (i) the accretion of debt discount of approximately $0.2 million; (ii) $3.2 million of discount associated with the fair value of the warrants issued in connection with the financing; and (iii) the amortization of financing costs of $0.4 million. The remaining interest expense for 2013 and the interest expense for 2012 relate to additional notes payable issued in 2013 and 2012 for an acquisition and working capital purposes. If we enter into additional convertible debt financings, which include the issuances of warrants and beneficial conversion features, or if we modify the terms of our existing convertible debt and warrants we may be required to record significant interest expense in future periods.

Benefit for Income Taxes

The income tax benefit of $0.8 million for the year ended December 31, 2012 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with the PAH acquisition in January 2012. We have incurred losses and therefore have provided a valuation allowance against our remaining net deferred tax assets at December 31, 2013 and 2012. We have recorded a liability for uncertain tax position of approximately $0.1 million, which is included in accrued expenses at December 31, 2013. The uncertainty is due to the late filing of VC“s federal income tax return for the year ended December 31, 2010 and another late filing penalty. We are appealing the penalties and are hoping that the penalties will be abated or significantly reduced.

Net Loss

The net loss was $15.1 million for the year ended December 31, 2013 compared to a net loss of $1.6 million for the year December 31, 2012. The loss for 2013 resulted from the significant increase in interest expense, higher personnel costs as we continue our effort to commercialize our Q Inside Safety Technology products, higher non-cash compensation expenses associated with stock options and restricted stock grants, expensed incurred in connection with the Exchange Agreement, and other expense related to the revaluation of convertible debt and warrants, which are required to be revalued each reporting period. We also realized a benefit for income taxes for the year ended December 31, 2012, which further contributed to the increase in the loss for 2013. The loss for 2012 resulted from efforts in commercializing our Q Inside Safety Technology products, legal costs associated with the acquisition of the radiation dosimeter technology assets in December 2012 and increases in non-cash compensation, amortization and interest expense, which were partially offset by the benefit for income taxes.

Pro Forma Information

Our financial results include the results of VC since July 8, 2013, the closing date of the VeriTeQ Transaction. Unaudited pro forma results of operations for the years ended December 31, 2013 and 2012 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2012. This summary is not necessarily indicative of what our result of operations would have been had VC been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net operating revenue	$18	$—
Net loss	$(15,453)	$(3,958)

Related Party Transactions

We have entered into a shared services agreement as well as certain promissory notes with related parties. Each of the related party transaction is more fully discussed beginning on page 39 of this Annual Report and in Notes 10 and 14 to the accompanying consolidated financial statements.

Environmental Action

We have been informed by the New Jersey Department of Environmental Protection that a subsidiary of a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim in being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, cash totaled $13 thousand compared to approximately $0.2 million at December 31, 2012.

Net cash used in operating activities totaled $1.9 million in 2013 and $0.3 million in 2012. In 2013, cash was used primarily to fund selling, general and administrative expenses. In 2012, cash was used to fund selling, general and administrative expenses.

Net cash provided by investing activities was $0.9 million in 2013, due to cash of $0.8 million provided by the acquisition of VC in July 2013 and $0.1 million, which was provided by the sale of marketable securities. No cash was used or provided by investing activities in 2012.

Net cash provided by financing activities totaled approximately $0.8 million in 2013 and $0.5 million in 2012. Cash was provided by the increase of notes payable and the issuance of common stock to investors offset by the $0.9 million increase in unrestricted cash.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

Accounts payable increased to $0.9 million at December 31, 2013 from $0.1 million at December 31, 2012. The increase is due to transaction expenses associated with the Exchange Agreement, which have not yet been paid accounts payable associated with the acquisition of VC on July 8, 2013, legal fees and other costs associated with the November 2013 financing and other payables for selling, general and administrative expenses, including legal and accounting fees. We expect accounts payable to increase going forward until such time as we raise enough capital to pay the outstanding invoices, as well as a result of expanded efforts to commercialize our products.

Accrued expenses increased to $2.7 million at December 31, 2013 from $1.1 million at December 31, 2012. The increase is due primarily to higher accrued payroll costs as certain employees are deferring their salaries and all bonuses are being deferred, accrued expenses associated with the acquisition of VC on July 8, 2013 and an increase in legal costs associated with patent review and maintenance. We expect our accrued expenses to continue to increase until such time as we are able to raise enough capital to pay the deferred payroll and other accrued costs.

The liability to a related party under the shared services agreement increased to $0.2 million at December 31, 2013 from $0.1 million at December 31, 2012. The increase is due to services provided during for first half of 2013. VeriTeQ terminated the shared services agreement effective July 8, 2013.

As we intend to outsource the manufacture of our Q Inside Safety Technology and other products, and to maintain “just-in-time” inventory levels, we do not currently anticipate having to make significant investments in fixed assets or inventory.

Liquidity

We are in the development stage, have incurred operating losses since our inception and we had a working capital deficit of approximately $3.1 million as of December 31, 2013. This compares to a working capital deficiency of approximately $1.4 million at December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Financing is required to meet our liquidity needs. On November 13, 2013, we entered into a financing, which is more fully discussed in Note 5 to the accompanying consolidated financial statements. However, the funds generated from the financing to date have been limited due to the requirement that a significant portion of the proceeds be held in restricted bank accounts. At April 10, 2014, approximately $0.7 million the proceeds from the November 13, 2013 financing, which includes approximately $0.1 million from the sale of the MGT common stock, is still held in the restricted bank accounts. In addition to the November 13th financing, since December 31, 2013 to April 10, 2014, we have received approximately $0.5 million from the issuances of other promissory notes of which $0.2 million was from related parties. In order to have the funds necessary to pay: (i) existing accounts payable and accrued expenses; (ii) our notes payable that are due on demand or due within the next twelve months and, in particular, the promissory notes issued on November 13, 2013, which if not converted into common stock mature on November 13, 2014; (iii) the liability under the shared services agreement; and (iv) commitments for capital expenditures, as well as to develop and market our technology products, we need to raise additional capital. We do not know whether such additional capital will be available to us or, if it is available, we do not know if the terms of any financing will be favorable or even acceptable.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including: (i) our ability to realize in full the proceeds under the November 13, 2013 financing discussed above and whether the notes issued in the November 13, 2013 financing will be converted to stock or be required to be repaid in cash on the maturity date; (ii) the cash required to service our other outstanding debt and in particular those promissory notes that are due on demand; (iii) the cash that will be required to fund our business operations, including the purchasing of capital expenditures related to molds and testing equipment for our Q Inside Safety Technology products; and (iv) the cash required to pay our existing accounts payable and accrued expenses, most of which are past due and/or on extended payment terms, among other items. Our commitments for capital expenditures as of December 31, 2013 are approximately $0.1 million. Failure to raise capital to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern.

Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock, proceeds from the issuance of debt, including promissory notes issued to related parties, a shared services agreement with a related party, the deferral of certain salary and bonuses payments to our senior executives and extended payment terms with certain of our vendors. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, the exercise of stock options, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund our operations, it would have a material adverse effect on our financial condition, results of operations and cash flows and could result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

Inflation

We do not believe that inflation has had a material effect on our Company's results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature page.

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

Report of Management on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls — Integrated Framework published in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have entered into the following promissory notes during the quarter ended December 31, 2013 that we have not previously disclosed on a Current Report on Form 8-K:

●

On October, 11, 2013, we entered into a promissory note with our CEO, Scott Silverman, wherein Mr. Silverman loaned the Company the principal amount of $80,000. The note bears interest at 5% per annum and is due on demand. We have repaid $75,000 of this note leaving a current balance outstanding balance of $5,000 as of April 15, 2014.

●

On October, 29, 2013, we entered into a promissory note with our CEO, Scott Silverman, wherein Mr. Silverman loaned the Company the principal amount of $30,000. The note bears interest at 5% per annum and is due on demand.

We have entered into the following promissory notes subsequent to December 31, 2013 that we have not previously disclosed in a Current Report on Form 8-K:

●

On January 15, 2014, the Company entered into a promissory note with our President, Randolph Geissler, wherein Mr. Geissler loaned the Company the principal amount of $40,000. The note bears interest at 5% per annum and is due on demand.

●

On January 15, 2014, the Company entered into a promissory note with our Chairman of the Board and CEO, Scott Silverman, wherein Mr. Silverman loaned the Company the principal amount of $60,000. The note bears interest at 5% per annum and is due on demand. On April 7, 2014, $8,500 of the note was repaid leaving a current balance of $51,500 outstanding.

●

On March 4, 2014, the Company entered into a promissory note with our director, Daniel Penni, wherein Mr. Penni loaned the Company the principal amount of $25,000. The note bears interest at 5% per annum and is due on demand.

●

On March 5, 2014, the Company entered into a promissory note with Deephaven Enterprises, Inc. wherein Deephaven Enterprises, Inc. loaned the Company the principal amount of $25,000. The note bears interest at 9% per annum and matures on March 5, 2015. At any such time as would not cause a change to, or a right to change, the economics of any outstanding warrants or other debt, the note shall be automatically amended to allow the holder to convert the note, or any part thereof, into validly issued, fully paid and non-assessable shares of common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means, as of any conversion date or other date of determination, $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

●

On March 6, 2014, the Company entered into a promissory note with James Rybicki Trust where James Rybicki Trust loaned the Company the principal amount of $25,000. The note bears interest at 9% per annum and matures on March 6, 2015. At any such time as would not cause a change to, or a right to change, the economics of any outstanding warrants or other debt, the note shall be automatically amended to allow the holder to convert the note, or any part thereof, into validly issued, fully paid and non-assessable shares of common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means, as of any conversion date or other date of determination, $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

●

On March 10, 2014, the Company entered into a promissory note with the CEO of PSID, William Caragol, wherein Mr. Caragol loaned the Company the principal amount of $25,000. The note matures on March 10, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. At any such time as would not cause a change to, or a right to change, the economics of any outstanding Warrants or Other Debt (as defined in the note) of the Company, the note shall be automatically amended to allow the holder to convert the note, or any part thereof, into validly issued, fully paid and non-assessable shares of common stock of the Company in accordance with the following provisions: (i)  the number of shares of common stock issuable upon conversion of any Conversion Amount shall be determined by dividing (x) such Conversion Amount by (y) the Conversion Price (the “Conversion Rate”). “Conversion Amount” means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. “Conversion Price” means, as of any Conversion Date or other date of determination, 60% of the lowest closing bid price over the ten trading days immediately preceding the date of the delivery or deemed delivery of the applicable Conversion Notice. All such determinations to be appropriately adjusted for any share dividend, share split, share combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such 10-day calculation period.

●

On March 20, 2014, the Company entered into a promissory note with Deephaven Enterprises, Inc. wherein Deephaven Enterprises, Inc. loaned the Company the principal amount of $61,225. The note matures on March 20, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. At any such time as would not cause a change to, or a right to change, the economics of any outstanding warrants or 0ther debt , certain warrants held by the Deephaven Enterprises, Inc. or its owner: (i) would be amended to change the exercise price thereof to $.35 per shares; (ii) would allow the holder to tender the note at any time in lieu of payment of the exercise price on any warrants held by the holder or owner; and (iii) the Company will issue a new warrant to acquire 300,000 shares of the Company’s common stock at a price of $.35 per share. Notwithstanding anything in the note to the contrary, these are not valid or binding, and shall not be deemed to be a part of this note, so long as their existence would trigger a reduction in the exercise price or other change in the terms of any warrant issued by the Company to any person, other than to an officer or director, or would trigger a default or the change in the conversion or other economic terms under any indebtedness or securities or related agreements of the Company, or would give the holder of any such warrant or other debt the right to alternative pricing or economics as a result of the existence of the terms contained in this section. The provisions of this section are intended and shall be interpreted as to comply with and neither contravene nor trigger the provisions of Section 2 of the Warrants issued on November 13, 2013 and Section 7 of the Notes issued November 13, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, their ages and business experience, as of April 10, 2014, are set forth below:

Name	Age	Position

Scott R. Silverman	50	Chairman of the Board of Directors/Chief Executive Officer

Barry M. Edelstein	50	Director

Daniel E. Penni	66	Director

Michael E. Krawitz	44	Director/Chief Legal and Financial Officer

Shawn A. Wooden	40	Director

Scott R. Silverman

Mr. Silverman, age 50, has served as our chief executive officer and Chairman of our board of directors since July 2013. Previously, Mr. Silverman served as the chairman of the board of directors of PositiveID Corporation from November 2008 until December 2011, and as chief executive officer from August 2009 until August 2011. He previously served as chief executive officer of PositiveID Corporation, then known as VeriChip Corporation, from December 2006 through July 2008, as chairman of its board of directors from March 2003 through July 2008, and as a member of its board of directors from February 2002 through July 2008. Mr. Silverman served as the chairman of Steel Vault Corporation from January 2006 until November 2009. He also served as a member of the board of directors of Gulfstream International Group, Inc. from September to October, 2010. Mr. Silverman served as chief executive officer and chairman of the board of directors of the Company from March 2003 to December 2006, and chairman of Destron Fearing Corporation (then known as Digital Angel Corporation) a then majority-owned subsidiary of the Company from March 2003 to July 2007. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania. Mr. Silverman was selected to serve as a director on our Board of Directors because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, his general business expertise and his experience in leading publicly-held companies.

Barry M. Edelstein

Mr. Edelstein, age 50, has served as a member of our board of directors since July 2013. Mr. Edelstein served as managing partner of Structured Growth Capital, Inc., a boutique investment banking firm, since January 2009. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation, a majority-owned subsidiary of ours (then known as Digital Angel Corporation) from August 2007 until December 2007, and he served on Destron Fearing Corporation’s board of directors from June 2005 to December 2007. Mr. Edelstein has served as the chairman of ScentSational Technologies, LLC since 2002. Mr. Edelstein served as President of GlobalCom Telecommunications, LLC which he co-founded in 1992 and which was acquired in 1997 by Comcast Corporation (NASDAQ:CMCSK), where he then served as a divisional vice president until 2002. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law. Barry Edelstein served as a member of the board of directors of PositiveID Corporation from January 2008 to June 2013. Mr. Edelstein was nominated to the Board of Directors due to his past experience as president, interim chief executive officer and director of Destron Fearing Corporation, his past business experience and his knowledge of our industry.

Daniel E. Penni

Mr. Penni, age 66, has served as a member of our board of directors since March 1995 and as chair of our Board of Directors from July 3, 2007 to July 7, 2013. From May 3, 2013 to July 7, 2013, he served as our interim chief executive officer and president. Mr. Penni also served as our interim chief executive officer and president from January 31, 2012 to August 23, 2012. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co. (NYSE:AJG), an insurance brokerage and risk management services firm, where he served in several positions, including his final position as area executive vice president. He has worked in various sales and administrative roles in the insurance business since 1969. He also served on the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston from 1989 through June 2006 and served as the chair of finance, the corporate treasurer and the chair of the audit committee at various times during his service period. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College. Mr. Penni was a member of the board of directors of VeriChip Corporation, n/k/a PositiveID Corporation (which was a former subsidiary of ours) from June 2004 until January 2008. Mr. Penni was selected to serve as a director on our Board of Directors because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

Michael E. Krawitz

Mr. Krawitz, age 44, has served as a member of our board of directors since July 2013. Mr. Krawitz was appointed our Chief Legal and Financial Officer effective January 31, 2014. Mr. Krawitz served as chief executive officer of PEAR, LLC, a provider of renewable energy and financing for renewable energy projects, from February 2011 to January 31, 2014. From July 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of the Company from December 2006 to December 2007, executive vice president from March 2003 until December 2006, and as a member of the Company’s Board of Directors of directors from July 2007 until December 2007. Mr. Krawitz served as a member on the board of directors of Steel Vault Corporation from July 23, 2008 until November 11, 2009 and has served on the board of directors of PositiveID Corporation since November 2008. He practiced law at Fried, Frank, Harris, Shriver & Jacobson in New York from 1994 to 1999. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.  Mr. Krawitz is a skilled executive with extensive capital markets experience. Mr. Krawitz was nominated to the Board of Directors due to his past experience as our chief executive officer as well as his experience as an attorney.

Shawn A. Wooden

Mr. Wooden, age 40, is currently a member of the board of directors of VeriTeQ. Mr. Wooden runs Wooden Wealth Strategies, a full-service financial services and investment boutique. He earned his bachelor of science from the University of Notre Dame in Computer Science. After graduation, he began a nine year career in the National Football League, where he played for the Miami Dolphins and the Chicago Bears. After retiring in 2005, Mr. Wooden transitioned into the financial services industry where he has earned the Financial Industry Regulation Authority (FINRA) Series 6, 7, 63, and 65 licenses, as well as the Life Underwriter Training Council Fellow (LUTCF) professional designation. Mr. Wooden also earned a Certificate for Retirement Planning from the Wharton School of Business in Pennsylvania. Mr. Wooden was nominated to the Board of Directors because of his financial and business experience.

Executive Officers

Our executive officers, their ages and business experience, as of February 5, 2014, are set forth below:

Name	Age	Position
Scott R. Silverman	50	Chief Executive Officer
Randolph K. Geissler	53	President
Michael E. Krawitz	44	Chief Legal and Financial Officer

Scott R. Silverman	A summary of Mr. Silverman’s experience is set forth above.

Randolph K. Geissler

Mr. Geissler, 53, is currently the President of VeriTeQ. He also is currently the CEO of Geissler Corporation. Mr. Geissler previously served as the served as CEO of Geissler Technologies from 2004 to 2008 and as CEO of Destron Fearing Corporation (then known as Digital Angel Corporation) from 1993 to 2003. Mr. Geissler specializes in managing companies and technologies focused on RFID, and he a developer of the implantable microtransponder for animal identification.

Michael E. Krawitz	A summary of Mr. Krawitz’s experience is set forth above.

There are no family relationships among our executive officers or directors.

Currently, our Board of Directors consists of five directors. Our Board of Directors was structured to be divided into three classes, and a class is generally elected to serve for a three-year term or until the directors' successors are duly elected and qualified. Thus, it has been our historical practice (since 1998) to elect approximately one-third of the members of the Board of Directors annually. Directors may be removed only for cause. Any director appointed by our Board of Directors to fill a vacancy on the board serves the balance of the unexpired term of the class of directors in which the vacancy occurred. The roles and responsibilities of the Board of Directors are as set forth by Delaware corporate law, which includes providing general oversight of management and setting strategic direction for the Company.

CORPORATE GOVERNANCE

We have a standing Audit Committee, Compensation Committee and Nominating Committee of our board of directors. Each has a written charter approved by our Board.

Audit Committee

Our audit committee currently consists of Barry M. Edelstein and Shawn A. Wooden. Mr. Krawitz resigned from our audit committee effective January 30, 2014 in connection with his appointment as our Chief Legal and Financial Officer.  Mr. Edelstein chairs the audit committee. Our Board of Directors has determined that each of the current members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Exchange Act. Although we are no longer listed on the Nasdaq Capital Market, each of the members of our audit committee is “independent” under the listing standards of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Edelstein qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations. A copy of the current audit committee charter is available on our website at www.veriteqcorp.com.

The audit committee assists our Board of Directors in its oversight of:

●	our accounting, financial reporting processes, audits and the integrity of our financial statements;
●	our independent auditor’s qualifications, independence and performance;
●	our compliance with legal and regulatory requirements;
●	our internal accounting and financial controls; and
●

our audited financial statements and reports, and the discussion of the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our audit committee, other than de minimis non-audit services that may instead be approved in accordance with applicable rules of the SEC.

Code of Conduct and Corporate Ethics General Policy Statement

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer, president and chief legal and financial officer and other officers. The Code of Conduct and the Code for SFO are available upon written request to VeriTeQ Corporation, Attention: Secretary, 220 Congress Park Drive, Suite 200, Delray Beach, Florida 33445. The audit committee of our Board of Directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own 10% or more of our common stock to file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. Based solely on a review of copies of such forms and written representations from our directors and executive officers, we believe that for the fiscal year of 2013, all of our directors and executive officers were in compliance with the disclosure requirements of Section 16(a). To our knowledge, based solely on our records, during the year ended December 31, 2013, SNC Holdings Corp, a more than 10% beneficial owner located in the United Kingdom, did not file a Form 3 or three Form 4s. SNC Holdings Corp is the holder of a promissory note issued by VeriTeQ Acquisition Corporation, which is convertible in shares of the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2012 and 2013 by:

●	each person who served as our chief executive officer in 2013;
●	each person who served as our chief financial officer in 2013; and
●	our other most highly compensated executive officer who was serving at December 31, 2013.

We had no other executive officers during any part of 2013. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(6)	Option Awards(7)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Scott R. Silverman (1)	2013	$330,000	$430,000	$—	$537,007	$—	$54,731	(8)	$1,351,738
Chief Executive Officer	2012	300,000	300,000	—	—	—	47,595	(9)	647,595
Randolph K. Geissler(2)	2013	$200,000	$275,000	$1,350,000	$537,007	$—	$—		$2,362,007
President	2012	66,667	—	—	—	—	—		66,667
Daniel E. Penni (3)	2013	$—	$—	$—	$—	$—	$—		$—
Former Interim Chief	2012	—	—	—	—	—	—		—
Executive Officer and President
Lorraine M. Breece (4)	2013	$142,700	$50,000	$—	$—	$—	$2,629	(10)	$195,329
Former Chief Financial Officer	2012	140,000	25,000	—	3,347	—	4,077	(11)	172,424
L. Michael Haller (5)	2013	$50,000	$—	$—		$—	$18,646	(12)	$68,646
Former Chief	2012	52,658	—	—	76,085	—	427	(13)	129,170
Executive Officer and President

(1)

Mr. Silverman was hired as our chief executive officer on July 8, 2013 in connection with the Share Exchange. The Share Exchange was treated as a reverse acquisition and, accordingly, we have included Mr. Silverman’s compensation in the table above for the twelve months ended December 31, 2013 and 2012. Mr. Silverman founded our subsidiary, VeriTeQ Acquisition Corporation, in December 2011. The portion of Mr. Silverman’s salary, bonus and option award earned by him from January 1, 2013 to July 7, 2013 was $171,875, $171,875 and $537,007, respectively. A portion of the 2013 Other Compensation was also earned by Mr. Silverman prior to the Share Exchange as noted in footnote 8 below.

(2)

Mr. Geissler was hired as our president on July 8, 2013 in connection with the Share Exchange. The Share Exchange was treated as a reverse acquisition and, accordingly, we have included Mr. Geissler’s compensation in the table above for the twelve months ended December 31, 2013 and for the period September 1 to December 31, 2012. Mr. Geissler was hired by our subsidiary, VeriTeQ Acquisition Corporation, effective September 1, 2012. The portion of Mr. Geissler’s salary, bonus and option award earned by him from January 1, 2013 to July 7, 2013 was $104,167, $104,167 and $537,007, respectively.

(3)

Mr. Penni was interim chief executive officer and president from January 31, 2012 to August 23, 2012 and from May 3, 2013 to July 7, 2013. Mr. Penni was also chairman of the Board of Directors during 2012 and from January 1, 2013 to July 7, 2013, and earned $45,935 of director fees for 2013, and $81,000 of director fees in 2012. In addition, Mr. Penni received 3,333 stock options in September 2012 for his services as a director. The option award was valued at $6,695 on the date of grant. These director fees and option award are not included in the compensation table above as the fees and options were awarded to Mr. Penni in his capacity as a member of our board of directors. Mr. Penni did not receive any compensation for his service as our interim chief executive officer and president during 2012 or 2013. Mr. Penni continues to serve as a member of our board of directors.

(4)	Ms. Breece served as our chief financial officer from August 1, 2011 to January 30, 2014. Effective January 31, 2014, Mr. Krawitz was appointed our chief legal and financial officer.

(5)	Mr. Haller was appointed as chief executive officer effective August 23, 2012, and resigned as chief executive officer effective May 3, 2013.

(6)

Mr. Geissler was granted 858,747 shares of restricted stock on January 1, 2013 under the terms of his employment agreement. The amount of compensation reflects the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Also see the Outstanding Equity Awards Table as of December 31, 2013 presented on page 35 of this report.

(7)

Messrs. Silverman and Geissler were each granted 381,655 stock options during 2013. The amount of compensation reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding the option awards, refer to Note 7 to our acompanying consolidated financial statements, which are included elsewhere in this report. Also see the Outstanding Equity Awards Table as of December 31, 2013 presented on page 35 of this report.

(8)

Amount represents payments made for Mr. Silverman in 2013 in connection with Mr. Silverman’s employment agreement as follows: $37,500 for reimbursement of unallocable expenses, $5,000 for medical expense reimbursement, $3,587 for disability insurance, $1,238 for life insurance, $5,936 for personal use of a company car, and $1,470 for cellular telephone and internet service. As discussed in footnote 1 above, the following amounts were earned by Mr. Silverman during the period January 1 to July 7, 2013: $22,500 for reimbursement of unallocable expenses, $619 for life insurance, $1,716 for personal use of a company car, and $1,208 for cellular telephone and internet service.

(9)

Amount represents payments made for Mr. Silverman in 2012 as follows: $45,000 for reimbursement of unallocable expenses, $309 for life insurance, $1,098 for personal use of a company car, and $1,188 for cellular telephone and internet service.

(10)	Amount represents $2,629 for Ms. Breece’s cellular telephone and internet services paid for during 2013.

(11)	Amount represents $4,077 for Ms. Breece’s cellular telephone and internet services paid for during 2012.

(12)

Amount represents $10,000 of severance paid to Mr. Haller under the terms of an amendment to his employment agreement, which is more fully discussed below under section titled “Executive Employment Arrangements with Former Named Executive Officers.” During 2013, Mr. Haller was also paid $7,951 for accrued vacation hours and $695 for cellular telephone and internet services.

(13)	Amount represents $427 for Mr. Haller’s cellular telephone and internet services paid for during 2012.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

Our 2013 and 2012 Incentive and Recognition Policies

We did not establish an incentive and recognition plan for our named executive officers for 2012 and 2013.

Potential Payments Upon Termination or Change in Control

We had entered into employment agreements with certain of our former named executive officers that required us to make payments upon termination or a change in control of the Company. These arrangements are discussed below in the section “Executive Employment Arrangements with Former Named Executive Officers.”

We have entered into employment agreements with Messrs. Silverman, Geissler and Krawitz. Previously, Messrs. Silverman and Geissler had employment agreements with VAC.

Scott R. Silverman Employment Agreements

Effective January 1, 2012, Mr. Scott R. Silverman entered into the Employment and Non-Compete Agreement, or the 2012 Employment Agreement, with VAC. The 2012 Employment Agreement terminated five years from the effective date. The 2012 Employment Agreement provided for an annual base salary in 2012 of $300,000 with minimum annual increases of 10% of the base salary and an annual bonus equal to the annual base salary then in effect. Mr. Silverman was also entitled to an annual non-allocable expense payment of $45,000 each year and other fringe benefits. If Mr. Silverman’s employment was terminated prior to the expiration of the term of the 2012 Employment Agreement, Mr. Silverman was to receive (i) all earned but unpaid salary and bonuses; (ii) the greater of the base salary from the date of termination through December 31, 2016 or two times the base salary; and (iii) the average bonus paid by us to Mr. Silverman for the last three full calendar years (or such lesser time period if the 2012 Employment Agreement was terminated less than three years from the effective date), plus certain fringe benefits required to be paid by us. In addition, the 2012 Employment Agreement contained a change of control provision that provided for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, as defined in the 2012 Employment Agreement. Any outstanding stock options and restricted stock held by Mr. Silverman as of the date of his termination or a change of control became vested and exercisable as of such date, and remained exercisable during the remaining life of the option. Mr. Silverman’s 2012 Employment Agreement was terminated effective July 8, 2013 at which time Mr. Silverman entered into a new employment agreement effective with the closing of Exchange Agreement, which was amended and restated on November 14, 2013, or the Silverman Employment Agreement, appointing Mr. Silverman as our chairman and chief executive officer, effective as of July 8, 2013 until December 31, 2016. Under the Silverman Employment Agreement, Mr. Silverman will receive a base salary of $330,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per calendar year during each year of the term. Accordingly, Mr. Silverman’s base salary was increased to $346,500 beginning January 1, 2014. During the term, Mr. Silverman will be eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the compensation committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Silverman and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value.  On January 30, 2014, the compensation committee of the board of directors authorized a discretionary bonus in the amount of $100,000 to be paid to Mr. Silverman. This discretionary bonus is in addition to Mr. Silverman’s minimum bonus for 2013 under the terms of his employment agreement. The discretionary bonus shall be accrued. It will be paid in cash after the compensation committee determines we have adequate working capital to make such payments, or, if we are permitted to do so without triggering a reset provision on any outstanding warrants and the applicable employee so elects, in shares of our common stock, in which case the amount of the bonus would be increased by 25%.

Under the Silverman Employment Agreement, VC agreed to satisfy certain currently unpaid contractual obligations under Mr. Silverman’s December 2012 Employment Agreement aggregating $912,116, or the Silverman Contractual Obligations, if VC receives gross proceeds of an aggregate of $3,000,000 in cash in any capital investment or capital raise or series of capital investments or capital raises. The Silverman Contractual Obligations shall be payable as follows: (i) one-third (1/3rd) in cash and (ii) two-thirds (2/3rds) in shares of restricted VC common stock, based on the closing price of a share of VC’s common stock on the closing date of the investment.

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

Randolph Geissler Employment Agreements

On January 2, 2013, VAC entered into an employment agreement with our president, Mr. Randolph Geissler with an effective date of September 1, 2012, or the Geissler 2012 Agreement. The Geissler 2012 Agreement called for an annual base salary of $200,000 and discretionary annual and incentive bonuses. The term of the Geissler 2012 Agreement was two years from the effective date and could be extended by mutual consent of the parties. The Geissler 2012 Agreement also provided for the issuance on January 2, 2013 of 4.5 million restricted shares of our common stock, which vested the earlier of January 2, 2015 or a change of control of VAC. Payments of compensation under the Geissler 2012 Agreement commenced within 30 days of VAC receiving a capital investment from any third party in excess of $5.0 million, the first payment of which was to be retroactive to September 1, 2012 and included any and all sums due and owing to Mr. Geissler at that time. Upon termination of the Geissler 2012 Agreement by Mr. Geissler or us, Mr. Geissler was entitled to receive any earned but unpaid salary and bonuses and all outstanding stock options and restricted stock was to be forfeited. Upon termination of the agreement by us without cause, Mr. Geissler was also entitled to receive certain fringe benefits through December 2014. Upon a change of control as defined in the agreement, Mr. Geissler was entitled to receive any earned but unpaid salary and bonuses and any outstanding stock options and restricted stock was to vest and the stock options were to remain exercisable through the life of the option. The Geissler 2012 Agreement was terminated effective July 8, 2013 at which time Mr. Geissler entered into a new employment agreement effective with the closing of Exchange Agreement, which was amended and restated on November 14, 2013, or the Geissler Employment Agreement appointing Mr. Geissler as president of VC, effective as of July 8, 2013. The Geissler Employment Agreement is for a term of two (2) years and is renewable for additional one (1) year periods upon mutual agreement. Under the Geissler Employment Agreement, Mr. Geissler will receive a base salary of $200,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per annum each calendar year. Accordingly, Mr. Geissler’s salary was increased to $210,000 beginning January 1, 2014. Mr. Geissler is eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the compensation committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Geissler and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value. On January 30, 2014, the compensation committee of the board of directors authorized a discretionary bonus in the amount of $75,000 to be paid to Mr. Geissler. This discretionary bonus is in addition to Mr. Geissler’s minimum bonus for 2013 under the terms of his employment agreement. The discretionary bonus shall be accrued. It will be paid in cash after the compensation committee determines we have adequate working capital to make such payments, or, if we are permitted to do so without triggering a reset provision on any outstanding warrants and the applicable employee so elects, in shares of our common stock, in which case the amount of the bonus would be increased by 25%.

Mr. Geissler is also entitled to the following: (i) the Company shall, at its option, either lease for Mr. Geissler an automobile, or reimburse Mr. Geissler for the lease or financing payments incurred by Mr. Geissler’s on his automobile, the amount of such reimbursement to be reasonably comparable to 75% of the current cost on the automobile then being provided to the Company’s CEO. The Company shall reimburse car-related expenses; (ii) the Company shall, at its option, either provide to Mr. Geissler disability insurance that provides standard disability coverage and terms, in an amount of at least equal to $15,000 per month until age 65, or reimburse Mr. Geissler for the premium payments incurred by him for disability insurance coverage for himself, the amount of such reimbursement to be reasonably comparable to the current cost of his disability insurance; (iii) the Company shall provide comprehensive health insurance as it provides to other executives and employees; (iv) reimbursement for expenses related to business attire in an amount not to exceed $950 per month; and (v) if the Company elects to secure a key man life insurance policy on the life of Mr. Geissler, it will provide a split-dollar policy.

Under the Geissler Employment Agreement, the Company agreed to satisfy certain currently unpaid contractual obligations under Mr. Geissler’s January 2, 2013 employment agreement of $166,666, or the Geissler Contractual Obligations, if VC receives gross proceeds of an aggregate of $3,000,000 in cash in any capital investment or capital raise or series of capital investments or capital raises. The Geissler Contractual Obligations shall be payable as follows: (i) one-third (1/3rd) in cash and (ii) two-thirds (2/3rds) in shares of restricted VC common stock, based on the closing price of a share of VC’s common stock on the closing date of the investment.

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

Michael E. Krawitz Employment Agreement

Effective January 31, 2014, we entered into an employment agreement with Michael Krawitz to serve as our Chief Legal and Financial Officer, or the Krawitz Employment Agreement. The Krawitz Employment Agreement is for an initial term of two (2) years and is renewable for additional one (1) year terms upon mutual agreement of the parties. Under the Krawitz Employment Agreement, Mr. Krawitz will receive a base salary of $210,000, which base salary will be reviewed annually by the compensation committee and is subject to a minimum increase of 5% per annum, with the first increase to be effective on January 1, 2015. Mr. Krawitz is also entitled to (i) disability insurance or reimbursement of disability insurance in an amount at least equal to $15,000 per month until age 65; (ii) health insurance; (iii) an automobile or reimbursement of lease or financing payments incurred, the amount of such reimbursement to be reasonably comparable to 75% of the current cost of the automobile being provided to our Chief Executive Officer; and (iv) life insurance. During the term of the Krawitz Employment Agreement, Mr. Krawitz is eligible to receive an annual bonus based on performance metrics and goals as determined annually by the Company’s Board of Directors, with the amount of such bonus to be determined based upon annual objectives determined by the compensation committee of the Board of Directors, but in no event will be less than 100% of Mr. Krawitz’s earned base salary for the applicable year.

If Mr. Krawitz’s employment is terminated prior to the expiration of the term, certain payments become due. In the event Mr. Krawitz is terminated with cause or he terminates for any reason other than good reason, Mr. Krawitz is entitled to receive (i) earned or accrued but unpaid, base salary, through the date of termination, (ii) any bonus earned or accrued and vested, but unpaid, (iii) the economic value of the employee’s accrued, but unused, vacation time, and (iv) any unreimbursed business expenses incurred by the employee, collectively, the Krawitz Accrued Obligations. In the event Mr. Krawitz is terminated without cause or he terminates for good reason, Mr. Krawitz is entitled to receive the Krawitz Accrued Obligations and a termination payment equal to his base salary plus the previous year’s bonus (but no less than one times his base salary). In the event that Mr. Krawitz is terminated as a result of a change in control, Mr. Krawitz is entitled to receive any Krawitz Accrued Obligations and a termination payment equal to two times his base salary, plus the previous year’s bonus, but no less than two times his base salary. Any outstanding stock options and unvested restricted stock held by Mr. Krawitz as of the date of termination (other than for cause or by Mr. Krawitz without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Krawitz is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of ninety (90) days. The Krawitz Employment Agreement also contains noncompete provisions which are effective from the date of employment through one year from the date the Krawitz Employment Agreement is terminated.

Executive Employment Arrangements with 2012 Named Executive Officers

We had not entered into any employment agreements, termination or change in control arrangements with Mr. Penni. By letter agreement, we are required to give Ms. Breece a ninety-day termination payment if we terminate her employment with us. On January 30, 2014, the compensation committee of the board of directors authorized a 2013 discretionary bonus in the amount of $50,000 to be paid to Ms. Breece. The discretionary bonus shall be accrued. It will be paid in cash after the compensation committee determines we have adequate working capital to make such payments, or, if we are permitted to do so without triggering a reset provision on any outstanding warrants and the applicable employee so elects, in shares of our common stock, in which case the amount of the bonus would be increased by 25%.

Executive Employment Arrangements with Former Named Executive Officers

A discussion of an employment agreement with our former named executive officer, Mr. Haller, follows:

L. Michael Haller

On August 23, 2012, the board of directors selected and approved L. Michael Haller to be our CEO, president and a director. In connection with Mr. Haller’s appointment, we entered the Original Employment Agreement, which provided that Mr. Haller would receive a base salary of $150,000. The Original Employment Agreement also provided that, if we terminated Mr. Haller’s employment without cause or Mr. Haller terminated his employment for good reason, Mr. Haller would receive a severance payment equal to the sum of one times his base salary. In addition, on August 27, 2012, Mr. Haller was granted stock options to purchase 333,333 shares of our common stock, with an exercise price of $1.50 per share of which 66,666 vested on August 27, 2012 and were granted as a signing bonus. The remaining 266,667 options were performance-based and would vest upon achievement of specified targets. The stock options, which were granted outside of the company’s stock option plans as an inducement to employment, had an expiration date of August 26, 2022.

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

In the event of a change in control, as defined in the agreement, all unvested stock options would immediately accelerate and become vested. The Original Employment Agreement also contained non-compete and confidentiality provisions, and also included a commitment to nominate and support Mr. Haller and one additional person named by Mr. Haller for election to the board of directors, subject to stockholder election.

Effective May 3, 2013, we entered into the Amendment to Employment Agreement with Mr. Haller, which amended and terminated the Original Employment Agreement. Under the terms of the Amended Employment Agreement: (i) Mr. Haller resigned as the Company’s Chief Executive Officer, President and director upon the closing of the sale of the Company’s mobile game application business on May 3, 2013, (ii) the Company paid Mr. Haller all accrued but unpaid obligations due under the Original Employment Agreement plus a cash lump sum of $10,000 in lieu of any severance or similar payments that might have been required under the Original Employment Agreement, (iii) the Company waived the non-compete and non-solicitation provisions contained in the Original Employment Agreement, and (iv) both parties mutually agreed to release each other from any other claims that they may have against each other. The Amended Employment Agreement further stated that Mr. Haller’s stock option to purchase 66,666 shares of the Company’s common stock at $1.50 per share, which vested on August 27, 2012, may be exercised for a period of sixty (60) days following the effective date of the Amended Employment Agreement. Mr. Haller did not exercise these options and, accordingly, they expired on July 2, 2013. In addition, Mr. Haller’s stock options to purchase up to 266,667 shares, which were not vested as of the date of the Amended Employment Agreement, were forfeited as of such date.

Outstanding Equity Awards as of December 31, 2013

The following table provides information as of December 31, 2013 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Scott R. Silverman
	729				$972.00	01/25/2014
	2,917				$588.00	02/18/2014
	1,167				$871.20	02/25/2015
	817				$962.40	03/07/2015
	2,333				$559.20	06/14/2016
	190,833				$0.05	03/16/2020
	190,833				$0.05	12/09/2021
		381,665	(1)		$1.57	02/07/2018
Randolph Geissler
	127,222				$0.05	03/16/2020
		381,665	(1)		$1.57	02/07/2018
							858,747	(2)	$1,966,531
Lorraine M. Breece	583				$266.40	08/15/2017
	15				$360.00	06/20/2018
	15				$768.00	06/20/2018
	21				$360.00	06/20/2018
	278				$15.60	12/12/2018
	1,667				$2.10	09/09/2022
Daniel E. Penni
	417	—		—	$328.80	07/02/2015
	115	—		—	$360.00	06/20/2018
	42	—		—	$768.00	06/20/2018
	833	—		—	$15.60	12/12/2018
	417	—		—	$32.40	10/01/2019
	3,333	—		—	$2.10	09/09/2022
L. Michael Haller(1)
	—	—	(3)	—	$—	—

(1)	Stock options vested on January 1, 2014
(2)	Restricted stock vests on January 1, 2015
(3)	Mr. Haller resigned as president, chief executive officer and director of the Company effective May 3, 2013.

2013 Option Exercises and Stock Vested

None of our named executive officers exercised options during the year ended December 31, 2013. On January 25, 2013, 42 shares of restricted stock vested for Mr. Penni.

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

2013 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Scott R. Silverman(1)	$—	$—	$—	$—	S	$—	$—
Barry Edelstein(2)	6,500	—	—	—	—	—	6,500
Michael Krawitz(3)	6,500	—	—	—	—	—	6,500
Shawn Wooden(4)	6,500	—	—	—	—	—	6,500
Daniel E. Penni(5)	45,935	—	—	—	—	—	45,935
Dennis G. Rawan(6)	23,400	—	—	—	—	—	23,400
Joseph J. Grillo(7)	—	—	—	—	—	—
L. Michael Haller(1)	—	—	—	—	—	—	—

(1)

Mr. Silverman and Mr. Haller did not receive any compensation as directors. See section “Executive Compensation” for details regarding their compensation as executive officers for 2013. Mr. Haller resigned from the company effective May 3, 2013.

(2)	As of December 31, 2013, Mr. Edelstein held options to purchase 40,500 shares of our common stock. Mr. Edelstein was appointed a director on July 8, 2013.
(3)

As of December 31, 2013, Mr. Krawitz held options to purchase 76,334 shares of our common stock. Mr. Krawitz was appointed a director on July 8, 2013.  Mr. Krawitz was appointed our chief legal and financial officer effective January 31, 2014.

(4)	As of December 31, 2013, Mr. Wooden held options to purchase 38,167 shares of our common stock. Mr. Wooden was appointed a director on July 8, 2013.
(5)	As of December 31, 2013, Mr. Penni held options to purchase 5,156 shares of our common stock. Mr. Penni served as the chairman of our board of directors from January 1 to July 7, 2013.
(6)	As of December 31, 2013, Mr. Rawan held options to purchase 4,583 shares of our common stock. Mr. Rawan resigned as a director effective July 7, 2013.
(7)	As of December 31, 2013, Mr. Grillo held options to purchase 13,604 shares of our common stock. Mr. Grillo resigned as a director effective July 7, 2013.

Prior to the Share Exchange on July 8, 2013, the compensation committee of our board of directors determined that the annual compensation for outside directors for 2013 was as follows: (i) $7,200 per quarter for board service, (ii) an additional $3,600 and $1,800 per quarter for service as the audit and governance committee chair and the compensation committee chair, respectively, (iii) an additional $900 per quarter for service as a member of the audit and governance committee and the compensation committee, and (iv) $17,550 per quarter for service as the chairman of our board of directors. Subsequent to the Share Exchange, the compensation committee of our board of directors revised the annual compensation for directors as follows: No fees were paid for the period July 8 to September 30, 2013. Beginning October 1, 2013, the fees are as follows: (i) $5,000 per quarter for board service; and (ii) an additional $1,500 per quarter for service as chairman of a board committee. Reasonable out of pocket travel expenses are reimbursed when incurred. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans. Mr. Penni who served as our interim chief executive and president officer from May 3, 2013 to July 7, 2013 did not participate in any of our other benefit plans, nor was he being compensated for serving as our president and interim chief executive officer, but he was being compensated for his services as chairman of our board of directors.

None of our directors exercised options during the year ended December 31, 2013. On January 25, 2013, 42 shares of restricted stock vested for Messrs. Penni and Rawan each.

Stock Option and Other Compensation Plans

Stock Options and Other Awards Granted under the 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan.

The 1999 Flexible Stock Plan, the 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan, or the Digital Angel Plan, are long-term plans designed to link rewards with stockholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with stockholders. The value of the stock options to an employee increases as the price of our stock increases above the fair market value on the grant date, and the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ.

The 2003 Flexible Stock Plan and the Amended and Restated Digital Angel Corporation Transition Stock Option Plan are also designed to encourage ownership of our common stock by employees, directors and other individuals, and to promote and further our best interests by granting options and other stock awards. Under these plans, we may grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement of the participant and us. During 2013, no options were granted to directors, employees and consultants, under these plans.

Stock Options Granted under the 1999 Employees Stock Purchase Plan.

The 1999 Employees Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, or Code, provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time. Under FAS 123R, which became effective for us on January 1, 2006, options granted under the plan may be compensatory. During 2013, we did not grant any options under the plan.

Digital Angel Corporation 2013 Stock Incentive Plan

On July 12, 2013, pursuant to the Exchange Agreement, a majority of our voting stockholders adopted resolutions by written consent approving the DAC 2013 Stock Plan under which employees, including officers and directors, and consultants may receive awards. The aggregate number of shares of the Company’s common stock that may be subject to awards under the DAC 2013 Plan, subject to adjustment upon a change in capitalization, is 5.0 million shares. Such shares of common stock may be authorized, but unissued, or reacquired shares of common stock. Shares of common stock that were subject to DAC 2013 Plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the DAC 2013 Plan. Awards under the DAC 2013 Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock performance units, performance shares, cash awards and other stock based awards. The purposes of the DAC 2013 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, to promote the success of the Company’s business and to link participants’ directly to stockholder interests through increased stock ownership. The DAC 2013 Plan became effective on October 18, 2013, upon effectiveness of the Reverse Stock Split. On October 18, 2013, the outstanding stock options under the three VAC’s stock plans were converted into options to acquire 2.6 million shares of VC’s common stock under the DAC 2013 Plan and VAC’s three former stock plans were terminated. No additional options were granted under the DAC 2013 Stock Plan during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of April 10, 2014 by:

(i)	each person known to us to beneficially own more than 5% of our common stock,
(ii)	each of the named executive officers (as disclosed in the summary compensation table),
(iii)	each of our directors, and
(iv)	all of the current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 10, 2014 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 9,936,464 shares of our common stock outstanding as of April 10, 2014. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o VeriTeQ Corporation, 220 Congress Park Drive, Suite 200, Delray Beach, Florida 33445.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)
Five Percent Stockholders:
Scott R. Silverman (1)	6,448,511	60%
SNC Holdings Corp. (2)	2,149,504	18%
Randolph K. Geissler (1)	1,505,883	14%
Named Executive Officers and Directors:
Scott R. Silverman (1)	6,448,511	60%
Randolph K. Geissler (1)	1,505,883	14%
Barry M. Edelstein (1)	169,713	2%
Michael E. Krawitz (1)	234,987	2%
Daniel E. Penni (1)	39,975	*
Shawn A. Wooden (1)	38,167	*
Executive Officers and Directors as a group (6 persons)	8,437,236	79%

* Represents less than 1%

(1)

This table includes shares of our common stock issuable upon the exercise of stock options or warrants that are currently exercisable or exercisable within sixty days of April 10, 2014, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of exercisable warrants and/or options to purchase the number of shares set forth following their respective names: Scott Silverman — 767,648 options, Randolph Geissler — 87,465 warrants and 508,887 options, Barry Edelstein — 28,624 warrants and 40,500 options, Michael Krawitz — 76,334 options, Daniel Penni — 5,156 options, Shawn Wooden — 38,167 options; and all current directors and officers as a group — 1,552,780 (116,089 warrants and 1,436,692 options). Each of the officers and directors has dispositive power over the shares listed above.

(2)	Represents common stock issuable upon conversion of a promissory note.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective October 18, 2013, outstanding stock options under the three VAC’s stock plans were converted into options to acquire 2.6 million shares of VC’s common stock under the DAC 2013 Stock Plan and VAC’s three former stock plans were terminated. Previously, VAC had issued approximately 1.0 million stock options and 0.9 million shares of restricted under its former stock plans during 2013. No additional options were granted under the DAC 2013 Stock Plan during 2013. Shares of our common stock that were authorized for issuance under our equity compensation plans is presented on page 17 of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2012, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Related Party Transactions

Shared Services Agreement with PSID

We entered into a shared services agreement, or the SSA, with PSID on January 11, 2012, pursuant to which PSID agreed to provide certain services, including administrative, rent, accounting, business development and marketing, to us in exchange for $30,000 per month. The SSA has also included working capital advances from time to time. The term of the SSA commenced on January 23, 2012. The first payment for such services was not payable until we received gross proceeds of a financing of at least $500,000. On June 25, 2012, the level of resources provided under the SSA was reduced and the agreement was amended, pursuant to which all amounts owed to PSID under the SSA as of May 31, 2012 were converted into approximately 2.3 million shares of VAC’s common stock valued at $0.2 million. In addition, effective June 1, 2012, the monthly charge for the shared services under the SSA was reduced from $30,000 to $12,000.

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

On July 8, 2013, we entered into a letter agreement with PSID, or the July Letter Agreement, to amend certain terms of several agreements between PSID and us. The July Letter Agreement amended certain terms of the SSA entered into between PSID and us on January 11, 2012, as amended, the APA entered into on August 28, 2012, as amended, and the PSID Note dated January 11, 2012, in favor of PSID in the principal amount of $200,000. VC assumed the obligations under the PSID Note in connection with the Share Exchange as of the date of the July Letter Agreement. On November 8, 2013, we entered into a Letter Agreement, or the November Letter Agreement, with PSID which further amended the terms of the several agreements between PSID and us.

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

(ii)

The elimination of minimum royalties payable to PSID under the APA in their entirety. In the event that royalty payments under the APA based on our attainment of certain sales levels are not at least $800,000 for the calendar year 2014, then we shall grant PSID Corporation a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents.

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

In addition, pursuant to the terms of the July Letter Agreement, we issued approximately 16,666 shares of common stock on October 10, 2013 in connection with the repayment of the PSID Note, and we have agreed to issue an additional 135,793 shares of common stock as soon as possible thereafter. These shares issued and to be issued by us to PSID will be issued in private placement in reliance upon the exemption from the registration requirements set forth in the Act provided for in Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated by the SEC thereunder. In connection with a financing, which occurred on November 13, 2013, the PSID Note was assigned by PSID to certain investors. As of April 10, 2014, we have issued 46,847 shares of the additional 135,793 shares of our common stock due as partial payment of the PSID Note to one of the investors.

As of December 31, 2013 and 2012, we owed PSID $0.2 million and $0.1 million, respectively, for shared services and working capital advances.

Investment from VeriTeQ Corporation’s Director

Following VC’s approval of the Exchange Agreement in June 2013, VAC approached VC for a small, short-term bridge loan or equity investment. In light of the many conditions to closing, VC’s board decided not to make the loan or investment. VC’s then interim chief executive officer and president and then chairman of VC’s board, Daniel E. Penni, agreed to make a $25,000 equity investment in VAC. As a result of such investment in June 2013, Mr. Penni owned shares of VAC’s common stock, which have been exchanged for 19,084 shares of VC’s common stock. Mr. Penni continues to serve as a member of VC’s board.

Notes Payable

During 2012, 2013 and through April 10, 2014, VC and VAC issued notes payable to certain directors, officers and a relative of a director as follows:

On October 12, 2012, VAC entered into a promissory note with its president, Randolph Geissler, and his business partner in the amount of $125,000. The note bore interest at 10% per annum and was convertible into VAC’s common stock. In connection with the note, Mr. Geissler and his partner received warrants to acquire shares of VAC’s common stock. The note was fully converted on June 1, 2013. As an inducement to conversion, additional warrants to acquire VAC’s common stock were granted. All of the warrants issued in connection with the note have been converted into warrants to acquire 79,514 shares of VC’s common stock at an exercise price of $1.57 per share.

On December 31, 2012, VAC entered into a promissory note with its director, Barry Edelstein, in the amount of $50,000. The note bore interest at 10% per annum and was convertible into VAC’s common stock. In connection with the note, Mr. Edelstein received warrants to acquire shares of VAC’s common stock. The note was fully converted on June 1, 2013. As an inducement to conversion, additional warrants to acquire VAC’s common stock were granted. All of the warrants issued in connection with the note have been converted into warrants to acquire 28,624 shares of VC’s common stock at an exercise price of $1.57 per share.

On December 31, 2012, VAC entered into a promissory note with a relative of its director, Barry Edelstein, in the amount of $100,000. The note bore interest at 10% per annum and was convertible into VAC’s common stock. In connection with the note, Mr. Edelstein’s relative received warrants to acquire shares of VAC’s common stock. The note was fully converted on June 1, 2013. As an inducement to the conversion, additional warrants to acquired VAC’s common stock were granted. All of the warrants issued in connection with the note have been converted into warrants to acquire 57,250 shares of VC’s common stock at an exercise price of $1.57 per share.

On April 10, 2013, VAC entered into a promissory note with its president, Randolph Geissler and his business partner in the amount of $50,000. The note bore interest at 10% per annum was due on demand and was repaid on November 15, 2013. In connection with the note, Mr. Geissler and his partner received warrants to acquire shares of VAC’s common stock. The warrants were converted into warrants to acquire 95,416 shares of VC’s common stock at an exercise price of $1.31 per share.

On October 11, 2013, VAC entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $80,000. The note bears interest at 5% per annum and is due on demand. On November 15, 2013, we made a partial repayment of $50,000 and on February 5, 2014 we made a partial payment of $25,000 leaving a current balance of $5,000 outstanding.

On October 29, 2013, VC entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $30,000. The note bears interest at 5% per annum and is due on demand.

On January 8, 2014, VC entered into a promissory note with its director, Michael Krawitz, in the principal amount of $60,000. The note bears interest at 5% per annum and is due on demand.

On January 15, 2014, VC entered into a promissory note with its president, Randolph Geissler, in the principal amount of $40,000. The note bears interest at 5% per annum and is due on demand.

On January 15, 2014, VC entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $60,000. The note bears interest at 5% per annum and is due on demand. On April 7, 2014, $8,500 of the note was repaid leaving a current balance of $51,500 outstanding.

On March 4, 2014, VC entered into a promissory note with its director, Daniel Penni, in the principal amount of $25,000. The note bears interest at 5% per annum and is due on demand.

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee’s charter requires review of any proposed related party transaction, conflicts of interest and any other transaction for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, the above transaction discussed in this “Certain Relationships and Related Transactions” section had been reviewed and approved by our board of directors.

Director Independence

Currently, two members on our Board of Directors, Messrs. Edelstein and Wooden, are considered “independent” within the meaning of the listing standards of The Nasdaq Stock Market. Our other directors, Mr. Silverman, Mr. Krawitz and Mr. Penni, held or hold officer positions with us and accordingly they are not considered independent, even though Mr. Penni is not currently an employee or currently has any other relationship with us that would otherwise disqualify him as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

For the fiscal years ended December 31, 2013 and 2012, fees for services provided by our principal accountant, EisnerAmper LLP, were as follows:

	2013	2012
Audit Fees	$72,250	$135,000

Audit-Related Fees (review of registration statements and other SEC filings)	60,200	-

Assistance with research related to a proposed transaction	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$232,450	$135,000

None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

Compatibility of Fees

The audit and committee of the board of directors has considered whether the provision of the services listed above is compatible with maintaining the independent registered public accounting firm’s independence and has concluded that the services did not interfere with the independent registered public accounting firm’s independence.

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

Consistent with these policies and procedures, the audit committee approved all of the services rendered by EisnerAmper LLP during fiscal years 2013 and 2012, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)	The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

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

VERITEQ CORPORATION

	By:	/s/ Scott R. Silverman
Date: April 15, 2014		Scott R. Silverman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer and Chairman of the Board	April 15, 2014
Scott R. Silverman

Chief Legal and Financial Officer and Director (Principal
/s/ Michael E. Krawitz	Financial Officer)	April 15, 2014
Michael E. Krawitz

/s/ Barry M. Edelstein	Director
Barry M. Edelstein		April 15, 2014

/s/ Daniel E. Penni	Director
Daniel E. Penni		April 15, 2014

/s/ Shawn A. Wooden	Director
Shawn A. Wooden		April 15, 2014

EXHIBIT INDEX

2.1

Share Exchange Agreement dated as of June 24, 2013, among the Company, VeriTeQ and the VeriTeQ Shareholders (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2013)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

3.4	Certificate of Designations of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.5	Certificate of Designations of Series C Convertible Preferred Stock (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.6	Certificate of Elimination of the Series B Convertible Preferred Stock (filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

4.1	Form of Warrant and Schedule of Holders (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.1

Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 3, 2004)

10.2

Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.3

Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.4

Digital Angel Corporation 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement Under The Securities Act of 1933 on Form S-8 filed with the Commission on October 16, 2009)

10.5	Digital Angel Corporation 2013 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.6

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Patricia M. Petersen (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.7

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Joseph J. Grillo (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.8

Letter Agreement between Lorraine M. Breece and Digital Angel Corporation dated July 14, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2011)

10.9

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Daniel Penni (“Indemnitee”) dated February 1, 2012 (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2012)

10.10

Indemnification Agreement between Digital Angel Corporation (“Parent”) and Lorraine Breece (“Indemnitee”) dated March 6, 2012 (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2012)

10.11

Employment Agreement effective as of August 23, 2012 between Digital Angel Corporation and L. Michael Haller (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2012)

10.12

Amendment to Employment Agreement between Digital Angel Corporation and L. Michael Haller executed April 10, 2013 and effective on May 3, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.13

Transition Services Agreement between Digital Angel Corporation and MGT Capital Investments, Inc. dated as of May 3, 2013(filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.14

Asset Purchase Agreement by and between Digital Angel Corporation and MGT Capital Investments, Inc. dated April 10, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2013)

10.15	Employment Agreement dated as of July 8, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.16

Employment Agreement dated as of July 8, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.17

Employment Agreement, effective as of January 1, 2012, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.18

Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.19

Employment Agreement, dated January 2, 2013, but made effective as of September 1, 2012, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.20

Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler(filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.21

Restricted Stock Award Agreement, dated January 22, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.22

Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.23

Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.24

Stock Purchase Agreement, dated January 11, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.25

Asset Purchase Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.26*

Development and Supply Agreement, effective April 2, 2009 by and between Medical Components, Inc. and VeriChip Corporation assumed by the Registrant under the terms of the Stock Purchase Agreement, dated January 11, 2012 by and between PositiveID Corporation and VeriTeQ Acquisition Corporation.

10.27

License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.28

Letter Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.29

License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.30

Secured Promissory Note, dated January 11, 2012, between VeriTeQ Acquisition Corporation as Borrower and PositiveID Corporation as Lender (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.31

Letter Agreement, dated April 22, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.32

Letter Agreement dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.33

Asset Purchase Agreement, dated December 3, 2012, between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.34

Bill of Sale, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.35

Assignment and Assumption Agreement, dated November 30, 2012 and effective December 3, 2013, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation(filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.36

Assignment and Assumption of Patents, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.37

Assignment and Assumption of Trademarks, dated November 28, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holdings Corporation (filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.38

Royalty Agreement dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.39*	Sublicense Agreement, effective November 26, 2012 by and between VeriTeQ Acquisition Corporation and SNC Holdings Corp.
(k)
10.40

Form of Security Agreement, dated November 28, 2012 and effective December 3, 2012, among SNC Holdings Corp., VeriTeQ Acquisition Corporation and VTQ IP Holdings Corporation (filed as Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.41

Non-Negotiable Secured Convertible Promissory Note dated December 3, 2012, between VeriTeQ Acquisition Corporation as Borrower and SNC Holding Corp. as Lender (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.42

First Amendment to Promissory Note, dated July 8, 2013, given by VeriTeQ Acquisition Corporation as Borrower in Favor of SNC Holding Corp.as Lender (filed as Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.43

Promissory Note, dated April 10, 2013, among VeriTeQ Acquisition Corporation as Borrower and Randolph Geissler/Donald Brattain as Lenders (filed as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.44

Promissory Note, dated October 11, 2013, between VeriTeQ Acquisition Corporation as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.45

Promissory Note, dated October 29, 2013, between the Registrant as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.46

Letter Agreement dated November 8, 2013, between VeriTeQ Acquisition Corporation and PositiveID Corporation (filed as Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.47

Securities Purchase Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.48

Form of Senior Convertible Note, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.49

Form of Warrant, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.50

Form of Registration Rights Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.51

Form of Lock-Up Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.52

Security Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.53

Guaranty, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.54*	Stock Purchase Agreement, dated November 21, 2013, by and among the Registrant and Hudson Bay Master Fund Ltd.

10.55

Promissory Note, dated January 8, 2014, between the Registrant as Borrower and Michael E. Krawitz as Lender (filed as Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.56

Promissory Note, dated January 16, 2014, between the Registrant as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.57

Promissory Note, dated January 16, 2014, between the Registrant as Borrower and Randolph K. Geissler as Lender  (filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.58

Promissory Note, dated February 4, 2014, between the Registrant as Borrower and Corbin Properties LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2014)

10.59

Employment Agreement between the Company and Michael E. Krawitz effective January 31, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2014)

10.60*	Development and Supply Agreement, dated September 21, 2012 by and between VeriTeQ Acquisition Corporation and Establishment Labs, S.A.

10.61*	Letter Agreement between the Registrant and the Buyers of Digital Angel Radio Communications Limited effective January 30, 2014

10.62*	Promissory Note, dated March 4, 2014, between the Registrant as Borrower and Daniel Penni as Lender

10.63*	Springing Promissory Note, dated March 6, 2014, between the Registrant as Borrower and James Rybicki Trust as Lender

10.64*	Springing Promissory Note, dated March 5, 2014, between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender

10.65*	Springing Promissory Note, dated March 10, 2014 between the Registrant as Borrower and William Caragol as Lender

10.66*	Springing Promissory Note, dated March 20, 2014 between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender

21.1*	List of Subsidiaries

23.1*	Consent of EisnerAmper LLP

31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2*	Certification by Michael E. Krawitz, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1*	Certification by Scott R. Silverman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Michael E. Krawitz Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

VERITEQ CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2013 and for the period from December 14, 2011 (Inception) to December 31, 2013	F-4

Consolidated Statement of Comprehensive Loss for each of the years in the two-year period ended December 31, 2013 and for the period from December 14, 2011 (Inception) to December 31, 2013	F-5

Consolidated Statements of Stockholders’ Deficit From December 14, 2011 (inception) to December 31, 2013	F-6

Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2013 and for the period from December 14, 2011 (Inception) to December 31, 2013	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VeriTeQ Corporation

We have audited the accompanying consolidated balance sheets of VeriTeQ Corporation (a development stage company, formerly known as Digital Angel Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from December 14, 2011 (inception) to December 31, 2013. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriTeQ Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 and from December 14, 2011 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses, and at December 31, 2013 had negative working capital and a stockholders’ deficit. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

April 15, 2014

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$13	$183
Restricted cash	882	—
Inventory	21	—
Other receivable	171	—
Other current assets	96	—
Total current assets	1,183	183

Property and equipment, net	4	—
Other assets	14	—
Intangible assets, net	7,018	7,612
Total assets	$8,219	$7,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $60 and $232 to related parties, respectively)	$467	$326
Accounts payable	854	82
Accrued expenses (including $1,764 and $724 to related parties, respectively)	2,718	1,072
Due to related party under shared services agreement	211	138
Total current liabilities	4,250	1,618

Commitments and contingencies
Note payable to related party, net of discount	—	78
Subordinated convertible debt with an embedded convertible option, at fair value	4,925	2,137
Warrant liabilities	6,114	—
Contingent consideration – Estimated royalty obligations	3,940	4,000
Total liabilities	19,229	7,833

Stockholders’ deficit:
Preferred Stock ($10 par value; shares authorized 5,000; 0 shares issued and outstanding)	—	—
Common shares ($.01 par value; shares authorized 50,000; shares issued and outstanding, 9,459 and 7,021, respectively)	95	70
Additional paid-in-capital	5,595	1,515
Accumulated deficit during the development stage	(16,700)	(1,623)
Total stockholders’ deficit	(11,010)	(38)
Total liabilities and stockholders’ deficit	$8,219	$7,795

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statements of Operations

 (in thousands, except per share data)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From December 14, 2011 (Inception) to December 31, 2013

Sales	18	—	18
Cost of goods sold	7	—	7

Gross margin	11	—	11

Operating Expenses:

Selling, general and administrative expenses	$5,994	$2,064	$8,076
Depreciation and amortization expense	595	208	803
Total operating expenses	6,589	2,272	8,879
Other expense	4,164	—	4,164
Interest expense	4,335	133	4,468

Loss before income taxes	(15,077)	(2,405)	(17,500)
Benefit for income taxes	—	800	800

Net loss	$(15,077)	$(1,605)	$(16,700)

Net loss per common share — basic and diluted	$(1.75)	$(0.25)	—

Weighted average number of common shares outstanding — basic and diluted	8,607	6,529	—

See the accompanying notes to consolidated financial statements.

VERRITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

 (in thousands)

	Year Ended December 31,		From December 14, 2011 (Inception) to December 31, 2013
	2013	2012
Net loss	$(15,077)	$(1,605)	$(16,700)
Comprehensive loss	$(15,077)	$(1,605)	$(16,700)

During the quarter ended December 31, 2013, we reclassified $54 thousand related to the unrealized loss on of marketable securities held for sale from other accumulated comprehensive loss to net loss as a result of the sale of the marketable securities in November 2013.

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Period from December 14, 2011 (Inception) to December 31, 2013

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit during development	Total Stockholders’
	Number	Amount	Number	Amount	Capital	stage	Deficit
December 14, 2011 (Inception)
Net loss	__	__	—	—	—	$(18)	$(18)
Balance, December 31, 2011	__	__	—	—	—	(18)	(18)

Net loss	—	—	—	—	—	(1,605)	(1,605)
Issuances of common stock for founders shares, January 2012			5,563	56	(56)	—	—
Issuance of common stock and assumption of stock options for acquisition, January 2012	—	—	763	8	752	—	760
Issuance of common stock to investors, April 2012	—	—	218	2	78	—	80
Issuance of common stock and warrants to investor, June 2012	—	—	41	—	15	—	15
Issuance of common stock for shared services, June 2012	—	—	436	4	156	—	160
Issuance of common stock warrants in connection with convertible note payable, September 2012	—	—	—	—	33	—	33
Beneficial conversion feature of convertible note payable, September 2012	—	—	—	—	33	—	33
Issuance of common stock warrants in connection with convertible notes payable, October 2012	—	—	—	—	34	—	34
Beneficial conversion feature of convertible notes payable, October 2012	—	—	—	—	34	—	34
Issuance of common stock warrants in connection with convertible notes payable, December 2012	—	—	—	—	41	—	41
Beneficial conversion feature of convertible notes payable, December 2012	—	—	—	—	41	—	41
Share-based compensation	—	—	—	—	354	—	354

Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$(38)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Period from December 14, 2011 (Inception) to December 31, 2013

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$(38)
Net loss	—	—	—	—	—	(15,077)	(15,077)
Issuance of restricted stock for compensation, January 2013			859	9	(9)	—	—
Issuance of common stock and warrants for note conversion, March 2013	—	—	95	1	194	—	195
Issuance of warrants in connection with note payable, April 2013	—	—	—	—	35	—	35
Issuance of common stock and warrants for note conversion, June 2013	—	—	221	2	439	—	441
Issuance of common stock to investor, June 2013	—	—	19	—	25	—	25
Acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation) common stock, July 2013	—	—	1,029	10	925	—	935
Issuance of Series C Preferred Stock to VeriTeQ shareholders in exchange for their common stock, July 2013	411	4,108	(8,215)	(82)	(4,026)	—	—
Issuance of common stock for investment advisory services, July 2013	—	—	42	1	62	—	63
Issuance of common stock from conversion of preferred stock, October 2013	(411)	(4,108)	8,215	82	4,026	—	—
Adjust for cash paid in lieu of fractional shares, October 2013	—	—	(7)	—	(16)	—	(16)
Issuance of common stock for partial note conversion, October 2013	—	—	17	—	25	—	25
Issuance of common stock for investor relations services, October 2013	—	—	33	1	90	—	91
Issuance of common stock for investor relations services, November 2013	—	—	130	1	262	—	263
Share-based compensation	—	—	—	—	2,048	—	2,048

Balance, December 31, 2013	—	$—	9,459	$95	$5,595	$(16,700)	$(11,010)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From December 14, 2011 (Inception) to December 31, 2013

Cash flows from operating activities:

Net loss	$(15,077)	$(1,605)	$(16,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	2,048	354	2,402
Depreciation and amortization	595	208	803
Non-cash interest expense	3,873	118	3,991
Change in fair value of subordinated convertible debt	2,788	—	2,788
Change in fair value of warrants	720	—	720
Deferred income tax benefit	—	(800)	(800)
Issuance of common stock for investment advisory and investor relation services	417	—	416
Issuance of warrants for contract amendment	550	—	550
Realized loss on sale of marketable securities, available-for-sale	107	—	107
Change in other receivable	54	—	54
Change in other current assets	(72)	—	(72)
Change in accounts payable, accrued expenses and liability under shared services agreement	2,053	1,413	3,485
Change in other assets	(10)	—	(10)
Net cash used in operating activities	(1,954)	(312)	(2,266)

Cash flows from investing activities:
Purchases of fixed assets	(4)	—	(4)
Sale of marketable securities, available-for-sale	133	—	133
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	818	—	818
Net cash provided by investing activities	947	—	947

Cash flows from financing activities:
Proceeds from the issuances of notes payable and warrants, net of repayments of $100 in 2013	60	400	460
Proceeds from the issuance of common stock to investors	25	80	105
Proceeds from the issuance of senior convertible debt	1,650	—	1,650
Change in restricted cash	(882)	—	(882)
Cash paid in lieu of fractional shares	(16)	—	(16)
Proceeds from the issuance of common stock and warrants to investor	—	15	15
Net cash provided by financing activities	837	495	1,332

Net (decrease) increase in cash	(170)	183	13
Cash --- Beginning of period	183	—	—
Cash — End of period	$13	$183	$13

Supplemental disclosure of cash flow information:
Interest paid	—	—	—
Income taxes paid	—	—	—

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

These consolidated financial statements and notes thereto, include the financial statements of VeriTeQ Corporation (“VC”), formerly known as Digital Angel Corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation formed on December 14, 2011. VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of a share exchange agreement (the “Exchange Agreement”), as more fully discussed below. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, a Florida corporation, from PositiveID Corporation (“PSID”), a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VC, VAC and VAC’s subsidiaries are referred to together as, “VeriTeQ,” “the Company,” “we,” “our,” and “us”. Our business consists of ongoing efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We are in the development stage, have incurred operating losses since our inception and have a working capital deficit. Failure to raise capital to fund our operations and generate positive cash flow to fund such operations will have a material adverse effect on our financial condition. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We need to raise additional funds to fund our operations till we begin to ship our products and we may not be able to obtain debt or equity funding at all or if available, they may not be on favorable terms.

Although we had negative working capital at December 31, 2013, we are hopeful that we will be able to generate enough cash from capital raises, business operations as we begin to ship our products, additional issuances of promissory notes to related parties and others and through other investing and financing sources as well as from our ability to delay certain salary and bonus payments to senior management until funds are available and to undertake other cash management initiatives, including working with our vendors to continue to allow us to extend payment terms in order to operate our business for the twelve months ending December 31, 2014. In November 2013, we entered into a $1,816,667 convertible debt financing as more fully described in Note 5, which matures on November 13, 2014. Under the terms of the financing, $750,000 of the proceeds were required to be placed in restricted bank accounts. In addition, $132,500 of proceeds from the sale of marketable securities that we sold under the terms of a securities purchase agreement with one of the investors was required to be placed in the restricted accounts. Thus, the restricted funds totalled $0.9 million at December 31, 2013. Per the terms of the financing, the restricted funds were to be applied to pay any redemption or other payments due under the applicable note to the applicable holder from time to time with a portion of the restricted funds to be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. However, to provide the Company with additional liquidity, on April 3, 2014, certain investors allowed the transfer of approximately $145,000 of the restricted funds to our operating account.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the cash that will be required to grow our business operations and to service our debt. Failure to have the funds held in the restrictive bank accounts released to us, to raise additional capital to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

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

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

The Series C Preferred Stock consisted of 500,000 authorized shares, 410,759 of which were issued and outstanding through October 17, 2013. The shares of Series C Preferred Stock issued to VAC’s shareholders in connection with the Share Exchange, by their principal terms:

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

As a result of the Reverse Stock Split, all share information in this Annual Report has been restated to reflect the Reverse Stock Split as if it had occurred at the beginning of the periods presented, where appropriate.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities ("ASC 915-10") and its success depends on its ability to obtain financing and realize its marketing efforts. To date, the Company has generated only a small of revenue, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 14, 2011 (Inception) through December 31, 2013, the Company has accumulated losses of approximately $17 million.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in determining the lives of long-lived assets, in Black-Scholes-Merton (“BSM”) valuation models in estimating the fair value of stock-based compensation, promissory notes with an embedded convertible option and royalty obligations and in determining valuation allowances for intangible assets, deferred tax assets, among others.

Concentration of Credit Risk

We maintained our domestic cash in two financial institutions during the year ended December 31, 2013. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. At times, cash balances may exceed the federally insured limits.

Inventory

Inventory consisted of purchased finished goods at December 31, 2013. We did not have inventory on hand at December 31, 2012. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO)” cost method, or market.

Property and Equipment

Property and equipment, consisting primarily of computer equipment, and are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets (generally three years for computer equipment and 10 years for other equipment). Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $1,000 and nil, respectively.

Intangible Assets

We account for intangible assets in accordance with the Intangibles — Goodwill and Other Topic of the Codification. Intangible assets deemed to have an indefinite life, such as goodwill, are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. We do not have any intangible assets with indefinite lives.

We have intangible assets consisting of technology, customer relationship and trademarks, which are more fully discussed in Note 2 and 3. These intangible assets are amortized over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. We believe that no impairment of our intangible assets existed as of December 31, 2013.

Stock-Based Compensation

At December 31, 2013, we had five stock-based employee compensation plans which are described more fully in Note 7. In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Income Taxes

We recognize of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. We recognize and measure uncertain tax positions through a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Since we have incurred losses attributable to common stockholders, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options, warrants and convertible notes payable to the extent that the average fair value of our common stock for each period is greater than the exercise/conversion price of the derivative securities.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective prospectively for our fiscal years, and interim periods within those years beginning after December 15, 2012. The adoption of this did not have a material impact on our financial statements.

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

2. Acquisitions

Acquisition	Dates Acquired	Acquisition Price	Intangible Assets Acquired	Description of Assets
(in thousands)
PositiveID Animal Health Corporation	1/11/12	$1,200	$2,000	Implantable RFID medical device technologies
Bio Sensor patents from PSID	8/28/12	—	—	Assignment of bio sensor patents
Asset Purchase Agreement from SNC Holding Corp.	12/3/12	$5,820	$5,820	Radiation dose monitoring technology for healthcare industry
VeriTeQ Corporation	7/08/13	$935	$—	Cash, marketable securities and receivables, among others

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

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

Under the terms of the stock purchase agreement, VAC: (i) exchanged 0.8 million shares of its common stock, valued at approximately $0.3 million for the 5.0 million shares of outstanding stock of PAH; (ii) assumed the obligations under outstanding common stock options to acquire 6.9 million shares of PAH, which it converted into stock options to acquire 6.9 million shares of VAC’s common stock and on October 18, 2013, converted into approximately 1.3 million shares of VC’s common stock; (iii) issued a promissory note payable to PSID in the principal amount of $0.2 million with a stated interest rate of 5% per annum (the “PSID Note”); (iv) assumed obligations under an existing development and supply agreement ; and (v) agreed to make royalty payments to PSID as more fully discussed below. VAC recorded a discount on the PSID Note of $60 thousand using a discount rate of approximately 11.9%. The stock options assumed, which have an exercise price of $0.05 per share, after conversion into VC stock, were valued at $0.5 million based on the BSM valuation model using the following assumptions: expected term of 8.2 years, expected volatility of 126%, risk-free interest rate of 1.50%, and expected dividend yield of 0%.

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

On June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VAC meeting certain minimum royalty requirements, which were amended during 2013 as more fully discussed in Note 10.

The total purchase price of PAH was allocated as follows (in thousands):

Intangible Assets:
Technology	$1,500
Customer relationship	500
Deferred tax liability	(800)
Net	$1,200

 VAC paid for this acquisition as follows:

4.0 million shares of common stock issued and assumption of PAH options	$760
Estimated royalty obligations	300
Promissory note, net	140
$1,200

Based on our estimates of the amount of royalty payments that we expect to pay under the MedComp agreement at the date of acquisition, we have accrued $0.3 million.

In determining the purchase price for PAH, VAC considered various factors including: (i) projected revenue streams from the assets acquired; (ii) the potential revenue stream from the existing customer relationship; and (iii) the opportunity for expanded research and development of the product offerings and the potential for new product offerings.

PAH had no business operations or process prior to the acquisition, and, accordingly, the acquisition was treated as an acquisition of assets and unaudited pro forma results of operations for the year ended December 31, 2012 is not presented. The assets acquired and consideration paid are recorded at their fair value on the date of the acquisition.

See Note 10 for a discussion of a shared services agreement between VAC and PSID.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

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

VeriTeQ Acquisition Corporation Asset Purchase Agreement with SNC Holding Corp.

In December 2012, VAC entered into an asset purchase agreement and a royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note, in the principal amount of $3.3 million and agreed to make royalty payments based on a percentage of revenue earned from the technology acquired. In addition, under the terms of sublicense agreement related to the technology, VAC made a $20 thousand sublicense payment in February 2013 and agreed to make minimum sublicense payments aggregating $0.2 million over the period from June 2014 to March 2017. The promissory note is convertible into one-third of the beneficial stock ownership of VC held by our CEO, or approximately 2.2 million shares at December 31, 2013. The promissory note was recorded at its initial estimated fair value of approximately $2.1 million and is being re-valued at each reporting period with changes in the fair value recorded as other expense/income (see Notes 5 and 6 for a further discussion of the current fair value of the promissory note). The total purchase price, including estimated royalty obligations of $3.7 million, was approximately $5.8 million. In connection with the asset purchase agreement with SNC Holding Corp., VAC entered into a security agreement whereby certain intellectual property purchased thereunder, including intellectual property related to its dosimeter products, would revert to SNC Holding Corp. in the event of: (i) a default under the promissory note; (ii) failure to pay the minimum royalty obligations; (iii) failure to perform its obligations with respect to commercializing the intellectual property acquired; or (iv) the occurrence of an unauthorized issuance of VTQ IP Holding Corporation’s capital stock. The unamortized balance of the intellectual property related to our dosimeter products was $5.4 million as of December 31, 2013.

The total purchase price of the assets acquired was allocated as follows (in thousands):

Intangible Assets:
Technology	$5,370
Trademarks	450
Total	$5,820

VAC paid for this acquisition as follows:

Estimated royalty obligations	$3,700
Note at fair value	2,100
Assumption of liabilities	20
Total	$5,820

The estimated fair value of the acquired intangible assets as presented above were determined using discounted cash flow methodology as more fully discussed in Note 3. The assets acquired and the consideration paid is recorded at their fair value on the date of acquisition.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

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

Included in the selling, general and administrative expenses for the year ended December 31, 2013 is $0.4 million of expenses related to the VeriTeQ transaction.

The results of VC have been included in the consolidated statement of operations since July 8, 2013, the date of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2013 and 2012 are included below. Such pro forma information assumes that the VC acquisition had occurred as of January 1, 2012. This summary is not necessarily indicative of what our result of operations would have been had VC been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net operating revenue	$18	$—
Net loss	$(15,453)	$(3,958)
Net loss per common share – basic and diluted	$(1.69)	$(0.52)

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

3. Intangible Assets

Intangibles and other assets consist of the following:

	December 31, 2013	December 31, 2012	Lives (in years)
	(in thousands)	(in thousands)
Technology, net of accumulated amortization of $627 and $136	$6,244	$6,734	14
Customer relationship, net of accumulated amortization of $141 and $69	359	431	7
Trademarks, net of accumulated amortization of $35 and $3	415	447	14
	$7,018	$7,612

Estimated amortization of intangible assets for the years ending December 31 is as follows (in thousands):

2014	594
2015	594
2016	594
2017	594
2018	594
Thereafter	4,048

$7,018

Amortization of intangibles charged against income amounted to $0.6 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

The estimated fair value of the acquired intangible assets of the acquisitions discussed in Note 2 were determined on the basis of patents and other proprietary rights for technologies, contract lives and estimated revenue, customer relationship and other factors related to forecasted results, including revenue growth rates of 55% - 358% and using discounted cash flow methodology using discount rates ranging from 25% to 45%. Under this method, we estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

4. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	December 31, 2013	December 31, 2012
	(in thousands)
Accrued payroll and payroll related	$1,734	$709
Accrued legal	445	291
Accrued other expenses	539	72
Total accrued expenses	$2,718	$1,072

5. Notes Payable and Restricted Cash

Financing Transaction

On November 13, 2013, we entered into the securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Investors”), relating to the private placement of $1,816,667 in principal amount of senior secured convertible promissory note, or the Notes. The Notes were issued with an original issue discount of $166,667 and the aggregate purchase price of the Notes was $1,650,000. Notwithstanding the purchase price of $1,650,000, $150,000 of the purchase price was be deemed paid at the closing by the cancellation of $150,000 of obligations owed by the Company to the placement agent as more fully discussed below. Therefore, the Notes were issued for a cash purchase price of $1,500,000, and with warrants to purchase up to 2,422,222 shares of our common stock, on the terms set forth below.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

In connection with the financing, we agreed to allow our placement agent to participate in the offering for $150,000 in lieu of our obligation to pay the placement agent a cash fee of $150,000. In addition, the placement agent will receive 5% of the aggregate cash exercise price received by us upon exercise of any Warrants in the offering, and they received 222,222 Warrants entitling them to purchase 222,222 shares of common stock as part of their placement agent fee. Thus, the aggregate number of Warrants issued in the financing was 2,644,444.

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

Proceeds Received and Restricted Cash

At Closing, we received proceeds, net of $115,000 of the investors expenses that were paid for by the Company, of $635,000 and approximately $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each investors note balance. The restricted funds will be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. Pursuant to the terms of the financing, a portion of the restricted funds will be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. Per the term of the securities purchase agreement, we were required upon the sale of 50,000 shares of MGT Capital Investments Inc.’s common stock that we owned to place the proceeds from the sale into the restricted bank accounts on a pro rata basis. Accordingly, on November 21, 2013, upon the sale of the 50,000 shares of MGT’s common stock under the terms of a stock purchase agreement, we placed approximately $132,500 into the restricted accounts. The balance in the restricted bank accounts totals approximately $0.9 million at December 31, 2013. On April 3, 2014, certain investors transferred approximately $145,000 of the restricted funds to our operating account as more fully discussed in Note 14.

The Purchase Agreement provides, among other things, that we will (i) not enter into a variable rate transaction at any time while the Notes are outstanding, and (ii) for a period of two years from the date of the Closing, allow the Investors to participate in the purchase of their respective pro rata portion of no less than 50% of the securities offered by us in any future financing transactions.

Description of the Notes

The Notes will mature on the first anniversary of the Closing. No interest shall accrue on the Notes unless there is an event of default (as defined in the Notes), in which case interest on the Notes shall commence accruing daily at a rate of eighteen percent (18%) per annum.

The Notes may be converted into our common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of our common stock. The Conversion Price of the Notes is $0.75. If and whenever after the Closing we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price. The Conversion Price is subject to adjustment upon the following events:

●  if we pay a stock dividend or otherwise make a distribution on any class of capital stock that is payable in shares of common stock;

●  if we subdivide (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of our then outstanding shares of common stock into a larger number of shares; or

●  if we combine (by combination, reverse stock split or otherwise) one or more classes of our then outstanding shares of common stock into a smaller number of shares.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

In each such case the Conversion Price will be multiplied by the following fraction: (i) the number of shares of common stock outstanding immediately before such event and (ii) the number of shares of common stock outstanding immediately after such event.

The Notes rank senior to our indebtedness and are secured by a perfected first lien security interest in all of the Company’s and its subsidiaries assets except certain assets of VTQ IP Holding Corporation (IP related to the Company’s dosimeter business) and certain intellectual property assets of PAH (IP related to the Company’s UDI business), which are secured by a second priority lien. The Notes contain certain covenants and restrictions, including, among others, that, for so long as the Notes are outstanding, we will not incur any indebtedness except permitted indebtedness, permit liens on its properties (other than permitted liens under the Notes), make dividends or transfer certain assets.

If we issue options, convertible securities, warrants or similar securities to holders of our common stock, each holder of a Note has the right to acquire the same as if it had converted its Note into common stock.

Description of the Warrants

The Warrants became exercisable at issuance and entitle the Investors to purchase shares of our common stock for a period of five years at an initial exercise price of $2.84 per share. The Exercise Price is subject to adjustment.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

If we are prohibited from issuing shares of our common stock upon exercise of the Warrants due to our failure to have sufficient authorized shares of common stock we will be required to pay cash for the shares we would be required to issue upon exercise of the Warrants at a price per share equal to the greatest closing sale price of the common stock on any trading day commencing on the date the holder provides the exercise notice and ending on the date of payment multiplied by the number of unavailable shares. If the holder of the Warrants purchased shares to deliver upon sale of the shares underlying the Warrants, we will also have to pay any brokerage commissions and other expenses incurred by the holder.

The Warrants include cashless exercise provisions in the event a registration statement is not effective.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

Lock-Up Agreements

As a condition to the sale of the securities, the Company's executive officers, management and directors entered into lock-up agreements pursuant to which they agreed not to sell, pledge, hypothecate or otherwise transfer their shares for a period of 12 months commencing on the date of the Closing, subject to certain exceptions for estate planning and similar purposes.

Notes payable and long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)
PSID Note for $200 dated January 11, 2012, bears interest at 5% per annum, net of discount of $0 and $43 was originally payable in monthly instalments beginning January 11, 2013 through December 11, 2014. Note was amended in July 2013 to allow for conversion into common stock and extend payment terms. After the note was partially converted into common stock in October 2013, PSID assigned the note to a group of lenders in November 2013. The Company issued 300 warrants to PSID in connection with a letter agreement entered into in November 2013(2)(3)	$175	$157
Convertible term note for $125 issued September 25, 2012 net of discount of $31, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per share and matures on March 31, 2013. Note was issued with warrants to acquire 40 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in March 2013. An additional 40 warrants with an exercise price of $1.57 per share were granted in March 2013 as an inducement to the conversion.(2)	—	94
Convertible term note for $125 issued October 12, 2012, net of discount of $39, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per shares and matures April 10, 2013. Note was issued with warrants to acquire 40 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in June 2013. An additional 40 warrants with an exercise price of $1.57 per share were granted in June 2013 as an inducement to the conversion.(1)(2)	—	86
Convertible term note for $100 issued December 31, 2012, net of discount of $55, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per share and matures June 30, 2013. Note was issued with warrants to acquire 29 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in June 2013. An additional 29 warrants with an exercise price of $1.57 per share were granted in June 2013 as an inducement to the conversion.(1) (2)	—	45
Convertible term note for $50 issued December 31, 2012, net of discount of $28, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per shares and matures June 30, 2013. Note was issued with warrants to acquire 14 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in June 2013. An additional 14 warrants with an exercise price of $1.57 per share were granted in June 2013 as an inducement to the conversion.(1) (2)	—	22
Demand note for $80 issued October 11, 2013 to CEO, bears interest at 5% per annum, partially repaid in November 2013(1)	30	—
Demand note for $30 issued October 29, 2013 to CEO, bears interest at 5% per annum(1)	30	—
Senior Secured Convertible Notes issued November 13, 2013 for $1,817, net of discount of $1,585, to group of institutional investors, are convertible into shares of common stock at $0.75 per share and mature November 13, 2014. Notes were issued with warrants to acquire 2,644 shares of common stock with an exercise price of $2.84 per share (2)	232	—

Total notes payable	467	404
Less: Current maturities	467	326

Note payable long-term	$—	$78

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$4,925	$2,137

(1) These notes have been issued to related parties. For additional discussion, see Note 10.

(2) The warrants are more fully described in Note 7.

(3) This note when originally issued was issued to a related party. See Note 10 for additional discussion.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

The scheduled payments due based on maturities of current and long-term debt and at December 31, 2013 are presented in the following table:

Year:	Amount
	(in thousands)
2014	1,877	(1)
2015	3,300

Total payments	$5,177

(1)	The PSID Note, which has been assigned to various investors, is only convertible into stock and, thus, is not included in the scheduled payments due in 2014 in the table above.

Interest expense was approximately $4.3 million for the year ended December 31, 2013. This includes approximately $3.4 million for the value of warrants issued in connection with debt, including $0.4 million associated with the warrants issued as a placement agent fee, approximately $0.4 million of debt issue costs, which were expensed as incurred, approximately $0.3 million of debt discount accretion and approximately $0.1 million for shares issued to as an inducement to convert notes during 2013.

Interest expense was $0.1 million during the year ended December 31, 2012 of which approximately $31 thousand related to the accretion of beneficial conversion feature of the convertible notes. We did not incur any interest expense from December 14, 2011 (inception) to December 31, 2011.

Given the significant amount of non-cash interest expense associated with the value of the warrants issued in connection with debt, the weighted average effective interest rate for the year ended December 31, 2013 is not a meaningful number. The weighted average effective interest rate was 37.62% for the year ended December 31, 2012.

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

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

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

During the year end December 31, 2013, we had a short-term investment (marketable securities), which we valued using Level 1 inputs. The marketable securities were sold in November 2013. During the year ended December 31, 2013, the subordinated convertible note issued to SNC Holdings Corp., which has a convertible option embedded in the note, warrant liabilities and the estimated royalty obligations were valued using Level 3 inputs, and for the year ended December 31, 2012, the note issued to SNC Holdings Corp. and the royalty obligations were valued using Level 3 inputs. The changes in fair value of the subordinated convertible note and the warrant liability during 2013 are reflected in other expense for 2013. There was no change in the estimated fair value of the royalty obligations.

Notes Payable and Long-Term Debt

The carrying amount approximates fair value based on management’s estimate of the applied discount rates and fair value adjustments. The subordinated convertible note with an embedded conversion option was discounted at 22.8% at December 31, 2012. Subsequently, we have valued the subordinate convertible note based on the market value of the shares of our common stock into which it is convertible at each period end.

Warrant Liabilities

The carrying amounts approximate management’s estimate of the fair value of the warrant liabilities at December 31, 2013 based on the BSM valuation model and using the following assumptions: expected term of 4.87 years, expected volatility of 155%, risk-free interest rates of 1.75%, and expected dividend yield of 0%.

Estimated Royalty Obligations

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$4,925	$—	$—	$2,137
Warrant liabilities	$—	$—	$6,114	$—	$—	$—
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2013:

	Subordinated Note with Convertible Option	Warrant Liabilities	Estimated Royalty Obligations

Balance at December 31, 2012	$2,137	$—	$4,000
Issuances of warrants accounted for as liabilities	—	5,394	—
Change in fair value	2,788	720	—

Balance at December 31, 2013	$4,925	$6,114	$4,000	**

** Includes $60 thousand of current royalty obligations included in accrued expenses at December 31, 2013.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

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

The Series C Preferred Stock consists of 500,000 authorized shares. The shares of Series C Preferred Stock issued to VAC’s shareholders in connection with the Share Exchange, by their principal terms:

(a)

converted into a total of 8,215,184 Conversion Shares, constituting approximately 88% of the issued and outstanding shares of common stock of VC, following the “Reverse Stock Split” on October 18, 2013 (as more fully discussed below);

(b)	have the same voting rights as holders of VC’s common stock on an as-converted basis for any matters that are subject to stockholder vote;
(c)	are not entitled to any dividends; and
(d)	are to be treated pari passu with the common stock on liquidation, dissolution or winding up of VC.

Common Stock

In July 2013, we issued 41,667 shares of our common stock to an investment advisory firm for services rendered for an aggregate value of $62,500. The shares were valued at the fair market value of the stock on the date of issuance which was $1.50 per share.

On October 18, 2013, VC filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware effecting a one-for-thirty reverse stock split of its common stock (the “Reverse Stock Split”) and a name change to VeriTeQ Corporation. The reverse stock split became effective on October 18, 2013, and every thirty (30) shares of VC's issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of VC's common stock, without any change in the par value per share. The Certificate of Amendment provides that no fractional shares will be issued. Stockholders of record who otherwise would be entitled to receive fractional shares will receive, in lieu thereof, a cash payment based on the volume weighted average price of the Company's common stock as reported on October 21, 2013 on the OTC Markets. All shares and options amounts have been adjusted accordingly for all periods presented in the Annual Report.

Pursuant to the terms of a July 8, 2013 letter agreement between PSID and the Company, we agreed to issue shares of our common stock as repayment of the PSID Note. Accordingly, in October 2013, we issued approximately 16,666 shares of common stock in connection with a partial repayment of the PSID Note, and we agreed to issue an additional 135,793 shares of our common stock in full repayment of the PSID Note. These share issued by us to PSID in October 2013 were issued in private placement in reliance upon the exemption from the registration requirements set forth in the Act provided for in Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated by the SEC thereunder. In connection with the November 13, 2013 financing described in Note 5, PSID assigned the PSID Note to certain investors.

In October and November 2013, we issued 163,333 shares of common stock to three investor relation firms for services rendered for an aggregate value of approximately $0.4 million. The shares were valued at the fair market value of the stock on the dates of issuance which were $2.70, $2.10 and $2.00.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

At December 31, 2013, VC had authorized 50.0 million shares of common stock of which approximately 9.5 million were issued and outstanding. Of the 9.5 million issued and outstanding shares of common stock at December 31, 2013, 5.7 million were beneficially owned by our Chief Executive Officer.

Warrants

We have issued warrants exercisable for shares of common stock for consideration, as follows (in thousands, except exercise price):

Series/ Issue Date	Warrants Authorized	Warrants Issued	Exercised/ Forfeited	Balance December 31, 2013	Exercise Price	Exercisable Period (years)
Series A /June 2012	95	95	—	95	$0.37	3
Series B / September 2012	40	40	—	40	$1.57	3
Series C / October 2012	40	40	—	40	$1.57	3
Series D / December 2012	14	14	—	14	$1.57	5
Series E /December 2012	29	29	—	29	$1.57	5
Series F / March 2013	40	40	—	40	$1.57	3
Series G / April 2013	95	95	—	95	$1.31	3
Series H / June 2013	83	83	—	83	$1.57	3
Series VT a/ November 2013	2,644	2,644	—	2,644	$2.84	5
Series VT b/ November 2013	300	300	—	300	$2.84	5
	3,380	3,380	—	3,380

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

The Series B, C, D, E, F, G and H warrants were issued in connection with promissory notes. The promissory note issued in April 2013 in connection with the series G warrants was repaid during 2013. The promissory notes issued in connection with the series B,C,D, E, F and H warrants are more fully described in Note 5. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The total value of these warrants of approximately $0.3 million was amortized to interest expense over the life of the promissory notes and accordingly, we recorded approximately $0.3 million and $31 thousand of non-cash interest expense related to these warrants during the years ended December 31, 2013 and 2012, respectively.

The Series VTa warrants were issued on November 13, 2013 in connection with senior secured convertible notes, which are more fully described in Note 5. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. In addition, if we issue or sell any shares of our common stock, except certain specified issuances pursuant to the Company’s stock plans or the issuance of common stock pursuant to agreements existing on November 13, 2013, at a price per share, or the New Exercise Price, less than the Exercise Price in effect immediately before the issuance or sale, then immediately after such dilutive issuance, the Exercise Price will be reduced to the New Exercise Price. If there is an adjustment to the Exercise Price as a result of any of the dilution events specified in the Warrant agreements, the number of shares of common stock that may be purchased upon exercise of the Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable for the adjusted number of shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment (without regard to any limitations on exercise).

The Series VTb warrants were issued November 13, 2013 to PSID in connection with a letter agreement between the Company and PSID as more fully discussed in Note 10. The terms of the Series VTb warrants are identical to the Series VTa warrants.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

We determined the value of the warrants issued in 2012 and 2013 on the issuance dates utilizing the following assumptions in the BSM valuation model:

Warrants Issued	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
June 2012	0.00%	126.00%	3	.34%	June 1, 2012
September 2012	0.00%	126.00%	3	.35%	September 25, 2012
October 2012	0.00%	126.00%	3	.35%	October 12, 2012
December 2012	0.00%	126.00%	5	.72%	December 31, 2012
March 2013	0.00%	126.00%	3	.38%	March 18, 2013
April 2013	0.00%	126.00%	3	.34%	April 10, 2013
June 2013	0.00%	126.00%	3	.52%	June 1, 2013
November 2013	0.00%	154.00%	5	1.41%	November 13, 2013

Stock Option Activity

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. Upon exercise of stock options, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding that have been reserved for issuance under our stock option plans. A summary of the status of our stock options as of December 31, 2013, and changes during the two years then ended, is presented below.

During 1999, we adopted the 1999 Flexible Stock Plan and the 1999 Employees’ Stock Plan. During 2003, we adopted the 2003 Flexible Stock Plan. The options granted under these plans have contractual terms ranging from six to ten years.

Under the 1999 Flexible Plan, the number of shares authorized to be issued or sold, or for which options, Stock Appreciation Rights (“SARs”), or Performance Shares may be granted to our officers, directors and employees is approximately 15,000. As of December 31, 2013, approximately 14,000 options have been granted, net of forfeitures, approximately 1,700 options are outstanding, and approximately 1,000 shares are available for future issuance. The options vest as determined by our board of directors and are exercisable over a period of five years.

The 1999 Employees’ Stock Purchase Plan authorizes the grant of options to employees who purchase shares of common stock. The number of shares authorized to be issued for which options may be granted is approximately 5,400. As of December 31, 2013, approximately 4,200 options have been granted, 1,100 are outstanding and 1,200 shares are available for grant.

Under the 2003 Flexible Plan, the number of shares authorized to be issued or sold, or for which options, SARs, or performance shares may be granted to our officers, directors and employees is approximately 133,000. As of December 31, 2013, approximately 93,000 options have been granted, net of forfeitures, approximately 29,000 are outstanding and approximately 41,000 shares are available for future issuances. The options vest as determined by our board of directors and are exercisable over a period of three to ten years.

Under the Digital Angel Transition Stock Option Plan, the number of shares authorized to be issued is approximately 61,000. As of December 31, 2013, approximately 40,000 shares have been granted, net of forfeitures, approximately 30,000 are outstanding, and approximately 21,000 remain available for issuance. The options vest as determined by the board of directors, and are exercisable over a period of three to nine years.

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

The aggregate number of shares of the Company’s common stock that may be subject to awards under the Plan, subject to adjustment upon a change in capitalization, is 5,000,000 shares. Such shares of common stock may be authorized, but unissued, or reacquired shares of common stock. Shares of common stock that were subject to Plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the Plan. At December 31, 2013, approximately 2.6 million options are outstanding, and approximately $2.4 million options remain available for issuance under this Plan.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

In addition, as of December 31, 2013, we have granted approximately 4,400 options, net of forfeitures, and have outstanding approximately 4,000 options which were granted outside of the above plans as an inducement to employment.

During the years ended December 31, 2013 and 2012, we granted 1.0 million and 0.5 million options, respectively. The weighted average fair values of the options granted during the years ended December 31, 2013 and 2012 were $1.33 and $0.90, respectively.

We account for our stock-based compensation plans in accordance with ASC 718-10, Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The weighted average values of the assumptions used to value the options granted in the year ended December 31, 2013 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.83%, and expected dividend yield of 0%. The weighted average values of the assumptions used to value the options granted in the year ended December 31, 2012 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.67%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of similar companies’ common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that we have never paid dividends and have no present intention to pay dividends.

During the years ended December 31, 2013 and 2012, we recorded $1.4 million and $0.4 million, respectively, in compensation expense related to stock options granted to our directors, employees and consultants (who provide corporate support services).

A summary of the stock option activity for our stock options plans for 2013 and 2012 is as follows (shares in thousands):

	2013		2012
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding on January 1	1,531	$0.31	—	$—
Granted	1,050	1.57	458	1.05
Assumed in PAH acquisition	—	—	1,307	0.05
Assumed in VC acquisition	75	344.15	—	—
Forfeited or expired	(28)	151.64	(234)	0.31
Outstanding at December 31	2,628	9.01	1,531	0.31

Exercisable at December 31(1)	1,579	13.95	1,264	0.05
Vested or expected to vest at December 31(2)	2,628	9.01	1,531	0.31
Shares available on December 31 for options that may be granted	2,503		1,684

(1)

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of our common stock was $2.29 at December 31, 2013 based upon the closing price on the OTC Market. As of December 31, 2013, the aggregate intrinsic value of options outstanding, exercisable and vested or expected to vest was $3.8 million, $3.0 million and $3.8 million, respectively.

(2)	The weighted average remaining contractual life for exercisable options is 6.27 years, and for options vested or expected to vest, is 5.41 years, as of December 31, 2013.

There were no stock option exercises during the years ended December 31, 2013 and 2012. The total fair value of options vested during the years ended December 31, 2013 and 2012, was approximately $0.4 million and nil, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under our plans, as all unvested options at December 31, 2013 vested on January 1, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

The following table summarizes information about our stock options at December 31, 2013 (shares in thousands):

			Outstanding Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0	to	$100	2,593	5.5	$1.03	1,544	$0.66
$101	to	$200	5	4.2	156.71	5	156.71
$201	to	$300	1	3.6	244.80	1	244.80
$301	to	$400	1	2.6	342.29	1	342.29
$401	to	$500	—	2.5	451.20	—	451.20
$501	to	$600	11	1.8	568.39	11	568.39
$601	to	$700	5	0.2	661.82	5	661.82
$701	to	$800	1	1.7	733.38	1	733.38
$801	to	$900	9	1.2	871.20	9	871.20
$901	to	$1,000	2	0.7	966.93	2	966.93
Total stock options			2,628	5.4	9.01	1,579	13.95

 As of December 31, 2013, 2.5 million shares were available for issuance under our plans.

Restricted Stock Grants

In January 2013, we issued approximately 0.9 million shares of our restricted common stock to a member of our senior management. This restricted stock vests in January 2015. The total value of the restricted stock of approximately $1.4 million is being expensed over the vesting period. During the year ended December 31, 2013, we recorded $0.7 million in compensation expense related to the restricted stock. We did not incur any restricted stock expense in 2012.

8. Income Taxes

The benefit for income taxes consists of:

	Year Ended December 31, 2013		Year Ended December 31, 2012
Current income tax benefit		$—	$—

Deferred income taxes benefit			800
Total income tax benefit	$	---	$800

We did not have an income tax (provision) benefit for the year ended December 31, 2013. The income tax benefit of $0.8 million for the year ended December 31, 2012 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with the PAH acquisition. We have incurred losses and therefore have provided a valuation allowance of approximately $2.9 million against our net deferred tax assets as of December 31, 2013.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2013	2012
Deferred tax assets:
Accrued compensation and stock-based compensation	$1,580	$401
Net operating loss carryforwards	1,961	454
Gross deferred tax assets	3,541	855
Valuation allowance	(2,905)	(152)
Deferred tax liabilities:
Amortization of intangible assets	(636)	(703)
Gross deferred tax liabilities	(636)	(703)
Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets increased by $2.8 million and $0.2 million in 2013 and 2012, respectively due primarily to interest and other expenses not currently deductible and net operating losses.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

At December 31, 2013, we had U.S. net operating loss carryforwards of approximately $5.1 million for income tax purposes, which expire in varying amounts through 2033. The amount of any benefit from our U.S. tax net operating losses is dependent on: (1) our ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. As a result of the VeriTeQ acquisition, which was a tax-free reorganization, we exceed the fifty percent threshold, and as a result, effective on July 8, 2013, the closing date of the VeriTeQ transaction, VC’s U.S. net operating losses became limited to approximately $0.5 million in the aggregate. Accordingly, under purchase accounting, we have eliminated all prior loss carryforwards generated by VC in excess of the amount that is not currently limited. In addition there may be limitations on VAC net operating losses under IRC Section 382 due to common stock issued since inception. Certain future transactions could cause a more than fifty percent ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2013	2012
	%	%

Statutory tax/(benefit) rate	(35)	(35)
State income taxes, net of federal benefits	(4)	(4)
Transaction costs not deductible	1	—
Interest and other expense not deductible	20	—
Change in deferred tax asset valuation allowance	18	6
	(--)	(33)

We did not have an unrecognized tax benefit at December 31, 2013 and 2012. We file income tax returns in the U.S. federal jurisdiction and various states in which we operate. We will file separate federal and state tax returns for VC and VAC for the periods prior to the VeriTeQ Transaction and consolidated tax returns for subsequent periods. We have not yet filed our U.S. federal and certain state tax returns for VC for 2013 and for VAC for 2013 and 2012 and we do not currently have any examinations ongoing. Tax returns for the years 2010 onwards are subject to federal, state or local examinations.

9. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	2013	2012
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(15,077)	$(1,605)
Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)(2)	8,607	6,529
Loss per share — basic and diluted
Total — basic and diluted	$(1.75)	$(0.25)

(1)	Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding.
(2)

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at December 31, 2013 and 2012 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

	December 31, 2013	December 31, 2012
	(in thousands)
Stock options	2,628	1,531
Warrants	3,380	218
Shares issuable upon conversion of convertible notes payable	4,709	2,308
	10,717	4,057

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

On November 8, 2013, we entered into a Letter Agreement (the “November Letter Agreement”) with PSID which further amended the terms of the several agreements between PSID and us.

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

(ii)

The elimination of minimum royalties payable to PSID under the APA in their entirety. In the event that royalty payments under the APA based on our attainment of certain sales levels are not at least $800,000 for the calendar year 2014, then we shall grant PSID Corporation a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents.

(iii)

An amendment to the PSID Note, with a principal and interest balance of $228,000 on September 30, 2013, to provide that no interest will accrue on the PSID Note from July 8, 2013 to September 30, 2013 and to include a conversion feature under which the PSID Note may be repaid, at our option, in VC’s common stock in lieu of cash.

(iv)

VC will grant PSID a warrant to purchase 300,000 shares of common stock at an exercise price of $2.84. The warrants will be exercisable for a period of five years. The terms and form of warrant will be the same as those granted to the Investors, which are more fully discussed in Note 5.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

Pursuant to the terms of the July Letter Agreement, on October 10, 2013, we issued approximately 16,666 shares of common stock to PSID in partial repayment of the PSID Note, and we agreed to issue an additional 135,793 shares of common stock. In connection with the November 2013 financing as more fully discussed in Note 5, the PSID note was assigned to certain investors.

As of December 31, 2013 and December 31, 2012, we owed PSID $0.2 million and $0.1 million, respectively under the SSA.

Accrued Expenses

Included in accrued expenses at December 31, 2013 and 2012 are approximately $1.6 million and $0.7 million, respectively, owed to the Company's officers and directors.

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

Notes Payable

During the years ended December 31, 2013 and 2012, we issued notes payable to certain directors, officers and a relative of a director. These notes are further discussed in Note 5. Subsequent to December 31, 2013, we issued notes payable to certain directors and officers. These notes are further discussed in Note 14.

11. Commitments and Contingencies

Rentals of space, a vehicle, and office equipment amounted to approximately $77 thousand and $11 thousand for the years ended December 31, 2013 and 2012, respectively. We did not incur rent expense from December 14, 2011 (inception) to December 31, 2011. We lease our headquarter office facility under a lease expiring in May 2018.

We have entered into employment agreements with Mr. Scott Silverman, our Chief Executive Officer, and Mr. Randolph Geissler, our President. Previously, Messrs. Silverman and Geissler had employment agreements with VAC.

Scott R. Silverman Employment Agreements

Effective January 1, 2012, Mr. Scott R. Silverman entered into the Employment and Non-Compete Agreement, or the 2012 Employment Agreement, with VAC. The 2012 Employment Agreement terminated five years from the effective date. The 2012 Employment Agreement provided for an annual base salary in 2012 of $300,000 with minimum annual increases of 10% of the base salary and an annual bonus equal to the annual base salary then in effect. Mr. Silverman was also entitled to an annual non-allocable expense payment of $45,000 each year and other fringe benefits. If Mr. Silverman’s employment was terminated prior to the expiration of the term of the 2012 Employment Agreement, Mr. Silverman was to receive (i) all earned but unpaid salary and bonuses; (ii) the greater of the base salary from the date of termination through December 31, 2016 or two times the base salary; and (iii) the average bonus paid by us to Mr. Silverman for the last three full calendar years (or such lesser time period if the 2012 Employment Agreement was terminated less than three years from the effective date), plus certain fringe benefits required to be paid by us. In addition, the 2012 Employment Agreement contained a change of control provision that provided for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, as defined in the 2012 Employment Agreement. Any outstanding stock options and restricted stock held by Mr. Silverman as of the date of his termination or a change of control became vested and exercisable as of such date, and remained exercisable during the remaining life of the option.

Mr. Silverman’s 2012 Employment Agreement was terminated effective July 8, 2013 at which time Mr. Silverman entered into a new employment agreement effective with the closing of Exchange Agreement, which was amended and restated on November 14, 2013, (the “Silverman Employment Agreement”) appointing Mr. Silverman as our chairman and chief executive officer, effective as of July 8, 2013 until December 31, 2016. Under the Silverman Employment Agreement, Mr. Silverman will receive a base salary of $330,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per annum during each calendar year of the term. Accordingly, Mr. Silverman’s salary was increased to $346,500 beginning January 1, 2014. During the term, Mr. Silverman will be eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the compensation committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Silverman and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value. Mr. Silverman is also entitled to (i) an annual non-allocable expense payment of $30,000 payable in two equal instalments on or before April 1st and October 1st of each year; (ii) the Company shall, at its option, either lease for Mr. Silverman an automobile, or reimburse Mr. Silverman for the lease or financing payments incurred by Mr. Silverman on his automobile, the amount of such reimbursement to be reasonably comparable to the current cost of Mr. Silverman’s current automobile. The Company shall reimburse car-related expenses; (iii) the Company shall, at its option, either provide to Mr. Silverman disability insurance that provides standard disability coverage and terms, in an amount of at least equal to $22,500 per month until age 65, or reimburse Mr. Silverman for the premium payments incurred by him for disability insurance coverage for himself, the amount of such reimbursement to be reasonably comparable to the current cost of his disability insurance; (iv) the Company shall provide comprehensive health insurance as it provides to other executives and employees as well as reimbursement of health benefits of up to $5,000 per year; (v) reimbursement for expenses related to business attire in an amount not to exceed $950 per month; and (vi) if the Company elects to secure a key man life insurance policy on the life of Mr. Silverman, it will provide a split-dollar policy. On January 30, 2014, the compensation committee of the board of directors authorized a discretionary bonus in the amount of $100,000 to be paid to Mr. Silverman. This discretionary bonus is in addition to Mr. Silverman’s minimum bonus for 2013 under the terms of his employment agreement. The discretionary bonus shall be accrued. It will be paid in cash after the compensation committee determines we have adequate working capital to make such payments, or, if we are permitted to do so without triggering a reset provision on any outstanding warrants and the applicable employee so elects, in shares of our common stock, in which case the amount of the bonus would be increased by 25%.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

Under the Silverman Employment Agreement, VC agreed to satisfy certain unpaid contractual obligations under Mr. Silverman’s December 2012 Employment Agreement aggregating $912,116, or the Silverman Contractual Obligations, if VC receives gross proceeds of an aggregate of $3,000,000 in cash in any capital investment or capital raise or series of capital investments or capital raises. The Silverman Contractual Obligations shall be payable as follows: (i) one-third (1/3rd) in cash and (ii) two-thirds (2/3rds) in shares of restricted VC common stock, based on the closing price of a share of VC’s common stock on the closing date of the investment. During 2013, Mr. Silverman was paid approximately $66 thousand of the Silverman Contractual Obligations in cash.

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

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

Randolph Geissler Employment Agreements

On January 2, 2013, VAC entered into an employment agreement with our president, Mr. Randolph Geissler with an effective date of September 1, 2012, or the Geissler 2012 Agreement. The Geissler 2012 Agreement called for an annual base salary of $200,000 and discretionary annual and incentive bonuses. The term of the Geissler 2012 Agreement was two years from the effective date and could be extended by mutual consent of the parties. The Geissler 2012 Agreement also provided for the issuance on January 2, 2013 of 4.5 million restricted shares of our common stock, which vested the earlier of January 2, 2015 or a change of control of VAC. Payments of compensation under the Geissler 2012 Agreement commenced within 30 days of VAC receiving a capital investment from any third party in excess of $5.0 million, the first payment of which was to be retroactive to September 1, 2012 and included any and all sums due and owing to Mr. Geissler at that time. Upon termination of the Geissler 2012 Agreement by Mr. Geissler or us, Mr. Geissler was entitled to receive any earned but unpaid salary and bonuses and all outstanding stock options and restricted stock was to be forfeited. Upon termination of the agreement by us without cause, Mr. Geissler was also entitled to receive certain fringe benefits through December 2014. Upon a change of control as defined in the agreement, Mr. Geissler was entitled to receive any earned but unpaid salary and bonuses and any outstanding stock options and restricted stock was to vest and the stock options were to remain exercisable through the life of the option. The Geissler 2012 Agreement was terminated effective July 8, 2013 at which time Mr. Geissler entered into a new employment agreement effective with the closing of Exchange Agreement, which was amended and restated on November 14, 2013, or the Geissler Employment Agreement appointing Mr. Geissler as president of VC, effective as of July 8, 2013. The Geissler Employment Agreement is for a term of two (2) years and is renewable for additional one (1) year periods upon mutual agreement. Under the Geissler Employment Agreement, Mr. Geissler will receive a base salary of $200,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per annum each calendar year. Accordingly, Mr. Geissler’s salary was increased to $210,000 beginning January 1, 2014. Mr. Geissler is eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the compensation committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Geissler and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value. On January 30, 2014, the compensation committee of the board of directors authorized a discretionary bonus in the amount of $75,000 to be paid to Mr. Geissler. This discretionary bonus is in addition to Mr. Geissler’s minimum bonus for 2013 under the terms of his employment agreement. The discretionary bonus shall be accrued. It will be paid in cash after the compensation committee determines we have adequate working capital to make such payments, or, if we are permitted to do so without triggering a reset provision on any outstanding warrants and the applicable employee so elects, in shares of our common stock, in which case the amount of the bonus would be increased by 25%.

Mr. Geissler is also entitled to the following: (i) the Company shall, at its option, either lease for Mr. Geissler an automobile, or reimburse Mr. Geissler for the lease or financing payments incurred by Mr. Geissler’s on his automobile, the amount of such reimbursement to be reasonably comparable to 75% of the current cost on the automobile then being provided to the Company’s CEO. The Company shall reimburse car-related expenses; (ii) the Company shall, at its option, either provide to Mr. Geissler disability insurance that provides standard disability coverage and terms, in an amount of at least equal to $15,000 per month until age 65, or reimburse Mr. Geissler for the premium payments incurred by him for disability insurance coverage for himself, the amount of such reimbursement to be reasonably comparable to the current cost of his disability insurance; (iii) the Company shall provide comprehensive health insurance as it provides to other executives and employees; (iv) reimbursement for expenses related to business attire in an amount not to exceed $950 per month; and (v) if the Company elects to secure a key man life insurance policy on the life of Mr. Geissler, it will provide a split-dollar policy.

Under the Geissler Employment Agreement, the Company agreed to satisfy certain currently unpaid contractual obligations under Mr. Geissler’s January 2, 2013 employment agreement of $166,666, or the Geissler Contractual Obligations, if VC receives gross proceeds of an aggregate of $3,000,000 in cash in any capital investment or capital raise or series of capital investments or capital raises. The Geissler Contractual Obligations shall be payable as follows: (i) one-third (1/3rd) in cash and (ii) two-thirds (2/3rds) in shares of restricted VC common stock, based on the closing price of a share of VC’s common stock on the closing date of the investment.

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

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2013, are as follows (in thousands):

Year	Minimum Rental Payments	Employment Contracts
2014	$48	$1,229
2015	47	1,285
2016	40	1,343
2017	42	—
2018	17	—

	$194	$3,857

Michael Krawitz Employment Agreement

In addition, effective January 31, 2014, we entered into an employment agreement with Michael Krawitz to serve as our Chief legal and Financial Officer. Mr. Krawitz’ employment agreement is described in Note 14.

Liquidation of Signature Industries, Limited

In March 2013, VC appointed a liquidator and initiated the formal liquidation of a U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 ($61,000) of the purchase price from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for approximately £244,000 (U.S. $0.4 million). This claim is associated with an outsourced manufacturing agreement related to a terminated manufacturing contract. As a result of the termination of the contract, Signature did not purchase any product under the manufacturing agreement and, accordingly, VC, in consultation with outside legal counsel, does not believe that any amount is owed per the terms of the agreement. However, this claim could result in VC having to pay an additional estimated portion of Signature’s outstanding liabilities. We expect the liquidation to be completed by the middle of 2014, although it could extend beyond the expected timeframe.

12. Legal Proceedings

We have been informed by the New Jersey Department of Environmental Protection that a subsidiary of a predecessor business, sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

13. Supplemental Cash Flow Information

We had the following non-cash operating, investing and financing activities (in thousands):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Non-cash operating activities:
Issuance of shares of common stock to settle the partial payment of payable under a shared services agreement with PSID	$—	$160
Non-cash investing and financing activities:
Net assets acquired from VC in excess of cash acquired for common stock	117	—
Acquisition of assets for common stock, assumption of stock options and a promissory note	—	$1,200
Notes and accrued interest related to notes converted into common stock	420	—
Issuance of common stock in partial payment of notes payable	25	—

14. Subsequent Events

Michael E. Krawitz Employment Agreement

Effective January 31 2014, we entered into an employment agreement with Michael Krawitz to serve as our Chief Legal and Financial Officer, or the Krawitz Employment Agreement. The Krawitz Employment Agreement is for an initial term of two (2) years and is renewable for additional one (1) year terms upon mutual agreement of the parties. Under the Krawitz Employment Agreement, Mr. Krawitz will receive a base salary of $210,000, which base salary will be reviewed annually by the compensation committee and is subject to a minimum increase of 5% per annum, with the first increase to be effective on January 1, 2015. Mr. Krawitz is also entitled to (i) disability insurance or reimbursement of disability insurance in an amount at least equal to $15,000 per month until age 65; (ii) health insurance; (iii) an automobile or reimbursement of lease or financing payments incurred, the amount of such reimbursement to be reasonably comparable to 75% of the current cost of the automobile being provided to our Chief Executive Officer; and (iv) life insurance. During the term of the Krawitz Employment Agreement, Mr. Krawitz is eligible to receive an annual bonus based on performance metrics and goals as determined annually by the Company’s Board of Directors, with the amount of such bonus to be determined based upon annual objectives determined by the compensation committee of the Board of Directors, but in no event will be less than 100% of Mr. Krawitz’s earned base salary for the applicable year.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

If Mr. Krawitz’s employment is terminated prior to the expiration of the term, certain payments become due. In the event Mr. Krawitz is terminated with cause or he terminates for any reason other than good reason, Mr. Krawitz is entitled to receive (i) earned or accrued but unpaid, base salary, through the date of termination, (ii) any bonus earned or accrued and vested, but unpaid, (iii) the economic value of the employee’s accrued, but unused, vacation time, and (iv) any unreimbursed business expenses incurred by the employee, collectively, the Krawitz Accrued Obligations. In the event Mr. Krawitz is terminated without cause or he terminates for good reason, Mr. Krawitz is entitled to receive the Krawitz Accrued Obligations and a termination payment equal to his base salary plus the previous year’s bonus (but no less than one times his base salary). In the event that Mr. Krawitz is terminated as a result of a change in control, Mr. Krawitz is entitled to receive any Krawitz Accrued Obligations and a termination payment equal to two times his base salary, plus the previous year’s bonus, but no less than two times his base salary. Any outstanding stock options and unvested restricted stock held by Mr. Krawitz as of the date of termination (other than for cause or by Mr. Krawitz without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Krawitz is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of ninety (90) days. The Krawitz Employment Agreement also contains non-compete provisions which are effective from the date of employment through one year from the date the Krawitz Employment Agreement is terminated.

Letter Agreement with Digital Angel Radio Communications Limited. (DARC)

On January 30, 2014, we and the buyers of DARC entered into a letter agreement under which we agreed to accept a payment of £62,000 (USD approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, we will record, a loss of approximately USD $52,000 in the first quarter of 2014. All of the other provisions (including, without limitation, the indemnities) agreed between VC, and/or the Buyers under the stock purchase agreement and any related documents remain in full force and effect.

Promissory Notes Entered Into Subsequent to December 31, 2013

We have entered into the following promissory notes subsequent to December 31, 2013. Several of these notes are with our directors and officers as noted:

●

On January 8, 2014, the Company entered into a promissory note, with our then director and current director and Chief Legal and Financial Officer, Michael Krawitz, wherein Mr. Krawitz loaned the Company the principal amount of $60,000. The note bears interest at 5% per annum and is due on demand.

●

On January 15, 2014, the Company entered into a promissory note with our President, Randolph Geissler, wherein Mr. Geissler loaned the Company the principal amount of $40,000. The note bears interest at 5% per annum and is due on demand.

●

On January 15, 2014, the Company entered into a promissory note with our Chairman of the Board and CEO, Scott Silverman, wherein Mr. Silverman loaned the Company the principal amount of $60,000. The note bears interest at 5% per annum and is due on demand. On April 7, 2014, $8,500 of the note was repaid leaving a current balance of $51,500 outstanding.

●

On February 4, 2014, the Company entered into a promissory note with Corbin Properties LLC, wherein Corbin Properties loaned to the Company the principal amount of $175,000. The note matures on February 4, 2015, bears interest at the rate of 10% per annum and can be prepaid without penalty.

●

On March 4, 2014, the Company entered into a promissory note with our director, Daniel Penni, wherein Mr. Penni loaned the Company the principal amount of $25,000. The note bears interest at 5% per annum and is due on demand.

●

On March 5, 2014, the Company entered into a promissory note with Deephaven Enterprises, Inc. wherein Deephaven Enterprises, Inc. loaned the Company the principal amount of $25,000. The note bears interest at 9% per annum and matures on March 5, 2015. At any such time as would not cause a change to, or a right to change, the economics of any outstanding warrants or other debt, the note shall be automatically amended to allow the holder to convert the note, or any part thereof, into validly issued, fully paid and non-assessable shares of common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means, as of any conversion date or other date of determination, $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Consolidated Financial Statements, cont.

●

On March 6, 2014, the Company entered into a promissory note with James Rybicki Trust where James Rybicki Trust loaned the Company the principal amount of $25,000. The note bears interest at 9% per annum and matures on March 6, 2015. At any such time as would not cause a change to, or a right to change, the economics of any outstanding warrants or other debt, the note shall be automatically amended to allow the holder to convert the note, or any part thereof, into validly issued, fully paid and non-assessable shares of common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means, as of any conversion date or other date of determination, $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

●

On March 10, 2014, the Company entered into a promissory note with the CEO of PSID, William Caragol, wherein Mr. Caragol loaned the Company the principal amount of $25,000. The note matures on March 10, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. At any such time as would not cause a change to, or a right to change, the economics of any outstanding Warrants or Other Debt (as defined in the note) of the Company, the note shall be automatically amended to allow the holder to convert the note, or any part thereof, into validly issued, fully paid and non-assessable shares of common stock of the Company in accordance with the following provisions: (i)  the number of shares of common stock issuable upon conversion of any Conversion Amount shall be determined by dividing (x) such Conversion Amount by (y) the Conversion Price (the “Conversion Rate”). “Conversion Amount” means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. “Conversion Price” means, as of any Conversion Date or other date of determination, 60% of the lowest closing bid price over the ten trading days immediately preceding the date of the delivery or deemed delivery of the applicable Conversion Notice. All such determinations to be appropriately adjusted for any share dividend, share split, share combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such 10-day calculation period.

●

On March 20, 2014, the Company entered into a promissory note with Deephaven Enterprises, Inc. wherein Deephaven Enterprises, Inc. loaned the Company the principal amount of $61,225. The note matures on March 20, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. At any such time as would not cause a change to, or a right to change, the economics of any outstanding Warrants or Other Debt (as defined in the note), certain warrants held by the Deephaven Enterprises, Inc. or its owner: (i) would be amended to change the exercise price thereof to $.35 per shares; (ii) would allow the holder to tender the note at any time in lieu of payment of the exercise price on any warrants held by the holder or owner; and (iii) the Company will issue a new warrant to acquire 300,000 shares of the Company’s common stock at a price of $.35 per share. Notwithstanding anything in the note to the contrary, these are not valid or binding, and shall not be deemed to be a part of this note, so long as their existence would trigger a reduction in the exercise price or other change in the terms of any warrant issued by the Company to any person, other than to an officer or director (a “Warrant”), or would trigger a default or the change in the conversion or other economic terms under any indebtedness or securities or related agreements of the Company (“Other Debt”), or would give the holder of any such Warrant or Other Debt the right to alternative pricing or economics as a result of the existence of the terms contained in this section. The provisions of this section are intended and shall be interpreted as to comply with and neither contravene nor trigger the provisions of section 2 of the Warrants issued on November 13, 2013 and Section 7 of the Notes issued November 13, 2013.

Release of a Portion of Restricted Funds

During the first week of April, 2014, to provide the Company with additional liquidity, certain of the investors released approximately $145,000 of the funds that were previously held in restricted bank accounts pursuant to the terms of the November 13, 2013 financing, which is more fully discussed in Note 5. Therefore, the balance in the restricted accounts aggregates approximately $0.7 million as of April 15, 2014.