Form 10-Q
period 2014-03-31
VERITEQ
filed 2014-05-14
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

N/A

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

Large accelerated filer ☐   Accelerated filer ☐                Non-accelerated filer☐ (Do not check if smaller reporting company)     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2014
Common Stock, $0.01 par value per share	9,936,464 shares

VERITEQ CORPORATION

TABLE OF CONTENTS

		Page

	PART I – Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of March 31, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations – Three-Months ended March 31, 2014 and 2013 and for the period from December 14, 2011 (Inception) to March 31, 2014	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) – Three-Months ended March 31, 2014 and 2013 and for the period from (December 14, 2011 (Inception) to March 31, 2014	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit – For the period from December 14, 2011 (Inception) to March 31, 2014...	6
	Condensed Consolidated Statements of Cash Flows – Three-Months ended March 31, 2014 and 2013 and for the period from December 14, 2011 (Inception) to March 31, 2014	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II – Other Information
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32
	Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERITEQ CORPORATION

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$2	$13
Restricted cash	882	882
Accounts receivable	10	—
Inventory	3	21
Other receivable	—	171
Other current assets	131	96
Total current assets	1,028	1,183

Property and equipment, net	5	4
Other assets	76	14
Intangible assets, net	6,869	7,018
Total assets	$7,978	$8,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $220 and $60 to related parties, respectively)	$1,332	$467
Accounts payable	1,047	854
Accrued expenses (including $2,040 and $1,764 to related parties, respectively)	3,276	2,718
Due to former related party under shared services agreement	211	211
Total current liabilities	5,866	4,250

Commitments and contingencies (Notes 11 and12)
Subordinated convertible debt with an embedded convertible option, at fair value	2,493	4,925
Warrant liabilities at fair value	2,991	6,114
Contingent consideration – estimated royalty obligations	3,840	3,940
Total liabilities	15,190	19,229

Stockholders’ deficit:
Preferred Stock ($10 par value; shares authorized 5,000; 0 shares issued and outstanding)	—	—
Common shares ($0.01 par value; shares authorized 50,000; shares issued and outstanding, 9,936 and 9,459, respectively)	99	95
Additional paid-in-capital	5,834	5,595
Accumulated deficit during the development stage	(13,145)	(16,700)
Total stockholders’ deficit	(7,212)	(11,010)
Total liabilities and stockholders’ deficit	$7,978	$8,219

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three- Months Ended March 31, 2014	For the Three- Months Ended March 31, 2013	From December 14, 2011 (Inception) to March 31, 2014

Sales	$74	$—	$92
Cost of goods sold	38	—	45
Gross margin	36	—	47

Operating Expenses:
Selling, general and administrative expenses	1,306	962	9,245
Development expenses	64	6	201
Depreciation and amortization expense	149	149	952
Total operating expenses	1,519	1,117	10,398
Operating Loss	(1,483)	(1,117)	(10,351)
Other Income (Expense):
Change in value of convertible debt with embedded option feature	2,432	—	(356)
Change in value of warrant liabilities	3,123	—	1,854
Other expense	(56)	—	(163)
Interest expense	(461)	(193)	(4,929)
Total other income (expense)	5,038	(193)	(3,594)

Income (loss) before income taxes	3,555	(1,310)	(13,945)
Benefit for income taxes	—	—	800

Net income (loss)	$3,555	$(1,310)	$(13,145)

Net income (loss) per common share — basic	$0.37	$(0.17)	—
Net income (loss) per common share — diluted	$0.09	$(0.17)	—

Weighted average number of common shares outstanding — basic	9,599	7,772	—
Weighted average number of common shares outstanding — diluted	13,001	7,772	—

See the accompanying notes to condensed consolidated financial statements.

VERRITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (in thousands)

	Three-Months Ended March 31,		From December 14, 2011 (Inception) to March 31, 2014
	2014	2013
Net income (loss)	$3,555	$(1,310)	$(13,145)
Comprehensive income (loss)	$3,555	$(1,310)	$(13,145)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Period from December 14, 2011 (Inception) to March 31, 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit	Total Stockholders’
	Number	Amount	Number	Amount	Capital		Deficit
December 14, 2011 (Inception)
Net Loss	—	—	—	—	—	$(18)	$(18)
Balance, December 31, 2011						(18)	(18)
Net loss	—	—	—	—	—	(1,605)	(1,605)
Issuances of common stock for founders shares, January 2012	—	—	5,563	56	(56)	—	—
Issuance of common stock and assumption of stock options for acquisition, January 2012	—	—	763	8	752	—	760
Issuance of common stock to investors, April 2012	—	—	218	2	78	—	80
Issuance of common stock and warrants to investor, June 2012	—	—	41	—	15	—	15
Issuance of common stock for shared services, June 2012	—	—	436	4	156	—	160
Issuance of common stock warrants in connection with convertible note payable, September 2012	—	—	—	—	33	—	33
Beneficial conversion feature of convertible note payable, September 2012	—	—	—	—	33	—	33
Issuance of common stock warrants in connection with convertible notes payable, October 2012	—	—	—	—	34	—	34
Beneficial conversion feature of convertible notes payable, October 2012	—	—	—	—	34	—	34
Issuance of common stock warrants in connection with convertible notes payable, December 2012	—	—	—	—	41	—	41
Beneficial conversion feature of convertible notes payable, December 2012	—	—	—	—	41	—	41
Share-based compensation	—	—	—	—	354	—	354
Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$(38)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Period from December 14, 2011 (Inception) to March 31, 2014, continued

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012, brought forward	—	$—	7,021	$70	$1,515	$(1,623)	$(38)
Net loss	—	—	—	—	—	(15,077)	(15,077)
Issuance of restricted stock for compensation, January 2013			859	9	(9)	—	—
Issuance of common stock and warrants for note conversion, March 2013	—	—	95	1	194	—	195
Issuance of warrants in connection with note payable, April 2013	—	—	—	—	35	—	35
Issuance of common stock and warrants for note conversion, June 2013	—	—	221	2	439	—	441
Issuance of common stock to investor, June 2013	—	—	19	—	25	—	25
Acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation) common stock, July 2013	—	—	1,029	10	925	—	935
Issuance of Series C Preferred Stock to VeriTeQ shareholders in exchange for their common stock, July 2013	411	4,108	(8,215)	(82)	(4,026)	—	—
Issuance of common stock for investment advisory services, July 2013	—	—	42	1	62	—	63
Issuance of common stock from conversion of preferred stock, October 2013	(411)	(4,108)	8,215	82	4,026	—	—
Adjust for cash paid in lieu of fractional shares, October 2013	—	—	(7)	—	(16)	—	(16)
Issuance of common stock for partial note conversion, October 2013	—	—	17	—	25	—	25
Issuance of common stock for investor relations services, October 2013	—	—	33	1	90	—	91
Issuance of common stock for investor relations services, November 2013	—	—	130	1	262	—	263
Share-based compensation	—	—	—	—	2,048	—	2,048
Balance, December 31, 2013	—	$—	9,459	$95	$5,595	$(16,700)	$(11,010)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited0

For the Period from December 14, 2011 (Inception) to March 31, 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013, brought forward	—	$—	9,459	$95	$5,595	$(16,700)	$(11,010)
Net income	—	—	—	—	—	3,555	3,555
Issuance of common stock for partial conversion of note, February 2014	—	—	47	—	70	—	70
Issuance of common stock for cashless exercise of warrant, February 2014	—	—	67	1	(1)	—	—
Issuance of common stock for cashless exercise of stock options, March 2014	—	—	363	3	(3)	—	—
Share-based compensation	—	—	—	—	173	—	173

Balance, March 31, 2014	—	$—	9,936	$99	$5,834	$(13,145)	$(7,212)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three- Months Ended March 31, 2014	For the Three- Months Ended March 31, 2013	From December 14, 2011 (Inception) to March 31, 2014

Cash flows from operating activities:
Net income (loss)	$3,555	$(1,310)	$(13,145)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	173	351	2,575
Depreciation and amortization	149	149	952
Non-cash interest expense	454	175	4,445
Change in fair value of subordinated convertible debt	(2,432)	—	356
Change in fair value of warrants	(3,123)	—	(2,403)
Loss on discount of other receivable	56	—	56
Deferred income tax benefit	—	__	(800)
Issuance of warrants for contract amendment	—	—	550
Realized loss on sale of marketable securities, available-for-sale	—	—	107
Issuance of common stock for investment advisory and investor relation services	—	—	416
Change in other receivable	115	—	169
Change in other current assets	(27)	__	(99)
Change in accounts payable, accrued expenses and liability under shared services agreement	661	482	4,146
Change in other assets	(62)	(10)	(72)
Net cash used in operating activities	(481)	(163)	(2,747)

Cash flows from investing activities:
Purchases of fixed assets	(1)	—	(5)
Sale of marketable securities, available-for-sale	—	—	133
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	—	—	818
Net cash (used in) provided by investing activities	(1)	—	946

Cash flows from financing activities:
Proceeds from the issuances of notes payable, net of repayments of $25 in 2014	471	—	931
Proceeds from the issuance of common stock to investors	—	—	105
Proceeds from the issuance of senior convertible debt	—	—	1,650
Change in restricted cash	—	—	(882)
Cash paid in lieu of fractional shares	—	—	(16)
Proceeds from the issuance of common stock and warrants to investor	—	—	15
Net cash provided by financing activities	471	—	1,803

Net (decrease) increase in cash	(11)	(163)	2
Cash --- Beginning of period	13	183	—
Cash — End of period	$2	$20	$2

Supplemental disclosure of cash flow information:
Interest paid	—	—	—
Income taxes paid	—	—	—

See the accompanying notes to consolidated financial statements.

 VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Summary of Significant Accounting Policies

These consolidated financial statements and notes thereto, include the financial statements of VeriTeQ Corporation (“VC”), formerly known as Digital Angel Corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation formed on December 14, 2011. VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of a share exchange agreement (the “Exchange Agreement”), as more fully discussed below. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, a Florida corporation, from PositiveID Corporation (“PSID”), which at the time was a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VC, VAC and VAC’s subsidiaries are referred to together as, “VeriTeQ,” “the Company,” “we,” “our,” and “us”. Our business consists of ongoing efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report for Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We are in the development stage, have incurred operating losses since our inception and have a working capital deficit. Our cash position is critically low, and payments critical to our survival are not being made in the ordinary course. Failure to raise capital in the coming days to fund our operations and generate positive cash flow to fund such operations will have a material adverse effect on our financial condition. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Further, the report of the independent registered public accounting firm on the Company’s December 31, 2013 financial statements included a paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

We need to raise additional funds immediately and continuing until we begin to ship sufficient quantities of our products to fund our operations and we may not be able to obtain debt or equity funding at all, or if available, they may not be on favorable terms.

Although we had negative working capital at March 31, 2014, we are attempting to generate enough cash from: (i) capital raises; (ii) the release of funds held in restricted bank accounts, which is more fully described in Note 5; (iii) additional issuances of promissory notes, including to related parties; (iv) business operations as we have begun to ship our products; (v) through other investing and financing sources; (vi) from our ability to continue to delay certain salary and bonus payments to senior management until funds are available; and (vii) to undertake other cash management initiatives, including working with our vendors to continue to allow us to extend payment terms in order to operate our business for the twelve months ending March 31, 2015.

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

Development Stage

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities ("ASC 915-10") and its success depends on its ability to obtain financing and realize its marketing efforts. To date, the Company has generated only a small amount of revenue, has incurred expenses and has sustained operating losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 14, 2011 (Inception) through March 31, 2014, the Company has accumulated losses of approximately $13.1 million.

Share Exchange Agreement and Reverse Stock Split

On June 24, 2013, VAC and its stockholders entered in the Exchange Agreement with VC and the closing of the transaction (the “VeriTeQ Transaction”) took place on July 8, 2013 (the “Closing Date”). Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for 4,107,592 shares of VC’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On July 10, 2013, VC realized that it incorrectly issued the Series B Preferred Stock and as a result, on July 12, 2013, it exchanged the Series B Preferred Stock for 410,759 shares of its newly created Series C convertible preferred stock, par value $10.00 (the “Series C Preferred Stock”). The terms of the Series C Preferred Stock are substantially similar to the Series B Preferred Stock, including the aggregate number of shares of common stock into which the Series C Preferred Stock was convertible. Each share of Series C Preferred Stock was convertible into twenty shares of VC’s common stock, par value $0.01 per share (the “Conversion Shares”), automatically upon the effectiveness of the Reverse Stock Split (defined below) on October 18, 2013 (such transaction is sometimes referred to herein as the “Share Exchange”).

Under the terms of the Exchange Agreement, all outstanding stock options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock (the “Substitute Options”), and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock (the “Converted Warrants”). As a result of the Share Exchange and the issuance of the Substitute Options and the Converted Warrants, VAC became a wholly-owned subsidiary of VC, and VAC’s shareholders owned on July 12, 2013 approximately 91% of VC’s common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants).

Based on the terms of the transaction, VAC was the accounting acquirer and as a result VAC’s operating results became the historical operating results of the Company. In addition, VAC’s common stock has been presented as if it was converted into shares of VC’s common stock at the beginning of the periods presented herein and based on the exchange ratio under the terms of the Exchange Agreement, which was 0.19083. The exchange ratio took into consideration the Reverse Stock Split, which is more fully discussed below.

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

As a result of the Reverse Stock Split, all share information in this Quarterly Report has been restated to reflect the Reverse Stock Split as if it had occurred at the beginning of the periods presented, where appropriate.

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

Letter Agreement with Digital Angel Radio Communications Limited. (DARC)

On January 30, 2014, we and the buyers of Digital Angel Radio Communications Limited, or DARC (a former wholly-owned subsidiary operating in the United Kingdom), entered into a letter agreement under which we agreed to accept a payment of £62,000 (USD approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, we recorded a loss of approximately USD $56,000 in the three-months ended March 31, 2014. The loss is included in other expense in our condensed consolidated statement of operations. All other provisions (including, without limitation, the indemnities) agreed between VC, and/or the buyers under the stock purchase agreement and any related documents remain in full force and effect.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Classification of Expenses

For comparative purposes, we have reclassified certain expenses related to the development of our products from selling, general and administrative expenses to development expenses in the historical financial statement presented herein.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in determining the lives of long-lived assets, in Black-Scholes-Merton (“BSM”) valuation models in estimating the fair value of stock-based compensation and warrants, promissory notes with an embedded convertible option and royalty obligations and in determining valuation allowances for intangible assets, deferred tax assets, among others.

Concentration of Credit Risk

We maintained our domestic cash in one financial institution during the three-months ended March 31, 2014. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. At times, cash balances may exceed the federally insured limits.

Other Current Assets

Other current assets consist of prepaid fees for investor relation services, prepaid insurance and other receivables. At March 31, 2014, prepaid investor relation services fees amount to approximately $60 thousand. No items included in other current assets at March 31, 2014 and December 31, 2013 exceeded 5% of total current assets, respectively.

Inventory

Inventory consisted of purchased finished goods at March 31, 2014 and December 31, 2013. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO”) cost method, or market.

Property and Equipment

Property and equipment, consisting primarily of computer equipment, and are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets (generally three years for computer equipment and 10 years for other equipment). Depreciation expense for the three-months ended March 31, 2014 and 2013 was approximately $1 thousand and nil, respectively.

Intangible Assets

We account for intangible assets in accordance with the Intangibles — Goodwill and Other Topic of the Codification. Intangible assets deemed to have an indefinite life, such as goodwill, are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. We do not have any intangible assets with indefinite lives.

We have intangible assets consisting of technology, customer relationship and trademarks, which are more fully discussed in Note 3. These intangible assets are amortized over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. We believe that no impairment of our intangible assets existed as of March 31, 2014.

Revenue Recognition

Product revenue is recognized at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, we intend to recognize the revenue when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Currently, there are no multiple element arrangements in connection with our product sales. Cost of products sold is recorded as the related revenue is recognized. We offer a warranty on our products and record a liability for product warranties at the time it is probable that a warranty liability has been incurred and the amount of loss can reasonably be estimated. To date, we have not incurred a warranty liability on products we have sold. It is our policy to approve all customer returns before issuing credit to the customer.

Stock-Based Compensation

At March 31, 2014, we had five stock-based employee compensation plans which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. We recognize and measure uncertain tax positions through a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Income (Loss) Per Common Share and Common Share Equivalent

Basic and diluted income (loss) per common share has been computed by dividing the income (loss) by the weighted average number of common shares outstanding. For the three-months ended March 31, 2014, diluted income per common share has been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period is greater than the exercise/conversion price of the options and warrants, plus the incremental shares issuable upon the conversion of convertible notes payable to the extent that such conversion is dilutive to our earning per share. Since we incurred a net loss for the three-months ended March 31, 2013, diluted loss per common share for that period has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period since to do so would have been anti-dilutive. See Note 9 for the computation of basic and diluted income (loss) per share.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

2. Acquisition

Acquisition	Dates Acquired	Acquisition Price	Intangible Assets Acquired	Description of Assets
(in thousands)
VeriTeQ Corporation	7/08/13	$935	$—	Cash, marketable securities and receivables, among others

Acquisition of VeriTeQ Corporation under Share Exchange Agreement

Given VAC’s former shareholders’ ownership in VC, as a result of the Exchange Agreement, VAC was considered to be the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition of VC by VAC under the accounting rules for business combinations. Accordingly, VC’s assets and liabilities were recorded at their estimated fair values to the extent they were deemed to have been acquired for accounting purposes and VC has established a new basis for its assets and liabilities based upon the fair values thereof and the value of VC’s shares outstanding on July 8, 2013, the Closing Date.

The results of VC have been included in the consolidated statements of operations since July 8, 2013, the date of acquisition. Unaudited pro forma results of operations for the three-months ended March 31, 2013 are included below. Such pro forma information assumes that the VC acquisition had occurred as of January 1, 2013. This summary is not necessarily indicative of what our result of operations would have been had VC been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended March 31, 2013
Net operating revenue	$—
Loss from continuing operations	$(1,651)
Loss per common share from continuing operations– basic and diluted	$(0.18)

3. Intangible Assets

Intangibles and other assets consist of the following:

	March 31, 2014	December 31, 2013	Lives (in years)
	(in thousands)	(in thousands)
Technology, net of accumulated amortization of $750 and $627	$6,121	$6,244	14
Customer relationship, net of accumulated amortization of $159 and $141	341	359	7
Trademarks, net of accumulated amortization of $43 and $35	407	415	14
	$6,869	$7,018

Amortization of intangibles charged against income amounted to $0.1 million and $0.1 million for the three-months ended March 31, 2014 and 2013, respectively.

4. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued payroll and payroll related	$1,976	$1,734
Accrued legal	453	445
Accrued other expenses	847	539
Total accrued expenses	$3,276	$2,718

5. Notes Payable and Restricted Cash

November 2013 Financing Transaction

On November 13, 2013, we entered into the securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Investors”), relating to the private placement of approximately $1,816,667 in principal amount of senior secured convertible promissory note, or the Notes. The Notes were issued with an original issue discount of $166,667 and the aggregate purchase price of the Notes was $1,650,000. Notwithstanding the purchase price of $1,650,000, $150,000 of the purchase price was be deemed paid at the closing by the cancellation of $150,000 of obligations owed by the Company to the placement agent as more fully discussed below. Therefore, the Notes were issued for a cash purchase price of $1,500,000, and with warrants to purchase up to 2,422,222 shares of our common stock, on the terms set forth below.

In connection with the financing, we agreed to allow our placement agent to participate in the offering for $150,000 in lieu of our obligation to pay the placement agent a cash fee of $150,000. In addition, the placement agent will receive 5% of the aggregate cash exercise price received by us upon exercise of any warrants in the offering, and they received 222,222 warrants entitling them to purchase 222,222 shares of common stock as part of their placement agent fee. Thus, the aggregate number of warrants, or the Warrants, issued in the financing was 2,644,444.

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

At Closing, we received proceeds, net of $115,000 of the investors expenses that were paid for by the Company, of $635,000 and approximately $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each investors note balance. The restricted funds will be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. Pursuant to the terms of the financing, a portion of the restricted funds will be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. Per the term of the securities purchase agreement, we were required upon the sale of 50,000 shares of MGT Capital Investments Inc.’s common stock that we owned to place the proceeds from the sale into the restricted bank accounts on a pro rata basis. Accordingly, on November 21, 2013, upon the sale of the 50,000 shares of MGT’s common stock under the terms of a stock purchase agreement, we placed approximately $132,500 into the restricted accounts. The balance in the restricted bank accounts totaled approximately $0.9 million at March 31, 2014. On April 3, 2014, to provide the Company with additional liquidity, several of the investors transferred approximately $145,000 of the restricted funds to our operating account. Therefore, the balance in the restricted accounts aggregates approximately $0.7 million as of May 12, 2014.

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

Notes payable consists of the following (in thousands):

	March 31, 2014	December 31, 2013
	(in thousands)

Note originally with PSID for $200 dated January 11, 2012, bore interest at 5% per annum, was originally payable in monthly instalments beginning January 11, 2013 through December 11, 2014. Note was amended in July 2013 to allow for conversion into common stock and extend payment terms. After the note was partially converted into common stock in October 2013, PSID assigned the note to a group of lenders in November 2013. One of the lenders converted $60 of the note and $10 of accrued interest into 47 shares of common stock in February 2014. The Company issued warrants to acquire 300 shares of its common stock to PSID in connection with a letter agreement entered into in November 2013(2)(3)

	$115	$175
Demand note for $80 issued October 11, 2013 to our CEO, bears interest at 5% per annum, partially repaid in November 2013 and February 2014(1)	5	30
Demand note for $30 issued October 29, 2013 to our CEO, bears interest at 5% per annum (1)	30	30
Senior Secured Convertible Notes issued November 13, 2013 for $1,817, net of discount of $1,131 and $1,585, to group of institutional investors, are convertible into shares of common stock at $0.75 per share and mature November 13, 2014. Notes were issued with Warrants to acquire 2,644 shares of common stock with an exercise price of $2.84 per share (2)	686	232
Demand note for $60 issued January 8, 2014 to Michael Krawitz, our CFO, bears interest at 5% per annum (1)	60	—
Demand note for $60 issued January 16, 2014 to our CEO, bears interest at 5% per annum (1)	60	—
Demand note for $40 issued January 16, 2014 to our President, bears interest at 5% per annum (1)	40	—
Note for $175 issued on February 4, 2014 to Corbin Properties LLC, bears interest at 10% per annum, due February 4, 2015	175	—
Demand note for $25 issued March 4, 2014 to a Director, bears interest at 5% per annum (1)	25	—
Note for $25 issued March 5, 2014 to Deephaven Enterprises, Inc., bears interest at 9% per annum, due March 5, 2015. If certain future events occur, the note becomes convertible at a price of $0.35 per share.	25	—
Note for $25 issued on March 6, 2014, to James Rybicki Trust, bears interest at 9% per annum, due March 6, 2015. If certain future events occur, the note becomes convertible at a price of $0.35 per share.	25	—
Note for $25 issued on March 10, 2014, to William Caragol, bears interest at the rate of 9% per annum, due March 10, 2015. If certain future events occur, the note becomes convertible at a price equal to 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice.	25	—
Note for $61 issued on March 20, 2014 to Deephaven Enterprises, Inc., bears interest at the rate of 9% per annum, due March 20, 2015. If certain future events occur, the note becomes convertible at a price of $0.35 per share, existing outstanding common stock warrants held by the holder become exercisable at $0.35 per share and an additional 300 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share will be granted.	61	—
Total notes payable	1,332	467
Less: Current maturities	(1,332)	(467)

Note payable long-term	$—	$—

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$2,493	$4,925

(1) These notes have been issued to related parties. See Note 10.

(2) The warrants are more fully described in Note 7.

(3) This note when originally issued was issued to a related party. See Note 10.

Interest expense was approximately $0.5 million and $0.2 million for the three-months ended March 31, 2014 and March 31, 2013, respectively, the majority of which is due to the accretion of debt discounts. Due to the accretion of debt discounts during the periods, the weighted average interest rates are not meaningful numbers.

See Note 14 for promissory notes issued subsequent to March 31, 2014.

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

During the three-months ended March 31, 2014, the subordinated convertible note, which has a convertible option embedded in the note, warrant liabilities and the contingent royalty obligations, which relate to assets acquisitions during 2012, were valued using Level 3 inputs, and for the three-months ended March 31, 2013, the subordinated convertible note and the contingent royalty obligations were valued using Level 3 inputs. The changes in fair value of the subordinated convertible note and the warrant liabilities during the three-months ended March 31, 2014 and 2013 are reflected in other income (expense) for each period. There was no change in the estimated fair value of the contingent royalty obligations during the three-months ended March 31, 2014 and 2013.

Notes Payable and Long-Term Debt

We have valued the subordinated convertible note based on the market value of the shares of our common stock into which it is convertible at March 31, 2014 and December 31, 2013.

Warrant Liabilities

The carrying amounts approximate management’s estimate of the fair value of the warrant liabilities at March 31, 2014 based on the BSM valuation model and using the following assumptions: expected term of 4.62 years, expected volatility of 161%, risk-free interest rates of 1.73%, and expected dividend yield of 0%.

Estimated Royalty Obligations

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$2,493	$—	$—	$4,925
Warrant liabilities	$—	$—	$2,991	$—	$—	$6,114
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the three-months ended March 31, 2014 (in thousands):

	Subordinated Note with Convertible Option		Warrant Liabilities	Estimated Royalty Obligations

Balance at December 31, 2013	$4,925		$6,114	$4,000
Change in fair value	(2,432)		(3,123)	—

Balance at March 31, 2014	$2,493	(1)	$2,991	$4,000	(2)

(1) The principal balance at December 31, 2013 and March 31, 2014 is $3.3 million. See Note 5 for additional information regarding the note.

(2) Includes $160 thousand of current royalty obligations in account payable and accrued expenses at March 31, 2014.

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

7. Stockholders’ Deficit

Preferred Stock

As of March 31, 2014, the Company has authorized 5,000,000 shares of preferred stock, par value $10.00 per share of which 500,000 shares were authorized as Series C Preferred Stock. The Series C Preferred Stock is more fully described in Note 1. No shares of preferred stock were outstanding as of March 31, 2014.

Common Stock

At March 31, 2014, VC had authorized 50.0 million shares of common stock of which approximately 9.9 million were issued and outstanding. Of the 9.9 million issued and outstanding shares of common stock at March 31, 2014, 5.7 million were beneficially owned by our Chief Executive Officer.

Warrants

We have issued warrants exercisable for shares of common stock for consideration, as follows (in thousands, except exercise price):

Series/ Issue Date	Warrants Authorized	Warrants Issued	Exercised/ Forfeited	Balance March 31, 2014	Exercise Price	Exercisable Period (years)
Series A /June 2012	95	95	(95)	—	$0.37	3
Series B / September 2012	40	40	—	40	$1.57	3
Series C / October 2012	40	40	—	40	$1.57	3
Series D / December 2012	14	14	—	14	$1.57	5
Series E /December 2012	29	29	—	29	$1.57	5
Series F / March 2013	40	40	—	40	$1.57	3
Series G / April 2013	95	95	—	95	$1.31	3
Series H / June 2013	83	83	—	83	$1.57	3
Series VT a/ November 2013	2,644	2,644	—	2,644	$2.84	5
Series VT b/ November 2013	300	300	—	300	$2.84	5
	3,380	3,380	(95)	3,285

The Series A warrant was issued in connection with a stock subscription agreement to an investor. The Series A warrants was exercised in February 2014 under the cashless exercise provisions of the warrants.

The Series B, C, D, E, F, G and H warrants were issued in connection with promissory notes. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The total value of these warrants of approximately $0.3 million was amortized to interest expense over the life of the promissory notes. The promissory notes were converted into common stock during 2013.

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

The Series VTb warrants were issued November 13, 2013 to PSID in connection with a letter agreement between the Company and PSID as more fully discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. The terms of the Series VTb warrants are identical to the Series VTa warrants. The VTa and VTb warrants are classified as liabilities at March 31, 2014 and December 31, 2013.

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

Stock Option Activity

We had stock-based employee plans outstanding as of March 31, 2014, which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014.

We account for our stock-based compensation plans in accordance with ASC 718-10, Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortized to expense over the expected performance or service periods using the straight-line attribution method. During the three-months ended March 31, 2014 we did not grant any stock options and during the three-months ended March 31, 2013, we granted 1.0 million options. The weighted average fair value of the options granted during the three-months ended March 31, 2013 was $1.33 per share.

The weighted average values of the assumptions used to value the options granted in the three-months ended March 31, 2013 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.83%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility was estimated based on the historical volatility of similar companies’ common stock. The risk free interest rate was estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield was 0% based on the fact that we have never paid dividends and we have no present intention to pay dividends.

During the three-months ended March 31, 2014, we did not record any compensation expense associated with stock options as they were all fully vested on or before January 1, 2014. During the three-months ended March 31, 2013, we recorded approximately $0.2 million in compensation expense related to stock options granted to our directors, employees and consultants (who provide corporate support services).

A summary of the stock option activity for our stock options plans for the three-months ended March 31, 2014 is as follows (shares in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,628	$9.01
Granted	—	—
Exercised	(382)	0.05
Forfeited or expired	(8)	663.14
Outstanding at March 31, 2014	2,238	8.13	4.89	$972,000	*
Vested or expected to vest at March 31, 2014	2,238	8.13	4.89	$972,000	*
Shares available on March 31, 2014 for options that may be granted	2,508

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $1.16 per share at March 31, 2014.

There were 0.4 million stock options exercised during the three months ended March 31, 2014 with a total intrinsic value of $0.4 million. No stock options were exercised during the three-months ended March 31, 2013. The total fair value of options vested during the three-months ended March 31, 2014 and 2013, was approximately $1.4 million and $0.4 million, respectively. As of March 31, 2014, there was no unrecognized compensation cost related to stock options granted under our plans.

Restricted Stock Grants

In January 2013, we issued approximately 0.9 million shares of our restricted common stock to a member of our senior management. This restricted stock vests in January 2015. The total value of the restricted stock of approximately $1.4 million is being expensed over the vesting period. During the three-months ended March 31, 2014 and 2013, we recorded $0.2 million and $0.1 million, respectively, in compensation expense related to the restricted stock.

8. Income Taxes

We did not have an income tax provision for the three-months ended March 31, 2014 and 2013. The income tax benefit of $0.8 million for the period from December 31, 2011 (Inception) to March 31, 2014 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with an acquisition we made in January 2012. We have incurred accumulated losses and therefore have provided a valuation allowance against our net operating loss carryforwards and other net deferred tax assets.

At March 31, 2014, we had estimated U.S. net operating loss carryforwards of approximately $6.0 million for income tax purposes, which expire in varying amounts through early 2034. The amount of any benefit from our U.S. tax net operating losses is dependent on: (1) our ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. As a result of the VeriTeQ acquisition, which was a tax-free reorganization, we exceed the fifty percent threshold, and as a result, effective on July 8, 2013, the closing date of the VeriTeQ transaction, VC’s U.S. net operating losses became limited to approximately $0.5 million in the aggregate. Accordingly, under purchase accounting, we have eliminated all prior loss carryforwards generated by VC in excess of the amount that is not currently limited. In addition there may be limitations on VAC net operating losses under IRC Section 382 due to common stock issued since inception. Certain future transactions could cause a more than fifty percent ownership change in the future, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

9. Income (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted income (loss) per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended March 31, 2014	Three-Months Ended March 31, 2013
Numerator for basic income (loss) per share:
Net income (loss)	$3,555	$(1,310)
Basic weighted-average shares outstanding (1)	9,599	7,772

Income (loss) per share – basic	$0.37	$(0.17)

Numerator for diluted income (loss) per share:
Net income (loss)	$3,555	(1,310)
Deduct other income associated with the revaluation of convertible promissory note with embedded conversion option	(2,432)	n/a
Net income (loss) for diluted calculation	$1,123	$(1,310)

Denominator for diluted income (loss) per share:
Basic weighted-average shares outstanding	9,599	7,772
Stock options	1,096	__
Warrants	40	__
Shares issuable upon conversion of convertible promissory notes	2,266	__
Diluted weighted-average shares outstanding (2)	13,001	7,772

Income (loss) per share – diluted	$0.09	$(0.17)

(1)	Basic income (loss) per common share has been computed by dividing the income (loss) by the weighted average number of common shares outstanding.
(2)

Diluted income per common share for the three-months ended March 31, 2014 has been computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of our common stock for each period was greater than the exercise/conversion price of the options and warrants plus the incremental shares issuable upon the conversion of convertible notes payable to the extent that such conversion is dilutive to our earning per share. For the three-months ended March 31, 2014 and March 31, 2013, the following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding during the periods were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	March 31, 2014	March 31, 2013
	(in thousands)
Stock options	1,361	2,634
Warrants	3,285	258
Shares issuable upon conversion of convertible notes payable	2,422	2,359
	7,068	5,251

In addition to the shares listed in the table above, the Company has contingently-issuable shares of common stock pursuant to the terms of seven promissory notes, four of which are discussed more fully Note 5 and three of which are discussed more fully in Note 14.  As of May 12, 2014, none of the contingencies pursuant to the promissory notes were met. If such contingency is met, the aggregate number of common stock and warrants to acquire common stock that would be issued, based on the market price of the Company’s common stock on May 12, 2014, is approximately 1.1 million shares.  Also, the Company has entered into two agreements with investor relations firms under which the Company has agreed to issue shares of its common stock.  However, to the extent that the issuances of such shares would cause a reset under the terms of the Warrants, one of the investor relationship firms has agreed to postpone the requirement that the Company issue its common stock until such time as the issuance would not cause a reset. Shares of common stock issuable under this agreement total 100 thousand. Under the term of the second agreement, the Company has accrued the value of the common stock required to be issued as of March 31, 2014, or $54 thousand.  The Company currently intends, so long as issuing shares of its common stock would cause a reset under the terms of the Warrants, to satisfy the obligation to the second firm in cash, when such cash becomes available.

10. Related Party Transactions

As of March 31, 2014, we have entered into notes payable with related parties and a shared services agreement and letter agreements with a former related party. In addition, in June 2013, we sold common stock to a member of our board of directors. Each of these transactions is more fully described in Notes 10 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. Certain of the related-party notes payable are also discussed in Note 5.

Accrued Expenses

Included in accrued expenses at March 31, 2014 and December 31, 2013 are approximately $1.8 million and $1.6 million, respectively, owed to the Company's corporate officers and directors.

11. Commitments and Contingencies

We have entered into employment agreements with Mr. Scott Silverman, our Chief Executive Officer, Mr. Randolph Geissler, our President and Mr. Michael Krawitz our Chief Legal and Financial Officer. Messrs. Silverman and Geissler’s employment agreements are discussed in Note 11 and Mr. Krawitz’ employment agreement is discussed in Note 14 to our consolidated financial statements included in our Annual Report on Form10-K filed with the SEC on April 15, 2014.  No changes were made to these agreements during the three-months ended March 31, 2014.

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

12. Legal Proceedings

We have been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

13. Supplemental Cash Flow Information

We had the following non-cash operating, investing and financing activities (in thousands):

	For the Three- Months Ended March 31, 2014	For the Three- Months Ended March 31, 2013
Non-cash operating activities:
Royalty obligations now included in accrued expenses	$100	—
Non-cash investing and financing activities:
Issuance of common stock in full payment of note payable and accrued interest	—	131
Issuance of common stock in partial payment of note payable and accrued interest	70	—

14. Subsequent Events

Promissory Notes

We have entered into the following promissory notes subsequent to March 31, 2014:

On April 16, 2014, the Company entered into a promissory note with the CEO of PSID, William Caragol, wherein Mr. Caragol loaned the Company the principal amount of $25,000. The note matures on April 16, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. If certain future events occur, the note becomes convertible as follows: (i) if notice given by holder, at a price equal to 60% of the lowest closing bid price over the 15-trading day immediately preceding a conversion notice, and (ii) if notice given by the Company, at a price of $0.35 per share.

On April 16, 2014, the Company entered into a promissory note with the Ned Siegel wherein Mr. Siegel loaned the Company the principal amount of $30,000. The note matures on April 16, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. If certain future events occur, the note becomes convertible at a price of $0.35 per share.

On May 1, 2014, the Company entered into a promissory note with the Ned Siegel wherein Mr. Siegel loaned the Company the principal amount of $20,000. The note matures on May 1, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. If certain future events occur, the note becomes convertible at a price of $0.35 per share and warrants to acquire 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share will be granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements including, but not limited to:

●

that our ability to continue as a going concern is dependent upon our ability to obtain financing in the coming days to fund our operations, the continued development of our products and our working capital requirements;

●

our expectation that operating losses will continue for the foreseeable future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●

that our cash position is critically low and that we need to raise additional funds in the coming days to fund our operations and that we may not be able to obtain additional debt or equity financing on favorable terms, if at all;

●	that our revenue from our Q Inside Safety Technology will continue to increase and that we will realize revenue from sales of our dosimeter products beginning in 2015;
●	our expectations and expected trends with respect to the potential microtransponder revenue and scanner revenue for the breast implant, vascular port and artificial joint markets;
●	that if our products fail to gain market acceptance, we will be unable to achieve the necessary revenues which will allow us to remain in business;
●	that our results may differ materially from those reflected in our forward looking statements;
●	that our products have certain technological advantages, but maintaining these advantages will require continual investment for development and in sales and marketing;
●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
●	that we will have the funds necessary to fund our business for the twelve months ended March 31, 2015;
●	that we will realize the full gross proceeds from the November 2013 financing;
●	our ability to maintain compliance with the provisions of the notes and warrants and related agreements from the November 2013 financing;
●	that we believe that we will have the financial ability to make all payments with respect to the November 2103 financing;
●

that any amount is owed under the terms of the manufacturing agreement with our subsidiary, Signature Industries Limited and that we will have the funds necessary to pay amounts that may become due as a result of the liquidation of Signature Industries Limited, which is in process;

●	that our results of operations are not materially impacted by moderate changes in the inflation rate;
●	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
●	volatility in our stock price;
●	our ability to continue to execute all required filings, tax returns, maintain insurance and perform other required activities to maintain our standing as a publicly-trading company;
●	our ability to add employees during 2014 and beyond as we begin to ship our products and to grow our business;
●	our ability to establish and maintain proper and effective internal accounting and financial controls;
●	our ability to comply with current and future regulations related to our business; and
●

our actual results may differ materially from those reflected in forward-looking statements as a result of: (i) the risk factors described under the heading “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the year ending December 31, 2013 and in our other public filings, (ii) general economic, market, regulatory or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of March 31, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities Exchange Commission, or SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2013. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014.

Overview

During April 2013, VeriTeQ Corporation’s (formerly Digital Angel Corporation) (“VC”) and VeriTeQ Acquisition Corporation’s (“VAC”) boards of directors began discussions to combine the companies as they believed that combining the companies and focusing on the medical device industry would result in the achievement of greater stockholder value. On June 24, 2013, VC acquired its wholly-owned subsidiary, VAC, pursuant to the terms of a share exchange agreement (the “Exchange Agreement”) pursuant to which VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of the Exchange Agreement, which closed on July 8, 2013 (the “VeriTeQ Transaction”). In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation (“PAH”) a Florida corporation from PositiveID Corporation, which was then a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VAC was founded in December 2011 and is engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices, and radiation dose measurement technologies for use in radiation therapy treatment. The Exchange Agreement and the VeriTeQ Transaction are more fully described in Note 1 to the accompanying unaudited condensed consolidated financial statements.

As a result of the VeriTeQ Transaction, our operations now consist primarily of 13 U.S.-based corporate employees, and five board members, three of whom are non-employee board members. We added four employees during the fourth quarter of 2013 as we began to ship our products and two employees during the first quarter of 2014: our new chief legal and financial officer and a former consultant. Our plan is to outsource our manufacturing operations and to maintain a lean organizational structure.

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

Critical Accounting Policies

Our critical accounting policies are presented in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2013 filed with the SEC on April 15, 2014.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited condensed consolidated financial statements.

Results of Operations

Our consolidated operating activities used cash of $0.5 million and $0.2 million during the three-months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, our cash on hand totaled $2 thousand compared to $13 thousand as of December 31, 2013. As of March 31, 2014, our stockholders’ deficit was $7.2 million, and as of March 31, 2014, we had an accumulated deficit of $13.1 million. Our consolidated net income (loss) was $3.6 million and $(1.3) million for the three-months ending March 31, 2014 and 2013, respectively, and $(13.1) million from December 14, 2011 (Inception) to March 31, 2014.

We are a development stage company through March 31, 2014. We recorded approximately $18 thousand and $74 thousand of revenue from sales of our Q Inside Safety Technology products during the fourth quarter of 2013 and first quarter of 2014, respectively. Our profitability and liquidity depend on many factors, including our ability to successfully develop and bring to market our products and technologies the maintenance and reduction of expenses, and our ability to protect the intellectual property rights of VeriTeQ and others that we may acquire.

We need to raise additional funds immediately and continuing until we begin to ship our products – see “Liquidity and Capital Resources” below.

Three-Months Ended March 31, 2014 Compared to March 31, 2013

Revenue and Gross Profit

We generated $74 thousand of revenue and $36 thousand of gross profit during the three-months ended March 31, 2014 related to the sale of our Q Inside Safety Technology products – microtransponders and readers/scanners. We did not generate any revenue and gross profit during the three-months ended March 31, 2013. We expect our revenue to continue to increase during 2014 and beyond as we fulfill orders under our existing development and supply contract with Establishment Labs and as we obtain new customers. During 2014, we expect the majority of revenue generated to be related to sales our Q Inside Safety Technology products for the breast implant market. We hope to begin realizing revenue from sales of our dosimeter products beginning in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.3 million for the three-months ended March 31, 2014 compared to selling, general and administrative expenses of $1.0 million for the three-months ended March 31, 2013. The $0.3 million increase in selling, general and administrative expense was due primarily to an increase in investor relations services expenses, higher personnel related costs and higher insurance and accounting expenses. These additional costs were incurred to support our growth and to handle the additional demands created by our becoming a public company as a result of the VeriTeQ Transaction, which closed on July 8, 2013. Partially offsetting the increase was a reduction in non-cash compensation expense of approximately $0.2 million in the three-months ended March 31, 2014 as compared to the three-months ended March 31, 2013 as we had fewer stock options vesting in the current period. We expect our selling, general and administrative expenses to remain at the current level during 2014 and to increase in future years as we grow our business.

Development Expenses

Development expense was $64 thousand for the three-months ended March 31, 2014 and $6 thousand for the three months ended March 31, 2013. Development expenses for the three-months ended March 31, 2014 consist primarily of salaries and benefits and consulting expenses related to ongoing efforts to develop client and end user application programming interfaces, or APIs. The development expenses for the three-months ended March 31, 2013 were for product testing costs. We expect development expenses to continue to increase during 2014 and beyond as we focus more efforts on expanding our technology products’ features, database development and creating new applications for our products.

Depreciation and Amortization Expense

We incurred $0.1 million and $0.1 million of amortization expense for the three months ended March 31, 2014 and 2013, respectively. The expense related primarily to technology, customer relationship and trademarks resulting from two acquisitions during 2012. We expect depreciation and amortization expense to remain at the current levels during most of 2014 and for the expense to increase in future years as we expand our business operations.

Operating Loss

Operating loss was approximately $1.5 million for the three-months ended March 31, 2014 compared to an operating loss of approximately $1.1 million for the three- months ended March 31, 2013. The increase in the loss was primarily due to the increase in selling, general and administrative expenses, which are more fully discussed above.

Change in Value of Convertible Debt with Embedded Option Feature

Change in value of convertible debt with embedded option feature was approximately $2.4 million for the three months ended March 31, 2014. We did not incur a change in value of convertible debt with embedded option feature during the three-months ended March 31, 2013. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology assets. The debt is convertible into one-third of the shares of the Company’s common stock held beneficially by our CEO. As long as the debt remains outstanding, increases in our stock price will result in other expense and reductions in our stock price will result in other income.

Change in Value of Warrant Liabilities

Change in value of warrant liabilities was approximately $3.1 million for the three-months ended March 31, 2014. We did not incur a change in value of warrant liabilities during the three-months ended March 31, 2013. The warrants were issued in connection with a financing in November 13, 2013 and are being revalued each reporting period with changes in the value being reported as other income or expense.

Other Expense

Other expense was $56 thousand for the three months ended March 31, 2014. We did not incur other expense during the three-months ended March 31, 2013. Other expense was the loss recognized on the settlement of the receivable from the sale of DARC during the three-months ended March 31, 2014.

Interest Expense

Interest expense was $0.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The interest expense for the three-months ended March 31, 2014 relates primarily to a financing we entered into in November 2013. A significant portion of our interest expense in both periods is non-cash interest expense. All but approximately $7 thousand of the interest expense for the three-months ended March 31, 2014 resulted from the accretion of debt discount for the notes issued in the November 2013 financing. The remaining interest expense for the three months ended March 31, 2014 and 2013 relate to additional notes payable issued for working capital purposes and in the 2013 period for an asset acquisition. We will continue to record interest expense in connection with the accretion of debt discount for the notes issued in November 2013. At March 31, 2014, the current un-accreted balance of the debt discounts associated with the notes is approximately $1.1 million. If we enter into additional convertible debt financings, which include the issuances of warrants and beneficial conversion features, or if we modify the terms of our existing convertible debt and warrants we may be required to record significant interest expense in future periods.

Benefit for Income Taxes

While we realized net income for the three-months ended March 31, 2014, the income from the revaluations of the convertible note and warrants is a permanent difference and is, therefore, not included in taxable income for income tax purposes. In addition, we have incurred losses aggregating $13.1 million from December 14, 2011 (Inception) through March 31, 2014. Therefore, we have not recognized a benefit for income taxes during the three-months ended March 31, 2014 and 2013 and we have provided a full valuation allowance against our net deferred tax assets.

Net Income (Loss)

The net income was $3.6 million for the three-months ended March 31, 2014 compared to a net loss of $1.3 million for the three- months ended March 31, 2013. The net income for the three-months ended March 31, 2014 resulted primarily from the revaluation of the subordinated convertible debt with an embedded option feature and the revaluation of warrant liabilities. These liabilities are required to be revalued each reporting period based on the value of our common stock. Excluding the other income from these revaluations, we incurred a loss for the three-months ended March 31, 2014 of approximately $2.0 million, which resulted from our efforts to commercialize our Q Inside Safety Technology products, costs associated with being a public company, including investor relation services fees, insurance and legal and accounting fees, non-cash compensation for a restricted stock grant that vests in January 2015, amortization of intangibles and interest expense, among other items. The loss for the three-months ended March 31, 2013 resulted from efforts in commercializing our Q Inside Safety Technology products, legal costs associated with the acquisition of the radiation dosimeter technology assets in December 2012, non-cash compensation for stock option and restricted stock grants, amortization of intangibles and interest expense.

Environmental Action

We have been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim in being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in the three-months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

As of March 31, 2014, cash was $2 thousand compared to $13 thousand at December 31, 2013.

Net cash used in operating activities was $0.5 million and $0.2 million in the three months ended March 31, 2014 and 2013, respectively. In both periods, cash was used primarily for selling, general and administrative expenses.

We used cash of $1 thousand to purchase fixed assets during the three-months ended March 31, 2014 and no cash was used or provided by investing activities during the three-months ended March 31, 2013.

Net cash provided by financing activities totaled approximately $0.5 million in the three-months ended March 31, 2014. No cash was used or provided by financing activities during the three months ended March 31, 2013. The cash provided in the 2014 period was from the issuances of promissory notes.

Adjustments to reconcile income (loss) to net cash used in operating activities included the following:

Accounts payable increased to $1.0 million at March 31, 2014 from $0.9 million at December 31, 2013. The increase is due primarily to accounting and legal fees, patent maintenance fees, minimum royalties of $25 thousand that were billed in the current quarter and other amounts incurred for selling, general and administrative expenses. We continue to expect accounts payable to increase going forward until such time as we raise enough capital to pay the outstanding invoices, as well as due to the expanded efforts to commercialize our products.

Accrued expenses increased to $3.3 million at March 31, 2014 from $2.7 million at December 31, 2013. The increase is due primarily to higher accrued payroll costs as all bonuses are being deferred, accrued investor relations services fees and accrued royalty obligations, among other items. We expect our accrued expenses to continue to increase until such time as we are able to raise enough capital to pay the deferred payroll and other accrued costs.

The liability to a former related party under the shared services agreement remained constant at $0.2 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively. We terminated the shared services agreement effective July 8, 2013.

As we intend to outsource the manufacture of our Q Inside Safety Technology and other products, and to maintain “just-in-time” inventory levels, we do not currently anticipate having to make significant investments in fixed assets or inventory.

Liquidity

We are in the development stage, have incurred operating losses since our inception and we had a working capital deficit of approximately $4.8 million as of March 31, 2014. This compares to a working capital deficiency of approximately $3.1 million at December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Financing is required immediately and continuing to meet our liquidity needs. Our cash position is critically low, and payments critical to our survival are not being made in the ordinary course.

On November 13, 2013, we entered into a financing, which is more fully discussed in Note 5 to the accompanying condensed consolidated financial statements. However, the financing was inadequate to meet our liquidity needs. Moreover, the funds generated from the financing to date have been limited due to the requirement that a significant portion of the proceeds be held in restricted bank accounts. At May 12, 2014, approximately $0.7 million of the proceeds from the November 13, 2013 financing, which includes approximately $0.1 million from the sale of the MGT common stock, is still held in the restricted bank accounts. In addition to the November 13, 2013 financing, since December 31, 2013 to May 12, 2014, we have received approximately $0.6 million from the issuances of other promissory notes of which approximately $0.2 million was from related parties. In order to have the funds necessary to pay: (i) existing accounts payable and accrued expenses; (ii) our notes payable that are due on demand or due within the next twelve months and, in particular, the promissory notes issued on November 13, 2013, which if not converted into common stock mature on November 13, 2014; (iii) the liability under the shared services agreement; and (iv) commitments for capital expenditures, as well as to develop and market our technology products, we need to raise additional capital immediately. We do not know whether such additional capital will be available to us or, if it is available, we do not know if the terms of any financing will be favorable or even acceptable.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including: (i) our ability to realize in full the proceeds under the November 13, 2013 financing discussed above and whether the notes issued in the November 13, 2013 financing will be converted to stock or be required to be repaid in cash on the maturity date; (ii) the cash required to service our other outstanding debt and in particular those promissory notes that are due on demand; (iii) the cash that will be required to fund our business operations, including the purchasing of capital expenditures related to molds and testing equipment for our Q Inside Safety Technology products; and (iv) the cash required to pay our existing accounts payable and accrued expenses, most of which are past due and/or on extended payment terms, among other items. Failure to have the funds held in the restrictive bank accounts released to us, to raise additional capital in the coming days to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock, proceeds from the issuance of debt, including promissory notes issued to related parties, a shared services agreement with a former related party, the deferral of certain salary and bonuses payments to our senior executives and extended payment terms with certain of our vendors. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, the exercise of stock options, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund our operations in the coming days, it will have a material adverse effect on our financial condition, results of operations and cash flows and result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended March 31, 2014. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Change in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting identified in connection with an evaluation thereof that occurred during our first fiscal quarter of 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1 of Part I, “Financial Statements — Note 12 – Legal Proceedings.”

ITEM 1A.   RISK FACTORS

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-months ended March 31, 2014, the Company issued the following shares of its common stock:

●

46,847 shares of our common stock, $0.01 par value, to a note holder for conversion of a portion of an outstanding convertible promissory note and accrued interest. The value of the promissory note and accrued interest converted was $70,270.;

●	66,760 shares of our common stock, $0.01 par value, to a warrant holder for the cashless exercise of common stock warrants; and

●	363,484 shares of our common stock, $0.01 par value, to an option holder for the cashless exercise of stock options.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)	The Company entered into the following promissory notes subsequent to March 31, 2014, which were not reported on a Current Report on Form 8-K:

●

On April 16, 2014, the Company entered into a promissory note with the CEO of PSID, William Caragol, wherein Mr. Caragol loaned the Company the principal amount of $25,000. The note matures on April 16, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. If certain future events occur, the note becomes convertible as follows: (i) if notice given by holder, at a price equal to 60% of the lowest closing bid price over the 15-trading day immediately preceding a conversion notice, and (ii) if notice given by the Company, at a price of $0.35 per share.

●

On April 16, 2014, the Company entered into a promissory note with Ned Siegel wherein Mr. Siegel loaned the Company the principal amount of $30,000. The note matures on April 16, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. If certain future events occur, the note becomes convertible at a price of $0.35 per share.

●

On May 1, 2014, the Company entered into a promissory note with Ned Siegel wherein Mr. Siegel loaned the Company the principal amount of $20,000. The note matures on May 1, 2015, bears interest at the rate of 9% per annum and can be prepaid without penalty. If certain future events occur, the note becomes convertible at a price of $0.35 per share and warrants to acquire 100,000 shares of the Company’s common stock with an exercise price of $0.35 per share will be granted.

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION
(Registrant)

Date:	May 14, 2014	By:	/s/ Michael E. Krawitz
			Name:	Michael E. Krawitz
			Title:	Chief Legal and Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Promissory Note, dated April 16, 2014, between the Registrant as Borrower and William J. Caragol as Lender*

10.2	Promissory Note, dated April 16, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender*

10.3	Promissory Note, dated May 1, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender*

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Michael E. Krawitz, Chief Legal and Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith