Form 10-K/A
period 2013-12-31
VERITEQ
filed 2014-08-19
CIK 924642

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014 (the “Original Report”) and is being filed for the purpose of correcting information in Part I, Items 1 and 1A., Part II, Items 7, 8 and 9A and Part IV, Item 15. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company identified an error relating to the accounting for the financing transaction described below.

On November 13, 2013, the Company entered into a financing transaction, as more fully discussed in Note 5, which included notes in the principal amount of $1,816,667. The notes are convertible into shares of the Company’s common stock at an initial exercise price of $0.75 per share. The notes provided for the initial conversion price to be reset to lower amounts in the event the Company issues its common stock or is deemed to have issued its common stock at a price below the conversion price in effect at that time. This provision results in what is referred to as an embedded derivative and should have been bifurcated and a liability recorded for the embedded derivative at fair value upon the issuance of the notes and on December 31, 2013 in the Original Report. This oversight resulted in an understatement of the derivative liability of $3.1 million at December 31, 2013. Accordingly, we are restating our previously filed financial statements to reflect the fair value of this embedded derivative liability as a non-cash current liability on our Consolidated Balance Sheet at December 31, 2013 and to reflect the initial fair value and change in the fair value through December 31, 2013 in our Consolidated Statement of Operations, Consolidated Statement of Comprehensive Losses, Consolidated Statement of Changes in Stockholders’ Deficit and Consolidated Statement of Cash Flows for the year ended December 31, 2013 and from December 14, 2011 (our inception date) to December 31, 2013. We are also restating certain unaudited pro forma results related to a business combination for the year ended December 31, 2013. The correction of the error did not impact any assets.

The effect of the restatement on each of our financial statements at and as of December 31, 2013 and for the period from December 14, 2011 (Inception) to December 31, 2013 as well as certain unaudited pro forma information for the year ended December 31, 2013 is as follows:

Consolidated Balance Sheets Data

(in thousands)

	As Previously Reported December 31, 2013	Correction	As Restated December 31, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities for conversion option of the convertible notes	$—	$3,124	$3,124
Total current liabilities	$4,250	$3,124	$7,374
Total liabilities	$19,229	$3,124	$22,353
Accumulated deficit during the development stage	$(16,700)	$(3,124)	$(19,824)
Total stockholders’ deficit	$(11,010)	$(3,124)	$(14,134)

Consolidated Statements of Operations Data

 (in thousands, except per share data)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Other expense	$4,164	$363	$4,527
Interest expense	$4,335	$2,761	$7,096
Loss before income taxes	$(15,077)	$(3,124)	$(18,201)
Net loss	$(15,077)	$(3,124)	$(18,201)
Net loss per common share — basic and diluted	$(1.75)	$(0.36)	$(2.11)

	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Restated
Other expense	$4,164	$363	$4,527
Interest expense	$4,468	$2,761	$7,229
Loss before income taxes	$(17,500)	$(3,124)	$(20,624)
Net loss	$(16,700)	$(3,124)	$(19,824)

Consolidated Statements of Comprehensive Loss Data

 (in thousands)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Net loss	$(15,077)	$(3,124)	$(18,201)
Comprehensive loss	$(15,077)	$(3,124)	$(18,201)

	For the Period from December 14 2011 (Inception) to December 31, 2013 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Restated
Net loss	$(16,700)	$(3,124)	$(19,824)
Comprehensive loss	$(16,700)	$(3,124)	$(19,824)

Consolidated Statement of Changes in Stockholders’ Deficit Data

(in thousands)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Net loss for the year ended December 31, 2013	$(15,077)	$(3,124)	$(18,201)
Accumulated deficit at December 31, 2013	$(16,700)	$(3,124)	$(19,824)
Total stockholders’ deficit at December 31, 2013	$(11,010)	$(3,124)	$(14,134)

Consolidated Statements of Cash Flows Data

(in thousands)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Cash flows from operating activities:
Net loss	$(15,077)	$(3,124)	$(18,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	$3,873	$2,761	$6,634
Change in fair value of conversion option of the convertible notes	$—	$363	$363

	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Restated
Cash flows from operating activities:
Net loss	$(16,700)	$(3,124)	$(19,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	$3,991	$2,761	$6,752
Change in fair value of conversion option of the convertible notes	$—	$363	$363

Pro Forma Information

Unaudited pro forma results of operations for the year ended December 31, 2013 as originally reported and as restated is presented below. Such pro forma is more fully explained in Note 2.

(In thousands, except per share amounts)	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Net loss	$(15,453)	$(3,124)	$(18,577)
Net loss per common share – basic and diluted	$(1.69)	$(0.34)	$(2.03)

As a result of the errors discussed above, management identified material weaknesses in our internal control over financial reporting. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. Further, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013. These material weaknesses have not been fully remediated as of the filing date of this report.

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

VERITEQ CORPORATION

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

Securities Purchase Agreement, Notes and Warrants

On November 13, 2013, we entered into a securities purchase agreement with a group of institutional and accredited investors. Pursuant to the terms of the agreement, we issued and sold to the investors the notes in the aggregate original principal amount of $1,816,667 and warrants to purchase up to 2,422,222 shares of our common stock. At closing, we received proceeds of $635,000 from the financing, which is net of $115,000 of the investors’ expenses paid for by the Company. The notes were issued with an original issue discount of $166,667 and $150,000 of the note balance represents an amount due to the placement agent for fees earned in connected with the securities purchase agreement. Under the terms of the financing, $750,000 of the proceeds were required to be placed in restricted bank accounts. In addition, $132,500 of proceeds from the sale of marketable securities that we sold under the terms of a securities purchase agreement with one of the investors dated November 21, 2013 was required to be placed in the restricted accounts on a pro rata basis. Thus, the restricted funds totaled $0.9 million at December 31, 2013. Per the terms of the financing, the restricted funds were to be applied to pay any redemption or other payments due under the applicable note to the applicable holder from time to time with a portion of the restricted funds to be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. However, to provide the Company with additional liquidity, on April 3, 2014, certain investors allowed the transfer of approximately $145,000 of the restricted funds to our operating account.

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

For the years ended December 31, 2013 and 2012, we experienced net losses of $18.2 million and $1.6 million, respectively, and our accumulated deficit at December 31, 2013 was $19.8 million. We reported only $18,000 of revenue for the year ended December 31, 2013 and no revenue for the year ended December 31, 2012. Until one or more of the products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit. We expect to continue to incur operating losses for the near future. Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have incurred and expect to continue to incur significant expenses related to the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures and preparation of periodic Exchange Act reporting.

We have devoted substantial internal and external resources to remediation relating to the restatement and the preparation and filing of this Amended Form 10-K and the preparation of the 2014 Forms 10-Q. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services, legal services, consent waivers as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our management towards identifying and addressing any internal weaknesses, could have a material adverse effect on our business, profitability and financial condition.

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

As a result of the errors discussed in the Explanatory Note at the beginning of this Annual Report, management identified material weaknesses in our internal control over financial reporting. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. Further, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013. These material weaknesses have not been fully remediated as of the filing date of this report.

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

Results of Operations

Our consolidated operating activities used cash of $1.9 million and $0.3 million during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, our cash on hand totaled $13 thousand compared to $0.2 million as of December 31, 2012. As of December 31, 2013, our stockholders’ deficit was $14.1 million, as compared to a deficit of $38 thousand as of December 31, 2012, and as of December 31, 2013, we had an accumulated deficit of $19.8 million. Our consolidated net loss was $18.2 million and $1.6 million for the years ending December 31, 2013 and 2012, respectively, and $19.8 million from inception (December 14, 2011) to December 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the lives of long-lived assets; (ii) Black-Scholes-Merton, or BSM, valuation models used to estimate the fair value of stock-based compensation and warrants; (iii) determining the fair value of the embedded convertible option in convertible notes; (iv) the amount of beneficial conversion feature of convertible debt; (v) the liability for royalty obligations; and (vi) determining valuation allowances for deferred tax assets, among other items.

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

Other Expense

Other expense was $4.5 million for the year ended December 31, 2013 and nil for the year ended December 31, 2012. Approximately $0.4 million of other expense relates to the change in fair value of the embedded derivative (conversion option) associated with notes issued on November 13, 2013. Approximately, $2.8 million of other expense relates to the revaluation of promissory notes with an embedded convertible option to fair value. This note was entered into in December 2012 in connection with the acquisition of our dosimeter technology. Approximately $1.3 million of the expense related to the valuation/revaluation of common stock warrants issued on November 13, 2013, as the warrants are required to be revalued each reporting period, and approximately $0.1 million relates to a realized loss on the sale of marketable securities. As long as the convertible notes issued on November 13, 2013, the promissory note with an embedded convertible option and the common stock warrants remain outstanding, other expense will continue to fluctuate each reporting period with increases in the fair values resulting in additional expense and reductions resulting in a decrease in other expense.

Interest Expense

Interest expense was $7.1 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively. The interest expense for the year ended December 31, 2013 relates primarily to a financing with several investors that we entered into in November 2013. Of the $7.1 million of expense in 2013, approximately $6.7 million is non-cash interest expense, compared to non-cash interest expense of approximately $0.1 million in 2012. Included in interest expense for the year ended December 31, 2013 in connection with the November 2013 financing is: (i) the accretion of debt discount of approximately $0.2 million; (ii) $3.2 million of discount associated with the fair value of the warrants issued in connection with the financing; (iii) $2.8 million related to the initial fair value of the conversion option of the convertible notes and (iv) the amortization of financing costs of $0.4 million. The remaining interest expense for 2013 and the interest expense for 2012 relate to additional notes payable issued in 2013 and 2012 for an acquisition and working capital purposes. If we enter into additional convertible debt financings, which include embedded conversion options; the issuances of warrants and beneficial conversion features, or if we modify the terms of our existing convertible debt and warrants we may be required to record significant interest expense in future periods.

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

Net Loss

The net loss was $18.2 million for the year ended December 31, 2013 compared to a net loss of $1.6 million for the year December 31, 2012. The loss for 2013 resulted from the significant increase in interest expense, higher personnel costs as we continue our effort to commercialize our Q Inside Safety Technology products, higher non-cash compensation expenses associated with stock options and restricted stock grants, expensed incurred in connection with the Exchange Agreement, and other expense related to the revaluation of convertible debt, embedded conversion options and warrants, which are required to be revalued each reporting period. We also realized a benefit for income taxes for the year ended December 31, 2012, which further contributed to the increase in the loss for 2013. The loss for 2012 resulted from efforts in commercializing our Q Inside Safety Technology products, legal costs associated with the acquisition of the radiation dosimeter technology assets in December 2012 and increases in non-cash compensation, amortization and interest expense, which were partially offset by the benefit for income taxes.

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

(In thousands, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net operating revenue	$18	$—
Net loss	$18,577	$(3,958)

Related Party Transactions

We have entered into a shared services agreement as well as certain promissory notes with related parties. Each of the related party transaction is more fully discussed beginning on page 39 of our Original Report and in Notes 10 and 14 to the accompanying consolidated financial statements.

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

Liquidity

We are in the development stage, have incurred operating losses since our inception and we had a working capital deficit of approximately $3.1 million as of December 31, 2013, excluding the non-cash conversion option of the covertible notes. This compares to a working capital deficiency of approximately $1.4 million at December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2013, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

To address the material weaknesses described below, the Company performed additional analyses and other procedures (as further described below under the subheading “Management’s Remediation Initiatives”) to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Amended Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Amended Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decrease over time.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses described below resulted in a restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2013, as outlined in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K. Management has concluded that as of December 31, 2013, the material weaknesses in internal control over financial reporting described below were present.

The material weaknesses included deficiencies in the period-end financial reporting process including insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities. As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

Management’s Remediation Initiatives

Management became aware of the material weaknesses described above during the preparation of the Company’s Form 10-Q for the period ended June 30, 2014. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities as presented in its consolidated financial statements at and as of December 31, 2013. However, the material weaknesses have not been fully remediated as of the filing date of this report.

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

VERITEQ CORPORATION

	By:	/s/ Scott R. Silverman
Date: August 19, 2014		Scott R. Silverman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer and Chairman of the Board	August 19, 2014
Scott R. Silverman

Chief Legal and Financial Officer
/s/ Michael E. Krawitz	(Principal Financial Officer)	August 19, 2014
Michael E. Krawitz

/s/ Barry M. Edelstein	Director
Barry M. Edelstein		August 19, 2014

/s/ Daniel E. Penni	Director
Daniel E. Penni		August 19, 2014

/s/ Ned. L. Siegel	Director
Ned. L. Siegel		August 19, 2014

/s/ Shawn A. Wooden	Director
Shawn A. Wooden		August 19, 2014

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

10.16

Employment Agreement dated as of July 8, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.17

Employment Agreement, effective as of January 1, 2012, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.18

Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.19

Employment Agreement, dated January 2, 2013, but made effective as of September 1, 2012, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.20

Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler(filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.21

Restricted Stock Award Agreement, dated January 22, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.22

Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.23

Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.24

Stock Purchase Agreement, dated January 11, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.25

Asset Purchase Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.26

Development and Supply Agreement, effective April 2, 2009 by and between Medical Components, Inc. and VeriChip Corporation assumed by the Registrant under the terms of the Stock Purchase Agreement, dated January 11, 2012 by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.27

License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.28

Letter Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.29

License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.30

Secured Promissory Note, dated January 11, 2012, between VeriTeQ Acquisition Corporation as Borrower and PositiveID Corporation as Lender (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.31

Letter Agreement, dated April 22, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.32

Letter Agreement dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.33

Asset Purchase Agreement, dated December 3, 2012, between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.34

Bill of Sale, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.35

Assignment and Assumption Agreement, dated November 30, 2012 and effective December 3, 2013, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation(filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.36

Assignment and Assumption of Patents, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.37

Assignment and Assumption of Trademarks, dated November 28, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holdings Corporation (filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.38

Royalty Agreement dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.39

Sublicense Agreement, effective November 26, 2012 by and between VeriTeQ Acquisition Corporation and SNC Holdings Corp. (filed as Exhibit 10-39 to Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.40

Form of Security Agreement, dated November 28, 2012 and effective December 3, 2012, among SNC Holdings Corp., VeriTeQ Acquisition Corporation and VTQ IP Holdings Corporation (filed as Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.41

Non-Negotiable Secured Convertible Promissory Note dated December 3, 2012, between VeriTeQ Acquisition Corporation as Borrower and SNC Holding Corp. as Lender (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.42

First Amendment to Promissory Note, dated July 8, 2013, given by VeriTeQ Acquisition Corporation as Borrower in Favor of SNC Holding Corp.as Lender (filed as Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.43

Promissory Note, dated April 10, 2013, among VeriTeQ Acquisition Corporation as Borrower and Randolph Geissler/Donald Brattain as Lenders (filed as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.44

Promissory Note, dated October 11, 2013, between VeriTeQ Acquisition Corporation as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.45

Promissory Note, dated October 29, 2013, between the Registrant as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.46

Letter Agreement dated November 8, 2013, between VeriTeQ Acquisition Corporation and PositiveID Corporation (filed as Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.47

Securities Purchase Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.48

Form of Senior Convertible Note, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.49

Form of Warrant, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.50

Form of Registration Rights Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.51

Form of Lock-Up Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.52

Security Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.53

Guaranty, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K file with the Commission on November 14, 2013)

10.54

Stock Purchase Agreement, dated November 21, 2013, by and among the Registrant and Hudson Bay Master Fund Ltd. (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.55

Promissory Note, dated January 8, 2014, between the Registrant as Borrower and Michael E. Krawitz as Lender (filed as Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.56

Promissory Note, dated January 16, 2014, between the Registrant as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.57

Promissory Note, dated January 16, 2014, between the Registrant as Borrower and Randolph K. Geissler as Lender  (filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.58

Promissory Note, dated February 4, 2014, between the Registrant as Borrower and Corbin Properties LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2014)

10.59

Employment Agreement between the Company and Michael E. Krawitz effective January 31, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2014)

10.60

Development and Supply Agreement, dated September 21, 2012 by and between VeriTeQ Acquisition Corporation and Establishment Labs, S.A. (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.61

Letter Agreement between the Registrant and the Buyers of Digital Angel Radio Communications Limited effective January 30, 2014(filed as Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.62

Promissory Note, dated March 4, 2014, between the Registrant as Borrower and Daniel Penni as Lender (filed as Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.63

Springing Promissory Note, dated March 6, 2014, between the Registrant as Borrower and James Rybicki Trust as Lender (filed as Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.64

Springing Promissory Note, dated March 5, 2014, between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender (filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.65

Springing Promissory Note, dated March 10, 2014 between the Registrant as Borrower and William Caragol as Lender (filed as Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

10.66

Springing Promissory Note, dated March 20, 2014 between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

23.1*	Consent of EisnerAmper LLP

31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2*	Certification by Michael E. Krawitz, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1*	Certification by Scott R. Silverman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Michael E. Krawitz Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

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

As discussed in Note 14 to the consolidated financial statements, the Company has restated its 2013 consolidated financial statements and for the period from December 14, 2011 (inception) to December 31, 2013.

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

/s/ EisnerAmper LLP

New York, New York

April 15, 2014

except for Notes 5, 6, 8, 9 and 14, as to which the date is August 19, 2014

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2013	2012
	As Restated and Amended
ASSETS
Current assets:
Cash	$13	$183
Restricted cash	882	—
Inventory	21	—
Other receivable	171	—
Other current assets	96	—
Total current assets	1,183	183

Property and equipment, net	4	—
Other assets	14	—
Intangible assets, net	7,018	7,612
Total assets	$8,219	$7,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $60 and $232 to related parties, respectively)	$467	$326
Liabilities for conversion options of convertible notes	3,124	—
Accounts payable	854	82
Accrued expenses (including $1,764 and $724 to related parties, respectively)	2,718	1,072
Due to related party under shared services agreement	211	138
Total current liabilities	7,374	1,618

Commitments and contingencies
Note payable to related party, net of discount	—	78
Subordinated convertible debt with an embedded convertible option, at fair value	4,925	2,137
Warrant liabilities	6,114	—
Contingent consideration – Estimated royalty obligations	3,940	4,000
Total liabilities	22,353	7,833

Stockholders’ deficit:
Preferred Stock ($10 par value; shares authorized 5,000; 0 shares issued and outstanding)	—	—
Common shares ($0.01 par value; shares authorized 50,000; shares issued and outstanding, 9,459 and 7,021, respectively)	95	70
Additional paid-in-capital	5,595	1,515
Accumulated deficit during the development stage	(19,824)	(1,623)
Total stockholders’ deficit	(14,134)	(38)
Total liabilities and stockholders’ deficit	$8,219	$7,795

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statements of Operations

 (in thousands, except per share data)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From December 14, 2011 (Inception) to December 31, 2013
	As Restated and Amended		As Restated and Amended

Sales	$18	—	$18
Cost of goods sold	7	—	7

Gross margin	11	—	11

Operating Expenses:

Selling, general and administrative expenses	$5,994	$2,064	$8,076
Depreciation and amortization expense	595	208	803
Total operating expenses	6,589	2,272	8,879
Other expense	4,527	—	4,527
Interest expense	7,096	133	7,229

Loss before income taxes	(18,201)	(2,405)	(20,624)
Benefit for income taxes	—	800	800

Net loss	$(18,201)	$(1,605)	$(19,824)

Net loss per common share — basic and diluted	$(2.11)	$(0.25)	—

Weighted average number of common shares outstanding — basic and diluted	8,607	6,529	—

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

 (in thousands)

	Year Ended December 31,		From December 14, 2011 (Inception) to December 31, 2013
	2013	2012
	As Restated and Amended		As Restated and Amended
Net loss	$(18,201)	$(1,605)	$(19,824)
Comprehensive loss	$(18,201)	$(1,605)	$(19,824)

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

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Period from December 14, 2011 (Inception) to December 31, 2013

(in thousands)

						Accumulated
						Deficit
					Additional	during	Total
	Preferred Stock		Common Stock		Paid-In	development	Stockholders’
	Number	Amount	Number	Amount	Capital	stage	Deficit
						As Restated and Amended	As Restated and Amended
December 14, 2011 (Inception)
Net loss	__	__	—	—	—	$(18)	$(18)
Balance, December 31, 2011	__	__	—	—	—	(18)	(18)

Net loss	—	—	—	—	—	(1,605)	(1,605)
Issuances of common stock for founders shares, January 2012			5,563	56	(56)	—	—
Issuance of common stock and assumption of stock options for acquisition, January 2012	—	—	763	8	752	—	760
Issuance of common stock to investors, April 2012	—	—	218	2	78	—	80
Issuance of common stock and warrants to investor, June 2012	—	—	41	—	15	—	15
Issuance of common stock for shared services, June 2012	—	—	436	4	156	—	160
Issuance of common stock warrants in connection with convertible note payable, September 2012	—	—	—	—	33	—	33
Beneficial conversion feature of convertible note payable, September 2012	—	—	—	—	33	—	33
Issuance of common stock warrants in connection with convertible notes payable, October 2012	—	—	—	—	34	—	34
Beneficial conversion feature of convertible notes payable, October 2012	—	—	—	—	34	—	34
Issuance of common stock warrants in connection with convertible notes payable, December 2012	—	—	—	—	41	—	41
Beneficial conversion feature of convertible notes payable, December 2012	—	—	—	—	41	—	41
Share-based compensation	—	—	—	—	354	—	354

Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$(38)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Period from December 14, 2011 (Inception) to December 31, 2013

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
						As Restated and Amended	As Restated and Amended

Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$(38)
Net loss	—	—	—	—	—	(18,201)	(18,201)
Issuance of restricted stock for compensation, January 2013			859	9	(9)	—	—
Issuance of common stock and warrants for note conversion, March 2013	—	—	95	1	194	—	195
Issuance of warrants in connection with note payable, April 2013	—	—	—	—	35	—	35
Issuance of common stock and warrants for note conversion, June 2013	—	—	221	2	439	—	441
Issuance of common stock to investor, June 2013	—	—	19	—	25	—	25
Acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation) common stock, July 2013	—	—	1,029	10	925	—	935
Issuance of Series C Preferred Stock to VeriTeQ shareholders in exchange for their common stock, July 2013	411	4,108	(8,215)	(82)	(4,026)	—	—
Issuance of common stock for investment advisory services, July 2013	—	—	42	1	62	—	63
Issuance of common stock from conversion of preferred stock, October 2013	(411)	(4,108)	8,215	82	4,026	—	—
Adjust for cash paid in lieu of fractional shares, October 2013	—	—	(7)	—	(16)	—	(16)
Issuance of common stock for partial note conversion, October 2013	—	—	17	—	25	—	25
Issuance of common stock for investor relations services, October 2013	—	—	33	1	90	—	91
Issuance of common stock for investor relations services, November 2013	—	—	130	1	262	—	263
Share-based compensation	—	—	—	—	2,048	—	2,048

Balance, December 31, 2013	—	$—	9,459	$95	$5,595	$(19,824)	$(14,134)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Consolidated Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From December 14, 2011 (Inception) to December 31, 2013
	As Restated and Amended		As Restated and Amended
Cash flows from operating activities:
Net loss	$(18,201)	$(1,605)	$(19,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	2,048	354	2,402
Depreciation and amortization	595	208	803
Non-cash interest expense	6,634	118	6,752
Change in fair value of subordinated convertible debt	2,788	—	2,788
Change in fair value of conversion options of convertible notes	363	—	363
Change in fair value of warrants	720	—	720
Deferred income tax benefit	—	(800)	(800)
Issuance of common stock for investment advisory and investor relation services	417	—	416
Issuance of warrants for contract amendment	550	—	550
Realized loss on sale of marketable securities, available-for-sale	107	—	107
Change in other receivable	54	—	54
Change in other current assets	(72)	—	(72)
Change in accounts payable, accrued expenses and liability under shared services agreement	2,053	1,413	3,485
Change in other assets	(10)	—	(10)
Net cash used in operating activities	(1,954)	(312)	(2,266)

Cash flows from investing activities:
Purchases of fixed assets	(4)	—	(4)
Sale of marketable securities, available-for-sale	133	—	133
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	818	—	818
Net cash provided by investing activities	947	—	947

Cash flows from financing activities:
Proceeds from the issuances of notes payable and warrants, net of repayments of $100 in 2013	60	400	460
Proceeds from the issuance of common stock to investors	25	80	105
Proceeds from the issuance of senior convertible debt	1,650	—	1,650
Change in restricted cash	(882)	—	(882)
Cash paid in lieu of fractional shares	(16)	—	(16)
Proceeds from the issuance of common stock and warrants to investor	—	15	15
Net cash provided by financing activities	837	495	1,332

Net (decrease) increase in cash	(170)	183	13
Cash --- Beginning of period	183	—	—
Cash — End of period	$13	$183	$13
Supplemental disclosure of cash flow information:
Interest paid	—	—	—
Income taxes paid	—	—	—

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

Although we had negative working capital at December 31, 2013, we are hopeful that we will be able to generate enough cash from capital raises, business operations as we begin to ship our products, additional issuances of promissory notes to related parties and others and through other investing and financing sources as well as from our ability to delay certain salary and bonus payments to senior management until funds are available and to undertake other cash management initiatives, including working with our vendors to continue to allow us to extend payment terms in order to operate our business for the twelve months ending December 31, 2014. In November 2013, we entered into a $1,816,667 convertible debt financing as more fully described in Note 5, which matures on November 13, 2014. Under the terms of the financing, $750,000 of the proceeds were required to be placed in restricted bank accounts. In addition, $132,500 of proceeds from the sale of marketable securities that we sold under the terms of a securities purchase agreement with one of the investors was required to be placed in the restricted accounts. Thus, the restricted funds totaled $0.9 million at December 31, 2013. Per the terms of the financing, the restricted funds were to be applied to pay any redemption or other payments due under the applicable note to the applicable holder from time to time with a portion of the restricted funds to be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. However, to provide the Company with additional liquidity, on April 3, 2014, certain investors allowed the transfer of approximately $145,000 of the restricted funds to our operating account.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in determining the lives of long-lived assets, in Black-Scholes-Merton (“BSM”) valuation models in estimating the fair value of stock-based compensation, promissory notes with an embedded convertible options and royalty obligations and in determining valuation allowances for intangible assets, deferred tax assets, among others.

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

(In thousands, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net operating revenue	$18	$—
Net loss	$(18,577)	$(3,958)
Net loss per common share – basic and diluted	$(2.03)	$(0.52)

3. Intangible Assets

Intangibles and other assets consist of the following:

	December 31, 2013	December 31, 2012	Lives (in years)
	(in thousands)	(in thousands)
Technology, net of accumulated amortization of $627 and $136	$6,244	$6,734	14
Customer relationship, net of accumulated amortization of $141 and $69	359	431	7
Trademarks, net of accumulated amortization of $35 and $3	415	447	14
	$7,018	$7,612

Estimated amortization of intangible assets for the years ending December 31 is as follows (in thousands):

2014	$594
2015	594
2016	594
2017	594
2018	594
Thereafter	4,048

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

Proceeds Received and Restricted Cash

At Closing, we received proceeds, net of $115,000 of the investors expenses that were paid for by the Company, of $635,000 and approximately $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each investors note balance. The restricted funds will be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. Pursuant to the terms of the financing, a portion of the restricted funds will be released to us upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. Per the term of the securities purchase agreement, we were required upon the sale of 50,000 shares of MGT Capital Investments Inc.’s common stock that we owned to place the proceeds from the sale into the restricted bank accounts on a pro rata basis. Accordingly, on November 21, 2013, upon the sale of the 50,000 shares of MGT’s common stock under the terms of a stock purchase agreement, we placed approximately $132,500 into the restricted accounts. The balance in the restricted bank accounts totals approximately $0.9 million at December 31, 2013. On April 3, 2014, certain investors transferred approximately $145,000 of the restricted funds to our operating account as more fully discussed in Note 15.

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

The Notes may be converted into our common stock, at the option of the holder, at any time following issuance, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of our common stock. The Conversion Price of the Notes is $0.75. If and whenever after the Closing we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price. The convertible option of these Notes were bifurcated from the Notes and recorded at its fair value on the date of issuance and at each reporting date, with the change in the fair value being charged/credited to other income/expense.

The Conversion Price is also subject to adjustment upon the following events:

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

Notes payable and long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)
PSID Note for $200 dated January 11, 2012, bears interest at 5% per annum, net of discount of $0 and $43 was originally payable in monthly instalments beginning January 11, 2013 through December 11, 2014. Note was amended in July 2013 to allow for conversion into common stock and extend payment terms. After the note was partially converted into common stock in October 2013, PSID assigned the note to a group of lenders in November 2013. The Company issued 300 warrants to PSID in connection with a letter agreement entered into in November 2013(2)(3)	$175	$157
Convertible term note for $125 issued September 25, 2012 net of discount of $31, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per share and matures on March 31, 2013. Note was issued with warrants to acquire 40 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in March 2013. An additional 40 warrants with an exercise price of $1.57 per share were granted in March 2013 as an inducement to the conversion.(2)	—	94
Convertible term note for $125 issued October 12, 2012, net of discount of $39, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per shares and matures April 10, 2013. Note was issued with warrants to acquire 40 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in June 2013. An additional 40 warrants with an exercise price of $1.57 per share were granted in June 2013 as an inducement to the conversion.(1)(2)	—	86
Convertible term note for $100 issued December 31, 2012, net of discount of $55, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per share and matures June 30, 2013. Note was issued with warrants to acquire 29 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in June 2013. An additional 29 warrants with an exercise price of $1.57 per share were granted in June 2013 as an inducement to the conversion.(1) (2)	—	45
Convertible term note for $50 issued December 31, 2012, net of discount of $28, bears interest at 10% per annum, is convertible into shares of common stock at $1.57 per shares and matures June 30, 2013. Note was issued with warrants to acquire 14 shares of common stock with an exercise price of $1.57 per share. Note was converted into common stock in June 2013. An additional 14 warrants with an exercise price of $1.57 per share were granted in June 2013 as an inducement to the conversion.(1) (2)	—	22
Demand note for $80 issued October 11, 2013 to CEO, bears interest at 5% per annum, partially repaid in November 2013(1)	30	—
Demand note for $30 issued October 29, 2013 to CEO, bears interest at 5% per annum(1)	30	—
Senior Secured Convertible Notes issued November 13, 2013 for $1,817, net of discount of $1,585, to group of institutional investors, are convertible into shares of common stock at $0.75 per share and mature November 13, 2014. Notes were issued with warrants to acquire 2,644 shares of common stock with an exercise price of $2.84 per share.(2)	232	—
Total notes payable	467	404
Less: Current maturities	467	326
Note payable long-term	$—	$78

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$4,925	$2,137

(1) These notes have been issued to related parties. For additional discussion, see Note 10.

(2) The warrants are more fully described in Note 7. The fair value of the conversion option is bifurcated and recorded at fair value.

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

Interest expense was approximately $7.1 million for the year ended December 31, 2013. This includes approximately $2.8 million for the initial fair value of the embedded derivative (conversion option) of convertible notes, approximately $3.4 million for the value of warrants issued in connection with debt, including $0.4 million associated with the warrants issued as a placement agent fee, approximately $0.4 million of debt issue costs, which were expensed as incurred, approximately $0.3 million of debt discount accretion and approximately $0.1 million for shares issued to as an inducement to convert notes during 2013.

Interest expense was $0.1 million during the year ended December 31, 2012 of which approximately $31 thousand related to the accretion of beneficial conversion feature of the convertible notes. We did not incur any interest expense from December 14, 2011 (inception) to December 31, 2011.

Given the significant amount of non-cash interest expense associated with the conversion option fair value and the value of the warrants issued in connection with debt, the weighted average effective interest rate for the year ended December 31, 2013 is not a meaningful number. The weighted average effective interest rate was 37.62% for the year ended December 31, 2012.

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

During the year end December 31, 2013, we had a short-term investment (marketable securities), which we valued using Level 1 inputs. The marketable securities were sold in November 2013. During the year ended December 31, 2013, the subordinated convertible note issued to SNC Holdings Corp., which has a convertible option embedded in the note, the convertible option embedded in the Notes, warrant liabilities and the estimated royalty obligations were valued using Level 3 inputs, and for the year ended December 31, 2012, the note issued to SNC Holdings Corp. and the royalty obligations were valued using Level 3 inputs. The changes in fair value of the subordinated convertible note and the warrant liability during 2013 are reflected in other expense for 2013. There was no change in the estimated fair value of the royalty obligations.

Notes Payable and Long-Term Debt

The carrying amount approximates fair value based on management’s estimate of the applied discount rates and fair value adjustments. The subordinated convertible note with an embedded conversion option was discounted at 22.8% at December 31, 2012. Subsequently, we have valued the subordinate convertible note based on the market value of the shares of our common stock into which it is convertible at each period end. We valued the convertible option embedded in the Notes at fair value.

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

Conversion option of the Notes

The carrying amount approximates management’s estimate of the fair value of the embedded conversion option at December 31, 2013 based on using a Monte Carlo model with the following assumptions: market price $2.29, term 0.92 years, standard deviation 0.18 and conversion price $0.75.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$4,925	$—	$—	$2,137
Conversion option of the Notes	$—	$—	$3,124	$—	$—	$—
Warrant liabilities	$—	$—	$6,114	$—	$—	$—
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2013:

	Subordinated Note with Convertible Option	Embedded Conversion Option of the Notes	Warrant Liabilities	Estimated Royalty Obligations

Balance at December 31, 2012	$2,137	$—	$—	$4,000
Initial fair value of conversion option of the Notes	—	2,761	—	—
Issuances of warrants accounted for as liabilities	—	—	5,394	—
Change in fair value	2,788	363	720	—

Balance at December 31, 2013	$4,925	$3,124	$6,114	$4,000	**

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

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2013	2012
	%	%

Statutory tax/(benefit) rate	(35)	(35)
State income taxes, net of federal benefits	(4)	(4)
Transaction costs not deductible	1	—
Interest and other expenses not deductible	23	—
Change in deferred tax asset valuation allowance	15	6
	(--)	(33)

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

9. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	2013	2012
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(18,201)	$(1,605)
Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)(2)	8,607	6,529
Loss per share — basic and diluted
Total — basic and diluted	$(2.11)	$(0.25)

(1)	Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding.
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

Notes Payable

During the years ended December 31, 2013 and 2012, we issued notes payable to certain directors, officers and a relative of a director. These notes are further discussed in Note 5. Subsequent to December 31, 2013, we issued notes payable to certain directors and officers. These notes are further discussed in Note 15.

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

Michael Krawitz Employment Agreement

In addition, effective January 31, 2014, we entered into an employment agreement with Michael Krawitz to serve as our Chief legal and Financial Officer. Mr. Krawitz’ employment agreement is described in Note 15.

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

14. Restatement and Amendment of Previously Reported Financial Statements

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company identified an error relating to the accounting for the financing transaction described below.

On November 13, 2013, the Company entered into a financing transaction, as more fully discussed in Note 5, which included the notes in the principal amount of $1,816,667. The notes are convertible into shares of the Company’s common stock at an initial exercise price of $0.75 per share. The notes provided for the initial conversion price to be reset to lower amounts in the event the Company issues its common stock or is deemed to have issued its common stock at a price below the conversion price in effect at that time. This provision results in what is referred to as an embedded derivative and should have been bifurcated and a liability recorded for the embedded derivative at fair value upon the issuance of the Notes and at December 31, 2013 in the Original Report. This oversight resulted in an understatement of the derivative liability of $3.1 million at December 31, 2013. Accordingly, we are restating our previously filed financial statements to reflect the fair value of this embedded derivative liability as a current liability on our Consolidated Balance Sheet at December 31, 2013 and to reflect the initial fair value and change in the fair value through December 31, 2013 in our Consolidated Statement of Operations, Consolidated Statement of Comprehensive Losses, Consolidated Statement of Changes in Stockholders’ Deficit and Consolidated Statement of Cash Flows for the year ended December 31, 2013 and from December 14, 2011 (our inception date) to December 31, 2013. We are also restating certain unaudited pro forma results related to a business combination in Note 3 for the year ended December 31, 2013. The correction of the error did not impact any assets.

The effect of the restatement on each of our financial statements at and as of December 31, 2013 and for the period from December 14, 2011 (Inception) to December 31, 2013 as well as certain unaudited pro forma information for the year ended December 31, 2013 is as follows:

Consolidated Balance Sheets Data

(in thousands, except par value)

	As
	Previously
	Reported
	December		As Restated
	31,		December 31,
	2013	Correction	2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities for conversion option under convertible notes	$—	$3,124	$3,124
Total current liabilities	$4,250	$3,124	$7,374
Total liabilities	$19,229	$3,124	$22,353
Accumulated deficit during the development stage	$(16,700)	$(3,124)	$(19,824)
Total stockholders’ deficit	$(11,010)	$(3,124)	$(14,134)

Consolidated Statements of Operations Data

 (in thousands, except per share data)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Other expense	$4,164	$363	$4,527
Interest expense	$4,335	$2,761	$7,096
Loss before income taxes	$(15,077)	$(3,124)	$(18,201)
Net loss	$(15,077)	$(3,124)	$(18,201)
Net loss per common share — basic and diluted	$(1.75)	$(0.36)	$(2.11)

	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Restated
Other expense	$4,164	$363	$4,527
Interest expense	$4,468	$2,761	$7,229
Loss before income taxes	$(17,500)	$(3,124)	$(20,624)
Net loss	$(16,700)	$(3,124)	$(19,824)

Consolidated Statements of Comprehensive Loss Data

 (in thousands)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Net loss	$(15,077)	$(3,124)	$(18,201)
Comprehensive loss	$(15,077)	$(3,124)	$(18,201)

	For the Period from December 14 2011 (Inception) to December 31, 2013 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Restated
Net loss	$(16,700)	$(3,124)	$(19,824)
Comprehensive loss	$(16,700)	$(3,124)	$(19,824)

Consolidated Statement of Changes in Stockholders’ Deficit Data

(in thousands)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Net loss for the year ended December 31, 2013	$(15,077)	$(3,124)	$(18,201)
Accumulated deficit at December 31, 2013	$(16,700)	$(3,124)	$(19,824)
Total stockholders’ deficit at December 31, 2013	$(11,010)	$(3,124)	$(14,134)

Consolidated Statements of Cash Flows Data

(in thousands)

	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Cash flows from operating activities:
Net loss	$(15,077)	$(3,124)	$(18,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	$3,873	$2,761	$6,634
Change in fair value of conversion option under convertible notes	$—	$363	$363

	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to December 31, 2013 As Restated
Cash flows from operating activities:
Net loss	$(16,700)	$(3,124)	$(19,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	$3,991	$2,761	$6,752
Change in fair value of conversion option under convertible notes	$—	$363	$363

Pro Forma Information

Unaudited pro forma results of operations for the year ended December 31, 2013 as originally reported and as restated is presented below. Such pro forma is more fully explained in Note 3.

(In thousands, except per share amounts)	For the Year Ended December 31, 2013 As Previously Reported	Correction	For the Year Ended December 31, 2013 As Restated
Net loss	$(15,453)	$(3,124)	$(18,577)
Net loss per common share – basic and diluted	$(1.69)	$(0.34)	$(2.03)

15. Subsequent Events

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