Form 10-Q/A
period 2014-03-31
VERITEQ
filed 2014-08-20
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three-months ended March 31, 2014 filed with the Securities and Exchange Commission on May 14, 2014 (the “Original Report”) and is being filed for the purpose of correcting information in Part I, Items 1, 2 and 4 and Part II, Item 6. In connection with the preparation of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company identified an error relating to the accounting for the financing transaction described below.

On November 13, 2013, the Company entered into a financing transaction, as more fully discussed in Note 5 to the accompanying financial statements, which included notes in the principal amount of $1,816,667. The notes are convertible into shares of the Company’s common stock at an initial exercise price of $0.75 per share. The notes provided for the initial conversion price to be reset to lower amounts in the event the Company issues its common stock or is deemed to have issued its common stock at a price below the conversion price in effect at that time. This provision results in what is referred to as an embedded derivative and should have been bifurcated and a liability recorded at fair value upon the issuance of the notes and on December 31, 2013 and on March 31, 2014 in the Original Report. This oversight resulted in an understatement of the derivative liability of $2.1 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively. Accordingly, we are restating our previously filed financial statements to reflect the fair value of this embedded derivative liability as a non-cash current liability on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 and to reflect the change in the fair value from December 31, 2013 to March 31, 2014 and from December 14, 2011 (our inception date) to March 31, 2014 in our Unaudited Condensed Consolidated Statement of Operations, Unaudited Condensed Consolidated Statement of Comprehensive Losses, Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit and Unaudited Condensed Consolidated Statement of Cash Flows. The correction of the error did not impact any assets.

The effect of the restatement on each of our financial statements at March 31, 2014 and as of March 31, 2014 and for the period from December 14, 2011 (Inception) to March 31, 2014 is as follows

Consolidated Balance Sheets Data

(in thousands)

	As Previously Reported December 31,		As Restated December 31,
	2013	Correction	2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities for conversion option of the convertible notes	$—	$3,124	$3,124
Total current liabilities	$4,250	$3,124	$7,374
Total liabilities	$19,229	$3,124	$22,353
Accumulated deficit during the development stage	$(16,700)	$(3,124)	$(19,824)
Total stockholders’ deficit	$(11,010)	$(3,124)	$(14,134)

	As Previously Reported March 31,		As Restated March 31,
	2014	Correction	2014
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities for conversion option of the convertible notes	$—	$2,054	$2,054
Total current liabilities	$5,866	$2,054	$7,920
Total liabilities	$15,190	$2,054	$17,244
Accumulated deficit during the development stage	$(13,145)	$(2,054)	$(15,199)
Total stockholders’ deficit	$(7,212)	$(2,054)	$(9,266)

Consolidated Statements of Operations Data

 (in thousands, except per share data)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Change in value of conversion option of the convertible notes	$—	$1,070	$1,070
Total other income (expense)	$5,038	1,070	6,108
Income before income taxes	$3,555	$1,070	$4,625
Net income	$3,555	$1,070	$4,625
Net income per common share — basic	$0.37	$0.11	$0.48
Net income per common share — diluted	$0.09	$0.08	$0.17

	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Restated
Change in value of conversion option of the convertible notes	$—	$707	$707
Interest expense	$(4,929)	$(2,761)	$(7,690)
Total other income (expense)	$(3,594)	(2,054)	(5,648)
Loss before income taxes	$(13,945)	$(2,054)	$(15,999)
Net loss	$(13,145)	$(2,054)	$(15,199)

Consolidated Statements of Comprehensive Loss Data

 (in thousands)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Net income	$3,555	$1,070	$4,625
Comprehensive income	$3,555	$1,070	$4,625

	For the Period from December 14 2011 (Inception) to March 31, 2014 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Restated
Net loss	$(13,145)	$(2,054)	$(15,199)
Comprehensive loss	$(13,145)	$(2,054)	$(15,199)

Consolidated Statement of Changes in Stockholders’ Deficit Data

(in thousands)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Net income for the three-months ended March 31, 2014	$3,555	$1,070	$4,625
Accumulated deficit at March 31, 2014	$(13,145)	$(2,054)	$(15,199)
Total stockholders’ deficit at March 31, 2014	$(7,212)	$(2,054)	$(9,266)

Consolidated Statements of Cash Flows Data

(in thousands)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Cash flows from operating activities:
Net income	$3,555	$1,070	$4,625
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of conversion option under convertible notes	$—	$(1,070)	$(1,070)

	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Restated
Cash flows from operating activities:
Net loss	$(13,145)	$(2,054)	$(15,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	$4,445	$2,761	$7,206
Change in fair value of conversion option under convertible notes	$—	$(707)	$(707)

As a result of the errors discussed above, management identified material weaknesses in our internal control over financial reporting. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 and March 31, 2014. Further, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 and March 31, 2014. These material weaknesses have not been fully remediated as of the filing date of this report.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

VERITEQ CORPORATION

TABLE OF CONTENTS

		Page

	PART I – Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of March 31, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations – Three-Months ended March 31, 2014 and 2013 and for the period from December 14, 2011 (Inception) to March 31, 2014	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) – Three-Months ended March 31, 2014 and 2013 and for the period from (December 14, 2011 (Inception) to March 31, 2014	5
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit – For the period from December 14, 2011 (Inception) to March 31, 2014...	6
	Condensed Consolidated Statements of Cash Flows – Three-Months ended March 31, 2014 and 2013 and for the period from December 14, 2011 (Inception) to March 31, 2014	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 4.	Controls and Procedures	33

	PART II – Other Information
Item 6.	Exhibits	34
	Signatures	35
	Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERITEQ CORPORATION

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31,	December 31,
	2014 As Restated and Amended	2013 As Restated and Amended
	(unaudited)
ASSETS
Current assets:
Cash	$2	$13
Restricted cash	882	882
Accounts receivable	10	—
Inventory	3	21
Other receivable	—	171
Other current assets	131	96
Total current assets	1,028	1,183

Property and equipment, net	5	4
Other assets	76	14
Intangible assets, net	6,869	7,018
Total assets	$7,978	$8,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $220 and $60 to related parties, respectively)	$1,332	$467
Liabilities for conversion option of convertible notes	2,054	3,124
Accounts payable	1,047	854
Accrued expenses (including $2,040 and $1,764 to related parties, respectively)	3,276	2,718
Due to former related party under shared services agreement	211	211
Total current liabilities	7,920	7,374

Commitments and contingencies (Notes 11 and12)
Subordinated convertible debt with an embedded convertible option, at fair value	2,493	4,925
Warrant liabilities at fair value	2,991	6,114
Contingent consideration – estimated royalty obligations	3,840	3,940
Total liabilities	17,244	22,353

Stockholders’ deficit:
Preferred Stock ($10 par value; shares authorized 5,000; 0 shares issued and outstanding)	—	—
Common shares ($0.01 par value; shares authorized 50,000; shares issued and outstanding, 9,936 and 9,459, respectively)	99	95
Additional paid-in-capital	5,834	5,595
Accumulated deficit during the development stage	(15,199)	(19,824)
Total stockholders’ deficit	(9,266)	(14,134)
Total liabilities and stockholders’ deficit	$7,978	$8,219

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three- Months Ended March 31, 2014	For the Three- Months Ended March 31, 2013	From December 14, 2011 (Inception) to March 31, 2014
	As Restated and Amended		As Restated and Amended
Sales	$74	$—	$92
Cost of goods sold	38	—	45
Gross margin	36	—	47

Operating Expenses:
Selling, general and administrative expenses	1,306	962	9,245
Development expenses	64	6	201
Depreciation and amortization expense	149	149	952
Total operating expenses	1,519	1,117	10,398
Operating Loss	(1,483)	(1,117)	(10,351)
Other Income (Expense):
Change in value of convertible debt with embedded option feature	2,432	—	(356)
Change in value of warrant liabilities	3,123	—	1,854
Change in value of conversion option of convertible notes	1,070	—	707
Other expense	(56)	—	(163)
Interest expense	(461)	(193)	7,690
Total other income (expense)	6,108	(193)	(5,648)

Income (loss) before income taxes	4,625	(1,310)	(15,999)
Benefit for income taxes	—	—	800

Net income (loss)	$4,625	$(1,310)	$(15,199)

Net income (loss) per common share — basic	$0.48	$(0.17)	—
Net income (loss) per common share — diluted	$0.17	$(0.17)	—

Weighted average number of common shares outstanding — basic	9,599	7,772	—
Weighted average number of common shares outstanding — diluted	13,001	7,772	—

See the accompanying notes to condensed consolidated financial statements.

VERRITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (in thousands)

	Three-Months Ended March 31,		From December 14, 2011 (Inception) to March 31, 2014
	2014	2013
	As Restated and Amended		As Restated and Amended
Net income (loss)	$4,625	$(1,310)	$(15,199)
Comprehensive income (loss)	$4,625	$(1,310)	$(15,199)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Period from December 14, 2011 (Inception) to March 31, 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit As Restated and Amended	Total Stockholders’ Deficit As Restated and Amended
	Number	Amount	Number	Amount	Capital
December 14, 2011 (Inception)
Net Loss	—	—	—	—	—	$(18)	$(18)
Balance, December 31, 2011						(18)	(18)
Net loss	—	—	—	—	—	(1,605)	(1,605)
Issuances of common stock for founders shares, January 2012	—	—	5,563	56	(56)	—	—
Issuance of common stock and assumption of stock options for acquisition, January 2012	—	—	763	8	752	—	760
Issuance of common stock to investors, April 2012	—	—	218	2	78	—	80
Issuance of common stock and warrants to investor, June 2012	—	—	41	—	15	—	15
Issuance of common stock for shared services, June 2012	—	—	436	4	156	—	160
Issuance of common stock warrants in connection with convertible note payable, September 2012	—	—	—	—	33	—	33
Beneficial conversion feature of convertible note payable, September 2012	—	—	—	—	33	—	33
Issuance of common stock warrants in connection with convertible notes payable, October 2012	—	—	—	—	34	—	34
Beneficial conversion feature of convertible notes payable, October 2012	—	—	—	—	34	—	34
Issuance of common stock warrants in connection with convertible notes payable, December 2012	—	—	—	—	41	—	41
Beneficial conversion feature of convertible notes payable, December 2012	—	—	—	—	41	—	41
Share-based compensation	—	—	—	—	354	—	354
Balance, December 31, 2012	—	$—	7,021	$70	$1,515	$(1,623)	$(38)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Period from December 14, 2011 (Inception) to March 31, 2014, continued

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Deficit As Restated and Amended	Total Stockholders’ Deficit As Restated and Amended
	Number	Amount	Number	Amount	Capital
Balance, December 31, 2012, brought forward	—	$—	7,021	$70	$1,515	$(1,623)	$(38)
Net loss	—	—	—	—	—	(18,201)	(18,201)
Issuance of restricted stock for compensation, January 2013			859	9	(9)	—	—
Issuance of common stock and warrants for note conversion, March 2013	—	—	95	1	194	—	195
Issuance of warrants in connection with note payable, April 2013	—	—	—	—	35	—	35
Issuance of common stock and warrants for note conversion, June 2013	—	—	221	2	439	—	441
Issuance of common stock to investor, June 2013	—	—	19	—	25	—	25
Acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation) common stock, July 2013	—	—	1,029	10	925	—	935
Issuance of Series C Preferred Stock to VeriTeQ shareholders in exchange for their common stock, July 2013	411	4,108	(8,215)	(82)	(4,026)	—	—
Issuance of common stock for investment advisory services, July 2013	—	—	42	1	62	—	63
Issuance of common stock from conversion of preferred stock, October 2013	(411)	(4,108)	8,215	82	4,026	—	—
Adjust for cash paid in lieu of fractional shares, October 2013	—	—	(7)	—	(16)	—	(16)
Issuance of common stock for partial note conversion, October 2013	—	—	17	—	25	—	25
Issuance of common stock for investor relations services, October 2013	—	—	33	1	90	—	91
Issuance of common stock for investor relations services, November 2013	—	—	130	1	262	—	263
Share-based compensation	—	—	—	—	2,048	—	2,048
Balance, December 31, 2013	—	$—	9,459	$95	$5,595	$(19,824)	$(14,134)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited0

For the Period from December 14, 2011 (Inception) to March 31, 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Deficit As Amended and	Total Stockholders’ Deficit As Amended and
	Number	Amount	Number	Amount	Capital	Restated	Restated

Balance, December 31, 2013, brought forward	—	$—	9,459	$95	$5,595	$(19,824)	$(14,134)
Net income	—	—	—	—	—	4,625	4,625
Issuance of common stock for partial conversion of note, February 2014	—	—	47	—	70	—	70
Issuance of common stock for cashless exercise of warrant, February 2014	—	—	67	1	(1)	—	—
Issuance of common stock for cashless exercise of stock options, March 2014	—	—	363	3	(3)	—	—
Share-based compensation	—	—	—	—	173	—	173

Balance, March 31, 2014	—	$—	9,936	$99	$5,834	$(15,199)	$(9,266)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Three- Months Ended March 31, 2014	For the Three- Months Ended March 31, 2013	From December 14, 2011 (Inception) to March 31, 2014
	As Restated and Amended		As Restated and Amended
Cash flows from operating activities:
Net income (loss)	$4,625	$(1,310)	$(15,199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	173	351	2,575
Depreciation and amortization	149	149	952
Non-cash interest expense	454	175	7,206
Change in fair value of convertible option of convertible notes	(1,070)		(707)
Change in fair value of subordinated convertible debt	(2,432)	—	356
Change in fair value of warrants	(3,123)	—	(2,403)
Loss on discount of other receivable	56	—	56
Deferred income tax benefit	—	__	(800)
Issuance of warrants for contract amendment	—	—	550
Realized loss on sale of marketable securities, available-for-sale	—	—	107
Issuance of common stock for investment advisory and investor relation services	—	—	416
Change in other receivable	115	—	169
Change in other current assets	(27)	__	(99)
Change in accounts payable, accrued expenses and liability under shared services agreement	661	482	4,146
Change in other assets	(62)	(10)	(72)
Net cash used in operating activities	(481)	(163)	(2,747)

Cash flows from investing activities:
Purchases of fixed assets	(1)	—	(5)
Sale of marketable securities, available-for-sale	—	—	133
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	—	—	818
Net cash (used in) provided by investing activities	(1)	—	946

Cash flows from financing activities:
Proceeds from the issuances of notes payable, net of repayments of $25 in 2014	471	—	931
Proceeds from the issuance of common stock to investors	—	—	105
Proceeds from the issuance of senior convertible debt	—	—	1,650
Change in restricted cash	—	—	(882)
Cash paid in lieu of fractional shares	—	—	(16)
Proceeds from the issuance of common stock and warrants to investor	—	—	15
Net cash provided by financing activities	471	—	1,803

Net (decrease) increase in cash	(11)	(163)	2
Cash --- Beginning of period	13	183	—
Cash — End of period	$2	$20	$2

Supplemental disclosure of cash flow information:
Interest paid	—	—	—
Income taxes paid	—	—	—

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

Restatement and Amendment of Previously Reported Financial Statements

During the preparation of the Company’s Form 10-Q for the period ended June 30, 2014, an error was identified for the accounting of the Company's financing transaction in November 2013, as described fully in Note 14. The Company has restated and amended its consolidated financial statements for the year ended December 31, 2013 and as of and for three-months ended March 31, 2014 to correct for impact of this error.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report for Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014 as amended on August 19, 2014.

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

Development Stage

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities ("ASC 915-10") and its success depends on its ability to obtain financing and realize its marketing efforts. To date, the Company has generated only a small amount of revenue, has incurred expenses and has sustained operating losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 14, 2011 (Inception) through March 31, 2014, the Company has accumulated losses of approximately $15.2 million.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in determining the lives of long-lived assets, in Black-Scholes-Merton (“BSM”) valuation models in estimating the fair value of stock-based compensation and warrants, the fair value of the embedded convertible option in convertible notes and royalty obligations and in determining valuation allowances for intangible assets, deferred tax assets, among others.

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

	$115	$175
Demand note for $80 issued October 11, 2013 to our CEO, bears interest at 5% per annum, partially repaid in November 2013 and February 2014(1)	5	30
Demand note for $30 issued October 29, 2013 to our CEO, bears interest at 5% per annum (1)	30	30
Senior Secured Convertible Notes issued November 13, 2013 for $1,817, net of discount of $1,131 and $1,585, to group of institutional investors, are convertible into shares of common stock at $0.75 per share and mature November 13, 2014. Notes were issued with Warrants to acquire 2,644 shares of common stock with an exercise price of $2.84 per share (2)(4)	686	232
Demand note for $60 issued January 8, 2014 to Michael Krawitz, our CFO, bears interest at 5% per annum (1)	60	—
Demand note for $60 issued January 16, 2014 to our CEO, bears interest at 5% per annum (1)	60	—
Demand note for $40 issued January 16, 2014 to our President, bears interest at 5% per annum (1)	40	—
Note for $175 issued on February 4, 2014 to Corbin Properties LLC, bears interest at 10% per annum, due February 4, 2015	175	—
Demand note for $25 issued March 4, 2014 to a Director, bears interest at 5% per annum (1)	25	—
Note for $25 issued March 5, 2014 to Deephaven Enterprises, Inc., bears interest at 9% per annum, due March 5, 2015. If certain future events occur, the note becomes convertible at a price of $0.35 per share.	25	—
Note for $25 issued on March 6, 2014, to James Rybicki Trust, bears interest at 9% per annum, due March 6, 2015. If certain future events occur, the note becomes convertible at a price of $0.35 per share.	25	—
Note for $25 issued on March 10, 2014, to William Caragol, bears interest at the rate of 9% per annum, due March 10, 2015. If certain future events occur, the note becomes convertible at a price equal to 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice.	25	—
Note for $61 issued on March 20, 2014 to Deephaven Enterprises, Inc., bears interest at the rate of 9% per annum, due March 20, 2015. If certain future events occur, the note becomes convertible at a price of $0.35 per share, existing outstanding common stock warrants held by the holder become exercisable at $0.35 per share and an additional 300 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share will be granted.	61	—
Total notes payable	1,332	467
Less: Current maturities	(1,332)	(467)

Note payable long-term	$—	$—

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$2,493	$4,925

(1) These notes have been issued to related parties. See Note 10.

(2) The warrants are more fully described in Note 7.

(3) This note when originally issued was issued to a related party. See Note 10.

(4) If and whenever we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the new issuance price. The convertible option of these Notes were bifurcated from the Notes and recorded as its fair value on the date of issuance and at each reporting date, with the change in the fair value being charged/credited to other income/expense.

Interest expense was approximately $0.5 million and $0.2 million for the three-months ended March 31, 2014 and March 31, 2013, respectively, the majority of which is due to the accretion of debt discounts. Due to the accretion of debt discounts during the periods, the weighted average interest rates are not meaningful numbers.

See Note 15 for promissory notes issued subsequent to March 31, 2014.

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

During the three-months ended March 31, 2014, the subordinated convertible note, which has a convertible option embedded in the note, the conversion options of the Notes, warrant liabilities and the contingent royalty obligations, which relate to assets acquisitions during 2012, were valued using Level 3 inputs, and for the three-months ended March 31, 2013, the subordinated convertible note and the contingent royalty obligations were valued using Level 3 inputs. The changes in fair value of the subordinated convertible note, the conversion options of the Notes and the warrant liabilities during the three-months ended March 31, 2014 and 2013 are reflected in other income (expense) for each period. There was no change in the estimated fair value of the contingent royalty obligations during the three-months ended March 31, 2014 and 2013.

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

Estimated Royalty Obligations

Conversion option of the Notes

The carrying amount approximates management's estimate of the fair value of the embedded conversion option at March 31, 2014 and December 31, 2013 based on using a Monte Carlo model with the following assumptions: Market price $1.16 and $2.29; term 0.67 and 0.92 years; Standard deviation 0.12 and 0.18; and conversion price of $0.75 for both periods.

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$2,493	$—	$—	$4,925
Embedded conversion option of convertible notes	$—	$—	$2,054	$—	$—	$3,124
Warrant liabilities	$—	$—	$2,991	$—	$—	$6,114
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the three-months ended March 31, 2014 (in thousands):

	Subordinated Note with Convertible Option		Embedded Conversion Option of Convertible Notes	Warrant Liabilities	Estimated Royalty Obligations

Balance at December 31, 2013	$4,925		$3,124	$6,114	$4,000
Change in fair value	(2,432)		(1,070)	(3,123)	—

Balance at March 31, 2014	$2,493	(1)	$2,054	$2,991	$4,000	(2)

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

9. Income (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted income (loss) per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended March 31, 2014	Three-Months Ended March 31, 2013
Numerator for basic income (loss) per share:
Net income (loss)	$4,625	$(1,310)
Basic weighted-average shares outstanding (1)	9,599	7,772

Income (loss) per share – basic	$0.48	$(0.17)

Numerator for diluted income (loss) per share:
Net income (loss)	$4,625	(1,310)
Deduct other income associated with the revaluation of convertible promissory note with embedded conversion option	(2,432)	n/a
Net income (loss) for diluted calculation	$2,193	$(1,310)

Denominator for diluted income (loss) per share:
Basic weighted-average shares outstanding	9,599	7,772
Stock options	1,096	__
Warrants	40	__
Shares issuable upon conversion of convertible promissory notes	2,266	__
Diluted weighted-average shares outstanding (2)	13,001	7,772

Income (loss) per share – diluted	$0.17	$(0.17)

(1)	Basic income (loss) per common share has been computed by dividing the income (loss) by the weighted average number of common shares outstanding.
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

In addition to the shares listed in the table above, the Company has contingently-issuable shares of common stock pursuant to the terms of seven promissory notes, four of which are discussed more fully Note 5 and three of which are discussed more fully in Note 15.  As of May 12, 2014, none of the contingencies pursuant to the promissory notes were met. If such contingency is met, the aggregate number of common stock and warrants to acquire common stock that would be issued, based on the market price of the Company’s common stock on May 12, 2014, is approximately 1.1 million shares.  Also, the Company has entered into two agreements with investor relations firms under which the Company has agreed to issue shares of its common stock.  However, to the extent that the issuances of such shares would cause a reset under the terms of the Warrants, one of the investor relationship firms has agreed to postpone the requirement that the Company issue its common stock until such time as the issuance would not cause a reset. Shares of common stock issuable under this agreement total 100 thousand. Under the term of the second agreement, the Company has accrued the value of the common stock required to be issued as of March 31, 2014, or $54 thousand.  The Company currently intends, so long as issuing shares of its common stock would cause a reset under the terms of the Warrants, to satisfy the obligation to the second firm in cash, when such cash becomes available.

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

11. Commitments and Contingencies

We have entered into employment agreements with Mr. Scott Silverman, our Chief Executive Officer, Mr. Randolph Geissler, our President and Mr. Michael Krawitz our Chief Legal and Financial Officer. Messrs. Silverman and Geissler’s employment agreements are discussed in Note 11 and Mr. Krawitz’ employment agreement is discussed in Note 15 to our consolidated financial statements included in our Annual Report on Form10-K filed with the SEC on April 15, 2014.  No changes were made to these agreements during the three-months ended March 31, 2014.

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

14. Restatement and Amendment of Previously Reported Financial Statements

In connection with the preparation of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, the Company identified an error relating to the accounting for the financing transaction described below.

On November 13, 2013, the Company entered into a financing transaction, as more fully discussed in Note 5, which included notes in the principal amount of $1,816,667. The notes are convertible into shares of the Company’s common stock at an initial exercise price of $0.75 per share. The notes provided for the initial conversion price to be reset to lower amounts in the event the Company issues its common stock or is deemed to have issued its common stock at a price below the conversion price in effect at that time. This provision results in what is referred to as an embedded derivative and should have been bifurcated and a liability recorded for the embedded derivative at fair value upon the issuance of the notes, and at March 31, 2014 in the Original Report. This oversight resulted in an understatement of the derivative liability of $2.1 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively. Accordingly, we are restating our previously filed financial statements to reflect the fair value of this embedded derivative liability as a non-cash current liability on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 and to reflect the change in the fair value from December 31, 2013 to March 31, 2014 and from December 14, 2011 (our inception date) to March 31, 2014 in our Unaudited Condensed Consolidated Statement of Operations, Unaudited Condensed Consolidated Statement of Comprehensive Losses, Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit and Unaudited Condensed Consolidated Statement of Cash Flows. The correction of the error did not impact any assets.

The effect of the restatement on each of our financial statements at March 31, 2014 and as of March 31, 2014 and for the period from December 14, 2011 (Inception) to March 31, 2014 is as follows

Consolidated Balance Sheets Data

(in thousands, except par value)

	As Previously Reported December 31, 2013	Correction	As Restated December 31, 2013
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities for conversion option under convertible notes	$—	$3,124	$3,124
Total current liabilities	$4,250	$3,124	$7,374
Total liabilities	$19,229	$3,124	$22,353
Accumulated deficit during the development stage	$(16,700)	$(3,124)	$(19,824)
Total stockholders’ deficit	$(11,010)	$(3,124)	$(14,134)

	As Previously Reported March 31,		As Restated March 31,
	2014	Correction	2014
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities for conversion option under convertible notes	$—	$2,054	$2,054
Total current liabilities	$5,866	$2,054	$7,920
Total liabilities	$15,190	$2,054	$17,244
Accumulated deficit during the development stage	$(13,145)	$(2,054)	$(15,199)
Total stockholders’ deficit	$(7,212)	$(2,054)	$(9,266)

Consolidated Statements of Operations Data

 (in thousands, except per share data)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Change in value of conversion option under convertible notes	$—	$1,070	$1,070
Total other income (expense)	$5,038	1,070	6,108
Income before income taxes	$3,555	$1,070	$4,625
Net income	$3,555	$1,070	$4,625
Net income per common share — basic	$0.37	$0.11	$0.48
Net income per common share — diluted	$0.09	$0.08	$0.17

	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Restated
Change in value of conversion option under convertible notes	$—	$707	$707
Interest expense	$(4,929)	$(2,761)	$(7,690)
Total other income (expense)	$(3,594)	(2,054)	(5,648)
Loss before income taxes	$(13,945)	$(2,054)	$(15,999)
Net loss	$(13,145)	$(2,054)	$(15,199)

Consolidated Statements of Comprehensive Loss Data

 (in thousands)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Net income	$3,555	$1,070	$4,625
Comprehensive income	$3,555	$1,070	$4,625

	For the Period from December 14 2011 (Inception) to March 31, 2014 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Restated
Net loss	$(13,145)	$(2,054)	$(15,199)
Comprehensive loss	$(13,145)	$(2,054)	$(15,199)

Consolidated Statement of Changes in Stockholders’ Deficit Data

(in thousands)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Net income for the three-months ended March 31, 2014	$3,555	$1,070	$4,625
Accumulated deficit at March 31, 2014	$(13,145)	$(2,054)	$(15,199)
Total stockholders’ deficit at March 31, 2014	$(7,212)	$(2,054)	$(9,266)

Consolidated Statements of Cash Flows Data

(in thousands)

	For the Three-Months Ended March 31, 2014 As Previously Reported	Correction	For the Three-Months Ended March 31, 2014 As Restated
Cash flows from operating activities:
Net income	$3,555	$1,070	$4,625
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of conversion option under convertible notes	$—	$(1,070)	$(1,070)

	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Previously Reported	Correction	For the Period from December 14, 2011 (Inception) to March 31, 2014 As Restated
Cash flows from operating activities:
Net loss	$(13,145)	$(2,054)	$15,199
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	$4,445	$2,761	$7,206
Change in fair value of conversion option under convertible notes	$—	$(707)	$(707)

As a result of the errors discussed above, management identified material weaknesses in our internal control over financial reporting. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014. Further, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014. These material weaknesses have not been fully remediated as of the filing date of this report.

15. Subsequent Events

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
●

our actual results may differ materially from those reflected in forward-looking statements as a result of: (i) the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2013, as amended and in our other public filings, (ii) general economic, market, regulatory or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of March 31, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities Exchange Commission, or SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2013 as amended. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014 as amended on August 19, 2014.

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

Results of Operations

Our consolidated operating activities used cash of $0.5 million and $0.2 million during the three-months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, our cash on hand totaled $2 thousand compared to $13 thousand as of December 31, 2013. As of March 31, 2014, our stockholders’ deficit was $9.3 million, and as of March 31, 2014, we had an accumulated deficit of $15.2 million. Our consolidated net income (loss) was $4.6 million and $(1.3) million for the three-months ending March 31, 2014 and 2013, respectively, and $(15.2) million from December 14, 2011 (Inception) to March 31, 2014.

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

Change in Value of Conversion Option of Convertible Notes

Change in value of the conversion option of convertible notes was approximately $1.1 million for the three months ended March 31, 2014. We did not incur a change in value of conversion option of convertible notes during the three-months ended March 31, 2013. These notes with an embedded derivative (conversion option) were entered into on November 13, 2013 in connection a financing. As long as the notes remain outstanding, changes in the fair value of the conversion options will result in other expense/income.

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

Benefit for Income Taxes

While we realized net income for the three-months ended March 31, 2014, the income from the revaluations of the convertible note and warrants is a permanent difference and is, therefore, not included in taxable income for income tax purposes. In addition, we have incurred losses aggregating $15.2 million from December 14, 2011 (Inception) through March 31, 2014. Therefore, we have not recognized a benefit for income taxes during the three-months ended March 31, 2014 and 2013 and we have provided a full valuation allowance against our net deferred tax assets.

Net Income (Loss)

The net income was $4.6 million for the three-months ended March 31, 2014 compared to a net loss of $1.3 million for the three- months ended March 31, 2013. The net income for the three-months ended March 31, 2014 resulted primarily from the revaluation of the subordinated convertible debt with an embedded option feature, the change in the fair value of the conversion options of convertible notes and the revaluation of warrant liabilities. These liabilities are required to be revalued each reporting period. Excluding the other income from these revaluations, we incurred a loss for the three-months ended March 31, 2014 of approximately $2.0 million, which resulted from our efforts to commercialize our Q Inside Safety Technology products, costs associated with being a public company, including investor relation services fees, insurance and legal and accounting fees, non-cash compensation for a restricted stock grant that vests in January 2015, amortization of intangibles and interest expense, among other items. The loss for the three-months ended March 31, 2013 resulted from efforts in commercializing our Q Inside Safety Technology products, legal costs associated with the acquisition of the radiation dosimeter technology assets in December 2012, non-cash compensation for stock option and restricted stock grants, amortization of intangibles and interest expense.

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

Liquidity

We are in the development stage, have incurred operating losses since our inception and we had a working capital deficit of approximately $4.8 million as of March 31, 2014. This compares to a working capital deficiency of approximately $3.1 million at December 31, 2013. We have excluded the non-cash liabilities for the conversion option of convertible debt in the calculation of working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended March 31, 2014. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses described below resulted in a restatement of the Company’s consolidated financial statements as of and for the three-months March 31, 2014, as outlined in Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A. Management has concluded that as of December 31, 2013 and March 31, 2014, the material weaknesses in internal control over financial reporting described below were present.

The material weaknesses included deficiencies in the period-end financial reporting process including insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of December 31, 2013 and March 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO. To address the material weaknesses described above, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Amendment No. 1 to Quarterly Report on Form 10-Q/A fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Change in Internal Control Over Financial Reporting

Management became aware of the material weaknesses described above during the preparation of the Company’s Form 10-Q for the period ended June 30, 2014. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities as presented in its unaudited condensed consolidated financial statements at and as of March 31, 2014. However, the material weaknesses have not been fully remediated as of the filing date of this report.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION
(Registrant)

Date:	August 19, 2014	By:	/s/ Michael E. Krawitz
			Name:	Michael E. Krawitz
			Title:	Chief Legal and Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Promissory Note, dated April 16, 2014, between the Registrant as Borrower and William J. Caragol as Lender (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.2	Promissory Note, dated April 16, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.3	Promissory Note, dated May 1, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Michael E. Krawitz, Chief Legal and Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith