Form 10-Q
period 2014-06-30
VERITEQ
filed 2014-08-20
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐   Accelerated filer ☐                Non-accelerated filer☐ (Do not check if smaller reporting company)     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2014
Common Stock, $0.01 par value per share	34,186,131 shares

VERITEQ CORPORATION

TABLE OF CONTENTS

		Page

	PART I – Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – As of June 30, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations – Three-Months ended June 30, 2014 and 2013	4
	Condensed Consolidated Statements of Operations – Six-Months ended June 30, 2014 and 2013 and for the period from December 14, 2011 (Inception) to June 30, 2014	5
	Condensed Consolidated Statements of Comprehensive Loss – Three-Months ended June 30, 2014 and 2013	6
	Condensed Consolidated Statements of Comprehensive Loss – Six-Months ended June 30, 2014 and 2013 and for the period from (December 14, 2011 (Inception) to June 30, 2014	6
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit – For the period from December 14, 2011 (Inception) to June 30, 2014	7
	Condensed Consolidated Statements of Cash Flows – Six-Months ended June 30, 2014 and 2013 and for the period from December 14, 2011 (Inception) to June 30, 2014	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

	PART II – Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
	Signatures	39
	Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERITEQ CORPORATION

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$110	$13
Restricted cash	47	882
Accounts receivable	20	—
Inventory	26	21
Other receivable	—	171
Other current assets	48	96
Total current assets	251	1,183

Property and equipment, net	5	4
Other assets	69	14
Intangible assets, net	6,721	7,018
Total assets	$7,046	$8,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $216 and $60 to related parties, respectively)	$1,250	$467
Subordinated convertible debt with an embedded convertible option, at fair value	2,137	—
Liabilities for conversion option of the convertible notes	125	3,124
Accounts payable	1,057	854
Accrued expenses (including $2,386 and $1,764 to related parties, respectively)	3,580	2,718
Due to former related party under shared services agreement	217	211
Total current liabilities	8,366	7,374

Commitments and contingencies (Notes 11 and12)
Subordinated convertible debt with an embedded convertible option, at fair value	—	4,925
Warrant liabilities at fair value	1,962	6,114
Contingent consideration – estimated royalty obligations	3,840	3,940
Total liabilities	14,168	22,353

Stockholders’ deficit:
Preferred Stock ($10 par value; shares authorized 5,000; 0 shares issued and outstanding)	—	—
Common shares ($0.01 par value; shares authorized 50,000; shares issued and outstanding, 41,480 and 9,459, respectively, including 29,097 shares issuable at June 30, 2014)	415	95
Additional paid-in-capital	13,220	5,595
Accumulated deficit during the development stage	(20,757)	(19,824)
Total stockholders’ deficit	(7,122)	(14,134)
Total liabilities and stockholders’ deficit	$7,046	$8,219

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three- Months Ended June 30, 2014	For the Three- Months Ended June 30, 2013

Sales	$21	$—
Cost of goods sold	8	—
Gross margin	13	—

Operating Expenses:
Selling, general and administrative expenses	1,163	1,138
Development expenses	75	3
Depreciation and amortization expense	149	148
Total operating expenses	1,387	1,289
Operating Loss	(1,374)	(1,289)
Other Income (Expense):
Change in value of convertible debt with embedded option feature	356	—
Change in fair value of conversion option of the convertible notes	2,558	—
Change in value of warrant liabilities	(5,961)	—
Other expense	(6)	—
Interest expense	(1,131)	(253)
Total other income (expense)	(4,184)	(253)

Loss before income taxes	(5,558)	(1,542)
Benefit for income taxes	—	—

Net Loss	$(5,558)	$(1,542)

Net loss per common share — basic and diluted	$(0.28)	$(0.17)

Weighted average number of common shares outstanding — basic and diluted	19,913	9,042

See the accompanying notes to condensed consolidated financial statements.

 VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Six- Months Ended June 30, 2014	For the Six- Months Ended June 30, 2013	From December 14, 2011 (Inception) to June 30, 2014

Sales	$95	$—	$113
Cost of goods sold	46	—	53
Gross margin	49	—	60

Operating Expenses:
Selling, general and administrative expenses	2,469	2,100	10,408
Development expenses	139	9	276
Depreciation and amortization expense	298	297	1,101
Total operating expenses	2,906	2,406	11,785
Operating Loss	(2,857)	(2,406)	(11,725)
Other Income (Expense):
Change in value of convertible debt with embedded option feature	2,788	—	—
Change in fair value of conversion option of the convertible notes	3,628	—	3,265
Change in value of warrant liabilities	(2,838)	—	(4,107)
Other expense	(62)	—	(169)
Interest expense	(1,592)	(446)	(8,821)
Total other income (expense)	1,924	(446)	(9,832)

Loss before income taxes	(933)	(2,852)	(21,557)
Benefit for income taxes	—	—	800

Net Loss	$(933)	$(2,852)	$(20,757)

Net loss per common share — basic and diluted	$(0.06)	$(0.32)	—

Weighted average number of common shares outstanding — basic and diluted	14,758	8,941	—

See the accompanying notes to condensed consolidated financial statements.

VERRITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (in thousands)

	Three-Months Ended June 30,
	2014	2013
Net loss	$(5,558)	$(1,542)
Comprehensive loss	$(5,558)	$(1,542)

See the accompanying notes to condensed consolidated financial statements.

VERRITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (in thousands)

	Six-Months Ended June 30,		From December 14, 2011 (Inception) to June 30, 2014
	2014	2013
Net loss	$(933)	$(2,852)	$(20,757)
Comprehensive loss	$(933)	$(2,852)	$(20,757)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)

For the Period from December 14, 2011 (Inception) to June 30, 2014

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

For the Period from December 14, 2011 (Inception) to June 30, 2014, continued

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

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited0

For the Period from December 14, 2011 (Inception) to June 30, 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013, brought forward	—	$—	9,459	$95	$5,595	$(19,824)	$(14,134)
Net loss	—	—	—	—	—	(933)	(933)
Issuance of common stock for partial conversion of note, February 2014	—	—	47	—	70	—	70
Issuance of common stock for cashless exercise of warrant, February 2014	—	—	67	1	(1)	—	—
Issuance of common stock for cashless exercise of stock options, March 2014	—	—	363	3	(3)	—	—
Beneficial conversion feature of convertible notes payable, May 2014	—	—	—	—	139	—	139
Issuance of warrants under terms of promissory notes, May 2014	—	—	—	—	66	—	66
Issuances of common stock for conversions of notes payable, June 2014	—	—	677	7	128	—	135
Cashless exercise of warrants under right to shares agreements, June 2014	—	—	28,136	281	6,709	—	6,990
Issuances of common stock under right to shares agreements, June 2014	—	—	1,120	11	(11)	—	—
Issuance of restricted stock to a director, June 2014	—	—	650	7	(7)	—	—
Conversion of promissory note under right to shares agreement, June 2014	—	—	961	10	181	—	191
Share-based compensation	—	—	—	—	354	—	354

Balance, June 30, 2014	—	$—	41,480	$415	$13,220	$(20,757)	$(7,122)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Six- Months Ended June 30, 2014	For the Six- Months Ended June 30, 2013	From December 14, 2011 (Inception) to June 30, 2014

Cash flows from operating activities:
Net loss	$(933)	$(2,852)	$(20,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	354	916	2,756
Depreciation and amortization	298	297	1,101
Non-cash interest expense	1,568	413	8,320
Change in fair value of subordinated convertible debt	(2,788)	—	—
Change in fair value of warrants	2,838	—	3,558
Change in fair value of conversion option of the convertible notes	(3,628)	—	(3,265)
Loss on settlement of other receivable	56	—	56
Deferred income tax benefit	—	__	(800)
Issuance of warrants for contract amendment	—	—	550
Realized loss on sale of marketable securities, available-for-sale	—	—	107
Issuance of common stock for investment advisory and investor relation services	—	—	416
Change in other receivable	115	—	169
Change in other current assets	23	__	(49)
Change in accounts payable, accrued expenses and liability under shared services agreement	978	979	4,463
Change in other assets	(55)	(10)	(65)
Net cash used in operating activities	(1,174)	(257)	(3,440)

Cash flows from investing activities:
Purchases of fixed assets	(1)	—	(5)
Sale of marketable securities, available-for-sale	—	—	133
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	—	—	818
Net cash (used in) provided by investing activities	(1)	—	946

Cash flows from financing activities:
Proceeds from the issuances of notes payable, net of repayments of $33 in 2014	537	50	997
Proceeds from the issuance of common stock to investors	—	25	105
Proceeds from the issuance of senior convertible debt, net of repayments of $400 in 2014	(100)	—	1,550
Change in restricted cash	835	—	(47)
Cash paid in lieu of fractional shares	—	—	(16)
Proceeds from the issuance of common stock and warrants to investor	—	—	15
Net cash provided by financing activities	1,272	75	2,604

Net increase (decrease) in cash	97	(182)	110
Cash --- Beginning of period	13	183	—

Cash — End of period	$110	$1	$110

Supplemental disclosure of cash flow information:
Interest paid	—	—	—
Income taxes paid	—	—	—

See the accompanying notes to consolidated financial statements.

 VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

 (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Summary of Significant Accounting Policies

These unaudited condensed consolidated financial statements and notes thereto, include the financial statements of VeriTeQ Corporation (“VC” or the "Company"), formerly known as Digital Angel Corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation formed on December 14, 2011. VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of a share exchange agreement (the “Exchange Agreement”), as more fully discussed below. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, a Florida corporation, from PositiveID Corporation (“PSID”), which at the time was a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VC, VAC and VAC’s subsidiaries are referred to together as, “VeriTeQ,” “the Company,” “we,” “our,” and “us”. Our business consists of ongoing efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair financial statement presentation have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report for Form 10-K as amended, filed with the Securities and Exchange Commission (“SEC”) on August 19, 2014.

During the preparation of the Company’s Form 10Q for the period ended June 30, 2014, an error was identified for the accounting of the Company's financing transaction in November 2013 which is described below. The Company has restated and amended its consolidated financial statements for the year ended December 31, 2013 and as of and for three months ended March 31, 2014 to correct for impact of this error.

On November 13, 2013, the Company entered into a financing transaction, as more fully discussed in Note 5 to the accompanying financial statements, which included notes in the principal amount of $1,816,667. The notes are convertible into shares of the Company’s common stock at an initial exercise price of $0.75 per share. The notes provided for the initial conversion price to be reset to lower amounts in the event the Company issues its common stock or is deemed to have issued its common stock at a price below the conversion price in effect at that time. This provision results in what is referred to as an embedded derivative and should have been bifurcated and a liability recorded at fair value upon the issuance of the notes and on December 31, 2013 and on March 31, 2014. This oversight resulted in an understatement of the derivative liability of $2.1 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively. Accordingly, we restated our previously filed financial statements by filing an amendment to the 2013 Form 10-K and Form 10-Q for the fiscal quarter ended March 31, 2014.

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

Although we had negative working capital at June 30, 2014, we are attempting to generate enough cash from: (i) capital raises; (ii) the additional issuances of promissory notes, including to related parties; (iv) business operations as we have begun to ship our products; (v) through other investing and financing sources; (vi) from our ability to continue to delay certain salary and bonus payments to senior management until funds are available; and (vii) to undertake other cash management initiatives, including working with our vendors to continue to allow us to extend payment terms in order to operate our business for the twelve months ending June 30, 2015.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the cash that will be required to grow our business operations and to service our debt. Failure to raise additional capital to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Development Stage

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities ("ASC 915-10") and its success depends on its ability to obtain financing and realize its marketing efforts. To date, the Company has generated only a small amount of revenue, has incurred expenses and has sustained operating losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 14, 2011 (Inception) through June 30, 2014, the Company has accumulated losses of approximately $20.8 million.

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

Amended and Restated Certification of Incorporation and Adoption of 2014 Stock Incentive Plan

On June 18, 2014, the Company obtained approval from a majority of its stockholders to:

●	increase the number of authorized shares of the Company’s common stock from 50 million to 500 million;
●	reduce the par value of the Company’s preferred stock from $10.00 per share to $0.01 per share; and
●	adopt the Company’s 2014 Stock Incentive Plan under which 50 million shares are reserved for issuance.

The Company expects to file an Amended and Restated Certificate of Incorporation with the State of Delaware to effect the changes to its authorized shares of common stock and the par value of its preferred stock and to complete the adoption of the 2014 Stock Incentive Plan on or about August 26, 2014.

A portion of the increase in the authorized shares of the Company’s common stock became necessary as a result of a financing that occurred on May 30, 2014. As described in the following paragraph, that financing triggered resets in the pricing of convertible promissory notes issued by the Company on November 13, 2013, and triggered changes to the exercise price and number of shares covered by warrants issued in connection with such notes.

Under the terms of the May 30, 2014 financing, the Company issued promissory notes totaling $0.3 million to two investors. The promissory notes are convertible into shares of the Company’s common stock at an exercise price of $0.20 per share. As a result of the May 30, 2014 financing, certain reset provisions under the terms of existing promissory notes convertible into shares of the Company’s common stock and existing common stock warrants, which were issued on November 13, 2013, were triggered. Accordingly, the conversion price of the convertible promissory notes with an aggregate principal balance of $1,816,667 was reset to $0.20 per share from $0.75 per share of the Company’s common stock and the exercise price of the common stock warrants was changed to $0.20 per share from $2.84 per share of the Company’s common stock. In addition, the number of common stock warrants was increased from common stock warrants to acquire 2,944,444 shares of the Company’s common stock to common stock warrants to acquire 41,811,114 shares of the Company’s common stock, subject to adjustment based on the cashless provisions of the warrants.

On June 10, 2014, a Right to Shares Agreement was entered into with one of the holders of a promissory note and common stock warrant issued on November 13, 2013 and reset on May 30, 2014 as discussed above. The warrant holder was entitled to receive 15,199,410 warrant shares under the cashless exercise provisions of its common stock warrant but agreed to accept the lesser amount of 11,500,000 warrant shares in full satisfaction of the complete exercise of its warrant of which 495,711 shares of common stock were issued on June 13, 2014 and 474,000 shares of common stock were issued on June 27, 2014, leaving a balance remaining to be issued of 10,530,289 shares of the Company’s common stock at June 30, 2014. Subsequent to June 30, 2014 and through August 15, 2014, we have issued an additional 10,035,289 shares of the Company’s common stock under the agreement and 495,000 shares remained to be issued. The balance will be issued from time to time at the election of the holder, subject to limitations regarding the holder’s percentage of beneficial ownership, for no additional consideration.

The June 24, 2014 Right to Shares Agreement was entered into with one of the holders of a promissory note and common stock warrant issued on November 13, 2013 and reset on May 30, 2014. Pursuant to the agreement, the Company and the shareholder acknowledged that the shareholder desired to (1) exchange the shareholder warrant, for a right to acquire 17,763,325 shares of common stock to be issued to the shareholder, with such right being determined based on the cashless exercise formula contained in the warrant; (2) redeem $400,000 underlying its promissory note for $400,000 in cash, and (3) convert $190,667 underlying its promissory note into 953,334 shares of common stock. Pursuant to the agreement, the shareholder has a right to receive 18,716,659 shares of common stock, and the balance of the shareholder’s remaining note that was issued on November 13, 2013 has been reduced to $190,667. The issuance of shares of the Company’s common stock will be made from time to time, subject to limitations regarding the holder’s percentage of beneficial ownership, for no additional consideration. As of June 30, 2014, we issued 150,000 shares under the June 24, 2014 Right to Shares Agreement and 18,566,659 shares of the Company common stock remained to be issued. From July 1, 2014 to August 15, 2014, we issued an additional 9,118,000 shares of the Company’s common stock under the agreement and 9,448,659 shares of the Company’s common stock remain to be issued.

Letter Agreement with Digital Angel Radio Communications Limited. (DARC)

On January 30, 2014, we and the buyers of Digital Angel Radio Communications Limited, or DARC (a former wholly-owned subsidiary operating in the United Kingdom), entered into a letter agreement under which we agreed to accept a payment of £62,000 (approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, we recorded a loss of approximately USD $56,000 in the six-months ended June 30, 2014. The loss is included in other expense in our condensed consolidated statement of operations. All other provisions (including, without limitation, the indemnities) agreed between VC, and/or the buyers under the stock purchase agreement and any related documents remain in full force and effect.

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

Concentration of Credit Risk

We maintained our domestic cash in two financial institutions during the period ended June 30, 2014. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. At times, cash balances may exceed the federally insured limits.

Other Current Assets

Other current assets consist primarily of deferred financing costs of approximately $20,000 at June 30, 2014 and prepaid insurance of approximately $28,000 and $74,000 at June 30, 2014 and December 31, 2013, respectively. No other items included in other current assets at June 30, 2014 and December 31, 2013 exceeded 5% of total current assets, respectively.

Inventory

Inventory consisted of purchased finished goods at June 30, 2014 and December 31, 2013. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO”) cost method, or market.

Property and Equipment

Property and equipment, consisting primarily of computer equipment, and are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets (generally three years for computer equipment and 10 years for other equipment). Depreciation expense for the three-months ended June 30, 2014 and 2013 was approximately $1 thousand and nil, respectively. Depreciation expense for the six-months ended June 30, 2014 and 2013 was approximately $1 thousand and nil, respectively.

Intangible Assets

We account for intangible assets in accordance with the Intangibles — Goodwill and Other Topic of the Codification. Intangible assets deemed to have an indefinite life, such as goodwill, are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. We do not have any intangible assets with indefinite lives.

We have intangible assets consisting of technology, customer relationship and trademarks, which are more fully discussed in Note 3. These intangible assets are amortized over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. We believe that no impairment of our intangible assets existed as of June 30, 2014.

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

Stock-Based Compensation

At June 30, 2014, we had five stock-based employee compensation plans which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. In accordance with the Compensation – Stock Compensation Topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. On June 18, 2014, our majority stockholders approved the 2014 Stock Incentive Plan, which is more fully discussed in Note 7.

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

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Since we have incurred losses attributable to common stockholders, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period., since to do so would have been anti-dilutive. See Note 9 for the computation of basic and diluted loss per share.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2014, the FASB issued ASU Codification Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments related to the elimination of inception-to date information and other remaining disclosure requirements of Topic 915, which should be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments regarding Topic 275 and the sufficiency-of-equity-at-risk criterion for development stage entities of Topic 810 shall be applied prospectively. The adoption of these amendments will eliminate the inception--to–date information that is currently presented in the Company’s financial statements and may result in enhanced disclosures regarding risks and uncertainties applicable to the Company’s business.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09,”Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

The results of VC have been included in the consolidated statements of operations since July 8, 2013, the date of acquisition. Unaudited pro forma results of operations for the six-months ended June 30, 2013 are included below. Such pro forma information assumes that the VC acquisition had occurred as of January 1, 2013. This summary is not necessarily indicative of what our result of operations would have been had VC been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Six-Months Ended June 30, 2013
Net operating revenue	$—
Loss from continuing operations	$(3,208)
Loss per common share from continuing operations– basic and diluted	$(0.35)

3. Intangible Assets

Intangibles and other assets consist of the following:

	June 30, 2014	December 31, 2013	Lives (in years)
	(in thousands)	(in thousands)
Technology, net of accumulated amortization of $873 and $627	$5,998	$6,244	14
Customer relationship, net of accumulated amortization of $176 and $141	324	359	7
Trademarks, net of accumulated amortization of $51 and $35	399	415	14
	$6,721	$7,018

Amortization of intangibles charged against income amounted to $0.1 million and $0.1 million for the three-months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.3 million for the six-months ended June 30, 2014 and 2013, respectively.

4. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued payroll and payroll related	$2,315	$1,734
Accrued legal	454	445
Accrued other expenses	811	539
Total accrued expenses	$3,580	$2,718

5. Notes Payable and Restricted Cash

November 2013 Financing Transaction

On November 13, 2013, we entered into the securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Investors”), relating to the private placement of approximately $1,816,667 in principal amount of senior secured convertible promissory notes. The notes were issued with an original issue discount of $166,667 and the aggregate purchase price of the notes was $1,650,000. Notwithstanding the purchase price of $1,650,000, $150,000 of the purchase price was be deemed paid at the closing by the cancellation of $150,000 of obligations owed by the Company to the placement agent as more fully discussed below. Therefore, the Notes were issued for a cash purchase price of $1,500,000, and with warrants to purchase up to 2,422,222 shares of our common stock, on the terms set forth below.

In connection with the financing, we agreed to allow our placement agent to participate in the offering for $150,000 in lieu of our obligation to pay the placement agent a cash fee of $150,000. In addition, the placement agent will receive 5% of the aggregate cash exercise price received by us upon exercise of any warrants in the offering, and they received 222,222 warrants entitling them to purchase 222,222 shares of common stock as part of their placement agent fee. Thus, the aggregate number of warrants, issued in the financing was 2,644,444. We also issued 300,000 warrants under the terms of a letter agreement dated November 13, 2013 in connection with the financing. Thus, the warrants issued on November 13, 2014 aggregated 2,944,444.

In connection with the sale of the notes and the warrants issued to the Investors, (i) we entered into a registration rights agreement with the Investors (the "Registration Rights Agreement"), (ii) we and certain of our subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Investors (the "Security Agreement"), (iii) certain of our subsidiaries entered into a guaranty in favor of the collateral agent for the Buyers (the “Guaranty”), and (iv) we and each depository bank in which such bank account is maintained entered into certain account control agreements with respect to certain accounts described in the Note and the Security Agreement. The transaction closed on November 13, 2013 (the “Closing”).

At Closing, we received proceeds, net of $115,000 of the Investor’s expenses that were paid for by the Company, of $635,000 and approximately $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each Investors note balance. The restricted funds were to be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. Per the term of the securities purchase agreement, we were required upon the sale of 50,000 shares of MGT Capital Investments Inc.’s common stock that we owned to place the proceeds from the sale into the restricted bank accounts on a pro rata basis. Accordingly, on November 21, 2013, upon the sale of the 50,000 shares of MGT’s common stock under the terms of a stock purchase agreement, we placed approximately $132,500 into the restricted accounts. The balance in the restricted bank accounts totaled approximately $0.9 million at March 31, 2014. On April 3, 2014 and on June 16, 2014, to provide the Company with additional liquidity, several of the Investors transferred approximately $145 thousand and $0.3 million, respectively, of the restricted funds to our operating account. In connection with the Right to Shares Agreement dated June 24, 2014, $0.4 million of the restricted funds were used to pre-pay a portion of one of the outstanding notes. Therefore, the balance in the restricted accounts aggregates approximately $47 thousand as of June 30, 2014.

Under the terms of a May 30, 2014 financing, the Company issued promissory notes totaling $0.3 million to two of the Investors. The promissory notes are convertible into shares of the Company’s common stock at an exercise price of $0.20 per share. As a result of the May 30, 2014 financing, certain reset provisions under the terms of the November 13, 2013 promissory notes were triggered. Accordingly, the conversion price of the notes with an aggregate principal balance of $1,816,667 was reset to $0.20 per share from $0.75 per share of the Company’s common stock and the exercise price of certain warrants issued on November 13, 2014, was changed to $0.20 per share from $2.84 per share of the Company’s common stock. In addition, the number of warrants was increased from common stock warrants to acquire 2,944,444 shares of the Company’s common stock to warrants to acquire 41,811,114 shares of the Company’s common stock, subject to adjustment based on the cashless provisions of the warrants. On June 10, 2014 and June 24, 2014, the Company entered into Right to Shares Agreements with two of the Investors related to the notes and warrants. The Right to Shares Agreements are more fully discussed in Note 1.

Notes payable consists of the following (in thousands):

	June 30, 2014	December 31, 2013
	(in thousands)

Note originally with PSID for $200 dated January 11, 2012, bore interest at 5% per annum, was originally payable in monthly instalments beginning January 11, 2013 through December 11, 2014. Note was amended in July 2013 to allow for conversion into common stock and extend payment terms. After the note was partially converted into common stock in October 2013, PSID assigned the note to a group of lenders in November 2013. One of the lenders converted $60 of the note and $10 of accrued interest into 47 shares of common stock in February 2014. The Company issued warrants to acquire 300 shares of its common stock to PSID in connection with a letter agreement entered into in November 2013, that were reset on May 30, 2014 to warrants to acquire 4,260 shares at an exercise price of $0.20 per share. (2)(3)

	$115	$175
Demand note for $80 issued October 11, 2013 to our CEO, bears interest at 5% per annum repaid in November 2013, February and April 2014(1)	—	30
Demand note for $30 issued October 29, 2013 to our CEO, bears interest at 5% per annum, partially repaid in April 2014(1)	26	30
Senior Secured Convertible Notes issued November 13, 2013 for $1,817, of which $726 was repaid and converted in June 2014, net of discount of $400 and $1,585, to group of institutional investors, are convertible into shares of common stock at $0.20 per share and mature November 13, 2014. Notes were issued with Warrants to acquire 2,644 shares of common stock with an exercise price of $2.84 per share that were reset on May 30, 2014 to warrants to acquire 37,551 shares of common stock with an exercise price of $0.20 per share of which 11,254 were outstanding on June 30, 2014. (2)(4)	691	232
Demand note for $60 issued January 8, 2014 to Michael Krawitz, our CFO, bears interest at 5% per annum (1)	60	—
Demand note for $60 issued January 16, 2014 to our CEO, bears interest at 5% per annum (1)	60	—
Demand note for $40 issued January 16, 2014 to our President, bears interest at 5% per annum (1)	40	—
Note for $175 issued on February 4, 2014 to Corbin Properties LLC, bears interest at 10% per annum, due February 4, 2015	175	—
Demand note for $25 issued March 4, 2014 to a Director, bears interest at 5% per annum (1)	25	—
Note for $25 issued March 5, 2014 to Deephaven Enterprises, Inc., net of discount of $22, bears interest at 9% per annum, due March 5, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share.	3	—
Note for $25 issued on March 6, 2014, to James Rybicki Trust, net of discount of $22, bears interest at 9% per annum, due March 6, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share.	3	—
Note for $25 issued on March 10, 2014, to William Caragol, net of discount of $25, bears interest at the rate of 9% per annum, due March 10, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price equal to 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice.	—	—
Note for $61 issued on March 20, 2014 to Deephaven Enterprises, Inc., net of discount of $43, bears interest at the rate of 9% per annum, due March 20, 2015. Effective May 30, 2014, existing outstanding common stock warrants held by the holder became exercisable at $0.35 per share and an additional 300 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share were granted. (2)	18	—
Note for $25 issued April 16, 2014 to William Caragol, net of discount of $23, bears interest at 9% per annum, due April 16, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share if conversion is elected by the holder or 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice if elected by the Company.	2	—
Note for $30 issued on April 16, 2014, to Ned Siegel, net of discount of $27, bears interest at 9% per annum, due April 16, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share. (1)	3	—
Note for $20 issued on May 1, 2014, to Ned Siegel, net of discount of $18, bears interest at the rate of 9% per annum, due March 10, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share. The note was issued with 100 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share. (1) (2).	2	—
Senior Convertible Note for $222 issued May 30, 2014 to an Investor, net of discount of $203, convertible into shares of common stock at $0.20 per share and matures May 30, 2015. Note was issued with an original issue discount of $22 in lieu of interest. (4)	19	—
Senior Convertible Note for $100 issued on May 30, 2014 to an Investor, net of discount of $92, convertible into shares of common stock at $0.20 per share, bears no interest, due May 30, 2015. (4)	8	—
Total notes payable	1,250	467
Less: Current maturities	(1,250)	(467)

Note payable long-term	$—	$—

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$2,137	$4,925

(1)	These notes have been issued to related parties. See Note 10.
(2)	The warrants are more fully described in Note 7.
(3)	This note when originally issued was issued to a related party. See Note 10.
(4)

If and whenever we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the new issuance price. The convertible option of these notes was bifurcated from the notes and recorded as its fair value on the date of issuance and at each reporting date, with the change in the fair value being charged/credited to other income/expense. Subsequent to June 30, 2014, the conversion price of the notes was reset as more fully discussed in Note 14.

Interest expense was approximately $1.1 million and $0.3 million for the three-months ended June 30, 2014 and June 30, 2013, respectively, and $1.6 million and $0.4 million for the six-months ended June 30, 2014 and 2013, respectively. The majority of the interest expense is due to the accretion of debt discounts and, therefore, the weighted average interest rates for each of the periods are not meaningful numbers.

See Note 14 for promissory notes issued subsequent to June 30, 2014.

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

During the three and six-months ended June 30, 2014, the subordinated convertible note, which has a convertible option embedded in the note, the conversion option of the convertible notes warrant liabilities and the contingent royalty obligations, which relate to assets acquisitions during 2012, were valued using Level 3 inputs, and for the three and six-months ended June 30, 2013, the subordinated convertible note and the contingent royalty obligations were valued using Level 3 inputs. The changes in fair value of the subordinated convertible note, the conversion option of the convertible notes and the warrant liabilities during the three and six-months ended June 30, 2014 and 2013 are reflected in other income (expense) for each period. There was no change in the estimated fair value of the contingent royalty obligations during the three and six-months ended June 30, 2014 and 2013.

Notes Payable and Long-Term Debt

At June 30, 2014 and December 31, 2013, we valued the subordinated convertible note based on the greater of the initial fair value as determined by a discounted cash flow methodology and the market value of the shares of our common stock into which it is convertible. We valued the conversion option of the convertible notes at fair value.

Warrant Liabilities

The carrying amounts approximate management’s estimate of the fair value of the warrant liabilities at June 30, 2014 based on the BSM valuation model and using the following assumptions: expected term of 4.37 years, expected volatility of 166%, risk-free interest rates of 1.25%, and expected dividend yield of 0%.

Conversion option of the notes

The carrying amounts approximates management's estimate of the embedded conversion option at June 30, 2014 and December 31, 2013 based on using a Monte Carlo method with the following assumptions: Market price of $0.14 and $2.29; terms of 0.42, 0.92 and 0.92 years; Standard deviation of 0.09, 0.11 and 0.18; and conversion price of $0.20 and $0.75, respectively.

Estimated Royalty Obligations

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$2,137	$—	$—	$4,925
Embedded conversion option of the convertible notes	$—	$—	$125	$—	$—	$3,124
Warrant liabilities	$—	$—	$1,962	$—	$—	$6,114
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the six-months ended June 30, 2014 (in thousands):

	Subordinated Note with Convertible Option		Embedded Conversion Option of Convertible Notes	Warrant Liabilities	Estimated Royalty Obligations

Balance at December 31, 2013	$4,925		$3,124	$6,114	$4,000
Increase due to embedded conversion option for May 30, 2014 convertible notes payable	—		629	—	—
Change in fair value	(2,788)		(3,628)	2,838	—
Exercise of warrants under Right to Shares Agreements	—			(6,990)	—

Balance at June 30, 2014	$2,137	(1)	$125	$1,962	$4,000	(2)

(1) The principal balance at December 31, 2013 and June 30, 2014 is $3.3 million. See Note 5 for additional information regarding the note.

(2) Includes $160 thousand of current royalty obligations in account payable and accrued expenses at June 30, 2014.

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

7. Stockholders’ Deficit

Preferred Stock

As of June 30, 2014, the Company has authorized 5,000,000 shares of preferred stock, par value $10.00 per share of which 500,000 shares were authorized as Series C Preferred Stock. The Series C Preferred Stock is more fully described in Note 1. No shares of preferred stock were outstanding as of June 30, 2014.

Common Stock

At June 30, 2014, VC had authorized 50 million shares of common stock of which approximately 12.4 million were issued and outstanding. Of the 12.4 million issued and outstanding shares of common stock at June 30, 2014, 5.7 million were beneficially owned by our Chief Executive Officer.

On or about August 26, 2014, the Company intends to file an Amended and Restated Certification of Incorporation with the State of Delaware to increase the number of authorized shares of its common stock to 500 million and to reduce the par value of its preferred stock to $0.01 per share as more fully discussed in Notes 1 and 14.

Warrants

We have issued warrants exercisable for shares of common stock for consideration, as follows (in thousands, except exercise price):

Series/ Issue Date	Warrants Issued/As Reset	Additional Warrants under Cashless Exercise Provisions	Exercised	Balance June 30, 2014	Exercise Price	Exercisable Period (years)
Series A /June 2012	95	—	(95)	—	$0.37	3
Series B / September 2012	40	—	—	40	$1.57	3
Series C / October 2012	20	—	—	20	$1.57	3
Series C / October 2012, reset May 2014	20	—	—	20	$0.35	3
Series D / December 2012	14	—	—	14	$1.57	5
Series E /December 2012	29	—	—	29	$1.57	5
Series F / March 2013	40	—	—	40	$1.57	3
Series G / April 2013	47	−−	—	47	$1.31	3
Series G / April 2013, reset May 2014	48	−−	—	48	$0.35	3
Series H / June 2013	63	−−	—	63	$1.57	3
Series H/ June 2013, reset May 2014	20	−−	—	20	$0.35	3
Series VT a/ November 2013, as reset May 2014	37,551	2,966	(29,263)	11,254	$0.20	5
Series VT b/ November 2013, as reset May 2014	4,260	—	—	4,260	$0.20	5
Series I/ May 2014	300	—	—	300	$0.35	3
Series J/ May 2014	100	—	—	100	$0.35	2
	42,647	2,966	(29,358)	16,255

The Series A warrant was issued in connection with a stock subscription agreement to an investor. The Series A warrant was exercised in February 2014 under the cashless exercise provisions of the warrants.

The Series B, C, D, E, F, G and H warrants were issued in connection with promissory notes. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The total value of these warrants of approximately $0.3 million was amortized to interest expense over the life of the promissory notes. The promissory notes were converted into common stock during 2013. As a result of the issuances of two promissory notes on May 30, 2014, and under the terms of a promissory note issued on March 20, 2014, the exercises prices of one-half of the Series C, G and H warrants were reduced to $0.35 per share of common stock from exercise prices ranging from $1.31 to $1.57 per share. We recorded non-cash interest expense of approximately $7 thousand during the three-months ended June 30, 2014 as a result of the reductions in the exercise prices of the warrants.

The Series VTa warrants were issued on November 13, 2013 in connection with senior secured convertible notes, which are more fully described in Note 5. These warrants are exercisable at any time during the exercise periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. In addition, if we issue or sell any shares of our common stock, except certain specified issuances pursuant to the Company’s stock plans or the issuance of common stock pursuant to agreements existing on November 13, 2013, at a price per share, or the New Exercise Price, less than the Exercise Price in effect immediately before the issuance or sale, then immediately after such dilutive issuance, the Exercise Price will be reduced to the New Exercise Price. If there is an adjustment to the Exercise Price as a result of any of the dilution events specified in the Warrant agreements, the number of shares of common stock that may be purchased upon exercise of the warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Exercise Price payable for the adjusted number of shares shall be the same as the aggregate Exercise Price in effect immediately prior to such adjustment (without regard to any limitations on exercise). As a result of the issuances of two promissory notes on May 30, 2014, the reset provisions under the terms of the Series VTa warrants were triggered. Accordingly, the number of warrants to acquire shares of the Company’s common stock increased from 2,644,444 warrants to 37,551,144 warrants and the exercise price was reduced to $0.20 per share from $2.84 per share of common stock. In addition, during the three-months ended June 30, 2014, certain of the Series VTa warrants were exercised under the cashless provisions of the warrants, which resulted in an increase in the shares issued upon exercise as noted in the table above. Subsequent to June 30, 2014, the number of warrants and the exercise price have been reset as more fully discussed in Note 14.

The Series VTb warrants were issued November 13, 2013 to PSID in connection with a letter agreement between the Company and PSID as more fully discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014. The terms of the Series VTb warrants are identical to the Series VTa warrants. As a result of the issuances of two promissory notes on May 30, 2014, the reset provisions under the terms of the Series VTb warrants were triggered. Accordingly, the number of warrants to acquire shares of the Company’s common stock increased from 300,000 warrants to 4,260,000 warrants and the exercise price was reduced to $0.20 per share from $2.84 per share of common stock. Subsequent to June 30, 2014, the number of warrants and the exercise price have been reset as more fully discussed in Note 14.

The VTa and VTb warrants are classified as liabilities at June 30, 2014 and December 31, 2013.

The Series I and J warrants were issued in connection with promissory notes issued on March 20, 2014 and May 1, 2014, respectively. As a result of the issuances of two promissory notes on May 30, 2014, provisions under the notes issued on March 20, 2014, and May 1, 2014 requiring the issuances of these warrants were triggered. These warrants are exercisable at any time during the exercise periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The relative fair value of these warrants of approximately $0.1 million is being amortized to interest expense over the life of the promissory notes.

We determined the value of the warrants issued in 2012, 2013 and 2014 on the issuance/reset dates utilizing the following assumptions in the BSM valuation model:

Dates Warrants Issued/Reset	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
June 2012	0.00%	126.00%	3	.34%	June 1, 2012
September 2012	0.00%	126.00%	3	.35%	September 25, 2012
October 2012	0.00%	126.00%	3	.35%	October 12, 2012
October 2012, reset May 2014	0.00%	223.00%	1.37	.10%	May 30, 2014
December 2012	0.00%	126.00%	5	.72%	December 31, 2012
March 2013	0.00%	126.00%	3	.38%	March 18, 2013
April 2013	0.00%	126.00%	3	.34%	April 10, 2013
April 2013, reset May 2014	0.00%	210.00%	1.87	.37%	May 30, 2014
June 2013	0.00%	126.00%	3	.52%	June 1, 2013
June 2013, reset May 2014	0.00%	215.00%	2.01	.37%	May 30, 2014
November 2013, reset May 2014	0.00%	163.00%	4.46	1.54%	May 30, 2014
May 2014 (Series I)	0.00%	192.26%	2.80	.79%	May 30, 2014
May 2014 (Series J)	0.00%	214.78%	2	.39%	May 30, 2014

Stock Option Activity

We had stock-based employee plans outstanding as of June 30, 2014, which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on August 19, 2014.

We account for our stock-based compensation plans in accordance with ASC 718-10, Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortized to expense over the expected performance or service periods using the straight-line attribution method. During the three and six-months ended June 30, 2014 and for the three-months ended June 30, 2013, we did not grant any stock options. During the six-months ended June 30, 2013, we granted 1.0 million options The weighted average fair value of the options granted during the six-months ended June 30, 2013 was $1.33 per share.

The weighted average values of the assumptions used to value the options granted in the six-months ended June 30, 2013 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.83%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility was estimated based on the historical volatility of similar companies’ common stock. The risk free interest rate was estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield was 0% based on the fact that we have never paid dividends and we have no present intention to pay dividends.

During the three and six-months ended June 30, 2014, we did not record any compensation expense associated with stock options as they were all fully vested on or before January 1, 2014. During the three and six-months ended June 30, 2013, we recorded approximately $0.4 million and $0.6 million in compensation expense related to stock options granted to our directors, employees and consultants (who provide corporate support services).

A summary of the stock option activity for our stock options plans for the six-months ended June 30, 2014 is as follows (shares in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,628	$9.01
Granted	—	—
Exercised	(382)	0.05
Forfeited or expired	(8)	659.87
Outstanding at June 30, 2014	2,238	8.02	4.65	$77,000	*
Vested or expected to vest at June 30, 2014	2,238	8.02	4.65	$77,000	*
Shares available on June 30, 2014 for options that may be granted	2,508

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.14 per share at June 30, 2014.

There were 0.4 million stock options exercised during the six-months ended June 30, 2014, with a total intrinsic value of $0.4 million. No stock options were exercised during the three-months ended June 30, 2014 nor for the three and six-months ended June 30, 2013. No options vested during the three-months ended June 30, 2014 and 2013. The total fair value of options vested during the six-months ended June 30, 2013, was approximately $0.4 million. As of June 30, 2014, there was no unrecognized compensation cost related to stock options granted under our plans.

Restricted Stock Grants

In June 2014, we issued approximately 0.6 million shares of our restricted stock to a director as an inducement to joining our board. One-hundred and fifty-thousand shares of the restricted stock vest on January 2, 2015 and the remainder vest on January 3, 2016. Also, in January 2013, we issued approximately 0.9 million shares of our restricted common stock to a member of our senior management. This restricted stock vests in full in January 2015. The total value of the restricted stock of approximately $1.5 million is being expensed over the vesting period. During the three-months ended June 30, 2014 and 2013 and the six-months ended June 30, 2014 and 2013, we recorded $0.2 million, $0.2 million, $0.4 million and $0.3 million, respectively, in compensation expense related to the restricted stock.

8. Income Taxes

We did not have an income tax provision or benefit for the three and six-months ended June 30, 2014 and 2013. The income tax benefit of $0.8 million for the period from December 31, 2011 (Inception) to June 30, 2014 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with an acquisition we made in January 2012. We have incurred accumulated losses and have provided a valuation allowance against our net operating loss carryforwards and other net deferred tax assets.

At June 30, 2014, we had estimated U.S. net operating loss carryforwards of approximately $11 million for income tax purposes, which expire in varying amounts through 2034. The amount of any benefit from our U.S. tax net operating losses is dependent on: (1) our ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. The change in the number of warrants outstanding on May 30, 2014 as a result of the reset provisions of warrants that we issued on November 13, 2013, as more fully discussed in Notes 1 and 5, resulted in a greater than fifty percent change in ownership under IRC section 382. Accordingly, our current net operating losses are limited in use to approximately $7.5 million, based on our preliminary estimates. Certain future transactions could again cause a more than fifty percent ownership change, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

9. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(5,558)	$(1,542)	$(933)	$(2,852)

Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	19,913	9,042	14,758	8,941

Loss per share— basic and diluted:
Total — basic and diluted	$(0.28)	$(0.17)	$(0.06)	$(0.32)

(1)

The following stock options, warrants and shares issuable under right to shares agreements, investor relations consulting agreement and upon conversion of convertible notes payable outstanding at June 30, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	June 30, 2014	June 30, 2013
	(in thousands)
Stock options	2,238	2,712
Warrants	16,255	436
Shares issuable under investor relations consulting agreement	200	__
Shares issuable upon conversion of convertible notes payable	10,039	2,185
	28,732	5,333

Subsequent to June 30, 2014, the number of warrants outstanding has been increased and the shares issuable upon conversion of convertible notes payable has been increased as more fully discussed in Note 14

10. Related Party Transactions

As of June 30, 2014, we have entered into notes payable with related parties and a shared services agreement and letter agreements with a former related party. In addition, in June 2013, we sold common stock to a member of our board of directors. Each of these transactions is more fully described in Notes 10 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on August 19, 2014. Certain of the related-party notes payable are also discussed in Note 5.

Accrued Expenses

Included in accrued expenses at June 30, 2014 and December 31, 2013 are approximately $2.0 million and $1.6 million, respectively, owed to the Company's corporate officers and directors.

11. Commitments and Contingencies

We have entered into employment agreements with Mr. Scott Silverman, our Chief Executive Officer, Mr. Randolph Geissler, our President and Mr. Michael Krawitz our Chief Legal and Financial Officer. Messrs. Silverman and Geissler’s employment agreements are discussed in Note 11 and Mr. Krawitz’ employment agreement is discussed in Note 14 to our consolidated financial statements included in our Annual Report on Form10-K/A filed with the SEC on August 19, 2014.  No changes were made to these agreements during the six-months ended June 30, 2014.

Liquidation of Signature Industries, Limited

In March 2013, VC appointed a liquidator and initiated the formal liquidation of a U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 ($61,000) of the purchase price from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for approximately £244,000 (U.S. $0.4 million). This claim is associated with an outsourced manufacturing agreement related to a terminated manufacturing contract. As a result of the termination of the contract, Signature did not purchase any product under the manufacturing agreement and, accordingly, VC, in consultation with outside legal counsel, does not believe that any amount is owed per the terms of the agreement. However, this claim could result in VC having to pay an additional estimated portion of Signature’s outstanding liabilities. We expect the liquidation to be completed by the end of 2014, although it could extend beyond the expected timeframe.

12. Legal Proceedings

We have been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

13. Supplemental Cash Flow Information

We had the following non-cash operating, investing and financing activities (in thousands):

	For the Six- Months Ended June 30, 2014	For the Six- Months Ended June 30, 2013
Non-cash operating activities:
Royalty obligations now included in accrued expenses	$100	—
Non-cash investing and financing activities:

Issuance of common stock in full payment of note payable and accrued interest	—	420
Issuance of common stock in partial payment of note payable and accrued interest	70	—
Issuances of common stock in payment of notes payable	135	—
Conversion of promissory note under Right to Shares Agreement	191	—
Issuance of a warrant in connection with a promissory note	66
Cashless expense of warrants	6,990

14. Subsequent Events

Consulting and Advisory Relationships and Impact on Promissory Notes and Warrants

On July 1, 2014, July 14, 2014, and July 15, 2014, the Company entered into consulting and advisory agreements with Hanover Financial Services (“HFS”), SmallCapVoice.com, Inc. (“SCV”) and RedChip Companies Inc., respectively, relating to investor relations services.  Under the terms of the agreements, the Company issued 550,000 shares of common stock to HFS, 500,000 shares of common stock to SCV and 500,000 shares of common stock to Redchip.  The Company had previously accrued for the issuance of 200,000 shares to Redchip. Accordingly, as a result of the issuances, the Company will record, for the quarter ending September 30, 2014, charges of $77,000, $45,000, and $24,000, respectively, for the issuances of 550,000 shares to HFS 500,000 shares to SCV and 300,000 additional shares to Redchip.  Under the terms of financing transactions entered into on November 13, 2013 and on May 30, 2014, the conversion price of notes and the exercise price of warrants issued in connection with such transactions automatically adjusts following the issuance of common stock at a price per share less than the previously-applicable exercise price or conversion price.  The previously applicable price was $0.20 per share.  Because the issuance to Redchip resulted in a charge of $24,000, it is deemed to be an issuance of shares of common stock at a price per share of $0.08 per share.  Based on that, as of July 15, 2014, the exercise price and conversion price in connection with the notes issued in the November 13, 2013 financing transaction and the conversion price in connection with the notes issued in the May 30, 2014 financing transaction, reset to $0.08 per share.  Under the terms of the warrants, the aggregate exercise price must remain the same, so the number of shares of common stock subject to warrant are increased.  Accordingly, following July 15, 2014, the number of shares issuable upon conversion of the notes was 17,661,115 shares of common stock and the number subject to warrant was 38,787,016 shares at an exercise price of $0.08.

Promissory Notes

We have entered into the following promissory notes subsequent to June 30, 2014:

Securities Purchase Agreement and Convertible Promissory Note Effective July 15, 2014

Effective July 15, 2014, the funding date, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the terms of the purchase agreement, the Company issued and sold to the purchaser a convertible promissory note in the aggregate principal amount of $83,500. The note, which accrues interest at a rate of 8% per annum, will mature on April 14, 2015. The note provides the Company with several pre-payment options with varying amount due depending upon the timing of the prepayment. The note may be converted in whole or in part into the Company's common stock, at the option of the holder, at any time following 180 days after issuance and until the maturity date, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price shall be 61% multiplied by the market price. Market price means the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the date of conversion. If and whenever the Company issues or sells, or is deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect shall be reduced to an amount equal to the new issuance price.

The note contains certain covenants and restrictions, including, among others, that, for so long as the note is outstanding the Company will not dispose of certain assets and will maintain its listing on the over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

Convertible Note Effective July 16, 2014

Effective July 16, 2014, the funding date, the Company entered into a convertible note with an accredited investor in an amount up to $500,000. On July 16, 2014, the Company received $125,000 as the initial consideration under the terms of the note. The investor may pay additional consideration to the Company in such amounts and at such dates as the Investor may choose in its sole discretion. The note bears an original issue discount of 10% of the amounts funded by the investor and bears no interest for the first 90 days after each payment of consideration. If any amount funded is not paid within the 90 day period, a one-time interest payment of 12% of the amount funded becomes due. The maturity date is two years from the effective date of each payment of consideration made to the Company by the investor. The note may be converted in whole or in part into the Company's common stock, at the option of the investor. The conversion price is the lesser of $0.14 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Unless otherwise agreed in writing by both parties, at no time will the investor convert any amount of the note into common stock that would result in the investor owning more than 4.99% of the Company’s common stock outstanding.

The note provides for the Company to include the shares underlying the note in any subsequently filed registration statement to the extent that the Company files a registration statement with the SEC. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of the note, but not less than $25,000, being immediately due and payable to the Investor at its election in the form of cash payment or addition to the balance of this note.

So long as the note is outstanding, upon any issuance by the Company or any of its subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the note, then the Company shall notify the Investor of such additional or more favorable term and such term, at the investor’s option, shall become a part of the transaction documents with the investor.

 The note contains certain covenants and restrictions, including, among others, that, for so long as the note is outstanding, the Company shall not become delinquent in its filing requirements as a fully-reporting issuer registered with the SEC or become ineligible to use the DTC system when issuing the Company’s common stock. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

Securities Purchase Agreement effective August 6, 2014, 8% Convertible Redeemable Notes due July 31, 2015 and Collateralized Secured Promissory Note due July 31, 2015

VeriTeQ Corporation (the “Company”) entered into a securities purchase agreement, (the “SPA’), dated July 31, 2014 and effective August 6, 2014, with an accredited investor (the “Buyer”). Pursuant to the terms of the SPA, the Company issued and sold to the Buyer two 8% convertible promissory notes in the amount of $75,000 each. The first note for $75,000 (the “8% Note”) was paid for by the Buyer on August 6, 2014 in cash, less transaction expenses. The second note (“8% Second Note”) was paid for by the issuance of an offsetting $75,000 secured note issued to the Company by the Buyer, (the “8% Buyer Note”) which is to be paid in cash to the Company within 8 months.

The 8% Note matures on July 31, 2015. It may be converted in whole or in part into the Company's common stock, at the option of the holder, at any time following 180 days after issuance and until the maturity date. The conversion price shall be 61% of the average of the three lowest closing bid prices of the Company’s common stock for the fifteen prior trading days, including the day upon which the conversion notice is received by the Company. During the first 180 days that 8% Note is in effect, the Company may redeem the note by paying to the holder an amount equal to 150% of the face amount plus any accrued interest. The 8% Note may not be prepaid after the 180th day. Interest on any unpaid principal balance of 8% Note shall be paid at the rate of 8% per annum. Interest on the 8% Note shall be paid by the Company in shares of its common stock, referred to as Interest Shares. The holder may, at any time, send in a notice of conversion to the Company for Interest Shares based on the formula provided above for principal conversions.

The 8% Second Note matures on July 31, 2015. The holder of the 8% Second Note is entitled, at its option, after the expiration of the requisite Rule 144 holding period and after full cash payment of the 8% Buyer Note, to convert all or any amount of the principal face amount of the 8% Second Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of the Company’s common stock equal to 61% of the average of the three lowest closing bid prices of the Company’s common stock for the fifteen prior trading days, including the day upon which the conversion notice is received by the Company. The 8% Second Note may not be prepaid, except in certain circumstances described therein. Interest on any unpaid principal balance of the 8% Second Note shall be paid by the Company in Interest Shares. The holder may, at any time, send in a notice of conversion to the Company for Interest Shares based on the formula provided above for principal conversions.

The 8% Note and the 8% Second Note contain certain covenants and restrictions, including, among others, that, for so long as the notes are outstanding the Company will not dispose of certain assets and will maintain its listing on the over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

As discussed above, the Buyer issued to the Company, the 8% Buyer Note, also referred to as the Collateralized Secured Promissory Back End Note, in the amount of $75,000, which matures no later than March 31, 2015, unless the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act of 1933, as amended, in which case the Buyer may declare the 8% Second Note to be in default (as defined in that note) and cross cancel its payment obligations under the 8% Buyer Note against the Company’s payment obligations under the 8% Second Note. The 8% Buyer Note shall bear simple interest at the rate of 8%. The Buyer may, at its option, prepay the 8% Buyer Note at any time. The 8% Buyer Note may not be assigned by the Company, except by operation of law..

Securities Purchase Agreement effective August 4, 2014, 12% Convertible Redeemable Notes due August 4, 2015 and Collateralized Secured Promissory Note due August 4, 2015

The Company entered into a securities purchase agreement, (the “Purchase Agreement’), effective August 4, 2014, with an accredited investor (the “Lender”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Lender two 12% convertible promissory notes in the amount of $50,000 each. The first note for $50,000 (the “12% Note”) was paid for by the Lender on August 4, 2014 in cash, less transaction expenses. The second note (the “12% Second Note”) was initially paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the Lender, (the “12% Lender Note”), which is to be paid in cash to the Company within 8 months.

The 8% Note matures on August 4, 2015. It may be converted in whole or in part into the Company's common stock, at the option of the holder, at any time following 180 days after issuance and until the maturity date. The conversion price shall be 61% of the average of the three lowest closing bid prices of the Company’s common stock for the twenty prior trading days, including the day upon which the conversion notice is received by the Company. During the first 180 days the 12% Note is in effect, the Company may redeem the note by paying to the holder an amount equal to 150% of the face amount plus any accrued interest. The 12% Note may not be prepaid after the 180th day. Interest on any unpaid principal balance of 12% Note shall be paid at the rate of 12% per annum. Interest on the 12% Note shall be paid by the Company in shares of its common stock, referred to as Interest Shares. The holder may, at any time, send in a notice of conversion to the Company for Interest Shares based on the formula provided above for principal conversions.

The 12% Second Note matures on August 4, 2015. The holder of the 12% Second Note is entitled, at its option, after the expiration of the requisite Rule 144 holding period and after full cash payment of the 12% Lender Note, to convert all or any amount of the principal face amount of the 12% Second Note then outstanding into shares of the Company's common stock without restrictive legend of any nature, at a conversion price for each share of the Company’s common stock equal to 61% of the average of the three lowest closing bid prices of the Company’s common stock for the twenty prior trading days, including the day upon which the conversion notice is received by the Company. The 12% Second Note may not be prepaid, except in certain circumstances described therein. Interest on any unpaid principal balance of the 12% Second Note shall be paid by the Company in Interest Shares. The holder may, at any time, send in a notice of conversion to the Company for Interest Shares based on the formula provided above for principal conversions.

The 12% Note and the 12% Second Note contain certain covenants and restrictions, including, among others, that, for so long as the notes are outstanding the Company will not dispose of certain assets and will maintain its listing on the over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

As discussed above, the Lender issued to the Company, the 12% Lender Note, also referred to as the Collateralized Secured Promissory Back End Note, in the amount of $50,000, which matures no later than April 4, 2015, unless the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act of 1933, as amended, in which case the Lender may declare the 12% Second Note to be in default (as defined in that note) and cross cancel its payment obligations under the 12% Lender Note against the Company’s payment obligations under the 12% Second Note. The 12% Lender Note shall bear simple interest at the rate of 12%. The Lender may, at its option, prepay the 12% Lender Note at any time. The 12% Lender Note may not be assigned by the Company, except by operation of law.

Impact of Promissory Notes and Warrants of Variable Priced Promissory Notes

Under the terms of a financing from November 13, 2013 and on May 30, 2014, the holders of the notes and warrants issued in connection with such transactions, following the issuance of any security with a variable price conversion feature, may substitute the variable price formula for their exercise or conversion prices.  The promissory notes described above contain a variable price conversion feature. As a result, the holder of a warrant issued on November 13, 2013 may substitute a formula resulting in a lower price.  Moreover, the warrants provide that the holder of the warrant has the right to invest the same aggregate amount.  Accordingly, whenever a lower price applies, a larger number of shares may be purchased.   The exact number of shares that may be issued varies depending on the stock price at the time of exercise or conversion.  On August 12, 2014, if all of the outstanding warrants issued in connection with the Novermber 13, 2013 financing had been exercised, the alternative price formulation could have resulted in an increase in the number of warrants from 38,787,016 at an exercise price of $0.08 per share to warrants to acquire 144,851,212 shares of the Company's common stock at an exercise price of $0.021 per share.  The warrant holders have the right to effect a cashless exercise by accepting fewer shares and not tendering cash.  On August 12, 2014, $1,413,000 principal amount of notes issued in connection with the November 13, 2013 and May 30, 2014 financings was outstanding.  If all such outstanding notes had been converted on such date, it would have resulted in an issuance of approximately 66,900,000 shares and the elimination of the liability for the Company.  Because the variable price formula changes with the value of the common stock, the number of shares subject to warrant and the number of shares into which the notes are convertible varies.

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

●	that our revenue from our Q Inside Safety Technology will continue to increase and that we will realize revenue from sales of our dosimeter products beginning in 2015;
●	our expectations and expected trends with respect to the potential microtransponder revenue and scanner revenue for the breast implant, vascular port and artificial joint markets;
●	that if our products fail to gain market acceptance, we will be unable to achieve the necessary revenues which will allow us to remain in business;
●	that our results may differ materially from those reflected in our forward looking statements;
●	that our products have certain technological advantages, but maintaining these advantages will require continual investment for development and in sales and marketing;
●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;

●	that we will have the funds necessary to fund our business for the twelve months ended June 30, 2015;
●	our ability to maintain compliance with the provisions of the notes and warrants and related agreements from the our various financings;
●	that we believe that we will have the financial ability to make all payments with respect to the November 2013 and our other outstanding financings;
●

that any amount is owed under the terms of the manufacturing agreement with our subsidiary, Signature Industries Limited and that we will have the funds necessary to pay amounts that may become due as a result of the liquidation of Signature Industries Limited, which is in process;

●	that our results of operations are not materially impacted by moderate changes in the inflation rate;
●	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
●	volatility in our stock price;
●	our ability to continue to execute all required filings, tax returns, maintain insurance and perform other required activities to maintain our standing as a publicly-trading company;
●	our ability to add employees during the latter half 2014 and beyond as we begin to ship our products and to grow our business;
●	our ability to establish and maintain proper and effective internal accounting and financial controls;
●	our ability to comply with current and future regulations related to our business; and
●

our actual results may differ materially from those reflected in forward-looking statements as a result of: (i) the risk factors described under the heading “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the year ending December 31, 2013 as amended and in our other public filings, (ii) general economic, market, regulatory or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.

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

The information in this quarterly report is as of June 30, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities Exchange Commission, or SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2013 as amended. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014 as amended on August 19, 2014.

Overview

On June 24, 2013, VeriTeQ Corporation ("VC" or the "Company") acquired its wholly-owned subsidiary, VeriTeQ Acquisition Corporation ("VAC"), pursuant to the terms of a share exchange agreement (the “Exchange Agreement”) pursuant to which VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of the Exchange Agreement, which closed on July 8, 2013 (the “VeriTeQ Transaction”). In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation (“PAH”) a Florida corporation from PositiveID Corporation, which was then a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VAC was founded in December 2011 and is engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices, and radiation dose measurement technologies for use in radiation therapy treatment. The Exchange Agreement and the VeriTeQ Transaction are more fully described in Note 1 to the accompanying unaudited condensed consolidated financial statements.

As a result of the VeriTeQ Transaction, our operations now consist primarily of 13 U.S.-based corporate employees, and five board members, four of whom are non-employee board members. We added four employees during the fourth quarter of 2013 as we began to ship our products and two employees during the first quarter of 2014: our new chief legal and financial officer and a former consultant. Our plan is to outsource our manufacturing operations and to maintain a lean organizational structure.

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

Critical Accounting Policies

Our critical accounting policies are presented in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year-ended December 31, 2013 filed with the SEC on August 19, 2014.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited condensed consolidated financial statements.

Results of Operations

Our consolidated operating activities used cash of $1.2 million and $0.3 million during the six-months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, our cash on hand totaled $0.1 million compared to $13 thousand as of December 31, 2013. As of June 30, 2014, our stockholders’ deficit was $7.1 million, and as of June 30, 2014, we had an accumulated deficit of $20.8 million. Our consolidated net loss was $5.6 million and $1.5 million for the three-months ending June 30, 2014 and 2013, respectively and $0.9 million and $2.9 million for the six-months ended June 30, 2014 and 2013, respectively.

We are a development stage company through June 30, 2014. We recorded approximately $0.1 million of revenue from sales of our Q Inside Safety Technology products since our inception on December 14, 2011, with sales beginning in the fourth quarter of 2013. Our profitability and liquidity depend on many factors, including our ability to successfully develop and bring to market our products and technologies the maintenance and reduction of expenses, and our ability to protect the intellectual property rights of VeriTeQ and others that we may acquire.

We need to raise additional funds immediately and continuing until we begin to ship our products – see “Liquidity and Capital Resources” below.

Financing Transactions During the Three-Months Ended June 30, 2014

During the three-months ended June 30, 2014, we issued several promissory notes, including two convertible promissory notes issued on May 30, 2014. As a result of our issuing the May 30, 2014 promissory notes certain reset provisions under convertible promissory notes and warrants that we had issued in connection with a November 13, 2013 financing were triggered. The reset provisions resulted in significant changes in the number of outstanding warrants and in the value of warrants liabilities. These charges are more fully discussed below. We also entered into two Right to Shares Agreements during June 2014. These transactions are more fully discussed in Notes 1 and 5 to the accompanying unaudited condensed consolidated financial statements.

Three-Months Ended June 30, 2014 Compared to June 30, 2013

Revenue and Gross Profit

We generated $21 thousand of revenue and $13 thousand of gross profit during the three-months ended June 30, 2014 related to the sale of our Q Inside Safety Technology products – microtransponders and readers/scanners. We did not generate any revenue and gross profit during the three-months ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were relatively constant at $1.2 million and $1.1 million for the three-months ended June 30, 2014 and 2013, respectively.

Development Expenses

Development expense was $0.1 million for the three-months ended June 30, 2014 and nil for the three-months ended June 30, 2013. Development expenses consist primarily of salaries and benefits and consulting expenses related to ongoing efforts to develop client and end user application programming interfaces, or APIs. Development expenses also relate to product testing costs.

Depreciation and Amortization Expense

We incurred $0.1 million and $0.1 million of amortization expense for the three-months ended June 30, 2014 and 2013, respectively. The expense related primarily to amortization of technology, customer relationship and trademarks resulting from two acquisitions during 2012.

Operating Loss

Operating loss remained relatively constant at approximately $1.4 million and $1.3 million for the three-months ended June 30, 2014 and 2013, respectively.

Change in Value of Convertible Debt with Embedded Option Feature

Change in value of convertible debt with embedded option feature resulted in other income of approximately $0.4 million for the three-months ended June 30, 2014. We did not incur a change in value of convertible debt with embedded option feature during the three-months ended June 30, 2013. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology assets. The debt is convertible into one-third of the shares of our common stock held beneficially by our CEO. As a result of the significant decrease in the value of our common stock at June 30, 2014 compared to March 31, 2014, we valued the debt at June 30, 2014 at its initial fair value, which was approximately $2.1 million. In the future, increases in our stock price will result in other expense and reductions in our stock price may result in additional income to the extent that the fair value of the debt does not fall below the initial fair value.

Change in Value of Conversion Option of Convertible Notes

Change in value of the conversion option of convertible notes was approximately $2.6 million for the three-months ended June 30, 2014. We did not incur a change in value of conversion option of convertible notes during the three-months ended June 30, 2013. These notes with an embedded derivative (conversion option) were issued November 13, 2013 and May 30, 2014. During the three-months ended June 30, 2014, the conversion price of the notes issued on November 13, 2013 was reset to $0.20 per share from $0.75 per share of the Company’s common stock. The notes issued on May 30, 2014 were issued with a conversion price of $0.20 per share of the Company’s common stock. As long as the notes remain outstanding, changes in the fair value of the conversion options will result in other expense/income.

Change in Value of Warrant Liabilities

Change in value of warrant liabilities resulted in other expense of approximately $6.0 million for the three-months ended June 30, 2014. We did not incur a change in value of warrant liabilities during the three-months ended June 30, 2013. The warrants were issued in connection with a financing entered into on November 13, 2013 and are being revalued each reporting period with changes in the value being reported as other income or expense. On May 30, 2014, we entered into a financing that triggered the reset provisions under the warrants and as a result, the exercise price of the common stock warrants was changed to $0.20 per share from $2.84 per share of our common stock and the number of common stock warrants was increased from common stock warrants to acquire 2,966,444 shares of our common stock to common stock warrants to acquire 41,811,114 shares of our common stock, subject to adjustment based on the cashless provisions of the warrants. The reset resulted in a significant amount of other expense being recorded on May 30, 2014. However, primarily as a result of a significant decrease in the price of our common stock subsequent to May 30, 2014, the value of the warrants decreased, which partially offset the expense.

Other Expense

Other expense was $6 thousand for the three-months ended June 30, 2014. We did not incur other expense during the three-months ended June 30, 2013.

Interest Expense

Interest expense was $1.1 million and $0.3 million for the three-months ended June 30, 2014 and 2013, respectively. A significant portion of our interest expense in both periods is non-cash interest expense due to the accretion of debt discounts. Also, we recorded approximately $0.6 million of interest expense during the three-months ended June 30, 2014 for the initial fair value of the conversion option of convertible notes issued on May 30, 2014. We have entered into and expect to continue to enter into convertible debt financings, which may include beneficial conversion features and embedded conversion options, under which we may be required to record significant interest expense in future periods.

Six-Months Ended June 30, 2014 Compared to June 30, 2013

Revenue and Gross Profit

We generated approximately $0.1 million of revenue and $49 thousand of gross profit during the six-months ended June 30, 2014 related to the sale of our Q Inside Safety Technology products – microtransponders and readers/scanners. We did not generate any revenue and gross profit during the six-months ended June 30, 2013. We expect our revenue to continue to increase during 2014 and beyond as we fulfill orders under our existing development and supply contract with our customer, Establishment Labs, and as we obtain new customers. During 2014, we expect the majority of revenue generated to be related to sales our Q Inside Safety Technology products for the breast implant market. We hope to begin realizing revenue from sales of our dosimeter products beginning in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2.5 million for the six-months ended June 30, 2014 compared to selling, general and administrative expenses of $2.1 million for the six-months ended June 30, 2013. The $0.4 million increase in selling, general and administrative expense was due primarily to an increase in investor relations services expenses, higher personnel related costs and higher insurance and accounting expenses. These additional costs were incurred to support our growth and to handle the additional demands created by our becoming a public company as a result of the VeriTeQ Transaction, which closed on July 8, 2013. Partially offsetting the increase was a reduction in non-cash compensation expense of approximately $0.6 million in the six-months ended June 30, 2014 as compared to the 2013 period as we had fewer stock options vesting in the current period. We expect our selling, general and administrative expenses to remain at the current level during 2014 and to increase in future years as we grow our business.

Development Expenses

Development expense was $0.1 million for the six-months ended June 30, 2014 and $9 thousand for the six-months ended June 30, 2013. Development expenses for the six-months ended June 30, 2014 consist primarily of salaries and benefits and consulting expenses related to ongoing efforts to develop client and end user application programming interfaces, or APIs. Development expenses also relate to product testing costs. We expect development expenses to continue to increase during 2014 and beyond as we focus more efforts on expanding our technology products’ features, database development and creating new applications for our products.

Depreciation and Amortization Expense

We incurred $0.3 million and $0.3 million of amortization expense for the six-months ended June 30, 2014 and 2013, respectively. The expense related primarily to amortization of technology, customer relationship and trademarks resulting from two acquisitions during 2012. We expect depreciation and amortization expense to remain at the current levels during most of 2014 and for the expense to increase in future years as we expand our business operations.

Operating Loss

Operating loss was approximately $2.9 million and $2.4 million for the six-months ended June 30, 2014 and 2013, respectively. The increase in the loss was primarily due to the increase in selling, general and administrative expenses, which are more fully discussed above. An increase in development expenses also contributed to the increase in the loss during the 2014 period.

Change in Value of Convertible Debt with Embedded Option Feature

Change in value of convertible debt with embedded option feature resulted in other income of approximately $2.8 million for the six-months ended June 30, 2014. We did not incur a change in value of convertible debt with embedded option feature during the six-months ended June 30, 2013. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology assets. The debt is convertible into one-third of the shares of our common stock held beneficially by our CEO. As a result of the significant decrease in the value of our common stock at June 30, 2014 compared to December 31, 2013, we valued the debt at June 30, 2014 at its initial fair value, which was approximately $2.1 million, In the future, increases in our stock price will result in other expense and reductions in our stock price may result in additional income to the extent that the fair value of the debt does not fall below the initial fair value.

Change in Value of Conversion Option of Convertible Notes

Change in value of the conversion option of convertible notes was approximately $3.6 million for the six-months ended June 30, 2014. We did not incur a change in value of conversion option of convertible notes during the six-months ended June 30, 2013. The notes with an embedded derivative (conversion option) were issued on November 13, 2013 and May 30, 2014. During the six-months ended June 30, 2014, the conversion price of the notes issued on November 13, 2013 was reset to $0.20 per share from $0.75 per share of the Company’s common stock. The notes issued on May 30, 2014 were issued with a conversion price of $0.20 per share of the Company’s common stock. As long as the notes remain outstanding, changes in the fair value of the conversion options will result in other expense/income.

Change in Value of Warrant Liabilities

Change in value of warrant liabilities resulted in other expense of approximately $2.8 million for the six-months ended June 30, 2014. We did not incur a change in value of warrant liabilities during the six-months ended June 30, 2013. The warrants were issued in connection with a financing enter into on November 13, 2013 and are being revalued each reporting period with changes in the value being reported as other income or expense. On May 30, 2014, we enter into a financing that triggered the reset provisions under the warrants and as a result, the exercise price of the common stock warrants was changed to $0.20 per share from $2.84 per share of our common stock and the number of common stock warrants was increased from common stock warrants to acquire 2,944,444 shares of our common stock to common stock warrants to acquire 41,811,114 shares of our common stock, subject to adjustment based on the cashless provisions of the warrants. The reset resulted in a significant amount of other expense being recorded on May 30, 2014. However, primarily as a result of a significant decrease in the price of our common stock subsequent to May 30, 2014, the value of the warrants decreased, which partially offset the expense.

Other Expense

Other expense was approximately $0.1 million for the six-months ended June 30, 2014. We did not incur other expense during the six-months ended June 30, 2013. Other expense resulted primarily from a loss recognized on the settlement of the receivable from the sale of DARC during the six-months ended June 30, 2014.

Interest Expense

Interest expense was $1.6 million and $0.4 million for the six-months ended June 30, 2014 and 2013, respectively. A significant portion of our interest expense in both periods is non-cash interest expense due to the accretion of debt discounts. Included in interest expense during the six-months ended June 30, 2014 was approximately $0.6 million for the initial fair value of the conversion option of convertible notes issued on May 30, 2014.

We will continue to record interest expense in connection with the accretion of debt discount for certain outstanding notes payable. At June 30, 2014, the current un-accreted balance of the debt discounts associated with outstanding notes payable was approximately $1.4 million. We have entered into additional convertible debt financings, which include beneficial conversion features and embedded conversion options, which may require us to record significant interest expense in future periods.

Benefit for Income Taxes

We did not have an income tax provision or benefit for the three and six-months ended June 30, 2014 and 2013. The income tax benefit of $0.8 million for the period from December 31, 2011 (Inception) to June 30, 2014 resulted from the utilization of deferred tax assets to offset a deferred tax liability associated with an acquisition we made in January 2012. We have incurred accumulated losses and therefore have provided a valuation allowance against our net operating loss carryforwards and other net deferred tax assets. Also, the change in the number of warrants outstanding on May 30, 2014 as more fully discussed in Notes 1 and 5 resulted in a greater than fifty percent change in ownership under IRC section 382. According, certain portions of our net operating loss carryforwards are limited in use.

Net Loss

The net loss was approximately $5.6 million and $1.5 million for the three-months ended June 30, 2014 and 2013, respectively, and approximately $0.9 million and $2.9 million for the six-months ended June 30, 2014 and 2013, respectively. The increase in the net losses in for the three and six-months ended June 30, 2014 as compared to the three and six-months ended June 30, 2013 resulted primarily from an increase in interest expense and an increase in the value of the warrant liabilities, partially offset by income from the change in value of convertible debt with embedded option feature. Each of these items is more fully discussed in the narrative above under each respective category.

Environmental Action

We have been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim in being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in the three and six-months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

As of June 30, 2014, cash was $0.1 million compared to $13 thousand at December 31, 2013.

Net cash used in operating activities was $1.2 million and $0.3 million in the six-months ended June 30, 2014 and 2013, respectively. In both periods, cash was used primarily for selling, general and administrative expenses.

We used cash of $1 thousand to purchase fixed assets during the six-months June 30, 2014 and no cash was used or provided by investing activities during the six-months ended June 30, 2013.

Net cash provided by financing activities totaled approximately $1.3 million and approximately $0.1 million in the six-months ended June 30, 2014 and 2013, respectively. The cash provided in the 2014 period was from the issuances of promissory notes and release of funds held in restricted bank accounts, partially offset by the partial repayment of senior convertible debt. The cash provided in the 2013 period was from the issuance of a promissory note and the sale of common stock to a member of our board of directors.

Adjustments to reconcile net loss to net cash used in operating activities included the following:

Accounts payable increased to $1.1 million at June 30, 2014 from $0.9 million at December 31, 2013. The increase is due primarily to accounting and legal fees, patent maintenance fees, minimum royalties of $25 thousand that were billed in 2014 and other amounts incurred for selling, general and administrative expenses. We continue to expect accounts payable to increase going forward until such time as we raise enough capital to pay the outstanding invoices, as well as due to the expanded efforts to commercialize our products.

Accrued expenses increased to $3.6 million at June 30, 2014 from $2.7 million at December 31, 2013. The increase is due primarily to higher accrued payroll costs as all bonuses certain salaries are being deferred, accrued investor relations services fees and accrued royalty obligations, among other items. We expect our accrued expenses to continue to increase until such time as we are able to raise enough capital to pay the deferred payroll and other accrued costs.

The liability to a former related party under the shared services agreement remained relatively constant at $0.2 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively. We terminated the shared services agreement effective July 8, 2013.

As we intend to outsource the manufacture of our Q Inside Safety Technology and other products, and to maintain “just-in-time” inventory levels, we do not currently anticipate having to make significant investments in fixed assets or inventory.

Liquidity

We are in the development stage, have incurred operating losses since our inception and we had a working capital deficit of approximately $8.1 million as of June 30, 2014. This compares to a working capital deficiency of approximately $6.2 million at December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Financing is required immediately and continuing to meet our liquidity needs. Our cash position is critically low, and payments critical to our survival are not being made in the ordinary course.

On November 13, 2013, we entered into a financing, which is more fully discussed in Note 5 to the accompanying condensed consolidated financial statements. However, the financing was inadequate to meet our liquidity needs. Moreover, the funds generated from the financing to date have been limited due to the requirement that a significant portion of the proceeds be held in restricted bank accounts. At June 30, 2014, only $47 thousand of the proceeds from the November 13, 2013 financing, is still held in the restricted bank accounts, however, in June 2014 $0.4 million of the restricted proceeds was required to be used to repay a portion of one of the notes issued on November 13, 2013. In addition to the November 13, 2013 financing, since December 31, 2013 to August 15, 2014, we have received approximately $1.2 million, from the issuances of other promissory notes of which approximately $0.2 million was from related parties. In order to have the funds necessary to pay: (i) existing accounts payable and accrued expenses; (ii) our notes payable that are due on demand or due within the next twelve months and, in particular, the promissory notes issued on November 13, 2013, which if not converted into common stock mature on November 13, 2014; (iii) the liability under the shared services agreement; and (iv) commitments for capital expenditures, as well as to develop and market our technology products, we need to raise additional capital immediately. We do not know whether such additional capital will be available to us or, if it is available, we do not know if the terms of any financing will be favorable or even acceptable.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including: (i) whether the notes issued in the November 13, 2013 financing will be converted to stock or be required to be repaid in cash on the maturity date; (ii) the cash required to service our other outstanding debt and in particular those promissory notes that are due on demand; (iii) the cash that will be required to fund our business operations, including the purchasing of capital expenditures related to molds and testing equipment for our Q Inside Safety Technology products; and (iv) the cash required to pay our existing accounts payable and accrued expenses, most of which are past due and/or on extended payment terms, among other items. Failure to raise additional capital in the coming days to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Our historical sources of liquidity have included proceeds from the sale of businesses and assets, the sale of common stock, proceeds from the issuance of debt, including promissory notes issued to related parties, a shared services agreement with a former related party, the deferral of certain salary and bonuses payments to our senior executives and other employees and extended payment terms with certain of our vendors. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, the exercise of stock options, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund our operations in the coming days, it will have a material adverse effect on our financial condition, results of operations and cash flows and result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended June 30, 2014. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses described below resulted in a restatement of the Company’s financial statements for the year ended December 31, 2013 and for the three-months March 31, 2014. As a result, on August 19, 2014, the Company filed amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2013 and Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2014. Management became aware of the material weaknesses described below during the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2014 and, therefore, management has concluded that as of June 30, 2014, the material weaknesses in internal control over financial reporting described below were present.

The material weaknesses included deficiencies in the period-end financial reporting process including insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO. To address the material weaknesses described above, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Change in Internal Control Over Financial Reporting

Management became aware of the material weaknesses described above during the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2014. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities as presented in its unaudited condensed consolidated financial statements at and as of June 30, 2014. However, the material weaknesses have not been fully remediated as of the filing date of this report.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1 of Part I, “Financial Statements — Note 12 – Legal Proceedings.”

ITEM 1A.   RISK FACTORS

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in Note 1 and Note 5 to the Company’s financial statements included in Item 1 of this report, the Company entered into a financing transaction on May 30, 2014 (the “May 30 Financing”). That transaction triggered certain convertible features in, and/or warrant issuances required by, the following notes, all of which have been more fully described in the annual report on Form 10-K for the period ended December 31, 2013 as amended or the quarterly report on Form 10-Q for the quarter ended March 31, 2014, as amended and in Note 5 to the financial statements included in Item 1 of this report:

1. The $25,000 March 5, 2014 promissory note with Deephaven Enterprises, Inc. Following the May 30 Financing, the note allowed the holder to convert the note, or any part thereof, into shares of common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

 2. The $25,000 March 6, 2014 promissory note with James Rybicki Trust. Following the May 30 Financing, the note allowed the holder to convert the note, or any part thereof, into common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

3. The $25,000 March 10, 2014 promissory note with William Caragol. Following the May 30 Financing, the note allowed the holder to convert the note, or any part thereof, into shares of common stock of the Company. The number of shares of common stock issuable upon conversion of any Conversion Amount shall be determined by dividing (x) such Conversion Amount by (y) the Conversion Price. “Conversion Amount” means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. “Conversion Price” means $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

4. The $61,225 March 20, 2014 promissory note with Deephaven Enterprises, Inc. Following the May 30 Financing, the note provided that certain warrants held by the Deephaven Enterprises, Inc. or its owner: (i) would be amended to change the exercise price thereof to $.35 per shares; and (ii) would allow the holder to tender the note at any time in lieu of payment of the exercise price on any warrants held by the holder or owner. It also triggered a provision that requires the Company to issue a new warrant to acquire 300,000 shares of the Company’s common stock at a price of $.35 per share.

5. The $30,000 April 16, 2014 promissory note with Ned Siegel. Following the May 30 Financing, the note allowed the holder to convert the note, or any part thereof, into common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means $0.35, adjusted for any stock splits, reverse stock splits or similar transactions.

6. The $20,000 May 1, 2014 promissory note with Ned Siegel. Following the May 30 Financing, the note allowed the holder to convert the note, or any part thereof, into common stock of the Company. The number of shares of common stock issuable upon conversion of any conversion amount shall be determined by dividing (x) such conversion amount by (y) the conversion price. Conversion amount means the sum of (x) portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made and (y) all accrued and unpaid interest with respect to such portion of the principal amount. Conversion price means, as of any conversion date or other date of determination, $0.35, adjusted for any stock splits, reverse stock splits or similar transactions. In addition, the May 30 Financing triggered a provision that requires the Company to issue a new warrant to acquire 100,000 shares of the Company’s common stock at a price of $.35 per share.

Each of the Notes issued by the Company were offered and sold to accredited investors pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Consulting and Advisory Relationships and Impact on Promissory Notes and Warrants

On July 1, 2014, July 14, 2014, and July 15, 2014, the Company entered into consulting and advisory agreements with Hanover Financial Services (“HFS”), SmallCapVoice.com, Inc. (“SCV”) and RedChip Companies Inc., respectively, relating to investor relations services.  Under the terms of the agreements, the Company issued 550,000 shares of common stock to HFS, 500,000 shares of common stock to SCV and 500,000 shares of common stock to Redchip.  The Company had previously accrued for the issuance of 200,000 shares to Redchip. Accordingly, as a result of the issuances, the Company will record, for the quarter ending September 30, 2014, charges of $77,000, $45,000, and $24,000, respectively, for the issuance of 550,000 shares to HFS, 500,000 shares to SCV, and 300,000 additional shares to Redchip.  Under the terms of financing transactions entered into on November 13, 2013 and on May 30, 2014, the conversion price of notes and the exercise price of warrants issued in connection with such transactions automatically adjusts following the issuance of common stock at a price per share less than the previously-applicable exercise price or conversion price.  The previously applicable price was $0.20 per share.  Because the issuance to Redchip resulted in a charge of $24,000, it is deemed to be an issuance of shares of common stock at a price per share of $0.08 per share.  Based on that, as of July 15, 2014, the exercise price and conversion price in connection with the notes issued in the November 13, 2013 financing transaction and the conversion price in connection with the notes issued in the May 30, 2014 financing transaction, reset to $0.08 per share.  Under the terms of the warrants, the aggregate exercise price must remain the same, so the number of shares of common stock subject to warrant are increased.  Accordingly, following July 15, 2014, the number of shares issuable upon conversion of the notes was 17,661,115 shares of common stock and the number subject to warrant was 38,787,016 shares at an exercise price of $0.08.

Impact of Promissory Notes and Warrants of Variable Priced Promissory Notes

Under the terms of a financing from November 13, 2013 and on May 30, 2014, the holders of the notes and warrants issued in connection with such transactions, following the issuance of any security with a variable price conversion feature, may substitute the variable price formula for their exercise or conversion prices.  The promissory notes described above contain a variable price conversion feature. As a result, the holder of a warrant issued on November 13, 2013 may substitute a formula resulting in a lower price.  Moreover, the warrants provide that the holder of the warrant has the right to invest the same aggregate amount.  Accordingly, whenever a lower price applies, a larger number of shares may be purchased.   The exact number of shares that may be issued varies depending on the stock price at the time of exercise or conversion.  On August 12, 2014, if all of the outstanding warrants issued in connection with the November 13, 2013 financing had been exercised, the alternative price formulation could have resulted in an increase in the number of warrants from 38,787,016 at an exercise price of $0.08 per share to warrants to acquire 144,851,212 shares of the Company's common stock at an exercise price of $0.021 per share.  The warrant holders have the right to effect a cashless exercise by accepting fewer shares and not tendering cash.  On August 12, 2014, $1,413,000 principal amount of notes issued in connection with the November 13, 2013 and May 30, 2014 financings was outstanding.  If all such outstanding notes had been converted on such date, it would have resulted in an issuance of approximately 66,900,000 shares and the elimination of the liability for the Company.  Because the variable price formula changes with the value of the common stock, the number of shares subject to warrant and the number of shares into which the notes are convertible varies.

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION
(Registrant)

Date:	August 19, 2014	By:	/s/ Michael E. Krawitz
		Name:	Michael E. Krawitz
		Title:	Chief Legal and Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2014)

10.2	Form of Amendment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.3	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.4	Form of New Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.5	Right to Shares Agreement dated June 10, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2014)

10.6	Right to Shares Agreement dated June 24, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2014)

10.7	Securities Purchase Agreement dated July 15, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.8	Convertible Promissory Note dated July 15, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.9	Convertible Note dated July 16, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.10	Securities Purchase Agreement dated July 31, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.11	8% Convertible Redeemable Note due July 31, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.12	8% Convertible Redeemable Back End Note due July 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.13	Collateralized Secured Promissory Note Back End Note due July 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.14	Securities Purchase Agreement dated August 4, 2014 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.15	12% Convertible Redeemable Note due August 4, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.16	12% Convertible Redeemable Back End Note due August 4, 2015 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.17	Collateralized Secured Promissory Note Back End Note due August 4, 2015 (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.18*	Restricted Stock Award Agreement dated June 17, 2014 between VeriTeq Corporation and Ned L. Siegel

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Michael E. Krawitz, Chief Legal and Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith