Form 10-Q/A
period 2014-06-30
VERITEQ
filed 2014-09-17
CIK 924642

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

  EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend disclosure of net loss per share with respect to the following items in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 20, 2014 (the “Original Form 10-Q”): (i) the Statements of Operations for the three and six-months ended June 30, 2014 and 2013 and from December 14, 2011 (our inception) to June 30, 2014, (ii) footnotes 1 and 9 of the unaudited condensed consolidated financial statements, (iii) the signature page, (iv) the certifications of our Chief Executive and Chief Financial Officer, and (v) our financial statements formatted in XBRL in Exhibit 101.  No other sections were affected, but for the convenience of the reader, this Amendment restates in its entirety, as amended, our Original Form 10-Q.

 In our Original Form 10-Q, the weighted average shares outstanding – basic and diluted and the resulting loss per common share attributable to common stockholders – basic and diluted, for the three and six-months ended June 30, 2014, did not correctly state the number of weighted-average shares outstanding due to a calculation error related to shares issuable under certain right to shares agreements that the Company entered into during June 2014. The effect of this error is presented below.  No other qualitative or quantitative changes have been made to the financial statements. No event subsequent to August 20, 2014 is included in this Amendment.

Consolidated Statements of Operations Data

 (in thousands, except per share data)

	For the Three-Months Ended June 30, 2014 As Previously Reported	Correction	For the Three-Months Ended June 30, 2014 As Restated
Net loss per common share — basic and diluted	$(0.28)	$(0.12)	$(0.40)
Weighted average number of common shares outstanding – basic and diluted	19,913	(6,024)	13,889

	For the Six-Months Ended June 30, 2014 As Previously Reported	Correction	For the Six-Months Ended June 30, 2014 As Restated
Net loss per common share -- basic and diluted	$(0.06)	$(0.02)	$(0.08)
Weighted average number of common shares outstanding – basic and diluted	14,758	(3,002)	11,756

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

Commitments and contingencies (Notes 11 and 12)
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

VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three- Months Ended June 30, 2014	For the Three- Months Ended June 30, 2013
	As Restated
Sales	$21	$—
Cost of goods sold	8	—
Gross margin	13	—

Operating Expenses:
Selling, general and administrative expenses	1,163	1,138
Development expenses	75	3
Depreciation and amortization expense	149	148
Total operating expenses	1,387	1,289
Operating Loss	(1,374)	(1,289)
Other Income (Expense):
Change in value of convertible debt with embedded option feature	356	—
Change in fair value of conversion option of the convertible notes	2,558	—
Change in value of warrant liabilities	(5,961)	—
Other expense	(6)	—
Interest expense	(1,131)	(253)
Total other income (expense)	(4,184)	(253)

Loss before income taxes	(5,558)	(1,542)
Benefit for income taxes	—	—

Net Loss	$(5,558)	$(1,542)

Net loss per common share — basic and diluted	$(0.40)	$(0.17)

Weighted average number of common shares outstanding — basic and diluted	13,889	9,042

See the accompanying notes to condensed consolidated financial statements.

 VERITEQ CORPORATION AND SUBSIDIARIES

(formerly known as Digital Angel Corporation)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Six- Months Ended June 30, 2014	For the Six- Months Ended June 30, 2013	From December 14, 2011 (Inception) to June 30, 2014
	As Restated
Sales	$95	$—	$113
Cost of goods sold	46	—	53
Gross margin	49	—	60

Operating Expenses:
Selling, general and administrative expenses	2,469	2,100	10,408
Development expenses	139	9	276
Depreciation and amortization expense	298	297	1,101
Total operating expenses	2,906	2,406	11,785
Operating Loss	(2,857)	(2,406)	(11,725)
Other Income (Expense):
Change in value of convertible debt with embedded option feature	2,788	—	—
Change in fair value of conversion option of the convertible notes	3,628	—	3,265
Change in value of warrant liabilities	(2,838)	—	(4,107)
Other expense	(62)	—	(169)
Interest expense	(1,592)	(446)	(8,821)
Total other income (expense)	1,924	(446)	(9,832)

Loss before income taxes	(933)	(2,852)	(21,557)
Benefit for income taxes	—	—	800

Net Loss	$(933)	$(2,852)	$(20,757)

Net loss per common share — basic and diluted	$(0.08)	$(0.32)	—

Weighted average number of common shares outstanding — basic and diluted	11,756	8,941	—

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

Restatement and Amendment of Previously Issued Financial Statements

In our Original Form 10-Q filed with the SEC on August 20, 2014, the weighted average shares outstanding – basic and diluted and the resulting loss per common share attributable to common stockholders – basic and diluted, for the three and six-months ended June 30, 2014, did not correctly state the number of weighted-average shares outstanding due to a calculation error related to shares issuable under certain right to shares agreements that the Company entered into during June 2014.   The effect of this error is presented below.  No other qualitative or quantitative changes have been made to the financial statements. No event subsequent to August 20, 2014 is included in this Amendment.

Consolidated Statements of Operations Data

 (in thousands, except per share data)

	For the Three-Months Ended June 30, 2014 As Previously Reported	Correction	For the Three-Months Ended June 30, 2014 As Restated
Net loss per common share — basic and diluted	$(0.28)	$(0.12)	$(0.40)
Weighted average number of common shares outstanding – basic and diluted	19,913	(6,024)	13,889

	For the Six-Months Ended June 30, 2014 As Previously Reported	Correction	For the Six-Months Ended June 30, 2014 As Restated
Net loss per common share -- basic and diluted	$(0.06)	$(0.02)	$(0.08)
Weighted average number of common shares outstanding – basic and diluted	14,758	(3,002)	11,756

During the preparation of the Company’s Form 10-Q for the period ended June 30, 2014, an error was identified for the accounting of the Company's financing transaction in November 2013 which is described below. On August 19, 2014, the Company has restated and amended its consolidated financial statements for the year ended December 31, 2013 on Form 10-K/A and on August 20, 2014, the Company amended its financial statements as of and for three months ended March 31, 2014 on Form 10-Q/A to correct for impact of this error.

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

On June 24, 2014, a Right to Shares Agreement was entered into with one of the holders of a promissory note and common stock warrant issued on November 13, 2013 and reset on May 30, 2014. Pursuant to the agreement, the Company and the shareholder acknowledged that the shareholder desired to (1) exchange the shareholder warrant, for a right to acquire 17,763,325 shares of common stock to be issued to the shareholder, with such right being determined based on the cashless exercise formula contained in the warrant; (2) redeem $400,000 underlying its promissory note for $400,000 in cash, and (3) convert $190,667 underlying its promissory note into 953,334 shares of common stock. Pursuant to the agreement, the shareholder has a right to receive 18,716,659 shares of common stock, and the balance of the shareholder’s remaining note that was issued on November 13, 2013 has been reduced to $190,667. The issuance of shares of the Company’s common stock will be made from time to time, subject to limitations regarding the holder’s percentage of beneficial ownership, for no additional consideration. As of June 30, 2014, we issued 150,000 shares under the June 24, 2014 Right to Shares Agreement and 18,566,659 shares of the Company common stock remained to be issued. From July 1, 2014 to August 15, 2014, we issued an additional 9,118,000 shares of the Company’s common stock under the agreement and 9,448,659 shares of the Company’s common stock remain to be issued.

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

In connection with the financing, we agreed to allow our placement agent to participate in the offering for $150,000 in lieu of our obligation to pay the placement agent a cash fee of $150,000. In addition, the placement agent will receive 5% of the aggregate cash exercise price received by us upon exercise of any warrants in the offering, and they received 222,222 warrants entitling them to purchase 222,222 shares of common stock as part of their placement agent fee. Thus, the aggregate number of warrants, issued in the financing was 2,644,444. We also issued 300,000 warrants under the terms of a letter agreement dated November 13, 2013 in connection with the financing. Thus, the warrants issued on November 13, 2013 aggregated 2,944,444.

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

Notes payable consists of the following (in thousands, except per share amounts):

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

	$115	$175
Demand note for $80 issued October 11, 2013 to our CEO, bears interest at 5% per annum repaid in November 2013, February and April 2014(1)	—	30
Demand note for $30 issued October 29, 2013 to our CEO, bears interest at 5% per annum, partially repaid in April 2014(1)	26	30
Senior Secured Convertible Notes issued November 13, 2013 for $1,817, of which $726 was repaid or converted in June 2014, net of discount of $400 and $1,585, to group of institutional investors, are convertible into shares of common stock at $0.20 per share and mature November 13, 2014. Notes were issued with Warrants to acquire 2,644 shares of common stock with an exercise price of $2.84 per share that were reset on May 30, 2014 to warrants to acquire 37,551 shares of common stock with an exercise price of $0.20 per share of which 11,254 were outstanding on June 30, 2014. (2)(4)	691	232
Demand note for $60 issued January 8, 2014 to Michael Krawitz, our CFO, bears interest at 5% per annum (1)	60	—
Demand note for $60 issued January 16, 2014 to our CEO, bears interest at 5% per annum (1)	60	—
Demand note for $40 issued January 16, 2014 to our President, bears interest at 5% per annum (1)	40	—
Note for $175 issued on February 4, 2014 to Corbin Properties LLC, bears interest at 10% per annum, due February 4, 2015	175	—
Demand note for $25 issued March 4, 2014 to a Director, bears interest at 5% per annum (1)	25	—
Note for $25 issued March 5, 2014 to Deephaven Enterprises, Inc., net of discount of $22, bears interest at 9% per annum, due March 5, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share.	3	—
Note for $25 issued on March 6, 2014, to James Rybicki Trust, net of discount of $22, bears interest at 9% per annum, due March 6, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share.	3	—
Note for $25 issued on March 10, 2014, to William Caragol, net of discount of $25, bears interest at the rate of 9% per annum, due March 10, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price equal to 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice.	—	—
Note for $61 issued on March 20, 2014 to Deephaven Enterprises, Inc., net of discount of $43, bears interest at the rate of 9% per annum, due March 20, 2015. Effective May 30, 2014, existing outstanding common stock warrants held by the holder became exercisable at $0.35 per share and an additional 300 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share were granted. (2)	18	—
Note for $25 issued April 16, 2014 to William Caragol, net of discount of $23, bears interest at 9% per annum, due April 16, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share if conversion is elected by the holder or 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice if elected by the Company.	2	—
Note for $30 issued on April 16, 2014, to Ned Siegel, net of discount of $27, bears interest at 9% per annum, due April 16, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share. (1)	3	—
Note for $20 issued on May 1, 2014, to Ned Siegel, net of discount of $18, bears interest at the rate of 9% per annum, due March 10, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share. The note was issued with 100 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share. (1) (2).	2	—
Senior Convertible Note for $222 issued May 30, 2014 to an Investor, net of discount of $203, convertible into shares of common stock at $0.20 per share and matures May 30, 2015. Note was issued with an original issue discount of $22 in lieu of interest. (4)	19	—
Senior Convertible Note for $100 issued on May 30, 2014 to an Investor, net of discount of $92, convertible into shares of common stock at $0.20 per share, bears no interest, due May 30, 2015. (4)	8	—
Total notes payable	1,250	467
Less: Current maturities	(1,250)	(467)

Note payable long-term	$—	$—

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 2015. The note was recorded at its fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income.	$2,137	$4,925

(1)	These notes have been issued to related parties. See Note 10.
(2)	The warrants are more fully described in Note 7.
(3)	This note when originally issued was issued to a related party. See Note 10.
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

9. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2014 As Restated	2013	2014 As Restated	2013
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(5,558)	$(1,542)	$(933)	$(2,852)

Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	13,889	9,042	11,756	8,941

Loss per share— basic and diluted:
Total — basic and diluted	$(0.40)	$(0.17)	$(0.08)	$(0.32)

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

13. Supplemental Cash Flow Information

We had the following non-cash operating, investing and financing activities (in thousands):

	For the Six- Months Ended June 30, 2014	For the Six- Months Ended June 30, 2013
Non-cash operating activities:
Royalty obligations now included in accrued expenses	$100	—
Non-cash investing and financing activities:

Issuance of common stock in full payment of note payable and accrued interest	—	420
Issuance of common stock in partial payment of note payable and accrued interest	70	—
Issuances of common stock in payment of notes payable	135	—
Conversion of promissory note under Right to Shares Agreement	191	—
Issuance of a warrant in connection with a promissory note	66
Cashless exercise of warrants	6,990

14. Subsequent Events

Consulting and Advisory Relationships and Impact on Promissory Notes and Warrants

On July 1, 2014, July 14, 2014, and July 15, 2014, the Company entered into consulting and advisory agreements with Hanover Financial Services (“HFS”), SmallCapVoice.com, Inc. (“SCV”) and RedChip Companies Inc., respectively, relating to investor relations services.  Under the terms of the agreements, the Company issued 550,000 shares of common stock to HFS, 500,000 shares of common stock to SCV and 500,000 shares of common stock to Redchip.  The Company had previously accrued for the issuance of 200,000 shares to Redchip. Accordingly, as a result of the issuances, the Company will record, for the quarter ending September 30, 2014, charges of $77,000, $45,000, and $24,000, respectively, for the issuances of 550,000 shares to HFS 500,000 shares to SCV and 300,000 additional shares to Redchip.  Under the terms of financing transactions entered into on November 13, 2013 and on May 30, 2014, the conversion price of notes and the exercise price of warrants issued in connection with such transactions automatically adjusts following the issuance of common stock at a price per share less than the previously-applicable exercise price or conversion price.  The previously applicable price was $0.20 per share.  Because the issuance to Redchip resulted in a charge of $24,000, it is deemed to be an issuance of shares of common stock at a price per share of $0.08 per share.  Based on that, as of July 15, 2014, the exercise price and conversion price in connection with the notes issued in the November 13, 2013 financing transaction and the conversion price in connection with the notes issued in the May 30, 2014 financing transaction, reset to $0.08 per share.  Under the terms of the warrants, the aggregate exercise price must remain the same, so the number of shares of common stock subject to warrant are increased.  Accordingly, following July 15, 2014, the number of shares issuable upon conversion of the notes was 17,661,115 shares of common stock and the number shares issuable subject to warrant exercises was 38,787,016 shares at an exercise price of $0.08.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses described below resulted in a restatement of the Company’s financial statements for the year ended December 31, 2013, for the three-months March 31, 2014 and for the three and six-months ended June 30, 2014. As a result, on August 19, 2014, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2013, on August 20, 2014, an amendment to its Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2014, and the Company filed this amendment to its Quarterly Report on Form 10-Q/A for the three and six-months ended June 30, 2014. Therefore, management has concluded that as of June 30, 2014, the material weaknesses in internal control over financial reporting described below were present.

The material weaknesses included deficiencies in the period-end financial reporting process including insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO. To address the material weaknesses described above, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Change in Internal Control Over Financial Reporting

Management became aware of the material weaknesses described above during the preparation of the Company’s Quarterly Report on Form 10-Q filed on August 20, 2014 for the period ended June 30, 2014. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities as presented in its unaudited condensed consolidated financial statements at and as of June 30, 2014. However, the material weaknesses have not been fully remediated as of the filing date of this report.

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

ITEM 5.  OTHER INFORMATION

Consulting and Advisory Relationships and Impact on Promissory Notes and Warrants

On July 1, 2014, July 14, 2014, and July 15, 2014, the Company entered into consulting and advisory agreements with Hanover Financial Services (“HFS”), SmallCapVoice.com, Inc. (“SCV”) and RedChip Companies Inc., respectively, relating to investor relations services.  Under the terms of the agreements, the Company issued 550,000 shares of common stock to HFS, 500,000 shares of common stock to SCV and 500,000 shares of common stock to Redchip.  The Company had previously accrued for the issuance of 200,000 shares to Redchip. Accordingly, as a result of the issuances, the Company will record, for the quarter ending September 30, 2014, charges of $77,000, $45,000, and $24,000, respectively, for the issuance of 550,000 shares to HFS, 500,000 shares to SCV, and 300,000 additional shares to Redchip.  Under the terms of financing transactions entered into on November 13, 2013 and on May 30, 2014, the conversion price of notes and the exercise price of warrants issued in connection with such transactions automatically adjusts following the issuance of common stock at a price per share less than the previously-applicable exercise price or conversion price.  The previously applicable price was $0.20 per share.  Because the issuance to Redchip resulted in a charge of $24,000, it is deemed to be an issuance of shares of common stock at a price per share of $0.08 per share.  Based on that, as of July 15, 2014, the exercise price and conversion price in connection with the notes issued in the November 13, 2013 financing transaction and the conversion price in connection with the notes issued in the May 30, 2014 financing transaction, reset to $0.08 per share.  Under the terms of the warrants, the aggregate exercise price must remain the same, so the number of shares of common stock subject to warrant are increased.  Accordingly, following July 15, 2014, the number of shares issuable upon conversion of the notes was 17,661,115 shares of common stock and the number of shares issuable subject to warrant exercises was 38,787,016 shares at an exercise price of $0.08.

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

VERITEQ CORPORATION
(Registrant)

Date:	September 17, 2014	By:	/s/ Michael E. Krawitz
		Name:	Michael E. Krawitz
		Title:	Chief Legal and Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 8, 2014)

10.2	Form of Amendment Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.3	Form of Purchase Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.4	Form of New Note (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.5	Right to Shares Agreement dated June 10, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2014)

10.6	Right to Shares Agreement dated June 24, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2014)

10.7	Securities Purchase Agreement dated July 15, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.8	Convertible Promissory Note dated July 15, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.9	Convertible Note dated July 16, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.10	Securities Purchase Agreement dated July 31, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.11	8% Convertible Redeemable Note due July 31, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.12	8% Convertible Redeemable Back End Note due July 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.13	Collateralized Secured Promissory Note Back End Note due July 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.14	Securities Purchase Agreement dated August 4, 2014 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.15	12% Convertible Redeemable Note due August 4, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.16	12% Convertible Redeemable Back End Note due August 4, 2015 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.17	Collateralized Secured Promissory Note Back End Note due August 4, 2015 (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.18

Restricted Stock Award Agreement dated June 17, 2014 between VeriTeq Corporation and Ned L. Siegel (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 20, 2014)

31.1*	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification by Michael E. Krawitz, Chief Legal and Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith