Form 10-Q
period 2014-09-30
VERITEQ
filed 2014-11-18
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2014
Common Stock, $0.01 par value per share	241,897,264 shares

VERITEQ CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$24	$13
Restricted cash	12	882
Accounts receivable	24	—
Inventory	16	21
Other receivable	—	171
Other current assets	54	96
Total current assets	130	1,183

Property and equipment, net	22	4
Other assets	51	14
Intangible assets, net	6,572	7,018
Total assets	$6,775	$8,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discounts (including $173 and $60 to related parties, respectively)	$1,962	$467
Subordinated convertible debt with an embedded convertible option, at fair value	2,199	—
Liabilities for conversion option of the convertible notes	385	3,124
Accounts payable	1,061	854
Accrued expenses (including $2,639 and $1,764 to related parties, respectively)	3,819	2,718
Due to former related party under shared services agreement	222	211
Total current liabilities	9,648	7,374

Commitments and contingencies (Notes 11 and 12)
Note payable, net of discount	116	—
Subordinated convertible debt with an embedded convertible option, at fair value	—	4,925
Warrant liabilities at fair value	360	6,114
Estimated royalty obligations	3,840	3,940
Total liabilities	13,964	22,353

Stockholders’ deficit:
Preferred Stock ($0.01 par value; shares authorized 5,000; 0 shares issued and outstanding)	—	—
Common shares ($0.01 par value; shares authorized 500,000; shares issued and outstanding, 87,074 and 9,459, respectively)	871	95
Additional paid-in-capital	13,590	5,595
Accumulated deficit	(21,650)	(19,824)
Total stockholders’ deficit	(7,189)	(14,134)
Total liabilities and stockholders’ deficit	$6,775	$8,219

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Three-Months Ended September 30, 2014	For the Three-Months Ended September 30, 2013

Sales	$44	$—
Cost of goods sold, exclusive of depreciation and amortization, show separately below	11	—
Gross margin	33	—

Operating Expenses:
Selling, general and administrative expenses	1,444	1,623
Development expenses	98	2
Depreciation and amortization expense	150	149
Total operating expenses	1,692	1,774
Operating Loss	(1,659)	(1,774)
Other Income (Expense):
Change in fair value of subordinated convertible debt with embedded option feature	(62)	(3,696)
Change in fair value of warrant liabilities	1,544	—
Change in fair value of the liabilities for the conversion option of the convertible notes	(224)	—
Interest expense	(492)	(36)
Total other income (expense)	766	(3,732)

Net loss	$(893)	$(5,506)

Net loss per common share — basic and diluted	$(0.02)	$(0.60)

Weighted average number of common shares outstanding — basic and diluted	51,333	9,190

See the accompanying notes to condensed consolidated financial statements.

 VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share data)

	For the Nine-Months Ended September 30, 2014	For the Nine-Months Ended September 30, 2013

Sales	$139	$—
Cost of goods sold, exclusive of depreciation and amortization, show separately below	57	—
Gross margin	82	—

Operating Expenses:
Selling, general and administrative expenses	3,913	3,724
Development expenses	237	10
Depreciation and amortization expense	448	446
Total operating expenses	4,598	4,180
Operating Loss	(4,516)	(4,180)
Other Income (Expense):
Change in fair value of subordinated convertible debt with embedded option feature	2,726	(3,696)
Change in fair value of warrant liabilities	(1,294)	—
Change in fair value of the liabilities for the conversion option of the convertible notes	3,404	—
Other expense	(62)	—
Interest expense	(2,084)	(482)
Total other income (expense)	2,690	(4,178)

Net loss	$(1,826)	$(8,358)

Net loss per common share — basic and diluted	$(0.07)	$(1.00)

Weighted average number of common shares outstanding — basic and diluted	25,093	8,342

See the accompanying notes to condensed consolidated financial statements.

VERRITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

 (in thousands)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(893)	$(5,506)	$(1,826)	$(8,358)
Other comprehensive loss, net of tax:
Unrealized loss on short-term investments, available-for-sale	—	(54)	—	(54)
Comprehensive loss	$(893)	$(5,560)	$(1,826)	$(8,412)

See the accompanying notes to condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited0

For the Period from December 31, 2013 to September 30, 2014

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	—	$—	9,459	$95	$5,595	$(19,824)	$(14,134)
Net loss	—	—	—	—	—	(1,826)	(1,826)
Issuance of common stock on conversions of notes payable	—	—	32,479	325	300	—	625
Reclassification of conversion option liabilities of notes payable converted	—	—	—	—	16	—	16
Issuance of common stock on cashless exercise of warrants	—	—	42,573	426	6,622	—	7,048
Issuance of common stock on cashless exercise of stock options	—	—	363	3	(3)	—	—
Beneficial conversion feature of convertible notes payable	—	—	—	—	114	—	114
Issuances of warrants under terms of promissory notes	—	—	—	—	66	—	66
Issuance of unvested stock to a director	—	—	650	7	(7)	—	—
Issuances of common stock for investment advisory and investor relation services	—	—	1,550	15	322	—	337
Share-based compensation	—	—	—	—	565	—	565

Balance, September 30, 2014	—	$—	87,074	$871	$13,590	$(21,650)	$(7,189)

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the Nine- Months Ended September 30, 2014	For the Nine- Months Ended September 30, 2013

Cash flows from operating activities:
Net loss	$(1,826)	$(8,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	565	1,483
Depreciation and amortization	448	446
Non-cash interest expense	2,004	447
Change in fair value of subordinated convertible debt	(2,726)	3,696
Change in fair value of warrant liabilities	1,294	—
Change in fair value of the liability for conversion option of the convertible notes	(3,404)	—
Loss on discount of other receivable	56	—
Issuance of common stock for investment advisory and investor relation services	337	63
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(24)	—
Inventory	5	—
Other receivable	115	27
Other current assets	42	11
Accounts payable, accrued expenses and liability under shared services agreement	1,213	1,249
Other assets	(37)	(10)
Net cash used in operating activities	(1,938)	(946)

Cash flows from investing activities:
Purchases of property and equipment	(20)	—
Cash acquired from acquisition of VeriTeQ Corporation (f/k/a Digital Angel Corporation)	—	818
Net cash (used in) provided by investing activities	(20)	818

Cash flows from financing activities:
Proceeds from the issuances of notes payable and warrants, net of repayments of $90 in 2014	1,499	50
Proceeds from the issuance of common stock to investor	—	25
Repayment of senior convertible debt	(400)	—
Change in restricted cash	870	—
Net cash provided by financing activities	1,969	75

Net increase (decrease) in cash	11	(53)
Cash --- Beginning of period	13	183
Cash — End of period	$24	$130

Supplemental disclosure of cash flow information:
Interest paid	—	—
Income taxes paid	—	—

See the accompanying notes to consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Summary of Significant Accounting Policies

These unaudited condensed consolidated financial statements and notes thereto, include the financial statements of VeriTeQ Corporation (“VC” or the "Company"), a Delaware corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation. VC, VAC and VAC’s subsidiaries are referred to together as, “VeriTeQ,” “the Company,” “we,” “our,” and “us”. Our business consists of ongoing efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, omit or condense certain information and footnotes normally included in consolidated interim financial statements prepared in accordance with U.S. GAAP. The interim financial information in this report has not been audited. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report for Form 10-K as amended, filed with the SEC on August 19, 2014.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred operating losses since our inception on December 14, 2011 and have a working capital deficit. Our cash position is critically low, and payments critical to our survival are not being made in the ordinary course. Failure to raise capital in the coming days to fund our operations and generate positive cash flow to fund such operations will have a material adverse effect on our financial condition. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We need to raise additional funds immediately and continuing until we begin to generate sufficient cash through the sale of our products to fund our operations, and we may not be able to obtain the necessary financing on terms that are acceptable to us.

Although we had negative working capital at September 30, 2014, in order to operate our business for the twelve months ending September 30, 2015 and beyond, we are attempting to generate sufficient cash from: (i) the sale of our equity securities; (ii) the issuance of additional promissory notes; (iii) business operations; (iv) other investing and financing sources; and (v) other cash management initiatives, including working with our vendors to continue to allow us to extend payment terms.

Share Exchange Agreement and Reverse Stock Split

On June 24, 2013, VAC and its stockholders entered into a share exchange agreement (the “Exchange Agreement”) with VC, pursuant ot which VAC exchanged all of its issued and outstanding shares of common stock for shares of the Company’s preferred stock. The closing of the transaction (the “VeriTeQ Transaction”) took place on July 8, 2013 (the “Closing Date”). Each share of preferred stock was converted into twenty shares of VC’s common stock upon the effectiveness of the Reverse Stock Split (defined below) on October 18, 2013 (such transaction is sometimes referred to herein as the “Share Exchange”).

Under the terms of the Exchange Agreement, all outstanding stock options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock. As a result of the Share Exchange, VAC became a wholly-owned subsidiary of VC, and VAC’s shareholders owned a majority of VC’s common stock resulting in a change in control of the Company.

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

On July 12, 2013, VC obtained approval from a majority of its shareholders for and to effect a one for thirty (1:30) reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split was effected on October 18, 2013, when VC filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware. Upon effectiveness of the Reverse Stock Split, 9,302,674 shares of VC common stock were outstanding on October 18, 2013. The Reverse Stock Split did not affect the number of shares of VC’s authorized common stock, which remained at 50 million shares until August 27, 2014 when the number of shares of the Company’s authorized common stock was increased to 500 million as more fully discussed below.

As a result of the Reverse Stock Split, all share and per share information in this Quarterly Report has been restated to reflect the Reverse Stock Split as if it had occurred at the beginning of the periods presented, where appropriate.

In connection with the Share Exchange, the Company changed its name from Digital Angel Corporation to VeriTeQ Corporation effective October 18, 2013.

Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Classification of Expenses

For comparative purposes, we have reclassified certain expenses related to the development of our products from selling, general and administrative expenses to development expenses in the historical financial statements presented herein and we have reclassified the change in other assets from cash flows from investing activities to cash flows from operating activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in determining the lives of long-lived assets, in Black-Scholes-Merton (“BSM”) valuation models in estimating the fair value of stock-based compensation and common stock warrants, in binomial models used to determine the value of conversion options of convertible notes and common stock warrants, in determining the value of a promissory note with an embedded convertible option and of royalty obligations and in determining valuation allowances for intangible assets, deferred tax assets, among others.

Concentration of Credit Risk

We maintained our domestic cash in two financial institutions during the period ended September 30, 2014. Balances were insured up to Federal Deposit Insurance Corporation limits of $250,000 per institution. At times, cash balances may exceed the federally insured limits.

Other Current Assets

Other current assets consist primarily of deferred financing costs of approximately $50 thousand at September 30, 2014 and prepaid insurance of approximately $74 thousand at December 31, 2013. No other items included in other current assets at September 30, 2014 and December 31, 2013 exceeded 5% of total current assets.

Inventory

Inventory consisted of purchased finished goods at September 30, 2014 and December 31, 2013. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO”) cost method, or market.

Property and Equipment

Property and equipment, consisting primarily of machinery and computer equipment, are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets (generally three years for computer equipment and 10 years for other equipment). Depreciation expense for the three-months ended September 30, 2014 and 2013 was approximately $1 thousand and nil, respectively. Depreciation expense for the nine-months ended September 30, 2014 and 2013 was approximately $2 thousand and nil, respectively.

Intangible Assets

We account for intangible assets in accordance with the Intangibles — Goodwill and Other topic of the Codification. Intangible assets deemed to have an indefinite life, such as goodwill, are reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their estimated useful lives. We do not have any intangible assets with indefinite lives.

We have intangible assets consisting of technology, customer relationship and trademarks, which are more fully discussed in Note 3. These intangible assets are amortized over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. We continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets warrant revision or that the remaining balance of such assets may not be recoverable. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. While we believe there has not been a triggering event that prompted us to perform an impairment assessment of the intangibles during the nine months ended September 30, 2014 and that no impairment of our intangible assets existed as of September 30, 2014, the evaluation of our intangible assets that we will perform in the fourth quarter of 2014 could result in an impairment that may potentially be significant. If an impairment is determined to exist, this would also result in a decrease in the amount of the estimated royalty obligations.

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

Stock-Based Compensation

As of September 30, 2014, we had six stock-based employee compensation plans, five of which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 15, 2014 and amended on August 19, 2014, and one of which, the 2014 Stock Incentive Plan, was approved on June 18, 2014 by our majority stockholders. The 2014 Plan is more fully discussed in Note 7. In accordance with the Compensation – Stock Compensation topic of the Codification, awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets where we determine realization is not currently judged to be more likely than not. We recognize and measure uncertain tax positions through a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.

Loss Per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the loss by the weighted average number of common shares outstanding. Since we have incurred losses attributable to common stockholders, diluted loss per common share has not been computed by giving effect to all potentially dilutive common shares that were outstanding during the period, since to do so would have been anti-dilutive. See Note 9 for the computation of basic and diluted loss per share.

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC” or “Codification”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2014, the FASB issued ASU Codification Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments related to the elimination from the FASB Codification of the concept of development stage companies, including the previous requirement that certain companies include inception-to date information and other disclosure requirements of Topic 915. The guidance should be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, but may be adopted beforehand. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments regarding Topic 275 and the sufficiency-of-equity-at-risk criterion for development stage entities of Topic 810 shall be applied prospectively. Beginning with the quarter ended September 30, 2014, the Company chose the early adoption of these amendments and, accordingly, it eliminated the inception--to–date information that had been previously presented in the Company’s financial statements.

In August 2014, the FASB issued ASU Presentation of Financial Statements—Going Concern (Subtopic 205-40), which is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Under this new standard, companies will be required to formally assess their ability to continue as a going concern and provide disclosures under certain circumstances. Although some companies may provide disclosure on this topic today, their disclosures are often guided by U.S. auditing standards, which technically do not govern management’s footnote disclosures. The new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. The standard can be adopted early. The Company is currently assessing the impact that adopting this new assessment and disclosure requirements will have on its financial statements and footnote disclosures. Currently, the Company includes disclosure about its ability to continue as a going concern in this footnote on page 9 and in Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations.”

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

Acquisition of VeriTeQ Corporation under Share Exchange Agreement

Given VAC’s former shareholders’ ownership in VC, as a result of the Exchange Agreement, VAC was considered to be the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition of VC by VAC under the accounting rules for business combinations. Accordingly, VC’s assets and liabilities were recorded at their estimated fair values to the extent they were deemed to have been acquired for accounting purposes and VC established a new basis for its assets and liabilities based upon the fair values thereof and the value of VC’s shares outstanding on July 8, 2013, the Closing Date.

The results of VC have been included in the consolidated statements of operations since July 8, 2013, the date of acquisition. Unaudited pro forma results of operations for the nine-months ended September 30, 2013 are included below. Such pro forma information assumes that the VC acquisition had occurred as of January 1, 2013. This summary is not necessarily indicative of what our result of operations would have been had VC been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Nine-Months Ended September 30, 2013
Net operating revenue	$—
Loss from continuing operations	$(8,734)
Loss per common share from continuing operations– basic and diluted	$(0.96)

3. Intangible Assets

Intangibles and other assets consist of the following:

	September 30, 2014	December 31, 2013	Lives (in years)
	(in thousands)	(in thousands)
Technology, net of accumulated amortization of $995 and $627	$5,875	$6,244	14
Customer relationship, net of accumulated amortization of $194 and $141	306	359	7
Trademarks, net of accumulated amortization of $59 and $35	391	415	14
	$6,572	$7,018

Amortization of intangibles charged against income amounted to $0.1 million and $0.1 million for the three-months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.4 million for the nine-months ended September 30, 2014 and 2013, respectively.

4. Accrued Expenses

The following table summarizes the significant components of accrued expenses:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued payroll and payroll related	$2,535	$1,734
Accrued legal	463	445
Accrued other expenses	821	539
Total accrued expenses	$3,819	$2,718

Subsequent to September 30, 2014, we converted approximately $1.8 million of the accrued payroll and payroll related liabilities into preferred stock as more fully discussed in Notes 10 and 14.

5. Notes Payable and Restricted Cash

November 2013 Financing Transaction

On November 13, 2013, we entered into the securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Investors”), relating to the private placement of $1,816,667 in principal amount of senior secured convertible promissory notes. The notes were issued with an original issue discount of $166,667 and the aggregate purchase price of the notes was $1,650,000, which included a placement agent fee of $150,000, as more fully discussed below. Therefore, the Notes were issued for a cash purchase price of $1,500,000, and with warrants to purchase up to 2,422,222 shares of our common stock, on the terms set forth below.   The notes originally matured on November 13, 2014, but were extended to July 13, 2015 per the terms of two amendments, which were effective on October 31, 2014. In addition, certain of these notes have been assigned to one of the original investors and others were purchased by Magna Equities II, LLC (“Magna”) in October 2014, as more fully discussed in Note 14.

In connection with the financing, we agreed to allow our placement agent to participate in the offering for $150,000 in lieu of our obligation to pay a cash fee of $150,000. In addition, the placement agent will receive 5% of the aggregate cash exercise price received by us upon exercise of any warrants in the offering, and they received 222,222 warrants entitling them to purchase 222,222 shares of common stock as part of their placement agent fee. Thus, the aggregate number of warrants, issued in the financing was 2,644,444. We also issued 300,000 warrants under the terms of a letter agreement dated November 13, 2013 in connection with the financing. Therefore, the warrants issued on November 13, 2013 aggregated 2,944,444.

In connection with the sale of the notes and the warrants issued to the Investors, (i) we entered into a registration rights agreement with the Investors, (ii) we and certain of our subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Investors, (iii) certain of our subsidiaries entered into a guaranty in favor of the collateral agent for the Buyers, and (iv) we and each depository bank in which such bank account is maintained entered into certain account control agreements with respect to certain accounts described in the notes and the security agreement. The transaction closed on November 13, 2013 (the “Closing”).

At Closing, we received proceeds, net of $115,000 of the Investor’s expenses that were paid for by the Company, of $635,000 and $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each Investors note balance. The restricted funds were to be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. Per the term of the securities purchase agreement, we were required upon the sale of 50,000 shares of MGT Capital Investments Inc.’s common stock that we owned to place the proceeds from the sale into the restricted bank accounts on a pro rata basis. Accordingly, on November 21, 2013, upon the sale of the 50,000 shares of MGT’s common stock under the terms of a stock purchase agreement, we placed approximately $132,500 into the restricted accounts. The balance in the restricted bank accounts totaled approximately $0.9 million at December 31, 2013. In April 2014, June 2014 and July 2014, to provide the Company with additional liquidity, several of the Investors transferred approximately $145 thousand, $0.3 million and $35 thousand, respectively, of the restricted funds to our operating account. In connection with a Right to Shares Agreement dated June 24, 2014, $0.4 million of the restricted funds were used to pre-pay a portion of one of the outstanding notes. Therefore, the balance in the restricted cash is approximately $12 thousand as of September 30, 2014, which consists of cash in one restricted account. All other restricted bank accounts have been closed.

May 30, 2014 Financing Transaction

Under the terms of a May 30, 2014 financing, the Company issued promissory notes totaling $0.3 million to two of the Investors. The promissory notes at issuance were convertible into shares of the Company’s common stock at an exercise price of $0.20 per share. As a result of the May 30, 2014 financing, certain reset provisions under the terms of the November 13, 2013 promissory notes were triggered. Accordingly, the conversion price of the notes with an aggregate principal balance of $1,816,667 was reset to $0.20 per share from $0.75 per share of the Company’s common stock and the exercise price of the warrants issued on November 13, 2013, was changed to $0.20 per share from $2.84 per share of the Company’s common stock. In addition, on May 30, 2014, the number of warrants was increased from common stock warrants to acquire 2,944,444 shares of the Company’s common stock to warrants to acquire 41,811,114 shares of the Company’s common stock, subject to adjustment based on the cashless provisions of the warrants. On June 10, 2014 and June 24, 2014, the Company entered into Right to Shares Agreements with two of the Investors related to the notes and warrants as more fully discussed below.

On June 10, 2014, a Right to Shares Agreement was entered into with one of the holders of a promissory note and common stock warrant issued on November 13, 2013 and reset on May 30, 2014 as discussed above. The warrant holder exercised the warrant in full in a cashless exercise for the right to receive 11,500,000 shares of the Company’s common stock of which 495,711 shares of common stock were issued during June 2014 and the remainder of the shares subject to the Right to Shares Agreement were issued during the three-months ended September 30, 2014.

On June 24, 2014, the Company entered into a Right to Shares Agreement with one of the holders of a promissory note and common stock warrant issued on November 13, 2013 and reset on May 30, 2014. Pursuant to that agreement, the Company and the shareholder acknowledged that the shareholder desired to (1) exchange the common stock warrant, for a right to acquire 17,763,325 shares of common stock to be issued to the shareholder, with such right being determined based on the cashless exercise formula contained in the warrant; (2) redeem $400,000 of its promissory note for $400,000 in cash, and (3) convert $190,667 of its promissory note into 953,334 shares of common stock. Pursuant to the agreement, the shareholder had a right to receive 18,716,659 shares of common stock, and the balance of the shareholder’s remaining note that was issued on November 13, 2013 was reduced to $190,667. As of June 30, 2014, we issued 150,000 shares under the June 24, 2014 Right to Shares Agreement and the remaining 18.6 million shares of the Company’s common stock subject to the agreement were issued during the three-months ended September 30, 2014.

Consulting and Advisory Relationships and Impact on Promissory Notes and Warrants

On July 1, 2014, July 14, 2014, and July 15, 2014, the Company entered into consulting and advisory agreements with Hanover Financial Services (“HFS”), SmallCapVoice.com, Inc. (“SCV”) and RedChip Companies Inc. (“RedChip”), respectively, relating to investment advisory and investor relations services.  Under the terms of the agreements, the Company issued 550,000 shares of common stock to HFS, 500,000 shares of common stock to SCV and 500,000 shares of common stock to Redchip.  The Company had previously accrued for the issuance of 200,000 shares to Redchip. Accordingly, as a result of the issuances, the Company recorded approximately $146 thousand and $0.3 million during the three and nine-months ended September 30, 2014 for the consulting and advisory services. Under the terms of financing transactions entered into on November 13, 2013 and on May 30, 2014, the conversion price of notes and the exercise price of warrants issued in connection with such transactions automatically adjust following the issuance of the Company’s common stock at a price per share less than the previously-applicable exercise price or conversion price.  The previously applicable price was $0.20 per share.  Because the issuance to Redchip was deemed to be an issuance of shares of the Company’s common stock at a price per share of $0.08 per share, as of July 15, 2014, the exercise price and conversion price in connection with the notes and warrants issued in the November 13, 2013 financing transaction and the conversion price in connection with the notes issued in the May 30, 2014 financing transaction, reset to $0.08 per share.  Under the terms of the warrants, the aggregate exercise price must remain the same, so the number of shares of common stock subject to warrant also increased.  Accordingly, following July 15, 2014, the number of shares issuable upon conversion of the notes was approximately 17.7 million shares of common stock and the number subject to warrant was adjusted to approximately 38.8 million shares at an exercise price of $0.08.

Variable Priced Promissory Notes

During the three-months ended September 30, 2014, the Company entered into convertible promissory notes containing variable conversion price formulas. These notes had principal amounts aggregating approximately $0.9 million, of which approximately $0.2 million of principal was issued in exchange for an existing non-convertible promissory note and accrued interest thereon. In addition, a promissory note issued in March 2014, with a principal balance of $25 thousand by its terms became convertible with a variable conversion price formula during the three-months ended September 30, 2014. During the three-months ended September 30, 2014, $75 thousand of principal of one of these promissory notes was converted into approximately 11.0 million shares of the Company’s common stock per the variable price conversion formula.

At September 30, 2014, the aggregate outstanding principal and accrued interest of these promissory notes was approximately $0.9 million. If all such outstanding notes had been converted on September 30, 2014 based on the variable conversion price formula, it would have resulted in an issuance of approximately 297.7 million shares of the Company’s common stock and the elimination of the liability for the Company. (Certain of these notes by their terms are not eligible to be converted until 180 days after their effective dates.) Because the variable price formula changes with the value of the Company’s common stock, the number of shares into which the notes are convertible varies.

Impact of Promissory Notes and Warrants of Variable Priced Promissory Notes

Under the terms of the financings on November 13, 2013 and May 30, 2014, the holders of the notes and warrants issued in connection with such transactions, following the issuance of any security with a variable price conversion feature, may substitute the variable price formula for their conversion or exercise prices. The promissory notes issued by the Company during the three-months ended September 30, 2014, which are more fully described in the paragraph above and in the table below, contain variable price conversion features. As a result, the holder of a promissory note and warrant issued on November 13, 2013 and a promissory note issued on May 30, 2014 may substitute a formula resulting in a lower price.  Moreover, the warrants provide that the holder of the warrant has the right to invest the same aggregate amount.  Accordingly, whenever a lower price applies, a larger number of shares may be purchased. The exact number of shares that may be issued varies depending on the stock price at the time of exercise or conversion, and in the case of the warrants, the cashless exercise formula.  As a result, during the three-months ended September 30, 2014, in addition to the shares issued in connection with the Rights to Shares Agreements discussed above, approximately 13.3 million shares of the Company’s common stock were issued upon exercise of a portion of the November 13, 2013 warrants per the cashless exercise provisions and approximately 19.8 million shares were issued upon conversion of approximately $154 thousand of the November 13, 2013 promissory notes. On September 30, 2014, if all of the remaining warrants issued in connection with the November 13, 2013 financing had been exercised under the alternative price formulation the number of shares of the Company’s common stock that would have been issued would have been approximately 1.1 billion shares based on an exercise price of $0.0027 per share and subject to adjustment for the cashless exercise provisions. On September 30, 2014, an aggregate of approximately $1.3 million principal amount of notes issued in connection with the November 13, 2013 and May 30, 2014 financings was outstanding.  If all such outstanding notes had been converted on such date, it would have resulted in an issuance of approximately 466.3 million shares of the Company’s common stock and the elimination of the liability for the Company.  Because the variable price formula changes with the value of the common stock, the number of shares subject to warrant and the number of shares into which the notes are convertible varies.

Notes payable consists of the following (in thousands):

	September 30, 2014	December 31, 2013
	(in thousands)

Note originally with PositiveID Corporation (“PSID”) for $200 dated January 11, 2012, bore interest at 5% per annum, was originally payable in monthly instalments beginning January 11, 2013 through December 11, 2014. Note was amended in July 2013 to allow for conversion into common stock and extend payment terms. After the note was partially converted into common stock in October 2013, PSID assigned the note to a group of lenders in November 2013. One of the lenders converted $60 of the note and $10 of accrued interest into 47 shares of common stock in February 2014. The remaining principal is convertible at $1.50 per share. The Company issued warrants to acquire 300 shares of its common stock to PSID in connection with a letter agreement entered into in November 2013. At September 30, 2014, the number of warrants was reset to warrants to acquire 315,556 shares at an exercise price of $0.0027 per share based on a variable price formula, which is subject to change. (2)(3)

	$114	$175
Demand note for $80 issued October 11, 2013 to our CEO, bears interest at 5% per annum and repaid in November 2013, February and April 2014. (1)	—	30
Demand note for $30 issued October 29, 2013 to our CEO, bears interest at 5% per annum repaid in April and July 2014. (1)	—	30

Senior Secured Convertible Notes issued November 13, 2013 for $1,817, of which $880 was repaid and converted as of September 2014, net of discount of $112 and $1,585, to group of institutional investors, are convertible into shares of common stock at $0.0027 per share on September 30, 2014 based on a variable conversion price formula, which is subject to change. The notes originally matured on November 13, 2014 but have been extended to July 13, 2015. Notes were issued with Warrants to acquire 2,644 shares of common stock with an exercise price of $2.84. As of September 30, 2014, a portion of the warrants have been exercised and the remainder have been reset to warrants to acquire 775,747 shares of common stock with an exercise price of $0.0027 per share based on a variable price formula, which is subject to change. (2)(4)(5)

	825	232
Demand note for $60 issued January 8, 2014 to Michael Krawitz, our CFO, bears interest at 5% per annum. (1)	60	—
Demand note for $60 issued January 16, 2014 to our CEO, bears interest at 5% per annum and partially repaid in July and August 2014 (1)	30	—
Demand note for $40 issued January 16, 2014 to our President, bears interest at 5% per annum. (1)	40	—
Demand note for $25 issued March 4, 2014 to a Director, bears interest at 5% per annum. (1)	25	—
Note for $25 issued March 5, 2014 to Deephaven Enterprises, Inc., net of discount of $14, bears interest at 9% per annum, due March 5, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share.	11	—
Note for $25 issued on March 6, 2014, to James Rybicki Trust, net of discount of $14, bears interest at 9% per annum, due March 6, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share.	11	—

Note for $25 issued on March 10, 2014, to William Caragol, net of discount of $1, bears interest at the rate of 9% per annum, due March 10, 2015. Effective, July 16, 2014, the note is convertible into shares of common stock at a price equal to 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice. (5)	24	—
Note for $61 issued on March 20, 2014 to Deephaven Enterprises, Inc., net of discount of $27, bears interest at the rate of 9% per annum, due March 20, 2015. Effective May 30, 2014, existing outstanding common stock warrants held by the holder became exercisable at $0.35 per share and an additional 300 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share were granted. (2)	34	—
Note for $25 issued April 16, 2014 to William Caragol, net of discount of $15, bears interest at 9% per annum, due April 16, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share if conversion is elected by the holder or 60% of the lowest closing bid price over the 10-trading days immediately preceding a conversion notice if elected by the Company.	10	—
Note for $30 issued on April 16, 2014, to Ned Siegel, net of discount of $19, bears interest at 9% per annum, due April 16, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share. (1)	11	—
Note for $20 issued on May 1, 2014, to Ned Siegel, net of discount of $13, bears interest at the rate of 9% per annum, due May 1, 2015. Effective May 30, 2014, the note became convertible into shares of common stock at a price of $0.35 per share. The note was issued with 100 warrants to acquire shares of the Company’s common stock with an exercise price of $0.35 per share. (1) (2).	7	—
Senior Convertible Note for $222 issued May 30, 2014 to an Investor, net of discount of $148, convertible into shares of common stock at $0.0027 per share on September 30, 2014 based on a variable conversion price formula, which is subject to change, and matures May 30, 2015. Note was issued with an original issue discount of $22 in lieu of interest. (4)(5)	74	—
Senior Convertible Non-Interest Bearing Note for $100 issued on May 30, 2014 to an Investor, net of discount of $67, convertible into shares of common stock at $0.0027 per share on September 30, 2014 based on a variable conversion price formula, which is subject to change, due May 30, 2015. (4)(5)	33	—
Note for $83 effective on July 15, 2014 to KBM Worldwide, Inc., net of discount of $5, bears interest at the rate of 8% per annum, due April 14, 2015, convertible after 180 days into shares of common stock at a price equal to 61% of the average of the three lowest closing bid prices over the 10-trading days immediately preceding a conversion notice.(4)(5)	78	—
Note for $500 effective on July 16, 2014 to JMJ Financial, of which $139 was funded (net of an original issue discount of $14) as of September 30, 2014. The note has an additional discount of $9 as of September 30, 2014, bears no interest for first three-months and at 12% per annum thereafter, is due July 16, 2016, and is convertible into shares of common stock at the lesser of $0.14 per share or 60% of the lowest bid price over the 25 trading days immediately preceding a conversion notice. (4)(5)	116	—
Note for $50 effective on August 4, 2014 to Union Capital LLC, net of discount of $3, bears interest at 12% per annum, due August 4, 2015, convertible after 180 days into shares of common stock at 61% of the average of the three lowest closing bid prices over the 20 trading days immediately preceding a conversion notice. (5)(6)	47	—
Note for $75 effective on August 6, 2014 to LG Capital Funding LLC, net of discount of $4, bears interest at 8% per annum, due July 31, 2015, convertible after 180 days into shares of common stock at 61% of the average of the three lowest closing bid prices over the 15 trading days immediate preceding a conversion notice. (5)(7)	71	—
Note for $128 effective on August 20, 2014 to Magna, net of discount of $8, bears interest at 6% per annum, due August 4, 2015, convertible into shares of common stock at 40% discount from the average of three lowest trading prices over the 10 trading days immediately preceding a conversion notice. (4)(5)	120	—
Note for $184 effective on August 20, 2014 to Magna, net of discount of $6, bears interest at 6% per annum, due August 4, 2015, convertible into shares of common stock at 40% discount from the average of three lowest trading prices over the 10 trading days immediately preceding a conversion notice, $75 was converted in September 2014. This note was exchanged for a previously issued non-convertible note. (4)(5)	103	—
Note for $42 effective on August 21, 2014 to KBM Worldwide, Inc., net of discount of $2, bears interest at 8% per annum, due May 15, 2015, convertible after 180 days into shares of common stock at equal to 61% of the average of the three lowest closing bid prices over the 10-trading days immediately preceding a conversion notice.(4)(5)	40	—

Note for $115 effective on August 25, 2014 to Iliad Research and Trading L.P., net of discount of $16, non-interest bearing for the first ninety days with a one-time interest payment of 12% on the ninety-first day, due August 25, 2015, convertible into shares of common stock at equal to 60% of the average of the three lowest closing bid prices over the 20-trading days immediately preceding a conversion notice. Issued with an original issue discount of $10. Lender has the right but not the obligation to issue up to an additional four tranches of 100 each. (5)	99	—
Note for $100 effective on August 26, 2014 to Corbin Properties, LLC., net of discount of $5, bears interest at 8% per annum, due August 26, 2015, convertible into shares of common stock at equal to 60% of the average of the three lowest closing bid prices over the 10-trading days immediately preceding a conversion notice. (5)	95	—
Total notes payable	2,078	467
Less: Current maturities	(1,962)	(467)

Note payable long-term	$116	$—

Subordinated Convertible Note Payable elected at fair value:

Non-interest bearing subordinated convertible note payable with a principal amount of $3,300 dated December 3, 2012. Note is convertible into common stock equal to 1/3 of the shares beneficially held by the CEO on the date of conversion. Note was amended in July 2013 to extend the maturity date to June 30, 2015. The note is recorded at its estimated fair value and will be revalued at each reporting period with changes in the fair value recorded as other expense/income. See Note 6.	$2,199	$4,925

(1)	These notes have been issued to related parties. See Note 10.
(2)	The warrants are more fully described in Notes 7 and 14.
(3)	This note when originally issued was issued to a related party who subsequently sold it to unrelated investors. See Note 10.
(4)

If and whenever we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the holder has the right to elect that the conversion price then in effect be reduced to an amount equal to the new issuance price.

(5)	The convertible option of these notes was bifurcated from the notes and recorded as its fair value on the date of issuance and at each reporting date, with the change in the fair value being charged/credited to other income/expense. The conversion price of the notes has continued to reset as more fully discussed in Note 14.
(6)	In connection with this note, the lender issued a second note that was paid for by the issuance of an offsetting $50 thousand secured note issued by the Company to the lender. The second note is to be paid in cash to the Company within 8 months at the lender’s option. If and when the cash is paid to the Company, the Company will record the second note as a liability. The second note has substantially the same terms as this funded note.
(7)	In connection with this note, the lender issued a second note that was paid for by the issuance of an offsetting $75 thousand secured note issued by the Company to the lender. The second note is to be paid in cash to the Company within 8 months at the lender’s option. If and when the cash is paid to the Company, the Company will record the second note as a liability. The second note has substantially the same terms as this funded note.

Interest expense was approximately $0.5 million and $36 thousand for the three-months ended September 30, 2014 and September 30, 2013, respectively, and $2.1 million and $0.5 million for the nine-months ended September 30, 2014 and 2013, respectively. The majority of the interest expense is due to the accretion of debt discounts and, therefore, the weighted average interest rates for each of the periods are not meaningful numbers.

See Note 14 for a summary of promissory notes issued subsequent to September 30, 2014.

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

During the three and nine-months ended September 30, 2014, the subordinated convertible note, which has a convertible option embedded in the note, the conversion option of the convertible notes, warrant liabilities and the contingent royalty obligations, which relate to assets acquisitions during 2012, were valued using Level 3 inputs, and for the three and nine-months ended September 30, 2013, the subordinated convertible note and the contingent royalty obligations were valued using Level 3 inputs. The changes in fair value of the subordinated convertible note, the conversion option of the convertible notes and the warrant liabilities during the three and nine-months ended September 30, 2014 and 2013 are reflected in other income (expense) for each period. There was no change in the estimated fair value of the contingent royalty obligations during the three and nine-months ended September 30, 2014 and 2013.

Notes Payable and Long-Term Debt

At December 31, 2013, we valued the subordinated convertible note with embedded conversion option based on the market value of the shares of our common stock into which it was convertible, and at September 30, 2014, we valued the subordinated convertible note using an option pricing model (since our stock price has decreased significantly and conversion is not expected) with the following assumptions: term of 2.05 years; risk free rate of 0.13% and expected volatility of 45%.

Warrant Liabilities

The carrying amounts of warrant liabilities approximated management’s estimate of the fair value at December 31, 2013 based on an option pricing model and using the following assumptions: expected term of 4.87 years, expected volatility of 155%, risk-free interest rates of 1.75%, and expected dividend yield of 0%. The carrying amount of the warrant liabilities at September 30, 2014 was based on an option pricing method with the following assumptions: term of 2.05 years; risk free rate of 0.13% and expected volatility of 45%.

Conversion option of the notes

The carrying amounts of the conversion option of the notes approximates management's estimate of the embedded conversion option value at September 30, 2014 based on using an option pricing method, which views the debt and convertible securities as a call option on the overall enterprise value with the following assumptions: term of 2.05 years; risk free rate of 0.13% and expected volatility of 45%.

Estimated Royalty Obligations

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated convertible note with an embedded conversion option	$—	$—	$2,199	$—	$—	$4,925
Embedded conversion option of the convertible notes	$—	$—	$385	$—	$—	$3,124
Warrant liabilities	$—	$—	$360	$—	$—	$6,114
Royalty obligations	$—	$—	$4,000	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the nine-months ended September 30, 2014 (in thousands):

	Subordinated Note with Convertible Option		Embedded Conversion Option of Convertible Notes	Warrant Liabilities	Estimated Royalty Obligations

Balance at December 31, 2013	$4,925		$3,124	$6,114	$4,000
Increase due to embedded conversion option for convertible notes payable issued during 2014	—		665	—	—
Change in fair value	(2,726)		(3,404)	1,294	—
Exercise of warrants under cashless exercises	—			(7,048)	—

Balance at September 30, 2014	$2,199	(1)	$385	$360	$4,000	(2)

(1) The principal balance at December 31, 2013 and September 30, 2014 is $3.3 million. See Note 5 for additional information regarding the note.

(2) Includes $160 thousand of current royalty obligations in account payable and accrued expenses at September 30, 2014.

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

7. Stockholders’ Deficit

Preferred Stock

As of September 30, 2014, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share of which 500,000 shares were authorized as Series C Preferred Stock. No shares of preferred stock were outstanding as of September 30, 2014. As more fully discussed in Note 14, effective October 31, 2014, the Company entered into agreements with its chief executive officer and its president, whereby the Company converted amounts owed to them by the Company into shares of its newly designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”).

Common Stock

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

The Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to effect the changes to its authorized shares of common stock and the par value of its preferred stock and to complete the adoption of the 2014 Stock Incentive Plan on August 27, 2014.

A portion of the increase in the authorized shares of the Company’s common stock became necessary as a result of a financing that occurred on May 30, 2014. That financing triggered resets in the pricing of convertible promissory notes issued by the Company on November 13, 2013, and triggered changes to the exercise price and number of shares covered by warrants issued in connection with such notes, which are more fully discussed in Notes 5 and 9. Additional financings made subsequent to May 3, 2014, which have variable conversion price formulas have triggered additional resets in the pricing of convertible promissory notes and in the exercise price and number of shares covered by existing warrants. Accordingly, the Company is currently planning to request shareholder approval to increase its authorized shares from 500 million to 10 billion as more fully discussed in Note 14.

At September 30, 2014, VC had authorized 500 million shares of common stock of which approximately 87 million were issued and outstanding.  See Note 14 for a discussion of the proposals that the Company intends to submit to a vote of the Company’s stockholders of record on November 10, 2014 to increase the number of authorized shares of the Company’s common stock from 500 million to 10 billion, to reduce the par value of the Company’s common stock and to grant discretionary authority to the Company’s board of directors for a period of twelve months to approve a reverse stock split in a ratio not to exceed 1-for-1000, to determine the effective date of the reverse stock split, or to determine not to proceed with the reverse stock split.

Warrants Treated as Equity

As of September 30, 2014, we have outstanding common stock warrants exercisable for shares of the Company’s common stock for consideration, the value of which has been recorded as additional paid-in capital as follows: (in thousands, except exercise price):

Series/ Issue Date	Warrants Issued	Exercised	Balance September 30, 2014	Exercise Price	Exercisable Period (years)
Series A /September 2012	95	(95)	—	$0.37	3
Series B / September 2012	40	—	40	$1.57	3
Series C / October 2012	20	—	20	$1.57	3
Series C / October 2012, reset May 2014	20	—	20	$0.35	3
Series D / December 2012	14	—	14	$1.57	5
Series E /December 2012	29	—	29	$1.57	5
Series F / March 2013	40	—	40	$1.57	3
Series G / April 2013	47	—	47	$1.31	3
Series G / April 2013, reset May 2014	47	—	47	$0.35	3
Series H / September 2013	63	—	63	$1.57	3
Series H/ September 2013, reset May 2014	20	—	20	$0.35	3
Series I/ May 2014	300	—	300	$0.35	3
Series J/ May 2014	100	—	100	$0.35	2
	835	(95)	740

The Series A warrant was issued in connection with a stock subscription agreement to an investor. The Series A warrant was exercised in February 2014 under the cashless exercise provisions of the warrants.

The Series B, C, D, E, F, G and H warrants were issued in connection with promissory notes. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The total value of these warrants of approximately $0.3 million was amortized to interest expense over the life of the promissory notes. The promissory notes were converted into common stock during 2013. As a result of the issuances of two promissory notes on May 30, 2014, and under the terms of a promissory note issued on March 20, 2014, the exercises prices of one-half of the Series C, G and H warrants were reduced to $0.35 per share of common stock from exercise prices ranging from $1.31 to $1.57 per share. We recorded non-cash interest expense of approximately $7 thousand during the nine-months ended September 30, 2014 as a result of the reductions in the exercise prices of the warrants.

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

We determined the value of these warrants issued in 2013 and 2014 on the issuance/reset dates utilizing the following assumptions in the BSM valuation model:

Dates Warrants Issued/Reset	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rate	Date of the Assumptions
October 2012, reset May 2014	0.00%	223.00%	1.37	.10%	May 30, 2014
March 2013	0.00%	126.00%	3	.38%	March 18, 2013
April 2013	0.00%	126.00%	3	.34%	April 10, 2013
April 2013, reset May 2014	0.00%	210.00%	1.87	.37%	May 30, 2014
September 2013	0.00%	126.00%	3	.52%	September 1, 2013
September 2013, reset May 2014	0.00%	215.00%	2.01	.37%	May 30, 2014
May 2014 (Series I)	0.00%	192.26%	2.80	.79%	May 30, 2014
May 2014 (Series J)	0.00%	214.78%	2	.39%	May 30, 2014

Warrants Treated as Liabilities

On November 13, 2013 in connection with a financing, which is more fully described in Note 5, we issued common stock warrants exercisable at any time over a period of 5 years. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. In addition, if we issue or sell any shares of our common stock, except certain specified issuances pursuant to the Company’s stock plans or the issuance of common stock pursuant to agreements existing on November 13, 2013, at a price per share less than the exercise price in effect immediately before the issuance or sale, then immediately after such dilutive issuance, the exercise price will be reduced. If there is an adjustment to the exercise price as a result of any of the dilution events specified in the warrant agreements, the number of shares of common stock that may be purchased upon exercise of the warrant will be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise).

As a result of the issuances of two promissory notes on May 30, 2014, the reset provisions under the terms of warrants were triggered. Accordingly, on May 30, 2014, the number of warrants to acquire shares of the Company’s common stock increased from 2,944,444 warrants to 41.8 million warrants and the exercise price was reduced to $0.20 per share from $2.84 per share of common stock. As more fully discussed in Note 5, in June 2014, the Company entered into two Right to Shares Agreements with two of the warrant holder under which, as of September 30, 2014, the holders received approximately 29.3 million shares of the Company’s common stock under the cashless exercise provisions of their warrants. In addition, under the terms of the warrant agreements, following the issuance of any security with a variable price conversion feature, the holder may substitute the variable price formula for the new exercise price, with a corresponding increase in the number of warrants available in order to maintain the same aggregate exercise price. The promissory notes issued by the Company during the three-months ended September 30, 2014, which are more fully described in Note 5, contained variable price conversion features.  The exact number of shares that may be issued upon exercise of warrants now varies depending on the stock price at the time of exercise and is also subject to adjustment under the cashless exercise provisions.  As a result, during the three-months ended September 30, 2014, in addition to the shares issued in connection with the Rights to Shares Agreements discussed above, approximately 13.3 million shares of the Company’s common stock were issued upon exercise of a portion of the warrants per the cashless exercise provisions. On September 30, 2014, if all of the remaining warrants issued in connection with the November 13, 2013 financing had been exercised under the alternative price formulation the number of shares of the Company’s common stock that would have been issued would have been approximately 1.1 billion shares based on an exercise price of $0.0027 per share and, again, subject to adjustment for the cashless exercise provisions. Because the variable price formula changes with the value of the Company’s common stock, the number of shares subject to warrant varies.

These warrants are classified as liabilities at September 30, 2014 and December 31, 2013. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value and were determined to be $0.4 million and $6.1 million at September 30, 2014 and December 31, 2013, respectively. See Note 6 for the methodology used by management in determining the fair value of the warrants at September 30, 2014 and December 31, 2013. We recorded other income (expense) of approximately $1.5 million and ($1.3) million during the three and nine-months ended September 30, 2014, respectively, as a result of the change in value of the warrants

Stock Option Activity

We had stock-based employee plans outstanding as of December 31, 2013, which are more fully described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on August 19, 2014. In addition, during the three-months ended September 30, 2014, the Company’s majority stockholders approved the VeriTeQ 2014 Stock Incentive Plan (the 2014 Plan) under which 50 million shares were authorized. As of September 30, 2014, we had not granted any options or other stock related grants under the 2014 Plan.

We account for our stock-based compensation plans in accordance with ASC 718-10, Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortized to expense over the expected performance or service periods using the straight-line attribution method. During the three and nine-months ended September 30, 2014 and for the three-months ended September 30, 2013, we did not grant any stock options. During the nine-months ended September 30, 2013, we granted 1.0 million options. The weighted average fair value of the options granted during the nine-months ended September 30, 2013 was $1.33 per share.

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

During the three and nine-months ended September 30, 2014, we did not record any compensation expense associated with stock options as they were all fully vested on or before January 1, 2014. During the three and nine-months ended September 30, 2013, we recorded approximately $0.4 million and $1.0 million in compensation expense related to stock options granted to our directors, employees and consultants (who provide corporate support services).

A summary of the stock option activity for our stock options plans for the nine-months ended September 30, 2014 is as follows (shares in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,628	$9.01
Granted	—	—
Exercised	(382)	0.05
Forfeited or expired	(11)	527.22
Outstanding at September 30, 2014	2,235	7.91	4.39	$	None	*
Vested or expected to vest at September 30, 2014	2,235	7.91	4.39	$	None	*
Shares available on September 30, 2014 for options that may be granted	52,511

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our common stock was $0.007 per share at September 30, 2014.

There were 0.4 million stock options exercised during the nine-months ended September 30, 2014, with a total intrinsic value of $0.4 million. No stock options were exercised during the three-months ended September 30, 2014 and the three and nine-months ended September 30, 2013. No options vested during the three-months ended September 30, 2014 and 2013. The total fair value of options vested during the nine-months ended September 30, 2014 and 2013, was $0 and approximately $0.4 million, respectively. As of September 30, 2014, there was no unrecognized compensation cost related to stock options granted under our plans.

Restricted Stock Grants

During the nine-months ended September 30, 2014, we issued approximately 0.6 million shares of our restricted stock to a director as an inducement to joining our board. One-hundred and fifty-thousand shares of the restricted stock vest on January 2, 2015 and the remainder vest on January 3, 2016. Also, in January 2013, we issued approximately 0.9 million shares of our restricted common stock to a member of our senior management. This restricted stock vests in full in January 2015. The total value of the restricted stock of approximately $1.5 million is being expensed over the vesting period. During the three-months ended September 30, 2014 and 2013 and the nine-months ended September 30, 2014 and 2013, we recorded $0.2 million, $0.2 million, $0.6 million and $0.5 million, respectively, in compensation expense related to the restricted stock.

8. Income Taxes

We did not have an income tax provision or benefit for the three and nine-months ended September 30, 2014 and 2013. We have incurred accumulated losses and have provided a valuation allowance against our net operating loss carryforwards and other net deferred tax assets.

At September 30, 2014, we had estimated U.S. net operating loss carryforwards of approximately $15 million for income tax purposes, which expire in varying amounts through 2034. The amount of any benefit from our U.S. tax net operating losses is dependent on: (1) our ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any greater than a fifty percent change in ownership under IRC section 382 places significant annual limitations on the use of our U.S. net operating losses to offset any future taxable U.S. income we may generate. We have issued a significant number of shares of our common stock for promissory note conversions and the exercise of common stock warrants, which resulted in a greater than fifty percent change in ownership under IRC section 382 as of September 30, 2014. Accordingly, our current net operating losses are limited in use to approximately nil, based on our preliminary estimates. Certain future transactions could again cause a more than fifty percent ownership change, including (a) additional issuances of shares of common stock by us or (b) acquisitions or sales of shares by certain holders of our shares, including persons who have held, currently hold, or accumulate in the future five percent or more of our outstanding stock.

9. Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows, in thousands, except per share amounts:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(893)	$(5,506)	$(1,826)	$(8,358)

Denominator for basic and diluted loss per share:
Basic and diluted weighted-average shares outstanding (1)	51,333	9,190	25,093	8,342

Loss per share— basic and diluted:
Total — basic and diluted	$(0.02)	$(0.60)	$(0.07)	$(1.00)

(1)

The following stock options, warrants and shares issuable upon conversion of convertible notes payable outstanding at September 30, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	September 30, 2014	September 30, 2013
	(in thousands)
Stock options	2,235	2,634
Warrants	1,092,043	436
Shares issuable upon conversion of convertible notes payable	766,617	2,337
	1,860,895	5,407

As discussed in Note 14, subsequent to September 30, 2014, the number of outstanding warrants and the number of shares issuable upon conversion of outstanding convertible notes payable has increased as a result of the variable exercise and conversion price formulas. In addition, effective October 31, 2014, the Company issued its newly designated Series D Preferred Stock, which will convert into shares of the Company’s common stock in January 2017. Accordingly, the Company is seeking stockholder approval to increase the number of authorized shares of its common stock from 500 million shares to 10 billion shares in order to have adequate shares available for warrant exercises, note conversions and the conversion of its Series D Preferred Stock, as more fully discussed in Note 14.

10. Related Party Transactions

As of December 31, 2013, we had entered into notes payable with related parties and a shared services agreement and letter agreements with a former related party. In addition, in June 2013, we sold common stock to a member of our board of directors. Each of these transactions is more fully described in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on August 19, 2014. During the nine-months ended September 30, 2014, we entered into additional promissory notes with related parties, which are discussed in Note 5.

Accrued Expenses

Included in accrued expenses at September 30, 2014 and December 31, 2013 are approximately $2.6 million and $1.8 million, respectively, owed to related parties, including $2.3 million and $1.6 million, at September 30, 2014 and December 31, 2013, respectively, that is owed to the Company's corporate officers and members of the Company’s board of directors primarily for deferred salary and bonuses and directors fees. As more fully discussed in Note 14, effective October 31, 2014, the Company converted $1.4 million and approximately $0.4 million of the liabilities owed to its chief executive officer and president, respectively, into shares of its newly designated Series D Preferred Stock. The Series D Preferred Stock will vest by its terms on January 1, 2017.

11. Commitments and Contingencies

We have entered into employment agreements with Mr. Scott Silverman, our chief executive officer, Mr. Randolph Geissler, our president and Mr. Michael Krawitz our chief legal and financial officer. Messrs. Silverman’s and Geissler’s employment agreements are discussed in Note 11 and Mr. Krawitz’s employment agreement is discussed in Note 15 to our consolidated financial statements included in our Annual Report on Form10-K/A filed with the SEC on August 19, 2014.  No changes were made to these agreements as disclosed in our Annual Report on Form 10-K/A during the nine-months ended September 30, 2014. Effective October 31, 2014, we issued the Series D Preferred Stock to Messrs. Silverman and Geissler, which settled certain contractual obligations that the Company owed to them under their employment agreements as well as additional accrued compensation and other items. The Series D Preferred Stock is more fully discussed in Note 14.

Liquidation of Signature Industries, Limited

In March 2013, VC appointed a liquidator and initiated the formal liquidation of a U.K. subsidiary, Signature Industries Limited (“Signature”). The Company used £40,000 ($61,000) of the purchase price from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy the Company’s estimated portion of Signature’s outstanding liabilities. However, one party has submitted a claim to the liquidator for approximately £244,000 (U.S. $0.4 million). This claim is associated with an outsourced manufacturing agreement related to a terminated manufacturing contract. As a result of the termination of the contract, Signature did not purchase any product under the manufacturing agreement and, accordingly, VC, in consultation with outside legal counsel, does not believe that any amount is owed per the terms of the agreement. However, this claim, if successful, could result in VC having to pay an additional amount of Signature’s outstanding liabilities. We expect the liquidation to be completed by the end of 2014, although it could extend beyond the expected timeframe.

Letter Agreement with Digital Angel Radio Communications Limited. (DARC)

On January 30, 2014, we and the buyers of Digital Angel Radio Communications Limited, or DARC (a former wholly-owned subsidiary operating in the United Kingdom), entered into a letter agreement under which we agreed to accept a payment of £62,000 (approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, we recorded a loss of approximately USD $56,000 in the nine-months ended September 30, 2014. The loss is included in other expense in our condensed consolidated statement of operations. All other provisions (including, without limitation, the indemnities) agreed between VC, and/or the buyers under the stock purchase agreement and any related documents remain in full force and effect.

12. Legal Proceedings

We have been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

13. Supplemental Cash Flow Information

We had the following non-cash operating, investing and financing activities (in thousands):

	For the Nine- Months Ended September 30, 2014	For the Nine- Months Ended September 30, 2013
Non-cash operating activities:
Royalty obligations now included in accrued expenses	$100	—
Non-cash investing and financing activities:
Net assets acquired from VC in excess of cash acquired for common stock		117
Issuance of common stock in full payment of note payable and accrued interest	—	420
Issuance of common stock for conversions of notes payable	625	—
Issuance of common stock for cashless exercise of warrants	7,048	—
Issuance of warrants in connection with promissory notes	66

14. Subsequent Events

Promissory Notes

Securities Purchase Agreement Effective on October 2, 2014 and 12% Convertible Promissory Note due September 30, 2015

The Company entered into a securities purchase agreement, dated September 30, 2014, which became effective on October 2, 2014, the date of funding, with Magna Equities II, LLC, an accredited investor (“Magna”). Pursuant to the terms of the agreement, the Company issued and sold to the investor a convertible promissory note, bearing interest at 12% per annum in the amount of $52,500, (the “12% Note.”).

The 12% Note matures on September 30, 2015 and may be converted in whole or in part into the Company's common stock, at the option of the holder at a conversion price equal to a 40% discount from the average of the three lowest daily trading prices in the ten trading days prior to the day that the holder requests conversion.  However, in no event shall the holder be entitled to convert any portion of the 12% Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of the Company’s common stock, subject to possible adjustment as provided in the 12% Note.

If, at any time when the 12% Note is outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is more favorable to such investor in such subsequent placement than the then conversion price in effect for the 12% Note on the date of such issuance (or deemed issuance) of such shares of the Company’s common stock, the conversion price of the 12% Note shall be adjusted to match the more favorable price or formula.

The 12% Note contains certain covenants and restrictions, including, among others, that, for so long as the notes are outstanding the Company will not incur liens except permitted liens, pay dividends, dispose of certain assets and the Company will maintain its listing on the over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

Exchange of a Portion of Deephaven Note Effective October 2, 2014 and Maturing on September 30, 2015

On September 30, 2014, under the terms of a purchase agreement, Magna purchased from Deephaven Enterprises, Inc (“Deephaven”), a portion of a promissory note that had been previously issued by the Company to Deephaven. The amount purchased was $50,000. On September 30, 2014, the Company entered into an exchange agreement with Magna, whereby the Company exchanged the $50,000 note that Magna had purchased from Deephaven with a new $50,000 promissory note (the “$50,000 Note”) issued by the Company to Magna. The $50,000 Note, which became effective on October 2, 2014, which was the date of funding, bears interest at 12% per annum, matures on September 30, 2015 and may be converted in whole or in part into the Company's common stock, at the option of the holder at a conversion price equal to a 40% discount from the average of the three lowest daily trading prices in the ten trading days prior to the day that the holder requests conversion.  However, in no event shall the holder be entitled to convert any portion of the $50,000 Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock, subject to possible adjustment as provided in the $50,000 Note.

If, at any time when the $50,000 Note is outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is more favorable to such investor in such subsequent placement than the then conversion price in effect for the $50,000 Note on the date of such issuance (or deemed issuance) of such shares of the Company’s common stock, the conversion price of the $50,000 Note shall be adjusted to match the more favorable price or formula.

The $50,000 Note contains certain covenants and restrictions, including, among others, that, for so long as the notes are outstanding the Company will not incur liens except permitted liens, pay dividends, dispose of certain assets and the Company will maintain its listing on the over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

Securities Purchase Agreement Effective October 6, 2014 and Convertible Promissory Note Due July 3, 2015

On October 1, 2014, the Company entered into a securities purchase agreement with an accredited investor, KBM Worldwide, Inc., which became effective on October 6, 2014, the date of funding. Pursuant to the terms, the Company issued and sold to the purchaser a convertible promissory note in the aggregate principal amount of $38,000.

The note, which accrues interest at a rate of 8% per annum, will mature on July 3, 2015. The note may be converted in whole or in part into the Company's common stock, at the option of the holder, at any time following 180 days after issuance and until the maturity date, unless the conversion or share issuance under the conversion would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price shall be 61% of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending on the latest complete trading day prior to the date of conversion.

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

Securities Purchase Agreement Effective on October 10, 2014 and 12% Convertible Promissory Note due October 10, 2015

The Company entered into a securities purchase agreement dated and effective October 10, 2014 with an accredited investor, WHC Capital, LLC. Pursuant to the terms, the Company issued and sold to the investor a convertible promissory note, bearing interest at 12% per annum in the amount of $90,750, which includes an original issue discount of $8,250.

The 12% Note matures on October 10, 2015 and any time after 110 days from the date of issuance, may be converted in whole or in part into the Company's common stock, at the option of the holder at a conversion price equal to a 40% discount from the average of the three lowest daily closing prices of the Company’s common stock in the ten trading days prior to the day that the holder requests conversion. However, in no event shall the holder be entitled to convert any portion of the note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock, subject to possible adjustment as provided in the note.

If, at any time when the note  is outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is more favorable to the investor in such subsequent placement than the then conversion price in effect for the note on the date of such issuance (or deemed issuance) of such shares of the Company’s common stock, the conversion price of the note shall be adjusted to match the more favorable price or formula.

The note contains certain covenants and restrictions, including, among others, that, for so long as the note is outstanding the Company will not incur liens except permitted liens, pay dividends, dispose of certain assets and the Company will maintain its listing on one of the over-the-counter market tiers. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

October 20, 2014 GlucoChip and Settlement Agreement and Promissory Notes

On October 20, 2014, the Company entered into a GlucoChip and Settlement Agreement (the “GlucoChip Agreement”) with PSID the purpose of which is to transfer the final element of PSID’s implantable microchip business to the Company, to provide for a period of financial support to the Company to develop that technology, and to provide for settlement of the $222,115 owed by the Company to PSID under a shared services agreement (the “SSA”) under which PSID had provided financial support to the Company during 2012 and early 2013. The GlucoChip Agreement provides for the termination of the License Agreement (“License”) entered into between the PSID and VAC on August 28, 2012, whereby, PSID had retained an exclusive license to the GlucoChip technology. Pursuant to the GlucoChip Agreement, PSID retains it right to any future royalties from the sale of GlucoChip or any other implantable bio sensor applications. The Agreement also provided for the settlement of the amounts owed pursuant to the SSA entered into between PSID and VAC on January 11, 2012, as amended. The current outstanding amount of $222,115 pursuant to the SSA was settled by the Company issuing a convertible promissory note to PSID (“Note I”). Note I bears interest at the rate of 10% per annum; is due and payable on October 20, 2016; and may be converted by PSID at any time after 190 days of the date of closing into shares of the Company’s common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices calculated at the time of conversion. Note I also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note I in the event of such defaults.

Pursuant to the Agreement, PSID also agreed to provide financial support to the Company, for a period of up to two years, in the form of convertible promissory notes. On October 20, 2014, PSID funded the Company $60,000 and the Company issued to PSID a convertible promissory note (“Note II”) in the principal amount of $60,000. Note II bears interest at the rate of 10% per annum; is due and payable on October 20, 2015; and may be converted by PSID at any time after 190 days of the date of closing into shares of the Company’s common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices calculated at the time of conversion.

Note II also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note II in the event of such defaults. Pursuant to the Agreement, PSID agreed to provide the Company with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as Note II. The continuing financial support is not required to be more frequent than every 100 days and may not be in excess of $50,000 in any individual note.

If, at any time when Note I and/or Note II are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is more favorable to the investor in such subsequent placement than the then conversion price in effect for the note(s) on the date of such issuance (or deemed issuance) of such shares of the Company’s common stock, the conversion price of the note(s) shall be adjusted to match the more favorable price or formula.

Securities Purchase Agreement Dated November 3, 2014 and 12% Convertible Promissory Note due November 3, 2015

On November 3, 2014, the Company entered into a securities purchase agreement, (the “SPA”) with Magna pursuant to which the Company issued and sold to Magna a convertible promissory note, bearing interest at 12% per annum in the principal amount of $67,500. In accordance with the terms of the SPA, the Company expects to issue additional promissory notes with an aggregate principal amount of $162,500 prior to November 30, 2014 (collectively, with the note issued on November 3, 2014, the "November 2014 Notes”) on substantially identical terms. The Company expects to receive net proceeds of approximately $220,000 from the sale of the November 2014 Notes, which would be used for general corporate purposes. In addition, the SPA contemplates the sale of additional notes under the SPA with an aggregate principal amount of $230,000 (the “December 2014 Notes”), contingent upon the Company filing an amendment to its Amended and Restated Certificate of Incorporation to increase the number shares of common stock that the Company is authorized to issue from 500 million to 10 billion, which requires approval of a majority of the outstanding shares of the Company’s common stock and the Series D Preferred Stock on an as converted to common stock basis. The December 2014 Notes are to be on substantially identical terms to the November 2014 Notes.

Each of the November 2014 Notes and December 2014 Notes will mature approximately one year after its date of issuance, and may be converted in whole or in part into the Company's common stock, at the option of the holder, at a conversion price equal to 60% of the average of the three lowest daily trading prices in the ten trading days prior to the day that the holder requests conversion. Trading price means, as of any date, the lowest trading price on the OTC Pink, or applicable trading market as reported by a reliable reporting service mutually acceptable to the Company and to Magna. However, in no event shall Magna be entitled to convert any portion of the November 2014 Notes if such conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of the Company’s common stock, subject to possible adjustment as provided in the November 2014 Notes. In addition, if at any time less than 25% of the original principal amount of promissory notes issued by the company on November 13, 2013 is outstanding, the November 2014 Notes and the December 2014 Notes will be automatically amended to allow Magna an optional conversion price of $0.015 per share.

So long as the Company has not received a notice of conversion from Magna, then at any time until 90 days following the issue date, the Company shall have the right to prepay the outstanding principal on the November 2014 Notes and accrued interest in full with such payment being equal to equal to 150% of the principal and accrued and unpaid interest outstanding.

If, at any time when the November 2014 and December 2014 Notes are outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is more favorable to such investor in such subsequent placement than the then conversion price in effect for the November 2014 Notes and the December 2014 Notes on the date of such issuance (or deemed issuance) of such shares of the Company’s common Stock, the conversion price of the November 2014 Notes shall be adjusted to match the more favorable price or formula.

The terms of the SPA also prohibit the Company from undertaking additional financings through the end of 2014, except that the Company may do one additional financing for which Magna shall have a right of first refusal.

The November 2014 Notes contains certain covenants and restrictions including, among others, that for so long as the notes are outstanding the Company will not incur liens except permitted liens, pay dividends or dispose of certain assets, and that the Company will maintain its listing on an over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

Sale and Assignment Agreement Dated October 31, 2014

In conjunction with entering into the SPA with the Company, Magna entered into a Sale and Assignment Agreement with Hudson Bay Master Fund Ltd. (the “Assignor”), whereby Magna purchased from the Assignor (i) a promissory note issued to the Assignor by the Company on November 13, 2013 with a current principal amount of $129,667 and (ii) a promissory note issued to the Assignor by the Company on May 30, 2014 in the principal amount of $222,222. Under the terms of the Sale and Assignment Agreement, Magna received all of the rights and assumed all of the obligations of the Assignor with respect to these promissory notes. Concurrent with the execution of the Sale and Assignment Agreement, the Company entered into a Joinder Agreement with Magna whereby the Company acknowledged Magna’s rights under the Sale and Assignment Agreement and that Magna is now a party to the securities purchase agreements entered into by the Company on November 13, 2013 and May 30, 2014.

Effective as of October 31, 2014 and in connection with the foregoing agreements, the Company entered into a Second Amendment Agreement with certain parties to the securities purchase agreement dated November 13, 2013. Under the terms of the Second Amendment Agreement, the holders of certain notes outstanding under the November 13, 2013 securities purchase agreement, with a current aggregate principal amount of approximately $0.7 million, agreed to extend the maturity date of the notes from November 13, 2014 to July 13, 2015.

Agreements to Convert Director, Officer and Management Liabilities into Equity

In connection with the entering into the SPA with Magna, the Company also entered into agreements with Scott Silverman, the Company’s chief executive officer, and Randolph Geissler, the Company’s president, whereby Messrs. Silverman and Geissler agreed to convert amounts owed to them by the Company of $1.4 million and $441,000, respectively, into a total of 1,841 shares of the Company’s newly designated Series D Preferred Stock, par value $0.01 per share. The Series D Preferred Stock issued under these agreements will vest on January 1, 2017. If Mr. Silverman or Mr. Geissler separate from the Company because of a termination for cause or by resigning without good reason, as defined under the terms of their respective employment agreements, then they shall forfeit the shares of Series D Preferred Stock acquired under their agreement. The Series D Preferred Stock will automatically vest upon a change of control event.

Absent a change of control or certain other transformational events, the Series D Preferred Stock will become convertible on January 2, 2017 (immediately after it vests) into shares of the Company’s common stock at a conversion price per share equal to the lesser of the average closing price of the five trading days prior to the date of conversion or $0.0031, which was the closing price of the Company’s common stock on October 31, 2014. The Series D Preferred Stock is entitled to vote along with shares of common stock. The Series D Preferred Stock does not contain “super-voting” provisions; the number of votes that a holder of the Series D Preferred Stock is able to cast is equal to the number of common shares that the Series D Preferred Stock would convert into if it could be converted on the date of issuance. Based on the closing price of the Company’s common stock at October 31, 2014, the Series D Preferred Stock being issued under this agreement is convertible into an aggregate of 593,870,968 shares of common stock, subject to adjustment for stock splits or stock combinations.

Proposals Submitted to Stockholders

The Company is anticipating holding its annual stockholder meeting in December 2014. In connection with the meeting, the Company intends to mail proxy statements to its stockholders of record on November 10, 2014. The proxy statement includes proposals to approve, among other proposals: (i) an increase in the number of authorized shares of the Company’s common stock from 500 million to 10 billion; (ii) a reduction in the par value of the Company’s common stock from $0.01 per share to $0.00001 per share; and (iii) the of granting discretionary authority to our board of directors for a period of twelve months to approve a reverse stock split in a ratio not to exceed 1-for 1000, to determine the effective date of the reverse stock split, or to determine not to proceed with the reverse stock split, and (iv) an increase in the number of shares of common stock authorized under the 2014 Plan from 50 million to 500 million.

A portion of the proposed increase in the number of authorized shares of the Company’s common stock and the reduction in the par value of the Company’s common stock is necessary primarily due to the recent declines in the Company’s stock price. Such declines have resulted in the number of shares of common stock issuable upon exercise of outstanding common stock warrants and conversion of outstanding convertible promissory notes to increase significantly based on the variable exercise and conversion price formulas of the warrants and notes, which are more fully discussed in Notes 5 and 7. In addition, On October 31, 2014, the Company issued its Series D Preferred Stock to its CEO and president, as more fully discussed in the paragraph above.

On November 12, 2014, the Company had 241.9 million shares of its common stock outstanding, 2.2 million stock options outstanding, Series D Preferred Stock outstanding that equaled 760.7 million shares of the Company’s common stock on an as converted basis, and it had convertible promissory notes and common stock warrants outstanding that if converted or exercised would have resulted in the issuance of approximately 5.6 billion shares of its common stock on that date, subject to adjustment based on the cashless exercise provisions of the warrants. Because the variable price formula changes with the value of the Company’s common stock, the number of shares underlying the warrants and the number of shares into which the notes are convertible varies.  See Notes 5 and 7.

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

●

that our revenue from our Q Inside Safety Technology will continue to increase and that we will realize revenue from sales of our dosimeter products beginning in 2017 (previously, we had projected realizing revenue from our dosimeter products beginning in 2015);

●	our expectations and expected trends with respect to the potential microtransponder revenue and scanner revenue for the breast implant, vascular port and artificial joint markets;
●	that if our products fail to gain market acceptance, we will be unable to achieve the necessary revenues which will allow us to remain in business;
●	that our results may differ materially from those reflected in our forward looking statements;
●	that our products have certain technological advantages, but maintaining these advantages will require continual investment for development and in sales and marketing;

●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;
●	our ability to preserve our intellectual property and trade secrets and operate without infringing on the proprietary rights of third parties;
●	that we will have the funds necessary to fund our business for the twelve months ended September 30, 2015;
●	our ability to maintain compliance with the provisions of the notes and warrants and related agreements from the our various financings;
●

that our stockholders will approve the proposed increase in authorized shares of our common stock and reduction in the par value so that we will have sufficient authorize common stock to comply with the conversion and exercise provisions of outstanding convertible promissory notes and warrants;

●	that we will be able to make all payments due with respect to our outstanding financings;
●

that any amount is owed under the terms of the manufacturing agreement with our subsidiary, Signature Industries Limited and that we will have the funds necessary to pay amounts that may become due as a result of the liquidation of Signature Industries Limited, which is in process;

●	that our results of operations are not materially impacted by moderate changes in the inflation rate;
●	the potential of further dilution to our common stock based on transactions effected involving issuance of shares;
●	volatility in our stock price;
●	our ability to continue to execute all required filings, tax returns, maintain insurance and perform other required activities to maintain our standing as a publicly-trading company;
●	our ability to add employees during the remainder of 2015 and beyond as we begin to ship our products and to grow our business;
●	our ability to establish and maintain proper and effective internal accounting and financial controls;
●	our ability to comply with current and future regulations related to our business; and
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

The information in this quarterly report is as of September 30, 2014, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities Exchange Commission, or SEC. Please also note that we provided a cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2013 as amended. These are factors that could cause our actual results to differ materially from expected results and they should be reviewed carefully.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014 as amended on August 19, 2014.

Overview

On June 24, 2013, VeriTeQ Corporation ("VC" or the "Company") entered in an agreement to acquire its wholly-owned subsidiary, VeriTeQ Acquisition Corporation ("VAC"), pursuant to the terms of a share exchange agreement (the “Exchange Agreement”). VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of the Exchange Agreement, which closed on July 8, 2013 (the “VeriTeQ Transaction”). In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation (“PAH”) a Florida corporation from PositiveID Corporation, which was then a related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation, which holds the patents related to the Company’s dosimeter business. VAC was founded in December 2011 and is engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices, and radiation dose measurement technologies for use in radiation therapy treatment.

As a result of the VeriTeQ Transaction, our operations now consist primarily of 13 U.S.-based employees, and five board members, four of whom are non-employee board members. We added four employees during the fourth quarter of 2013 as we began to ship our products and two employees during the first quarter of 2014: our chief legal and financial officer and a former consultant. Our plan is to outsource our manufacturing operations and to maintain a lean organizational structure.

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

Results of Operations

Our consolidated operating activities used cash of $1.9 million and $0.9 million during the nine-months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, our cash on hand totaled $24 thousand compared to $13 thousand as of December 31, 2013. As of September 30, 2014, our stockholders’ deficit was $7.2 million, and as of September 30, 2014, we had an accumulated deficit of $21.6 million. Our consolidated net loss was $0.9 million and $5.5 million for the three-months ending September 30, 2014 and 2013, respectively and $1.8 million and $8.4 million for the nine-months ended September 30, 2014 and 2013, respectively.

We have recorded approximately $0.2 million of revenue from sales of our Q Inside Safety Technology products since our inception on December 14, 2011, with sales beginning in the fourth quarter of 2013. Our profitability and liquidity depend on many factors, including our ability to successfully develop and bring to market our products and technologies the maintenance and reduction of expenses, and our ability to protect the intellectual property rights of VeriTeQ and others that we may acquire.

We need to raise additional funds immediately and continuing until we begin to ship our products – see “Liquidity and Capital Resources” below.

Financing Transactions During the Nine-Months Ended September 30, 2014

During the nine-months ended September 30, 2014, we issued various convertible promissory notes. As a result of our issuing the May 30, 2014 promissory notes, certain reset provisions under convertible promissory notes and warrants that we had issued in connection with a November 13, 2013 financing were triggered. In addition, during the three-months ended September 30, 2014, we issued several promissory notes with variable conversion features, which resulted in additional resets under the November 13, 2013 and May 30, 2014 financings. The reset provisions resulted in significant increases in the number of shares of common stock issuable upon conversion of the November 13, 2013 and May 30, 2014 notes, the exercise price and the number of warrants subject to exercise and in the value of warrant liabilities. The promissory notes with variable conversion features issued during the three-months ended September 30, 2014 also resulted in a significant increase in the number of shares of the Company’s common stock issuable under the conversion provisions. These resets and the promissory notes outstanding are more fully discussed in Notes 5 and 7 to the accompanying unaudited condensed consolidated financial statements. We also entered into two Right to Shares Agreements during the nine-months ended September 30, 2014. These transactions are more fully discussed in Note 5 to the accompanying unaudited condensed consolidated financial statements. Subsequent to September 30, 2014, we have entered into additional convertible promissory notes with variable conversion features. Each of these notes is more fully described in Note 14 to the accompanying unaudited condensed consolidated financial statements.

Proposals Submitted to Stockholders

We are anticipating holding our annual stockholder meeting in December 2014. In connection with the meeting, we intend to mail proxy statements to our stockholders of record on November 10, 2014 to include proposals to approve, among other proposals; (i) an increase in the number of authorized shares of the Company’s common stock from 500 million to 10 billion; (ii) a reduction in the par value of the Company’s common stock from $0.01 per share to $0.00001 per share; and (iii) the of granting discretionary authority to our board of directors for a period of twelve months to approve a reverse stock split in a ratio not to exceed 1-for-1000, to determine the effective date of the reverse stock split, or to determine not to proceed with the reverse stock split, and (iv) an increase in the number of shares of common stock authorized under the VeriTeQ 2014 Stock Incentive Plan from 50 million to 500 million.

A portion of the proposed increase in the number of authorized shares of the Company’s common stock and the reduction in the par value of the Company’s common stock is necessary primarily due to the recent declines in the Company’s stock price. The declines have resulted in the number of shares of common stock issuable upon exercise of outstanding common stock warrants and upon conversion of outstanding convertible promissory notes to increase significantly based on the variable exercise and conversion price formulas.

On November 12, 2014, we had 241.9 million shares of its common stock outstanding, 2.2 million stock options outstanding, Series D Preferred Stock outstanding that equaled 760.7 million shares of the Company’s common stock on an as converted basis, and we had convertible promissory notes and common stock warrants outstanding that if converted or exercised would have resulted in the issuance of approximately 5.6 billion shares of our common stock on that date, subject to adjustment based on the cashless exercise provisions of the warrants. Because the variable price formula changes with the value of the Company’s common stock, the number of shares underlying the warrants and the number of shares into which the notes are convertible varies.

Three-Months Ended September 30, 2014 Compared to September 30, 2013

Revenue and Gross Profit

We generated $44 thousand of revenue and $33 thousand of gross profit during the three-months ended September 30, 2014 related to the sale of our Q Inside Safety Technology products – microtransponders and readers/scanners. We did not generate any revenue and gross profit during the three-months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.4 million and $1.6 million for the three-months ended September 30, 2014 and 2013, respectively. The decrease resulted primarily from a reduction of shared-based compensation of approximately $0.4 million primarily due to all outstanding stock options vesting on or before January 1, 2014 and approximately $0.2 million of transaction fees incurred in the three-months ended September 30, 2013 related to the VeriTeQ Transaction versus no transaction related expenses being incurred during the three-months ended September 30, 2014. Partially offsetting the decreases were increases in payroll related expenses due to pay increases and employees hires during the fourth quarter of 2013 and the first quarter of 2014 and an increase in professional fees.

Development Expenses

Development expense was $0.1 million for the three-months ended September 30, 2014 and $2 thousand for the three-months ended September 30, 2013. Development expenses consist primarily of salaries and benefits and consulting expenses related to ongoing efforts to develop client and end user application programming interfaces, or APIs. Development expenses also relate to product testing costs. We added two development-focused staff members in the fourth quarter of 2013.

Depreciation and Amortization Expense

We incurred $0.1 million and $0.1 million of amortization expense for the three-months ended September 30, 2014 and 2013, respectively. The expense related primarily to amortization of technology, customer relationship and trademarks resulting from two acquisitions during 2012.

Operating Loss

Operating loss remained relatively constant at approximately $1.7 million and $1.8 million for the three-months ended September 30, 2014 and 2013, respectively.

Change in Value of Convertible Debt with Embedded Option Feature

Change in value of convertible debt with embedded option feature resulted in other expense of approximately $0.1 million and $3.7 million for the three-months ended September 30, 2014 and 2013, respectively. The convertible debt was entered into in December 2012 in connection with the acquisition of our dosimeter technology assets. The debt is convertible into one-third of the shares of our common stock held beneficially by our CEO. Other expense for the three-months ended September 30, 2014 resulted from the change in estimated fair value of the liability at September 30, 2014 as compared to June 30, 2014. Other expense recorded in the three-months ended September 30, 2013 was due to an increase in the value of our common stock at September 30, 2013 compared to June 30, 2013. As a result of decreases in the price of our common stock, we valued the debt at September 30, 2014 using a Monte Carlo valuation model versus using the value of the shares of common stock into which the note is convertible, which was the method we used during 2013. In the future, changes in the value of the debt with embedded option feature will result in other income/expense.

Change in Value of Conversion Option of Convertible Notes

Change in value of the conversion option of convertible notes resulted in other expense of approximately $0.2 million for the three-months ended September 30, 2014. We did not incur a change in value of conversion option of convertible notes during the three-months ended September 30, 2013. These notes with an embedded derivative (conversion option) were issued on November 13, 2013, May 30, 2014 as well as during the three-months ended September 30, 2014. During the three-months ended September 30, 2014, the conversion price of the notes issued on November 13, 2013 and May 30, 2014 was reset to a variable price based on 60% of the lowest bid price of our common stock over the 25 days prior to conversion. The conversion prices of the notes issued during the three-months ended September 30, 2014 have variable conversion formulas ranging from 60% of the lowest bid price of our common stock over the 25 days prior to conversion to 61% of the lowest of the average three lowest closing prices of our common stock over the 10 days prior to conversion. As long as these notes remain outstanding, changes in the fair value of the conversion options will result in other expense/income.

Change in Value of Warrant Liabilities

Change in value of warrant liabilities resulted in other income of approximately $1.5 million for the three-months ended September 30, 2014. We did not incur a change in value of warrant liabilities during the three-months ended September 30, 2013. The warrants were issued in connection with a financing entered into on November 13, 2013 and are being revalued each reporting period with changes in the value being reported as other income or expense. On May 30, 2014, we entered into a financing that triggered the reset provisions under the warrants and as a result, the exercise price of the common stock warrants was changed to $0.20 per share from $2.84 per share of our common stock and the number of common stock warrants was increased from common stock warrants to acquire 2,944,444 shares of our common stock to common stock warrants to acquire 41,811,114 shares of our common stock, subject to adjustment based on the cashless provisions of the warrants. During the three-months ended September 30, 2014, we entered into several promissory notes with variable conversion price formulas, which again triggered the reset provisions under the warrants, such that the exercise price of the warrants was further reduced to $0.0027 per share and the number of warrants was significantly increased to 1.1 billion. Based on the reset provisions, the exercise price and the number of warrants will continue to vary. As long as these warrants remain outstanding, changes in their fair value will result in other income/expense.

Interest Expense

Interest expense was $0.5 million and $36 thousand for the three-months ended September 30, 2014 and 2013, respectively. A significant portion of our interest expense in the three-months ended September 20, 2014 is non-cash interest expense due to the accretion of debt discounts. We have entered into and expect to continue to enter into convertible debt financings, which may include beneficial conversion features and conversion options, under which we may be required to record significant interest expense in future periods.

Nine-Months Ended September 30, 2014 Compared to September 30, 2013

Revenue and Gross Profit

We generated approximately $139 thousand of revenue and $82 thousand of gross profit during the nine-months ended September 30, 2014 related to the sale of our Q Inside Safety Technology products – microtransponders and readers/scanners. We did not generate any revenue and gross profit during the nine-months ended September 30, 2013. We expect our revenue to continue to increase going forward as we fulfill orders under our existing development and supply contract with our customer, Establishment Labs, and as we obtain new customers. During 2014 and 2015, we expect the majority of revenue generated to be related to sales our Q Inside Safety Technology products for the breast implant market. We hope to begin realizing revenue from sales of our dosimeter products beginning in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3.9 million for the nine-months ended September 30, 2014 compared to selling, general and administrative expenses of $3.7 million for the nine-months ended September 30, 2013. The $0.2 million increase in selling, general and administrative expense was due primarily to increases in personnel related costs, investor relations services expenses, and professional fees. These additional costs were incurred to support our growth and to handle the additional demands created by our becoming a public company as a result of the VeriTeQ Transaction, which closed on July 8, 2013. Partially offsetting the increase was a reduction in non-cash compensation expense of approximately $0.9 million in the nine-months ended September 30, 2014 as compared to the 2013 period primarily as a result of all stock options fully vesting on or before January 1, 2014 and approximately $0.3 million of transaction fees incurred in the nine-months ended September 30, 2013 related to the VeriTeQ Transaction versus no transaction related expenses being incurred during the nine-months ended September 30, 2014. We expect our selling, general and administrative expenses to remain at the current level during the remainder of 2014 and to increase in future years as we grow our business.

Development Expenses

Development expense was $0.2 million for the nine-months ended September 30, 2014 and $10 thousand for the nine-months ended September 30, 2013. Development expenses for the nine-months ended September 30, 2014 consist primarily of salaries and benefits and consulting expenses related to ongoing efforts to develop client and end user application programming interfaces, or APIs. Development expenses also relate to product testing costs. We added two development-focused staff members in the fourth quarter of 2013. We expect development expenses to continue to increase going forward as we focus more efforts on expanding our technology products’ features, database development and creating new applications for our products.

Depreciation and Amortization Expense

We incurred $0.4 million and $0.4 million of amortization expense for the nine-months ended September 30, 2014 and 2013, respectively. The expense related primarily to amortization of technology, customer relationship and trademarks resulting from two acquisitions during 2012. We expect depreciation and amortization expense to remain at the current levels during most of 2014 and for the expense to increase in future years as we expand our business operations.

Operating Loss

Operating loss was approximately $4.5 million and $4.2 million for the nine-months ended September 30, 2014 and 2013, respectively. The increase in the loss was primarily due to the increase in selling, general and administrative expenses and development expense, which are more fully discussed above, partially offset by the gross margin from sales of our Q Inside Safety Technology products.

Change in Value of Convertible Debt with Embedded Option Feature

Change in value of convertible debt with embedded option feature resulted in other income of approximately $2.7 million for the nine-months ended September 30, 2014 compared to other expense of $3.7 million during the nine-months ended September 30, 2013. The note was entered into in December 2012 in connection with the acquisition of our dosimeter technology assets. The debt is convertible into one-third of the shares of our common stock held beneficially by our CEO. Other expense for the nine-months ended September 30, 2014 resulted from the change in estimated fair value of the liability at September 30, 2014 as compared to December 31, 2013. Other expense recorded in the nine-months ended September 30, 2013 was due to an increase in the value of our common stock at September 30, 2013. As a result of decreases in the price of our common stock, we valued the debt at September 30, 2014 using a Monte Carlo valuation model versus using the value of the shares of common stock into which the note is convertible, which was the method we used during 2013. In the future, changes in the value of the debt with embedded option feature will result in other income/expense.

Change in Value of Conversion Option of Convertible Notes

Change in value of the conversion option of convertible notes resulted in other income of approximately $3.4 million for the nine-months ended September 30, 2014. We did not incur a change in value of conversion option of convertible notes during the nine-months ended September 30, 2013. These notes with an embedded derivative (conversion option) were issued on November 13, 2013, May 30, 2014 and several were issued during the three-months ended September 30, 2014. During the three-months ended September 30, 2014, the conversion price of the notes issued on November 13, 2013 and May 30, 2014 was reset to a variable price based on 60% of the lowest bid price of our common stock over the 25 days prior to conversion. The conversion prices of the notes issued during the three-months ended September 30, 2014 have variable conversion formulas ranging from 60% of the lowest bid price of our common stock over the 25 days prior to conversion to 61% of the lowest of the average three lowest closing prices of our common stock over the 10 days prior to conversion. As long as these notes remain outstanding, changes in the fair value of the conversion options will result in other expense/income.

Change in Value of Warrant Liabilities

Change in value of warrant liabilities resulted in other expense of approximately $1.3 million for the nine-months ended September 30, 2014. We did not incur a change in value of warrant liabilities during the nine-months ended September 30, 2013. The warrants were issued in connection with a financing entered into on November 13, 2013 and are being revalued each reporting period with changes in the value being reported as other income or expense. On May 30, 2014, we entered into a financing that triggered the reset provisions under the warrants and as a result, the exercise price of the common stock warrants was changed to $0.20 per share from $2.84 per share of our common stock and the number of common stock warrants was increased from common stock warrants to acquire 2,944,444 shares of our common stock to common stock warrants to acquire 41,811,114 shares of our common stock, subject to adjustment based on the cashless provisions of the warrants. During the three-months ended September 30, 2014, we entered into several promissory notes with variable conversion price formulas, which again triggered the reset provisions under the warrants, such that the exercise price of the warrants was further reduced and the number of warrants was significantly increased. Based on the reset provisions, the exercise price and the number of warrants will continue to vary. As long as these warrants remain outstanding, changes in their fair value will result in other income/expense.

Other Expense

Other expense was approximately $0.1 million for the nine-months ended September 30, 2014. We did not incur other expense during the nine-months ended September 30, 2013. Other expense resulted primarily from a loss recognized on the settlement of the receivable from the sale of a former subsidiary during the nine-months ended September 30, 2014.

Interest Expense

Interest expense was $2.1 million and $0.5 million for the nine-months ended September 30, 2014 and 2013, respectively. A significant portion of our interest expense in both periods is non-cash interest expense due to the accretion of debt discounts. We will continue to record interest expense in connection with the accretion of debt discount for certain outstanding notes payable. At September 30, 2014, the current un-accreted balance of the debt discounts associated with outstanding notes payable was approximately $0.5 million. We have entered into additional convertible debt financings with variable conversion options that may require us to record significant interest expense in future periods.

Income Taxes

We did not have an income tax provision or benefit for the three and nine-months ended September 30, 2014 and 2013. We have incurred accumulated losses and therefore have provided a valuation allowance against our net operating loss carryforwards and other net deferred tax assets. Also, we have entered into convertible promissory notes, resets of exercise prices of common stock warrants and we have issued a significant number of shares of our common stock as a result of note conversions and warrant exercises during the nine-months ended September 30, 2014, all of which have resulted in a greater than fifty percent change in ownership under IRC section 382 as of September 30, 2014. Accordingly, our net operating loss carryforwards are severely limited in use.

Net Loss, three months and nine months ended September 30, 2014 and 2013.

The net loss was approximately $0.9 million and $5.5 million for the three-months ended September 30, 2014 and 2013, respectively, and approximately $1.8 million and $8.4 million for the nine-months ended September 30, 2014 and 2013, respectively. The decrease in the net loss for the three months ended September 30, 2014 as compared to the three-months ended September 30, 2013 resulted primarily from the change in value of the convertible debt with embedded option feature, other income from the change in value of the warrant liabilities, partially offset by an increase in interest expense and other expense from the change in value of the conversion option of convertible notes. The increase in the net losses for the nine-months ended September 30, 2014 as compared to the nine-months ended September 30, 2013 resulted primarily from an increase in interest expense, the change in value of the convertible debt with embedded option feature, other income from the change in value of the conversion of convertible notes, partially offset by an increase in interest expense and an increase in the value of the warrant liabilities. Each of these items is more fully discussed in the narrative above under each respective category.

Environmental Action

We have been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim in being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

Changing Prices for Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in the three and nine-months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

As of September 30, 2014, cash was $24 thousand compared to $13 thousand at December 31, 2013.

Net cash used in operating activities was $1.9 million and $0.9 million in the nine-months ended September 30, 2014 and 2013, respectively. In the 2014 period, cash was used primarily for selling, general and administrative and development expenses. In the 2013 period, cash was used for selling general and administrative expenses. The increase in cash used in the nine months ended September 30, 2014 was related primarily to the increases in personnel related costs, costs associated with our becoming a public company on July 8, 2013 as well as development expenses to support our growth and product offerings.

We used cash of $20 thousand to purchase fixed assets during the nine-months September 30, 2014 and cash of $0.8 million was acquired from the VeriTeQ Transaction during the nine-months ended September 30, 2013.

Net cash provided by financing activities totaled approximately $2.0 million and approximately $0.1 million in the nine-months ended September 30, 2014 and 2013, respectively. The cash provided in the 2014 period was from the issuances of promissory notes and release of funds held in restricted bank accounts, partially offset by the partial repayment of senior convertible debt. The cash provided in the 2013 period was from the issuance of a promissory note and the sale of common stock to a member of our board of directors.

Adjustments to reconcile net loss to net cash used in operating activities included the following:

Accounts payable increased to $1.1 million at September 30, 2014 from $0.9 million at December 31, 2013. The increase is due primarily to accounting and legal fees, patent maintenance fees, minimum royalties of $25 thousand that were billed in 2014 and other amounts incurred for selling, general and administrative expenses. We continue to expect accounts payable to increase going forward until such time as we raise enough capital to pay the outstanding invoices, as well as due to the expanded efforts to commercialize our products.

Accrued expenses increased to $3.8 million at September 30, 2014 from $2.7 million at December 31, 2013. The increase is due primarily to higher accrued payroll costs, as all bonuses and certain salaries were being deferred, and accrued royalty obligations, partially offset by the issuance of common stock during 2014 in payment of a portion of investor relations services that were accrued at December 31, 2013. We expect our accrued expenses to decrease going forward as a result of converting approximately $1.8 million of accrued expenses into our Series D Preferred Stock on October 31, 2014. However, we expect to continue to need to defer certain payroll and other accrued costs until such time as we are able to raise enough capital to pay such obligations.

The liability to a former related party under the shared services agreement remained relatively constant at $0.2 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively. We terminated the shared services agreement effective July 8, 2013. On October 20, 2014, the accrued shared services liability was settled by our issuing a convertible promissory note for $0.2 million, which bears interest at the rate of 10% per annum and is due and payable on October 20, 2016. The note may be converted at any time after 190 days of issuance into shares of our common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices calculated at the time of conversion.

As we intend to outsource the manufacture of our Q Inside Safety Technology and other related products, and to maintain “just-in-time” inventory levels, we do not anticipate having to make significant investments in fixed assets or inventory during the next twelve months.

Liquidity

We have incurred operating losses since our inception and we had a working capital deficit of approximately $9.5 million as of September 30, 2014. This compares to a working capital deficit of approximately $6.2 million at December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Subsequent to September 30, 2014, the Company has raised additional funds, converted certain accrued liabilities to preferred stock and converted certain debt into equity (see Note 14 to the consolidated financial statements).

Financing is required immediately and continously to meet our liquidity needs. Our cash position is critically low, and payments critical to our survival are not being made in the ordinary course.

On November 13, 2013, we entered into a financing, which is more fully discussed in Note 5 to the accompanying condensed consolidated financial statements. However, the financing was inadequate to meet our liquidity needs. In addition to the November 13, 2013 financing, since December 31, 2013 to September 30, 2014, we have received approximately $1.5 million from the issuances of other promissory notes (net of $90 thousand of repayments) of which approximately $0.2 million was from related parties. Subsequent to September 30, 2014, we have entered into additional financings, converted a liability under a shared services agreement into a convertible promissory note and issued preferred stock to certain executive officers in settlement of approximately $1.8 million of accrued liabilities. Each of these transactions is more fully described in Note 14 to the accompanying unaudited condensed consolidated financial statements. However, we will need to enter into additional financing transactions to meet our cash requirements over the next twelve months. In order to have the funds necessary to: (i) pay existing accounts payable and accrued expenses; (ii) pay our notes payable that are due on demand or due within the next twelve months; and (iii) to develop and market our technology products, we need to raise additional capital immediately. We do not know whether such additional capital will be available on terms that are acceptable to us, or at all.

Our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including: (i) whether the outstanding convertible notes payable will be converted to stock or be required to be repaid in cash on their maturity dates; (ii) the cash required to service our other outstanding debt and in particular those promissory notes that are due on demand and the subordinated convertible debt with an embedded convertible option, which has a principal balance of $3.3 million due on June 30, 2015; (iii) the cash that will be required to fund our business operations, including the purchasing of capital expenditures related to molds and testing equipment for our Q Inside Safety Technology products; and (iv) the cash required to pay our existing accounts payable and accrued expenses, most of which are past due and/or on extended payment terms, among other items. Failure to raise additional capital in the coming days to fund our operations and to generate positive cash flow from such operations will have a material adverse effect on our financial condition, results of operations and cash flows.

Our historical sources of liquidity have included proceeds from the issuance of preferred stock to settle liabilities to our senior executives, the sale of common stock to investors, proceeds from the issuance of debt, including promissory notes issued to related parties, a shared services agreement with a former related party, proceeds from the VeriTeQ Transaction, the deferral of certain salary and bonuses payments to our senior executives and other employees, extended payment terms with certain of our vendors and proceeds from the sale of a business and assets. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, the exercise of stock options, as well as joint ventures. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. If we were unable to obtain the funds necessary to fund our operations in the coming days, it will have a material adverse effect on our financial condition, results of operations and cash flows and result in our inability to continue operations as a going concern. These conditions indicate that there is substantial doubt about our ability to continue operations as a going concern, as we may be unable to generate the funds necessary to pay our obligations in the ordinary course of business. The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d — 15(e)) as of the end of the quarter ended September 30, 2014. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in timely providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurances of achieving our objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses described below resulted in a restatement of the Company’s financial statements for the year ended December 31, 2013, for the three-months March 31, 2014 and for the three and six-months ended June 30, 2014. As a result, on August 19, 2014, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2013, on August 20, 2014, an amendment to its Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2014, and on September 17, 2014 an amendment to its Quarterly Report on Form 10-Q/A for the three and six-months ended June 30, 2014. Therefore, management has concluded that as of September 30, 2014, the material weaknesses in internal control over financial reporting described below were present.

The material weaknesses included deficiencies in the period-end financial reporting process including insufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements and ineffective monitoring and review activities.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO. To address the material weaknesses described above, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Change in Internal Control Over Financial Reporting

Management became aware of the material weaknesses described above during the preparation of the Company’s Quarterly Report on Form 10-Q filed on August 20, 2014 for the period ended June 30, 2014. To address the material weaknesses, the Company performed additional analyses and other procedures, including reviewing each of the balance sheet accounts and the methods used to determining the fair value of its liabilities as presented in its unaudited condensed consolidated financial statements as of September 30, 2014. However, because on September 30, 2014 management was still in the process of obtaining a sufficient complement of personnel with a level of accounting knowledge commensurate with the Company’s financial reporting requirements, the Company believes that the material weaknesses had not been fully remediated as of September 30, 2014, the date of this report. There were no changes in internal control over financial reporting during the quarter ended September 30, 2014. On October 30, 2014, management hired a chief accounting officer as part of its remediation effort for the material weaknesses described above.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1 of Part I, “Financial Statements — Note 12 – Legal Proceedings.”

ITEM 1A.   RISK FACTORS

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities during the period have been reported on Current Reports on Form 8-K.

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION
(Registrant)

Date: November 18, 2014	By:	/s/ Marc S. Gelberg
	Name:	Marc S. Gelberg
	Title:	Chief Accounting Officer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of VeriTeQ Corporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

3.4	Certificate of Designations of Series D Convertible Preferred Stock (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.1	Securities Purchase Agreement dated July 15, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.2	Convertible Promissory Note dated July 15, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.3	Convertible Note dated July 16, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.4	Securities Purchase Agreement dated July 31, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.5	8% Convertible Redeemable Note due July 31, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.6	8% Convertible Redeemable Back End Note due July 31, 2015 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.7	Collateralized Secured Promissory Note Back End Note due July 31, 2015 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.8	Securities Purchase Agreement dated August 4, 2014 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.9	12% Convertible Redeemable Note due August 4, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.10	12% Convertible Redeemable Back End Note due August 4, 2015 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.11	Collateralized Secured Promissory Note Back End Note due August 4, 2015 (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2014)

10.12	Securities Purchase Agreement dated August 4, 2014 and effective on August 29, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.13	6% Convertible Promissory Note due August 4, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.14	Assignment Agreement dated August 4, 2014 and effective on August 20, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.15	Corbin Note, due August 4, 2015 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.16	Securities Purchase Agreement dated August 13, 2014 and effective August 21, 2014 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.17	8% Convertible Promissory Note, due May 15, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.18	Master Convertible Promissory Note dated August 25, 2015 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.19	8% Convertible Redeemable Note due August 26, 2015 (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 26, 2014)

10.20	Securities Purchase Agreement dated September 30, 2014 and effective on October 2, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.21	12% Convertible Promissory Note due September 30, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.22	Exchange Agreement dated September 30, 2014 and effective on October 2, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.23	$50,000 Note, due September 30, 2015 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.24	Securities Purchase Agreement dated October 1, 2014 and effective October 6, 2014 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.25	8% Convertible Promissory Note, due July 3, 2015 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.26	Securities Purchase Agreement dated October 10, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2014)

10.27	12% Convertible Promissory Note due October 10, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 17, 2014)

10.28	GlucoChip and Settlement Agreement between VeriTeQ Coporation and PositiveID Corporation dated October 20, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.29	$222,115.07 Convertible Promissory Note dated October 20, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.30	$60,000 Convertible Promissory Note dated October 20, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.31	Securities Purchase Agreement between the VeriTeQ Corporation and Magna Equities II, LLC dated November 3, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.32	Form of Convertible Promissory Note due October 31, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.33	Agreement with Scott Silverman to Convert Liabilities to Equity effective October 31, 2014 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.34	Agreement with Randolph Geissler to Convert Liabilities effective October 31, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.35	Second Amended Agreement dated October 31, 2014 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

10.36	Second Amended Agreement dated October 31, 2014 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2014)

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Michael E. Krawitz, Chief Legal and Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith