Form 10-K
period 2014-12-31
VERITEQ
filed 2015-04-14
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-26020

VERITEQ CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3333 S. Congress Avenue, Suite 401,
Delray Beach, Florida 33445
(Address of principal executive offices, including zip code)

 (561) 846-7000
Registrant’s telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.00001 par value	OTC Markets

 Securities registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $4.8 million, computed by reference to the price at which the stock was last sold on that date of $140 per share as reported on the OTC Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2015
Common Stock, $0.00001 par value per share	30,802,114 shares

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

VERITEQ CORPORATION

TABLE OF CONTENTS

Item	Description	Page

	PART I

1.	Business	3
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	16
2.	Properties	16
3.	Legal Proceedings	17
4.	Mine Safety Disclosures	17

	PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7A	Quantitative and Qualitative Disclosures about Market Risk	23
8.	Financial Statements	23
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	23
9A	Controls and Procedures	23
9B	Other Information	24

	PART III

10	Directors, Executive Officers and Corporate Governance	25
11	Executive Compensation	28
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
13	Certain Relationships and Related Transactions, and Director Independence	37
14	Principal Accountant Fees and Services	40

	PART IV

15.	Exhibits and Financial Statements	41
	Signatures	41

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1. BUSINESS

Unless the context otherwise provides, when we refer to the “Company,” “we,” “VeriTeQ,” "VC," or “us,” we are referring to VeriTeQ Corporation and its wholly-owned subsidiaries.

Overview

VeriTeQ Corporation, ("VC"), formerly known as Digital Angel Corporation, acquired its wholly-owned subsidiary, VeriTeQ Acquisition Corporation, ("VAC"), on July 8, 2013 pursuant to the terms of a share exchange agreement, as more fully discussed below, whereby VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC. VAC was founded in December 2011 and is engaged in the business of radio frequency identification technologies, or RFID, for the Unique Device Identification, or UDI, of implantable medical devices. Subject to funds becoming available, the Company also intends to offer radiation dose measurement technologies for use in radiation therapy treatment. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation ("PAH"), from PositiveID Corporation, then a related party.

VeriTeQ is in the early stages of development and its success depends on its ability to obtain financing and realize its marketing efforts. To date, VeriTeQ has generated minimal sales revenue and its operations are subject to all the risks inherent in the establishment of a new business enterprise.

VeriTeQ has proprietary technology, including patents, patents pending, patent licenses, and U.S. Food and Drug Administration ("FDA") cleared and CE marked products. VeriTeQ’s principal line of business is UDI for medical devices. If and when funds become available the Company also expects that radiation dosimeters and other medical sensor applications will develop into a second line of business.

On September 20, 2013, the FDA published in the Federal Register its Final Rule for UDI (the "FDA Rule"), which requires all medical devices distributed in the U.S. that are intended to be used more than once and intended to undergo any form of reprocessing before each use, to carry a UDI directly on the device itself, known as direct part marking. The FDA Rule was issued in response to the passage of the FDA Safety and Innovation Act, which directed the FDA to develop regulations that would create a UDI system for medical devices. Medical devices that are reprocessed and reused will inevitably be separated from their original label and device package, and therefore the FDA states direct part marking is the only way to ensure the accurate identification of such devices.

In October 2004, VeriTeQ’s human-implantable RFID microtransponder, which is the basis for VeriTeQ’s Q Inside Safety Technology, was cleared for use by the FDA. VeriTeQ believes that its Q Inside Safety Technology meets the automatic identification and data capture, or AIDC, technology requirement of the direct part marking mandate of the FDA Rule for reprocessed medical devices. The VeriTeQ UDI system consists of a passive implantable RFID microtransponder called “Q Inside Safety Technology,” a proprietary hand-held reader, and a corresponding database.

VeriTeQ also has proprietary technologies and patents for implantable and wearable radiation dosimeters and bio-sensing technologies. Its radiation dosimeter portfolio includes previously commercialized, FDA cleared and CE marked radiation dosimeter technologies that were formerly used in numerous U.S. hospitals to measure radiation doses in vivo and on the skin surface. VeriTeQ’s OneDose® and DVS SmartMarker® technologies provide radiation oncologists, radiologists, therapists and physicists a tool to know the exact dosage of radiation delivered to a patient at the skin level and at the site of a tumor or tumor area.

Recent Events

Reverse Split of Common Stock

On February 11, 2015, an amendment to our Amended and Restated Certificate of Incorporation became effective to implement a 1-for-1,000 reverse split (the “Reverse Stock Split”) of our outstanding common stock, whereby each 1,000 shares of the Company’s issued and outstanding common stock was automatically, and without any action on the part of the respective holders, combined and converted into one issued and outstanding share of common stock. The Reverse Stock Split resulted in a reduction in the number of issued and outstanding shares of the Company’s common stock from approximately 1.2 billion to approximately 1.2 million. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, as well as all common stock underlying stock options, warrants, convertible notes and convertible preferred stock outstanding immediately prior to the Reverse Stock Split. The Reverse Stock Split was authorized by our Board of Directors, and by our Stockholders at the 2014 Annual Meeting of Stockholders held on December 18, 2014.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

No fractional shares were issued as a result of the Reverse Stock Split and stockholders who otherwise would be entitled to a fractional share received, in lieu thereof, a cash payment equal to the value of the fractional share to which the stockholder would otherwise be entitled based on the per share closing sales price of the Company’s common stock on the effective date of the Reverse Stock Split.

History and Development of the Company

We were initially incorporated in the state of Missouri on May 11, 1993. Effective April 20, 2007, we became a Delaware corporation.

Share Exchange Agreement and 2013 Reverse Stock Split

On June 24, 2013, VAC and its stockholders entered into a share exchange agreement (the "Exchange Agreement") with VC and the closing of the transaction (the "VeriTeQ Transaction") took place on July 8, 2013, also referred to as the Closing Date. Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for 410,759 shares of VC’s Series C Convertible Preferred Stock, par value $10.00 (the "Series C Preferred Stock"). Each share of Series C Preferred Stock was converted into twenty shares of VC’s common stock upon the effectiveness of the 1:30 reverse split of VC's common stock on October 18, 2013 (the "2013 Reverse Stock Split"). Also on October 18, 2013, the Company changed its name from Digital Angel Corporation to VeriTeQ Corporation.

In connection with the VeriTeQ Transaction, all outstanding stock options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock, or the Substitute Options, and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock, or the Converted Warrants. As a result of the Exchange Agreement and the issuance of the Substitute Options and the Converted Warrants, VAC became a wholly-owned subsidiary of VC, and VAC’s former shareholders owned on July 12, 2013 approximately 91% of VC’s common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants), resulting in a change in control.

As a result of the VeriTeQ Transaction, VAC became a wholly-owned subsidiary of VC. The VeriTeQ Transaction was accounted for as a reverse acquisition of VC by VAC under the accounting rules for business combinations, therefore VAC was the accounting acquirer and as a result VAC’s operating results became the historical operating results of the Company. In addition, VAC’s common stock has been presented herein as if it was converted into shares of VC’s common stock at the beginning of the periods presented herein based on an exchange ratio of 0.19083 under the terms of the Exchange Agreement. The exchange ratio took into consideration the 2013 Reverse Stock Split.

VC’s Business Prior to the VeriTeQ Transaction

Through May 3, 2013, VC’s business operations consisted primarily of its mobile game division, doing business as HammerCat Studio. On May 3, 2013, VC sold its mobile game division to MGT Capital Investments, Inc.

PositiveID Animal Health Corporation acquired by VeriTeQ Acquisition Corporation

On January 11, 2012, VAC entered into a stock purchase agreement with PositiveID Corporation ("PSID") to acquire the outstanding stock of PSID’s then wholly-owned subsidiary PAH. Our chairman and chief executive officer is the former chairman and chief executive officer of PSID. In addition, the current chairman and chief executive officer of PSID was a member of our board of directors until July 8, 2013.

Under the terms of the stock purchase agreement, VAC issued approximately 0.8 million shares of its common stock, valued at approximately $0.3 million, for the 5.0 million shares of outstanding stock of PAH and issued a promissory note payable to PSID in the principal amount of $0.2 million with a stated interest rate of 5% per annum (the "PSID Note"). In addition, the then outstanding stock options to acquire shares of PAH were converted into stock options, valued at $0.5 million, to acquire an equal number of shares of VAC’s common stock and VAC assumed obligations under an existing development and supply agreement and agreed to make royalty payments to PSID initially valued at approximately $0.2 million, as more fully discussed below.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

In connection with the acquisition of PAH, VAC entered into a license agreement with PSID (the "Original License Agreement"), under which VAC was granted a non-exclusive, perpetual, non-transferable, license to utilize PSID’s bio sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” (the "Patent") for the purpose of designing and constructing, using, selling and offering to sell products or services related to its business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. Pursuant to the Original License Agreement, PSID was to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under a development and supply agreement between PSID and Medical Components, Inc., or Medcomp, dated April 2, 2009. The total cumulative royalty payments under the agreement with Medcomp will not exceed $0.6 million.

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

Bio Sensor Patents acquired by VeriTeQ Acquisition Corporation

On August 28, 2012, VAC entered into an Asset Purchase Agreement (the "APA") with PSID, whereby VAC purchased all of the intellectual property, including patents and patents pending, related to PSID’s embedded bio sensor portfolio of intellectual property. Under the APA, PSID is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically related to the embedded bio sensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. Minimum royalty requirements, which were to begin in 2013 and thereafter through the remaining life of any of the patents and patents pending, were identical to the minimum royalties due under the Original License Agreement, as amended.

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

VeriTeQ Acquisition Corporation Asset Purchase Agreement with SNC Holding Corp.

In December 2012, VAC entered into an asset purchase agreement and a royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note, in the principal amount of $3.3 million and agreed to make royalty payments based on a percentage of revenue earned from the technology acquired. In addition, under the terms of sublicense agreement related to the technology, VAC made a $20 thousand sublicense payment in February 2013 and agreed to make minimum sublicense payments aggregating $0.2 million over the period from June 2014 to March 2017. The promissory note is convertible into one-third of the beneficial common stock ownership of VC held by our CEO, or 2,148 shares at December 31, 2014. The total purchase price, including estimated royalty obligations of $3.7 million, was approximately $5.8 million. In connection with the asset purchase agreement with SNC Holding Corp., VAC entered into a security agreement whereby certain intellectual property purchased thereunder, including intellectual property related to its dosimeter products, would revert to SNC Holding Corp. in the event of: (i) a default under the promissory note; (ii) failure to pay the minimum royalty obligations; (iii) failure to perform its obligations with respect to commercializing the intellectual property acquired; or (iv) the occurrence of an unauthorized issuance as defined in the agreement. At December 31, 2014, the Company recorded an impairment charge of approximately $5.0 million related to the technology and trademark assets acquired in this transaction, and a corresponding reduction in the fair value of the royalty obligation in the amount of $3.4 million.

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

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

In October 2004, VeriTeQ’s human-implantable RFID microtransponder, which is the basis for VeriTeQ’s Q Inside Safety Technology, was cleared for use by the FDA. VeriTeQ believes that its UDI technology meets the automatic identification and data capture, or AIDC, technology recommendation of the direct part marking mandate of the FDA Rule for reprocessed medical devices. The VeriTeQ UDI system consists of a passive implantable RFID microtransponder called “Q Inside Safety Technology,” a proprietary hand-held reader/scanner, and corresponding database.

We believe the benefits of our UDI Q Inside Safety Technology are as follows:

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

Other challenges we face as they relate to our UDI products include customer specific performance and testing requirements, ISO compliance issues and the length of time for a customer to file with and have our device cleared by the FDA for use in their products. We are also working through issues surrounding the use of our Q Inside Safety Technology products on implantable devices that are made of metal. RFID devices will not “read” when placed directly on metal so our UDI products for these types of devices will need to be encased in plastic or other material to function properly.

Dosimeter Technology

VeriTeQ also has proprietary technologies and patents for implantable and wearable radiation dosimeters and bio-sensing technologies. Its radiation dosimeter portfolio includes previously commercialized, FDA cleared and CE marked radiation dosimeter technologies that were formerly used in numerous U.S. hospitals to measure radiation doses in vivo and on the skin surface. VeriTeQ’s OneDose® and DVS SmartMarker® technologies provide radiation oncologists, radiologists, therapists and physicists a tool to know the exact dosage of radiation delivered to a patient at the skin level and at the site of a tumor or tumor area.

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

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

VeriTeQ has patents, patent applications and patent licenses that protect its intellectual property in the United States and internationally. In addition to the UDI and dosimeter related patents, VeriTeQ also has patents which protect its RFID reader/scanner and microtransponder technologies. VeriTeQ’s RFID reader/scanner and microtransponder technologies could protect differentiated technical characteristics in UDI, radiation dosimetry and biosensor enabled products.

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

Though FDA cleared and CE marked, VeriTeQ’s dosimetry technologies are not currently on the commercial market. To date we have been unable to commercialize these technologies due to a lack of available funds. We do not expect to generate any sales revenue from our dosimeter technology until such time as we are able to complete a significant capital raise. There are currently no commitments for any such financing and no assurances can be given that funds will ever become available on terms that are acceptable to us, or at all.

As a result of the foregoing circumstances with respect to our radiation dosimeter technologies, during the year ended December 31, 2014 we recorded an impairment charge on the assets purchased from SNC Holding Corp. in the amount of $1.6 million.

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

Growth Strategy

We intend to grow our business and product lines organically and through strategic acquisitions.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our products is to align with medical device manufacturers and their distributors, and manufacture the products to their specifications.

Our current customer for our UDI breast implant microtransponders and readers, Establishment Labs, S.A. (“EL”), sells its breast implants under the name Motiva Implant Matrix®. We have a 5-year development and supply agreement with EL which sets for the pricing for our microtransponders and RFID readers/scanners, and provides for revenue share payments to EL where the sale of microtransponders to third parties exceeds certain thresholds. The RFID readers/scanners we sell are used to identify the direct mark contained on the microtransponders, which is a unique identification number. We buy our readers from a manufacturer and resell them at a mark-up. We do not yet have an agreement in place with the manufacturer of the RFID readers/scanners.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Other targeted customers are:

UDI Products

Breast Implant Manufacturers-Allergan, Mentor, Sientra, among others;

Vascular Port Manufacturers – CR Bard, Smiths;

Artificial Joint Manufacturers- Stryker, Zimmer, Synthes, Wright, Boston Scientific, among others;

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

Intellectual Property

VeriTeQ has proprietary technology, including patents, patents pending, patent licenses, and FDA cleared and CE marked products. Certain of our patents are subject to security and/or license agreements that require us to make certain payments, including the payment due under a promissory note, in order for us to retain exclusivity and/or usage.Our patent that relates to the use of our Q Inside Safety Technology in a breast implant is jointly owned with EL. Pursuant to our agreement with EL, we have agreed to pay them a 10% royalty in any year in which sales of the Q Inside Safety Technology for breast implants to third parties exceeds 100,000 microtransponders. Q Inside Safety Technology is a trade name being used in connection with the Company’s UDI products and, as discussed above, we are branding our dosimeter products as Q Inside SmartMarker. Other registered trade names are VeriTeQ’s OneDose® and DVS SmartMarker®. Destron Fearing Corporation and its parent, Allflex U.S.A. Inc., have covenanted not to sue the Company for its use of any intellectual property in human applications. Accordingly, we have the ability to deploy any of their technology and/or patents created before November 2008 free of charge for use in the medical field.

Manufacturing; Supply Arrangements

VeriTeQ’s products are manufactured by third parties. Its Q Inside product is manufactured by RFID Solutions in Malaga, Spain under a verbal agreement. We source our readers/scanners from a third party manufacturer. Currently, we purchase readers from Destron Fearing Corporation, the manufacturer, under a simple purchase order process rather than under a written agreement. VeriTeQ’s radiation dosimeter products were previously manufactured by Bourns, Inc., a Riverside, California-based company. To date, we have not had material difficulties obtaining any of the materials for our products; however, we have not purchased significant qualities to date. We believe that if any of our manufacturers or suppliers were to cease supplying us with products, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

Internet Website

Our internet website address is www.veriteqcorp.com. The information on this website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Seasonality

We do not believe that our business in significantly impacted by seasonality.

Employees

At March 31, 2015, we employed 11 full-time employees and two part-time employees. We believe we have a positive relationship with our employees.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Geographic Areas

Our operations are located in the U.S. However, our sole customer during the years ended December 31, 2014 and 2013, EL, is based in Costa Rica.

Dependence on One or a Few Major Customers

All of our revenues for the years ended December 31, 2014 and 2013 were sourced from a single customer, EL.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations and Business

We have a history of losses, working capital deficit and stockholders’ deficit, and we expect to incur additional losses in the future. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

For the years ended December 31, 2014 and 2013, we experienced net losses of $3.9 million and $18.2 million, respectively. Our working capital deficit and accumulated deficit at December 31, 2014 was $7.2 million and $23.7 million, respectively. We reported $151,000 and $18,000 of revenue for the years ended December 31, 2014 and 2013, respectively. Until one or more of the products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit. As a result, we did not generate positive cash flow from operations for the years ended December 31, 2014 and 2013. We expect to continue to incur operating losses for the near future, and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2014 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

We are introducing new products without a record of sales in the marketplace, and if we are not successful in launching some of our products, we may need to cease ongoing business operations.

Our success depends upon our ability to obtain financing and generate revenues from the sale of our products. To date, we have generated minimal sales revenue, incurred expenses and sustained significant operating and net losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. If our products fail to gain market acceptance, we will be unable to achieve the necessary revenues, which will allow us to remain in business. Notwithstanding the need for our products in the marketplace, products like ours do not yet exist, and may not be accepted.

There can be no assurance that the products we intend to offer will be accepted by the marketplace and we may never operate profitably, even in the long term. Operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered in commercializing new products and services. If our business plan is not successful and we are not able to operate profitably, investors may lose some or all of their investment in us.

Our failure to raise additional capital to fund our operations and complete our work in introducing our products and launch an effective marketing campaign could reduce our ability to compete successfully and adversely affect our results of operations.

We need to raise additional funds to finance our operations and to achieve our strategic objectives, and we may not be able to obtain additional debt or equity financing on terms that are acceptable to us, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

If we cannot raise the additional capital we need on acceptable terms, we may not be able to, among other things:

●	fund our operations and pay our existing and past due operating expenses;
●	continue to expand our technology development, sales and/or marketing efforts;
●	hire, train and retain employees; or
●	develop and enhance our existing products and services.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations and our ability to continue as a going concern.

We have limited resources compared to some of our potential competitors and we may not be able to compete effectively and increase market share.

The success of a technology/medical device business like ours is dependent not only upon its intellectual property, but also upon reaching the market quickly, safely and effectively. Notwithstanding patent protections, it is possible that another technology/medical device company could develop a non-infringing product that meets the same needs that are addressed by our products. A larger, better capitalized or better connected technology/medical device company could be able to innovate more quickly and reach the market using far more resources. As a result, a competitor could reach the market first, blocking us from some or all of the market for our products.

We may have challenges in selling our products that a well-known brand would not have and our ability to negotiate financing sources and customer contracts may be more difficult for us than for competitors with greater resources.

As a new company, we do not have a reputation that larger, well established companies have. Particularly in the technology/medical device market, in which trust in product quality is important, the absence of a proven reputation could make selling our products more difficult. Conversely, if our products are well received in the market, we may have challenges associated with rapid growth, such as needing capital for inventory, IT infrastructure and personnel.

Our lack of significant resources and operating history could result in difficulties in negotiating favorable or market-rate terms for our required debt or equity financings, as the risk of engaging in a financing transaction with us is higher than it would be with a more established entity. Similarly, we will need to sell our products almost exclusively to organizations that are much larger than we are. These organizations will usually have enhanced strength in any negotiations because they are not as dependent on their relationship with us we are on our relationship with them.

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing upon the intellectual property rights of third parties.

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

Our results of operations may be adversely affected if our intangible assets were deemed to be impaired.

As of December 31, 2014, our intangible assets, net of accumulated amortization, totaled $1.5 million. We assess the fair value of our intangible assets whenever events occur or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If we determine that an impairment has occurred, then we are required to write off the impaired portion of the intangible assets. An impairment charge could have a material adverse effect on our operating results and financial condition, and for the year ended December 31, 2014 we recorded a charge of $5.0 million for the impairment of some of our dosimeter-related intangible assets and a corresponding reduction in the fair value of the royalty obligation of $3.4 million.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Our industry changes rapidly as a result of technological and product developments, which may quickly render our product candidates less desirable or even obsolete. If we are unable or unsuccessful in supplementing our product offerings, our revenue and operating results may be materially adversely affected.

The industry in which we operate is subject to rapid technological change. The introduction of new technologies in the market, as well as new alternatives for the delivery of products and services, will continue to have a profound effect on competitive conditions in this market. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes on a timely basis. If our product candidates are not accepted by the market as anticipated, if at all, our business, operating results, and financial condition may be materially and adversely affected.

We have pledged our intellectual property, and may pledge more in the future, in connection with financing transactions. If we default on our obligations under the terms of those agreements, the secured parties can take our intellectual property, which would hurt our ability to sell our products and maintain a competitive advantage and could have a material adverse effect on our business.

Under the terms of a financing we entered into in November 2013 and an asset purchase agreement with SNC Holdings Corp. that we entered into in December 2012, certain intellectual property, including intellectual property related to our UDI and dosimeter products is pledged as security. If we default on our obligations under the terms of those agreements, the secured parties can take our intellectual property. As of March 31, 2015, we are in payment default of two promissory notes with an aggregate principal amount of approximately $0.2 million related to the November 2013 financing and the remaining notes related to that financing become due in July of 2015. The loss of our intellectual property or the rights to the exclusive use of certain intellectual property will hurt our ability to sell our products and/or maintain a competitive advantage.

Our success depends on continuing to hire and retain qualified personnel, including our directors and officers and our technical personnel. If we are not successful in attracting and retaining these personnel, our business will be adversely impacted.

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

We intend to develop a customer base, expand our product offerings and pursue market opportunities. The expansion of our operations and customer base is expected to place a significant strain on our management, operational and financial resources. There can be no assurance that our current management or sales, marketing and support or technical personnel will be able to support our future operations or to identify, manage and exploit potential market and technological opportunities. If we are unable to manage growth effectively, such inability could have a material adverse effect on our business, financial condition and results of operations.

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

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 (approximately $61,000) of the proceeds from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, additional claims submitted to the liquidator could result in the Company being required to pay additional amounts to cover its share of Signature’s outstanding liabilities. The Company has estimated a potential additional liability of approximately $159,000. The Company expects the liquidation process to be completed by the middle of 2015, although it could extend beyond the expected timeframe.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

We may be involved in legal claims which could materially adversely affect us.

Claims or disputes against the Company may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming and disruptive to our operations.

Medical devices are subject to products liability claims, and such claims, regardless of merit, could be disruptive and costly, and may exceed any insurance we have in connection with product liability. Although our management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations could be materially adversely affected. Further, such outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us, all of which could have a material impact on our business, liquidity, results of operations or financial condition.

Failure to maintain proper and effective internal controls could adversely affect our operating results, our ability to produce financial statements that comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”), our ability to operate our business and our stock price.

During the course of our testing of our internal controls, we may identify material weaknesses or significant deficiencies in our internal controls that will have to be remediated. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, and entail substantial costs in order to modify our existing accounting systems, which take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or our subsequent inability to produce financial statements that comply with U.S. GAAP on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price.

In connection with the errors discussed in our Annual Report on Form 10-K/A filed with the SEC on August 19, 2014, management identified material weaknesses in our internal control over financial reporting. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. Although the Company believes that these material weaknesses have been fully remediated as of the filing date of this report, and that the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, any failure to continue to maintain internal control over financial reporting in the future could have a material adverse effect on our business, financial condition and our stock price.

Risks Related to Our Common Stock

Because our Chairman and CEO owns a substantial percentage of our voting stock, he may be able to exercise greater control over the decisions and direction of the Company than other stockholders.

Mr. Scott Silverman, our Chairman and CEO, holds 1,400 shares of our Series D Convertible Preferred Stock, and beneficially owns 443,044,416 shares of our outstanding common stock, representing approximately 72% of the voting rights of the Company. As such, Mr. Silverman will have greater influence in determining the outcome of all matters submitted to a vote of our stockholders, including but not limited to mergers, acquisitions, the sale of substantially all of our assets, the power to prevent or cause a change of control of the Company and the election of directors. Even if Mr. Silverman’s voting rights were to be reduced below 50% of the voting rights outstanding, he will continue to maintain significant influence over the outcome of such matters. The interests of Mr. Silverman may differ from those of other stockholders.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2013 to March 31, 2015, the price per share of our common stock has ranged from a high of $3.30 to a low of $0.0018. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

In addition, the market price of our common stock may fluctuate significantly in response to a number of other factors, many of which are beyond our control, including but not limited to the following:

●	Our ability to obtain securities analyst coverage
●	Changes in securities analysts’ recommendations or estimates of our financial performance
●	Changes in the market valuations of companies similar to us
●	Announcements by us or our competitors of significant contracts, new offerings, acquisitions, commercial relationships, joint ventures, or capital commitments
●	Failure to meet analysts’ expectations regarding financial performance

Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us, regardless of its merit, could result in substantial costs and divert the attention of our management from other business concerns, which in turn could harm our business.

Because we will be subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The SEC has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities, which may increase the difficulty Investors experience in attempting to liquidate such securities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and lack of a liquid market.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to our debt instruments and outstanding warrants

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 10,005,000,000 shares of capital stock, consisting of 10,000,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 31, 2015, there are 30,802,114 shares of our common stock outstanding, and there are 2,197 stock options outstanding and we have 255,069,924 shares of our common stock reserved for issuance under our stock option plans. We also have as of March 31, 2015 outstanding warrants for the issuance of 2,657,452,539 shares of our common stock, and convertible notes outstanding convertible into an aggregate of 2,557,606,165 shares of our common stock. Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. In addition, the terms of the convertible promissory notes issued by us in November 2013 and 2014 provide for reductions in the conversion price per share of the notes and in the exercise price of associated warrants, if applicable, in the event that we issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the conversion or exercise price of the outstanding notes or warrants. These provisions have resulted in significant dilution of our common stock during the latter half of 2014.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

To fund our business, we will need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our amended and restated certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

In the aftermath of the reverse split of our common stock, the market price for our common stock may not maintain its post-split market price.

On December 18, 2014, our stockholders empowered our Board of Directors to, subject to certain parameters, effectuate a reverse split of the Company’s outstanding common stock. On February 11, 2015, the Reverse Stock Split became effective whereby each 1,000 shares of our common stock were combined and converted into one issued and outstanding share of common stock. We cannot be certain that the Reverse Stock Split will have a long-term positive effect on the market price of our common stock, or increase our ability to consummate acquisitions or financing arrangements in the future. The market price of our common stock is based on factors that may be unrelated to the number of shares outstanding.  These factors include our performance, general economic and market conditions and other factors, many of which are beyond our control.  The market price for our post-split shares may not rise or remain constant in proportion to the reduction in the number of pre-split shares outstanding before the Reverse Stock Split.  Accordingly, the total market capitalization of our common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split.   In addition, the post-split market price of our common stock may not equal or exceed the market price prior to the Reverse Stock Split.

We are unlikely to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and expand our business and therefore do not expect to pay any cash dividends in the foreseeable future. The payment of dividends is also subject to provisions of Delaware law prohibiting the payment of dividends except out of surplus and certain other limitations, as well as the provisions contained in our senior notes payable.

Pursuant to the terms of our outstanding convertible promissory notes, the occurrence of certain events may require us to pay cash to holders of certain notes and warrants, and we may not have sufficient working capital to make such cash payments.

Upon the occurrence of certain events, including but not limited to the following, we may be required to make a payment in cash to the holders of certain notes:

●	upon maturity of the notes, if not otherwise redeemed or converted;
●	upon a change in control (as defined in the notes);
●	upon an event of default (as defined in the notes), including our failure to pay any amount of principal, default interest, late charges or other amounts when due, after applicable cure periods;
●

if shares issuable upon conversion of the notes or exercise of certain warrants are not registered for resale on an effective registration statement or are otherwise not freely tradable under any state or federal securities laws; and

●	our failure to issue shares of common stock upon conversion of the notes or upon exercise of the warrants on a timely basis.

We may not have sufficient working capital to make such cash payments, or to the extent we are able to make such cash payments, it will reduce the amount of working capital we have to operate our business. Promissory notes with an aggregate principal amount of approximately $0.2 million matured on November 13, 2014. To date, we have not repaid these notes and no action has been taken against us by the holders with respect to these notes.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Anti-dilution and other provisions in outstanding notes and warrants may also adversely affect our stock price or our ability to obtain additional financing.

The notes and warrants that we issued in the November 2013 financing and the notes we issued in 2014 contain anti-dilution provisions that provide for adjustment of the conversion price of the notes and the exercise price of the associated warrants under certain circumstances. If we issue or sell shares of our common stock, or securities convertible into our common stock, at prices below the conversion price or exercise price, as applicable, the conversion price of the notes will be reduced and the exercise price of the warrants will be reduced and the number of shares issuable under the warrants will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the notes and the warrants and will depend on the number of shares issued and the offering price of the subsequent issuance of securities. Adjustments to the notes and warrants pursuant to these anti-dilution provisions have resulted in significant dilution to our existing stockholders and adversely affected the market price of our common stock, and may continue to do so in the future. The anti-dilution provisions may also limit our ability to obtain additional financing on terms acceptable to us.

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

We could use preferred stock to fund operations or resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, of which 1,841 shares of Series D Preferred Stock are currently issued and outstanding. Our amended and restated certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

●	Dividend and liquidation preferences
●	Voting rights
●	Conversion privileges
●	Redemption terms
●	Other privileges and rights of the shares of each authorized series

The issuance of large blocks of preferred stock could possibly have a dilutive effect to our existing stockholders. It can also negatively impact our existing stockholders’ liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management. This could occur if we become subject to a hostile takeover that could ultimately benefit our stockholders and us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Delray Beach, Florida. As of December 31, 2014, we occupied approximately 3,185 square feet of office space under a lease that we terminated on January 14, 2015. Effective January 15, 2015, we entered into a new lease for approximately 1,862 square feet that expires in April 2018. In addition, we occupy approximately 2,401 square feet of office space and 515 square feet of warehouse space in Plymouth, Minnesota under the terms of a verbal, month-to-month lease. Total monthly rent payments for these properties, including common area maintenance and real estate taxes, is approximately $6,500 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the fiscal year ended December 31, 2013 and through October 13, 2014, our common stock was traded on the OTCQB Marketplace. Since October 14, 2014, our common stock has been trading on the OTC Pink Marketplace under the symbol “VTEQ.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$7.90	$1.50
Quarter ended September 30, 2014	$160.00	$4.50
Quarter ended June 30, 2014	$1,210.00	$110.00
Quarter ended March 31, 2014	$2,400.00	$650.00

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$4,300.00	$1,510.00
Quarter ended September 30, 2013	$3,000.00	$900.00
Quarter ended June 30, 2013	$1,800.00	$600.00
Quarter ended March 31, 2013	$3,300.00	$1,200.00

The quotations set forth above give effect to the 1:1,000 reverse split of our common stock effective as of February 11, 2015, and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 31, 2015, the closing sale price of our common stock on the OTC Pink Marketplace was $0.0023 per share.

Holders

As of March 31, 2015, there were 155 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Delaware law and the terms of our senior debt and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities/Recent Purchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

OVERVIEW

Our Business

Prior to July 8, 2013, our business operations consisted primarily of our mobile game division, doing business as HammerCat Studio. On May 3, 2013, we sold our mobile game division. Since the consummation of the Exchange Agreement and the closing of the VeriTeQ Transaction on July 8, 2013 (see Item 1, “History and Development of the Company”), we have been engaged in the business of RFID technologies for the UDI of implantable medical devices, and radiation dose measurement technologies for use in radiation therapy treatment. Our success depends on our ability to obtain financing and execute our comprehensive business plan. To date, we have generated minimal sales revenue and our operations are subject to all the risks inherent in the establishment of a new business enterprise.

The near term focus of our business plan is to align with medical device manufacturers and their distributors, and manufacture our products to their specifications. Our current customer for UDI breast implant microtransponders and readers, Establishment Labs, S.A. (“EL”), sells its breast implants under the name Motiva Implant Matrix®.

The RFID readers/scanners we sell are used to identify the direct mark contained on the microtransponders, which is a unique identification number. We buy our readers from a manufacturer and resell them at a mark-up. Our current plan is to continue to outsource our manufacturing operations to third parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the lives of long-lived assets; (ii) valuation models used in determining the beneficial conversion feature or embedded conversion options associated with convertible debt; (iii) determining the fair value of a promissory note with an embedded convertible option; (iv) determining valuation allowances for deferred tax assets; (v) Black-Scholes or other valuation models used to estimate the fair value of stock-based compensation and warrants; and (vi) the liability for royalty obligations.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Convertible Debt

Since November of 2013, we have funded our operations primarily through the issuance of promissory notes that are convertible, at the option of the holder, into shares of our common stock at variable conversion prices based on the market value of our common stock at the time of the conversion. The terms of these convertible promissory notes generally provide that if the Company were to issue or sell any shares of its common stock in connection with a subsequent placement for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of common stock, then the conversion price is reduced to the amount of the consideration per share received for such issuance. As a result, we recognize a liability for the fair value of these embedded conversion options at the time of issuance and record gains or losses in our consolidated statement of operations for changes in the fair value of these conversion options at each accounting period.

Revenue Recognition

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed and determinable, and collectability is reasonably assured. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and year to year.

Income Taxes

We have adopted Accounting Standards Codification subtopic 740-10, Income Taxes, (“ASC 740-10”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statement. Under this method, deferred tax liabilities and assets are determined for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets when we determine that it is more likely than not that we will fail to generate sufficient taxable income to be able to utilize the deferred tax assets.

As of December 31, 2014, we had an aggregate valuation allowance against all of our U. S. net deferred tax assets of approximately $5.9 million and we had U.S. net operating loss carryforwards of $10.8 million.

Loss per Common Share and Common Share Equivalent

Basic and diluted loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Since we have incurred losses attributable to common stockholders, diluted loss per common share does not give effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise or conversion of stock options, warrants and convertible notes payable.

Impact of Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 removes the concept of development stage companies from the FASB Codification, including the previous requirement that certain companies include inception-to date information and other disclosure requirements of Topic 915. The guidance is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early adoption permitted. ASU 2014-10 also clarifies that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments regarding Topic 275 and the sufficiency-of-equity-at-risk criterion for development stage entities of Topic 810 are to be applied prospectively. Beginning with the quarter ended September 30, 2014, we chose the early adoption of ASU 2014-10 and, accordingly, eliminated the inception–to-date information that had been previously presented in the Company’s consolidated financial statements.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue and Gross Profit

We generated $151,000 of revenue and $89,000 of gross profit during the year ended December 31, 2014, as compared to revenue and gross profit of $18,000 and $11,000, respectively, during the year ended December 31, 2013, all of which was related to the sale of our Q Inside Safety Technology product. We expect our revenue to continue to increase during 2015 and beyond as we fulfill orders under our exiting development and supply contract with EL and as we obtain new customers. We expect that substantially all of our revenue for 2015 will be related to sales our Q Inside Safety Technology products for the breast implant market. We anticipate that opportunities for application of our Q Inside Safety Technology to other implantable medical devices and sales of our dosimeter products will materialize beginning in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including development expenses were $5.6 million for the year ended December 31, 2014, as compared to $6.0 million for the year ended December 31, 2013. The decrease is largely due to a decrease in stock-based compensation of $1.3 million in 2014 as all of our outstanding stock options became vested in early January of 2014, the absence of $0.4 million of transaction expenses related to the VeriTeQ Transaction which took place in 2013, partially offset by increases in other employee compensation expense of $1.1 million and professional fees of $0.2 million in 2014. We expect our selling, general and administrative expenses to approximate their 2014 levels during 2015 and to increase in future years as we grow our business.

Asset Impairment Charge

At December 31, 2014, we determined that the intangible assets related to our radiation dosimeter technologies, which have yet to generate any revenue for us, were fully impaired. As a result, we recorded an impairment charge in 2014 of $5.0 million for the unamortized portion of these assets, and a corresponding reduction in the fair value of the associated royalty obligations in the amount of $3.4 million.

Depreciation and Amortization Expense

We incurred $0.6 million of depreciation and amortization expense for the years ended December 31, 2014 and 2013, primarily related to technology, customer relationship and trademark intangible assets resulting from two acquisitions during 2012. We expect depreciation and amortization expense to decrease significantly in 2015 due to the write-off of the radiation dosimeter intangibles in 2014, and to gradually increase thereafter as we incur capital expenditures to support the anticipated expansion of our business operations.

Interest Expense

Interest expense was $2.5 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively. The interest expense for the year ended December 31, 2013 relates primarily to a financing with several investors that we entered into in November 2013. Non-cash interest expense in 2014 amounted to $2.4 million, comprised primarily of amortization of debt discount. Approximately $6.7 million of 2013 interest expense was non-cash interest expense related to with a financing transaction that closed in November 2013, including: (i) the accretion of debt discount of approximately $0.2 million; (ii) $3.2 million of discount associated with the fair value of the warrants issued in connection with the financing; (iii) $2.8 million related to the initial fair value of the conversion options of the convertible notes and (iv) the amortization of financing costs of $0.4 million. If we enter into additional convertible debt financings, which include the issuances of warrants and beneficial conversion features, or if we modify the terms of our existing convertible debt and warrants we may be required to record significant interest expense in future periods.

Other (Income) Expense

Other income/expense for the year ended December 31, 2014 includes a gain on the change in fair value of conversion options embedded in notes payable in the amount of $3.2 million, a gain on the change in fair value of convertible debt in the amount of $4.6 million and a loss on the change in the fair value of warrants that do not qualify for equity treatment in the amount of $1.5 million. For the year ended December 31, 2013, we recorded losses on the change in fair value of conversion options embedded in notes payable, the fair value of convertible debt and warrant liabilities in the amount of $0.4 million, $2.8 million and $1.3 million, respectively. We expect that the embedded conversion options within outstanding notes payable, the outstanding $3.3 million convertible note related to our acquisition of SNC and the outstanding warrant liabilities will continue to result in significant fluctuations to our results of operations, as these instruments, or securities with similar terms that we may issue in the future, require a determination of fair value in each reporting period, and changes in these fair values are required to be recognized through our statement of operations.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Net Loss

The net loss was for the year ended December 31, 2014 was $3.9 million, as compared to $18.2 million for the year ended December 31, 2013. The decrease in net loss for 2014 was primarily due to the net gain from changes in fair value of the foregoing derivative instruments of $6.3 million, as compared to net losses from the change in fair value from these instruments of $4.4 million in 2013, and a $4.6 million decrease in interest expense, partially offset by the $1.6 million asset impairment change in 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and generated only nominal revenues since our inception. Our working capital deficit at December 31, 2014 was $7.2 million and our cash balance at December 31, 2014 was $77,000. Our cash position is critically deficient, and payments critical to our ability to operate are not being made in the ordinary course. Failure to raise capital in the coming days to fund our operations will have a material adverse effect on our financial condition, raising substantial doubt about our ability to continue as a going concern.

The Company’s fixed monthly operating expenses amount to approximately $175,000. In addition, as of March 31, 2015, we are in payment default on existing indebtedness in the approximate amount of $0.3 million, and substantially all of our $6.5 million of existing indebtedness at December 31, 2014 will become due in the next twelve months. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.

We are seeking to consummate a significant sale of our equity securities or refinancing of our existing indebtedness which would provide us with the necessary working capital to continue to execute our business plan. There are currently no commitments for any such financings and no assurances can be given that funds will be available on terms that are acceptable to us, or at all. In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce sell assets or possibly curtail or even cease operations.

A summary of our cash flows for the periods indicated is as follows:

(in thousands)	Year Ended December 31,
	2014	2013
Cash used in operating activities	$(2,593)	$(1,954)
Cash (used) provided by in investing activities	(35)	947
Cash provided by financing activities	2,692	837
Increase in cash and cash equivalents	64	(170)
Cash and cash equivalents, beginning of year	13	183
Cash and cash equivalents, end of year of year	$77	$13

Cash used in operating activities was $2.6 million for the year ended December 31, 2014, as compared to $2.0 million for the year ended December 31, 2013. The following table illustrates the primary components of our cash flows from operations:

(in thousands)	Year Ended December 31,
	2014	2013
Net loss	$(3,910)	$(18,201)
Non-cash expenses, gains and losses	(591)	14,222
Accounts payable and accrued expenses	1,826	2,053
Other	82	(28)
Cash used in operating activities	$(2,593)	$(1,954)

Cash used in investing activities for the year ended December 31, 2014 was $35,000, comprised of purchases of property and equipment. Cash provided by investing activities for the year ended December 31, 2013 was $0.9 million, consisting of cash acquired from the acquisition of VeriTeQ Corporation of $0.8 million and proceeds from the sale of marketable securities of $0.1 million.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Cash provided by financing activities for the year ended December 31, 2014 was $2.7 million, consisting of proceeds from the sale of notes payable of $2.3 million, the release of restricted cash in 2014 $0.9 million related to our November 2013 financing and the repayment of notes payable of $0.5 million. Cash provided by financing activities for the year ended December 31, 2013 was $0.8 million, consisting of proceeds from the sale of convertible notes of $1.7 million, partially offset by the placement of $0.9 million into restricted cash accounts in accordance with the terms of the November 2013 financing.

Inflation

We do not believe that inflation has had a material effect on our Company's results of operations.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Off-balance sheet arrangements consist of transactions, agreements or contractual arrangements to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts.
●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.
●

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the Company’s stock and classified in stockholder’s equity in the Company’s statement of financial position.

●

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of December 31, 2014, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements required by this item are included after Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness at December 31, 2014 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value. Partly due to this deficiency, the Company was required to restate its financial statements for the year ended December 31, 2013, for the three-months March 31, 2014 and for the three and six-months ended June 30, 2014. As a result, the Company filed an amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2013 on August 19, 2014, an amendment to its Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2014 on August 20, 2014 and an amendment to its Quarterly Report on Form 10-Q/A for the three and six-months ended June 30, 2014 on September 17, 2014.

In order to remediate this material weakness, the Company intends to identify and engage additional third party expertise with the appropriate financial background and skill level to perform the proper valuation analysis on the Company’s derivative financial instruments, so that changes in their fair values can be properly recorded on a timely basis.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving the Company’s stated goals under all potential future conditions. Therefore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Although management appointed a chief accounting officer and implemented additional procedures related to the review and analysis of its balance sheet accounts, the terms of new issuances of debt and equity securities and the methods used in determining the fair value of its liabilities as presented in its consolidated financial statements during the quarter ended December 31, 2014, the Company has not fully remediated its material weakness as of December 31, 2014, and remediation efforts will continue into fiscal 2015. There were no other changes to the Company’s procedures related to internal control over financial reporting during the quarter ended December 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, their ages and business experience, as of March 31, 2015, are set forth below:

Name	Age	Position

Scott R. Silverman	51	Chairman of the Board of Directors/Chief Executive Officer

Barry M. Edelstein	51	Director

Daniel E. Penni	67	Director

Shawn A. Wooden	41	Director

Scott R. Silverman

Mr. Silverman has served as the Company’s chief executive officer and chairman of its Board of Directors since July 2013. Previously, Mr. Silverman served as the chairman of the Board of Directors of PositiveID Corporation from November 2008 until December 2011, and as chief executive officer from August 2009 until August 2011. He previously served as chief executive officer of PositiveID Corporation, then known as VeriChip Corporation, from December 2006 through July 2008, as chairman of its Board of Directors from March 2003 through July 2008, and as a member of its Board of Directors from February 2002 through July 2008. Mr. Silverman served as the chairman of Steel Vault Corporation from January 2006 until November 2009. He also served as a member of the Board of Directors of Gulfstream International Group, Inc. from September to October, 2010. Mr. Silverman served as chief executive officer and chairman of the Board of Directors of the Company from March 2003 to December 2006, and chairman of Destron Fearing Corporation (then known as Digital Angel Corporation) a then majority-owned subsidiary of the Company from March 2003 to July 2007. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania. Mr. Silverman was selected to serve as a director on our Board of Directors because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, his general business expertise and his experience in leading publicly-held companies.

Barry M. Edelstein

Mr. Edelstein has served as a director of the Company since July 2013. Mr. Edelstein has served as managing partner of Structured Growth Capital, Inc., a boutique investment banking firm, since January 2009. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation, a majority-owned subsidiary of ours (then known as Digital Angel Corporation) from August 2007 until December 2007, and he served on Destron Fearing Corporation’s Board of Directors from June 2005 to December 2007. Mr. Edelstein has served as the chairman of ScentSational Technologies, LLC since 2002. Mr. Edelstein served as President of GlobalCom Telecommunications, LLC which he co-founded in 1992 and which was acquired in 1997 by Comcast Corporation, where he then served as a divisional vice president until 2002. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law. Mr. Edelstein served as a member of the Board of Directors of PositiveID Corporation from January 2008 to June 2013. Mr. Edelstein was nominated to the Board of Directors due to his past business experience, including as a director and officer of one of our former subsidiaries, and his knowledge of our industry.

Daniel E. Penni

Mr. Penni has served as a director since March 1995 and as chairman of our Board of Directors from July 3, 2007 to July 7, 2013. From May 3, 2013 to July 7, 2013, he served as our interim chief executive officer and president. Mr. Penni also served as our interim chief executive officer and president from January 31, 2012 to August 23, 2012. From September 1988 until December 2005, Mr. Penni was employed by Arthur J. Gallagher & Co., an insurance brokerage and risk management services firm, where he served in several positions, including his final position as area executive vice president. He has worked in various sales and administrative roles in the insurance business since 1969. He also served on the board of trustees of the Massachusetts College of Pharmacy and Health Sciences in Boston from 1989 through June 2006 and served as the chair of finance, the corporate treasurer and the chair of the audit committee at various times during his service period. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College. Mr. Penni was a member of the Board of Directors of VeriChip Corporation, n/k/a PositiveID Corporation (a former subsidiary of ours) from June 2004 until January 2008. Mr. Penni was selected to serve as a director on our Board of Directors because of his specific experience and proven expertise in our industry, his past and continuing contributions to the Company, and his general expertise and perspective on our business.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Shawn A. Wooden

Mr. Wooden runs Wooden Wealth Strategies, a full-service financial services and investment boutique firm. He earned his bachelor of science from the University of Notre Dame in Computer Science. After graduation, he began a nine year career in the National Football League, where he played for the Miami Dolphins and the Chicago Bears. After retiring in 2005, Mr. Wooden transitioned into the financial services industry where he has earned the Financial Industry Regulation Authority (FINRA) Series 6, 7, 63, and 65 licenses, as well as the Life Underwriter Training Council Fellow (LUTCF) professional designation. Mr. Wooden also earned a Certificate for Retirement Planning from the Wharton School of Business in Pennsylvania.

Executive Officers

Our executive officers, their ages and business experience, as of March 31, 2015 are set forth below:

Name	Age	Position
Scott R. Silverman	51	Chief Executive Officer
Randolph K. Geissler	54	President
Michael E. Krawitz	45	Chief Legal and Financial Officer
Marc S. Gelberg	49	Chief Accounting Officer and Vice President of Financial Reporting

Scott R. Silverman	A summary of Mr. Silverman’s experience is set forth above.

Randolph K. Geissler

Mr. Geissler is currently the Company’s president. He also is currently the chief executive officer of Geissler Corporation. Mr. Geissler previously served as the chief executive officer of Geissler Technologies from 2004 to 2008 and as chief executive officer of Destron Fearing Corporation (then known as Digital Angel Corporation) from 1993 to 2003. Mr. Geissler specializes in managing companies and technologies focused on RFID, and he is the developer of the implantable microtransponder for animal identification.

Michael E. Krawitz

Mr. Krawitz was appointed our chief legal and financial officer effective January 31, 2014. He served as a member of our Board of Directors from July 2013 to June 2014. Mr. Krawitz served as chief executive officer of PEAR, LLC, a provider of renewable energy and financing for renewable energy projects, from February 2011 to January 31, 2014. From July 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of the Company from December 2006 to December 2007, executive vice president from March 2003 until December 2006, and as a member of the Company’s Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault Corporation from July 23, 2008 until November 11, 2009 and has served on the Board of Directors of PositiveID Corporation since November 2008. He practiced law at Fried, Frank, Harris, Shriver & Jacobson in New York from 1994 to 1999. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

Marc S. Gelberg

Mr. Gelberg was appointed our chief accounting officer and vice president of financial reporting effective October 30, 2014. Mr. Gelberg was previously corporate controller of Fusion Telecommunications International, Inc., a provider of unified communications and cloud services, since April of 2011, assuming the additional responsibilities of vice president of finance and senior vice president of finance in November of 2012 and March of 2014, respectively.  From November of 2010 through March of 2011, Mr. Gelberg served as an SEC Reporting consultant for China Direct Industries, Inc., primarily serving its client companies.  From February of 2008 through September 2010, Mr. Gelberg was vice president, corporate controller for Cross Match Technologies, Inc. and from July of 2006 through February of 2008 he was vice president of accounting and financial reporting for ION Media Networks, Inc. Mr. Gelberg holds a Bachelor’s Degree in Economics from the State University of New York at Albany, and received his certified public accounting certification from the State of New York in 1994.

There are no family relationships among our executive officers or directors.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Currently, our Board of Directors consists of four directors. On January 28, 2015, Ambassador Ned L. Siegel resigned as a member of our Board of Directors. Ambassador Siegel’s resignation did not involve any disagreement on any matter related to the Company’s operations, policies or practices. Our Board of Directors was structured to be divided into three classes, and a class is generally elected to serve for a three-year term or until the directors' successors are duly elected and qualified. Thus, it has been our historical practice (since 1998) to elect approximately one-third of the members of the Board of Directors annually. Directors may be removed only for cause. Any director appointed by our Board of Directors to fill a vacancy on the board serves the balance of the unexpired term of the class of directors in which the vacancy occurred. The roles and responsibilities of the Board of Directors are as set forth by Delaware corporate law, which includes providing general oversight of management and setting strategic direction for the Company.

CORPORATE GOVERNANCE

We have a standing Audit and Governance Committee, Compensation Committee and Nominating Committee of our board of directors. Each has a written charter approved by our Board.

Audit Committee

Our Board of Directors established an Audit and Governance Committee (the “Audit Committee”) in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act. Our Audit Committee is comprised of two members of the Board of Directors: Mr. Edelstein and Mr. Wooden. All of the committee members are independent as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules and as defined by the Sarbanes-Oxley Act of 2002. Our Board of Directors has determined that our Audit Committee members are financially literate and that we have one audit committee financial expert as defined in the applicable SEC rules: Mr. Edelstein, who serves as the chairman of the committee.

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

The Audit Committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our Audit Committee, other than de minimis non-audit services that may instead be approved in accordance with applicable rules of the SEC. The Audit Committee met four times and took one action through unanimous written consent during fiscal 2014.

Compensation Committee

Our Compensation Committee consists of Messrs. Edelstein and Wooden. Mr. Wooden is chairman of the committee. The committee administers the Company’s stock incentive plans, including the review and grant of awards to officers and other employees under such plans, and recommends the adoption of new plans. The committee also reviews and approves various other compensation policies and matters and reviews and approves salaries, bonuses and other matters relating to our officers. The committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee’s contributions to our current and future success, as well as their salary level in comparison to the market value of personnel with similar skills and responsibilities. The committee also looks at accomplishments which are above and beyond management’s normal expectations for their positions. The Compensation Committee did not hold any meetings and took one action through unanimous written consent during fiscal 2014.

Our Compensation Committee assists our Board of Directors in the discharge of its responsibilities related to compensation of our executive officers. Specific responsibilities of our Compensation Committee include:

●	reviewing and recommending to our board approval of the compensation, benefits, corporate goals and objectives of our chief executive officer and our other executive officers;
●	evaluating the performance of our executive officers; and
●	administering our employee benefit plans and making recommendations to our Board of Directors regarding these matters.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Our Compensation Committee has the authority to delegate any of its responsibilities to one or more subcommittees as the committee may from time to time deem appropriate and may ask members of management, employees, outside counsel, or others whose advice and counsel are relevant to the issues then being considered by the Compensation Committee to attend any meetings and to provide such pertinent information as the Compensation Committee may request. We expect that the Compensation Committee will continue to solicit input from our chief executive officer with respect to compensation decisions affecting other members of our senior management. Our Compensation Committee has not engaged compensation consultants to determine or recommend the amount or form of executive and director compensation.

Nominating Committee

Our Nominating Committee considers and nominates candidates for election to our Board of Directors. The committee consists of Mr. Wooden, who serves as its chairman, and Mr. Edelstein.

Code of Conduct and Corporate Ethics General Policy Statement

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer, president, chief legal and financial officer and other officers. The Code of Conduct and the Code for SFO are available upon written request to VeriTeQ Corporation, Attention: Secretary, 3333 South Congress Park Avenue, Suite 401, Delray Beach, Florida 33445. The Audit Committee is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own 10% or more of our common stock to file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. Based solely on a review of copies of such forms and written representations from our directors and executive officers, we believe that for the fiscal year 2014, all of our directors and executive officers were in compliance with the disclosure requirements of Section 16(a), except that Mr. Penni filed one late Form 4 in 2014.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2013 and 2014 by:

●	our Principal Executive Officer;
●	our two most highly compensated Executive Officers (other than our Principal Executive Officer), who were serving as such on December 31, 2014 and whose compensation exceeded $100,000; and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an Executive Officer on December 31, 2014

We refer to these officers collectively as our “Named Executive Officers.”

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(5)	Option Awards(6)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Scott R. Silverman (1)	2014	$346,500	$446,500	$—		$—	$—	$76,057	(7)	$869,057
Chief Executive Officer	2013	$330,000	$430,000	$—		$537,007	$—	$54,731	(7)	$1,351,738
Randolph K. Geissler(2)	2014	$210,000	$285,000	$—	$		$—	$31,248	(8)	$526,248
President	2013	$200,000	$275,000	$1,350,000		$537,007	$—	$—		$2,362,007
Michael E. Krawitz (3)	2014	$192,500	$267,500	$—		$—	$—	$28,803	(9)	$488,803
Chief Legal and Financial Officer	2013	—	—	—		—	—	—		—
Lorraine M. Breece (4)	2014	$11,667	—	$—		$—	$—	$—		$11,667
Former Chief Financial Officer	2013	$142,700	$50,000	$—		$—	$—	$2,629	(10)	$195,329

(1)

Mr. Silverman became our chief executive officer on July 8, 2013 in connection with the Exchange Agreement and the closing of the VeriTeQ Transaction. The VeriTeQ Transaction was treated as a reverse acquisition, therefore we have included Mr. Silverman’s compensation in the table above for the full year ended December 31, 2013. The portion of Mr. Silverman’s salary, bonus and option award earned by him from January 1, 2013 to July 7, 2013 was $171,875, $171,875 and $537,007, respectively. A portion of the 2013 Other Compensation was also earned by Mr. Silverman prior to the VeriTeQ Transaction as noted in footnote 8 below.

(2)

Mr. Geissler became our president on July 8, 2013 in connection with the VeriTeQ Transaction, and we have included Mr. Geissler’s compensation in the table above for the full year ended December 31, 2013. The portion of Mr. Geissler’s salary, bonus and option award earned by him from January 1, 2013 to July 7, 2013 was $104,167, $104,167 and $537,007, respectively.

(3)	Mr. Krawitz was appointed our chief legal and financial officer effective January 31, 2014.

(4)

Ms. Breece served as our chief financial officer from August 1, 2011 to January 30, 2014.  Ms. Breece was also paid $117,502 in salary and consulting fees during 2014, subsequent to her resignation as chief financial officer

(5)

Mr. Geissler was granted 858,747 shares of restricted stock on January 1, 2013 under the terms of his employment agreement. The amount of compensation reflects the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Also see the Outstanding Equity Awards Table as of December 31, 2014 presented elsewhere in this report.

(6)

Messrs. Silverman and Geissler were each granted 381,655 stock options during 2013. The amount of compensation reflects the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions regarding the option awards, refer to Note 7 to our accompanying consolidated financial statements, which are included elsewhere in this report. Also see the Outstanding Equity Awards Table as of December 31, 2013 presented on page 35 of this report.

(7)

Amount represents payments made for Mr. Silverman in 2014 and 2013 in connection with Mr. Silverman’s employment agreement, including: reimbursement of unallocable expenses, medical expense reimbursement, life and disability insurance, car allowance, and reimbursements for telephone and internet service.

(8)	Amount represents reimbursements to Mr. Geissler in 2014 for health insurance in connection with Mr. Geissler’s employment agreement.

(9)

Amount represents payments made for Mr. Krawitz in 2014 in connection with Mr. Krawitz’s employment agreement, including: reimbursements for health insurance and disability insurance, car allowance and clothing allowance.

(10)	Amount represents $2,629 for Ms. Breece’s cellular telephone and internet services paid for during 2013.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND ADDITIONAL NARRATIVE DISCLOSURE

Executive Employment Arrangements

We did not establish an incentive and recognition plan for our Named Executive Officers for 2014 and 2013.  We have entered into employment agreements with Messrs. Silverman, Geissler and Krawitz. Previously, Messrs. Silverman and Geissler had employment agreements with VAC.

Scott R. Silverman Employment Agreements

Effective January 1, 2012, Mr. Silverman entered into an Employment and Non-Compete Agreement with VAC, (the “Silverman 2012 Employment Agreement”). Mr. Silverman’s 2012 Employment Agreement was terminated effective July 8, 2013 at which time Mr. Silverman entered into a new employment agreement, which was amended and restated on November 14, 2013 (the “Silverman Employment Agreement”), appointing Mr. Silverman as our chairman and chief executive officer, effective as of July 8, 2013 until December 31, 2016. Under the Silverman Employment Agreement, Mr. Silverman’s initial base salary was $330,000, which is reviewed annually and is subject to a minimum increase of 5% per calendar year during each year of the term. Accordingly, Mr. Silverman’s base salary was increased to $346,500 beginning January 1, 2014. During the term, Mr. Silverman is eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the Compensation Committee, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Silverman and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value.  On January 30, 2014, the Compensation Committee authorized a discretionary bonus in the amount of $100,000 to be paid to Mr. Silverman. This discretionary bonus was in addition to Mr. Silverman’s minimum bonus for 2013 under the terms of the Silverman Employment Agreement. Due to the Company’s financial condition, a substantial portion of the compensation that Mr. Silverman was entitled to receive under the terms of the Silverman 2012 Employment Agreement and the Silverman Employment Agreement had gone unpaid as of October 31, 2014. On October 31, 2014, Mr. Silverman entered into an agreement with the Company to exchange an aggregate of $1,400,000 owed to him by the Company, including all accrued but unpaid obligations related to the Silverman 2012 Employment Agreement, for 1,400 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Included in this amount are, among other items: (i) Mr. Silverman’s 2012 salary in the amount of $300,000; (ii) Mr. Silverman’s annual bonus for 2012 in the amount of $300,000; (iii) Mr. Silverman’s 2013 annual and discretionary bonus aggregating to $430,000; and (iv) a pro rata portion of his 2014 annual bonus. The Series D Preferred Stock issued under this exchange will vest upon the earlier of January 1, 2017 or a change of control event. If Mr. Silverman separates from the Company prior to the vesting date of the Series D Preferred Stock because of a termination for cause or by resigning without good reason, as defined under the terms of the Silverman Employment Agreement, then he shall forfeit the shares of Series D Preferred Stock.

On February 20, 2015, the Compensation Committee authorized a discretionary bonus in the amount of $100,000 to be paid to Mr. Silverman. This discretionary bonus was in addition to Mr. Silverman’s minimum bonus for 2014 under the terms of his employment agreement. On March 3, 2015, Mr. Silverman executed a letter agreement with the Company whereby this $100,000 discretionary bonus, along with the portion of his 2014 annual bonus that was not converted into Series D Preferred Stock, amounting to $94,010, would be paid in the form of a convertible promissory note issued by the Company due March 1, 2016. The convertible promissory note bears interest at a rate of 5% per annum, and is convertible at any time after September 1, 2015 into unregistered shares of the Company’s common stock, at a conversion price that is equal to the average daily closing price of the Company’s common stock for the 10 trading days prior to conversion.

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

In addition, the Silverman Employment Agreement contains a change of control provision that provides for the payment of 299% of Mr. Silverman’s base salary plus 299% of the average annual bonus paid over the last three full calendar years (or 60% of base salary if the Silverman Employment Agreement is terminated before Mr. Silverman has been employed for three full years). Any outstanding stock options and unvested restricted stock held by Mr. Silverman as of the date of termination (other than for cause or by Mr. Silverman without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Silverman is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of ninety (90) days. The Silverman Employment Agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through eighteen months from the date the Silverman Employment Agreement is terminated.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Randolph Geissler Employment Agreements

On January 2, 2013, VAC entered into an employment agreement with Mr. Geissler with an effective date of September 1, 2012 (the “Geissler 2012 Agreement”). The Geissler 2012 Agreement called for an annual base salary of $200,000 and discretionary annual and incentive bonuses. The Geissler 2012 Agreement was terminated effective July 8, 2013 at which time Mr. Geissler entered into a new employment agreement, which was amended and restated on November 14, 2013 (the Geissler Employment Agreement”), appointing Mr. Geissler as president of VC, effective as of July 8, 2013. The Geissler Employment Agreement is for a term of two (2) years and is renewable for additional one (1) year periods upon mutual agreement. Under the Geissler Employment Agreement, Mr. Geissler received an initial base salary of $200,000, which base salary will be reviewed annually and is subject to a minimum increase of 5% per annum each calendar year. Accordingly, Mr. Geissler’s salary was increased to $210,000 beginning January 1, 2014. Mr. Geissler is eligible to receive an annual bonus, based on performance metrics and goals as determined annually by the Board of Directors, with the amount of such bonus to be determined based upon the annual objectives determined by the Compensation Committee of the Board of Directors, but in no event to be less than 100% of earned base salary for the applicable year. The bonus shall be paid in cash or, if Mr. Geissler and the Company agree at the time, using shares of the Company’s common stock, at a valuation equal to fair market value. On January 30, 2014, the compensation committee of the board of directors authorized a discretionary bonus in the amount of $75,000 to be paid to Mr. Geissler. This discretionary bonus was in addition to Mr. Geissler’s minimum bonus for 2013 under the terms of the Geissler Employment Agreement. Due to the Company’s financial condition, a substantial portion of the compensation that Mr. Geissler was to receive under the terms of the Geissler 2012 Agreement and the Geissler Employment Agreement had gone unpaid as of October 31, 2014. On October 31, 2014, Mr. Geissler entered into an agreement with the Company to exchange an aggregate of $441,000 owed to him by the Company, including all accrued but unpaid obligations related to the Geissler 2012 Agreement, for 441 shares of Series D Preferred Stock. This amount is comprised of: (i) A portion of Mr. Geissler’s 2012 and 2013 salary in the amount of $166,000; and; (ii) Mr. Geissler’s 2013 annual and discretionary bonus aggregating to $275,000. The Series D Preferred Stock issued under this exchange will vest upon the earlier of January 1, 2017 or a change of control event. If Mr. Geissler separates from the Company prior to the vesting date of the Series D Preferred Stock because of a termination for cause or by resigning without good reason, as defined under the terms of the Geissler Employment Agreement, then he shall forfeit the shares of Series D Preferred Stock.

On February 20, 2015, the Compensation Committee authorized a discretionary bonus in the amount of $75,000 to be paid to Mr. Geissler. This discretionary bonus was in addition to Mr. Geissler’s minimum bonus for 2014 under the terms of his employment agreement. On March 3, 2015, Mr. Geissler executed a letter agreement with the Company whereby this $75,000 discretionary bonus, along with his 2014 annual bonus of $210,000, would be paid in the form of a convertible promissory note issued by the Company due March 1, 2016. The convertible promissory note bears interest at a rate of 5% per annum, and is convertible at any time after September 1, 2015 into unregistered shares of the Company’s common stock, at a conversion price that is equal to the average daily closing price of the Company’s common stock for the 10 trading days prior to conversion.

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

If Mr. Geissler’s employment is terminated for cause or he terminates for any reason other than good reason, Mr. Geissler is entitled to receive the Accrued Obligations. In the event Mr. Geissler is terminated without cause or he terminates for good reason, or termination upon his death, Mr. Geissler is entitled to receive the Accrued Obligations and a termination payment equal to one times his base salary plus the previous year’s bonus, but no less than one times his base salary. In the event that Mr. Geissler is terminated as a result of a change in control, Mr. Geissler is entitled to receive the Accrued Obligations and a termination payment equal to two times his base salary, plus the previous year’s bonus, but no less than two times his base salary. Any termination payment shall be payable to Mr. Geissler in cash, or if Mr. Geissler agrees, in shares of the Company’s common stock valued at market value. Any outstanding stock options and unvested restricted stock held by Mr. Geissler as of the date of termination (other than for cause or by Mr. Geissler without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Geissler is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of 90 days. The Geissler Employment Agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through one year from the date the Geissler Employment Agreement is terminated.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Michael E. Krawitz Employment Agreement

Effective January 31, 2014, we entered into an employment agreement with Michael Krawitz (the “Krawitz Employment Agreement”) to serve as our Chief Legal and Financial Officer. The Krawitz Employment Agreement is for an initial term of two (2) years and is renewable for additional one (1) year terms upon mutual agreement of the parties. Under the Krawitz Employment Agreement, Mr. Krawitz received an initial base salary of $210,000, which base salary will be reviewed annually by the compensation committee and is subject to a minimum increase of 5% per annum, with the first increase to be effective on January 1, 2015. Mr. Krawitz is also entitled to (i) disability insurance or reimbursement of disability insurance in an amount at least equal to $15,000 per month until age 65; (ii) health insurance; (iii) an automobile or reimbursement of lease or financing payments incurred, the amount of such reimbursement to be reasonably comparable to 75% of the current cost of the automobile being provided to our Chief Executive Officer; and (iv) life insurance. During the term of the Krawitz Employment Agreement, Mr. Krawitz is eligible to receive an annual bonus based on performance metrics and goals as determined annually by the Company’s Board of Directors, with the amount of such bonus to be determined based upon annual objectives determined by the Compensation Committee of the Board of Directors, but in no event will be less than 100% of Mr. Krawitz’s earned base salary for the applicable year.

On February 20, 2015, the Compensation Committee authorized a discretionary bonus in the amount of $75,000 to be paid to Mr. Krawitz. This discretionary bonus was in addition to Mr. Geissler’s minimum bonus for 2014 under the terms of his employment agreement. On March 3, 2015, Mr. Krawitz executed a letter agreement with the Company whereby this $75,000 discretionary bonus, along with his 2014 pro-rated bonus of $192,500, would be paid in the form of a convertible promissory note issued by the Company due March 1, 2016. The convertible promissory note bears interest at a rate of 5% per annum, and is convertible at any time after September 1, 2015 into unregistered shares of the Company’s common stock, at a conversion price that is equal to the average daily closing price of the Company’s common stock for the 10 trading days prior to conversion.

If Mr. Krawitz’s employment is terminated prior to the expiration of the term, certain payments become due. In the event Mr. Krawitz is terminated with cause or he terminates for any reason other than good reason, Mr. Krawitz is entitled to receive (i) earned or accrued but unpaid, base salary, through the date of termination, (ii) any bonus earned or accrued and vested, but unpaid, (iii) the economic value of the employee’s accrued, but unused, vacation time, and (iv) any unreimbursed business expenses incurred by the employee, collectively, the Krawitz Accrued Obligations. In the event Mr. Krawitz is terminated without cause or he terminates for good reason, Mr. Krawitz is entitled to receive the Krawitz Accrued Obligations and a termination payment equal to his base salary plus the previous year’s bonus (but no less than one times his base salary). In the event that Mr. Krawitz is terminated as a result of a change in control, Mr. Krawitz is entitled to receive any Krawitz Accrued Obligations and a termination payment equal to two times his base salary, plus the previous year’s bonus, but no less than two times his base salary. Any outstanding stock options and unvested restricted stock held by Mr. Krawitz as of the date of termination (other than for cause or by Mr. Krawitz without good reason) or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. In the event Mr. Krawitz is terminated for cause or terminates without good reason, any unvested options and restricted stock awards shall terminate and all vested options shall remain exercisable for a period of 90 days. The Krawitz Employment Agreement also contains non-compete provisions which are effective from the date of employment through one year from the date the Krawitz Employment Agreement is terminated.

Executive Employment Arrangements with Former Named Executive Officers

On January 30, 2014, the compensation committee of the board of directors authorized a 2013 discretionary bonus in the amount of $50,000 to be paid to Ms. Breece. The discretionary bonus has been accrued but has not been paid due to the Company’s financial condition. It will be paid in cash after the Compensation Committee determines we have adequate working capital to make such payments, or, if we are permitted to do so without triggering a reset provision on any outstanding warrants and the applicable employee so elects, in shares of our common stock, in which case the amount of the bonus would be increased by 25%.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Outstanding Equity Awards as of December 31, 2014

The following table provides information as of December 31, 2014 regarding unexercised stock options and restricted stock awards granted to each of our Named Executive Officers by us.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Scott R. Silverman
	1			$871,200	02/25/2015
	2			$559,200	06/14/2016
	190			$52.40	03/16/2020
	190			$52.40	12/09/2021
	381			$1,572.06	02/07/2018
Randolph Geissler
	127			$52.40	03/16/2020
	381			$1,572.06	02/07/2018
						858	(2)	$1,716
Michael Krawitz
	38			$52.40	03/16/2020
	38			$52.40	12/09/2021

(1)	All share amounts give effect to the Reverse Stock Split that was implemented on February 11, 2015
(2)	Restricted stock vests on January 1, 2015

2014 Option Exercises and Stock Vested

None of our Named Executive Officers exercised options during the year ended December 31, 2014.

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

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Scott R. Silverman(1)	$—	$—	$—	$—	S	$—	$—
Barry Edelstein	26,000	—	—	—	—	—	26,000
Michael Krawitz(2)	5,500	—	—	—	—	—	5,500
Shawn Wooden	25,500	—	—	—	—	—	25,500
Daniel E. Penni	20,000	—	—	—	—	—	20,000
Ned L. Siegel	10,769	—	—	—	—	—	10,769

(1)	Mr. Silverman did not receive any compensation as a director. See section “Executive Compensation” for details regarding his compensation as an executive officer for 2014.
(2)

Mr. Krawitz was appointed our chief legal and financial officer effective January 31, 2014, and resigned from the Board of Directors on June 17, 2014. See section “Executive Compensation” for details regarding his compensation as an executive officer for 2014.

For the year ended December 31, 2014, fees earned by members of the Board of Directors are as follows: (i) $5,000 per quarter for board service; and (ii) an additional $1,500 per quarter for service as chairman of a board committee. Reasonable out of pocket travel expenses are reimbursed when incurred. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.

None of our directors exercised options during the year ended December 31, 2014.

STOCK OPTION AND OTHER COMPENSATION PLANS

During 1999, the Company adopted the 1999 Flexible Stock Plan and the 1999 Employees’ Stock Purchase Plan. During 2002 the Company adopted the Digital Angel Corporation Transition Stock Option Plan. During 2003, the Company adopted the 2003 Flexible Stock Plan. The options granted under these plans have contractual terms ranging from three to ten years. At December 31, 2014, 31 options are outstanding under these plans, with 72,447 shares available for future issuance.

On July 12, 2013, pursuant to the Exchange Agreement, a majority of the Company’s voting stockholders adopted resolutions by written consent approving the DAC 2013 Stock Incentive Plan (the “2013 Plan”), under which employees, including officers and directors, and consultants may receive awards. Awards under the 2013 Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock performance units, performance shares, cash awards and other stock based awards. The purposes of the 2013 Plan are to attract and retain highly qualified personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, to promote the success of the Company’s business and to link participants’ interests directly with those of stockholders through increased stock ownership. The 2013 Plan became effective on October 18, 2013. On October 18, 2013, the outstanding stock options under the three VAC stock incentive plans were converted into options to acquire VC’s common stock under the 2013 Plan and VAC’s three former stock incentive plans were terminated.

The aggregate number of shares of the Company’s common stock that may be subject to awards under the 2013 Plan, subject to adjustment upon a change in capitalization, is 5,000,000 shares. Such shares of common stock may be authorized but unissued, or reacquired shares of common stock. Shares of common stock that were subject to plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the 2013 Plan. At December 31, 2014, approximately 2,172 options are outstanding, and approximately 4,997,447 options remain available for issuance under the 2013 Plan.

On June 18, 2014, the Company’s stockholders adopted the VeriTeQ Corporation 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan has terms and provisions that are substantially similar to the 2013 Plan, and provided for 50,000,000 shares of common stock to be reserved for awards under the 2014 Plan. On December 18, 2014, the Company’s shareholders approved an increase in the number of authorized shares of common stock issuable under the 2014 Plan to 500,000,000 shares. No grants have been awarded under the 2014 Plan. On February 24, 2015, in accordance with the terms of the 2014 Plan, our Board of Directors approved a decrease in the number of shares reserved for issuance under the 2014 Plan from 500,000,000 to 250,000,000.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 31, 2015 by:

(i)	each person known to us to beneficially own more than 5% of our common stock,
(ii)	each of the named executive officers (as disclosed in the summary compensation table),
(iii)	each of our directors, and
(iv)	all of the current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The Company has two classes of voting stock that vote together on all matters requiring a shareholder vote: (i) Series D Convertible Preferred Stock held by Scott Silverman and Randolph Geissler (see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE”), which is voted on an as converted basis, and (ii) Common Stock. At March 31, 2015, the outstanding Series D Preferred Stock was convertible into 582,594,937 shares of common stock, and there were 30,802,114 shares of our common stock outstanding as of March 31, 2015. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o VeriTeQ Corporation, 3333 South Congress Ave., Suite 401, Delray Beach, Florida 33445.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Name and Address of Beneficial Owner	Seried D Preferred Stock		Common Stock		% of Voting Stock
	Shares Beneficially Owned	% of Class	Shares Beneficially Owned	% of Class
Scott R. Silverman (1)	443,037,975	76.0%	6,441	*	72.2%
Randolph K. Geissler (2)	139,556,962	24.0%	1,597	*	22.8%
Barry M. Edelstein (3)			167	*	*
Michael E. Krawitz (4)			234	*	*
Daniel E. Penni (5)			37	*	*
Shawn A. Wooden			-	*	*
Executive Officers and Directors as a group (6 persons)	582,594,937	100.0%	8,476	*	95.0%
Corbin Properties LLC (6)			66,640,538	68.40%	9.8%
Iliad Research and Trading, L.P. (7,11)			3,419,000	9.99%	0.6%
HS Contrarian Investments, LLC (7,12)			3,419,000	9.99%	0.6%
KBM Worldwide, Inc. (7,13)			3,419,000	9.99%	0.6%
Magna Equities II, LLC (8)			3,199,745	9.99%	0.5%
PositiveID Corporation (9)			3,232,287	9.99%	0.5%
Union Capital, LLC (10)			3,338,324	9.99%	0.5%

* Represents less than 1%

(1)

Includes 443,037,975 shares issuable upon the conversion of 1,441 shares of Series D Preferred Stock, which are entitled to vote, along with common stockholders, on all matters requiring a stockholder vote.

(2)

Includes 139,556,962 shares issuable upon the conversion of 400 shares of Series D Preferred Stock, which are entitled to vote, along with common stockholders, on all matters requiring a stockholder vote.

(3)	Includes warrants to purchase 28 shares of common stock and options to purchase 39 shares of common stock.
(4)	Includes options to purchase 76 shares of common stock.
(5)	Includes options to purchase 3 shares of common stock.
(6)	Pertains to shares issuable upon conversion of a promissory note. The address of Corbin Properties LLC is 70 E. 10th Street, Suite 12T New York, NY 10003
(7)

Pertains to shares issuable upon conversion of a promissory note or notes, with such notes containing “blocker” provisions limiting conversion to a number shares that would be equal to 9.99% of the Company’s outstanding common stock after giving effect to such conversion.

(8)

Includes 1,223,000 shares issuable upon conversion of promissory notes, with such notes (including notes held by the holder’s affiliate, Magna Equities I, LLC) containing “blocker” provisions limiting conversion to a number shares that would be equal to 9.99% of the Company’s outstanding common stock after giving effect to such conversion. The address of Magna Equities II, LLC is 5 Hanover Square New York, NY 10004.

(9)

Includes 1,552,500 shares issuable upon conversion of promissory notes, with such notes containing “blocker” provisions limiting conversion to a number shares that would be equal to 9.99% of the Company’s outstanding common stock after giving effect to such conversion. The address of PositiveID Corporation is 1690 S. Congress Avenue, Suite 201, Delray Beach, FL 33445.

(10)

Includes 2,610,000 shares issuable upon conversion of promissory notes, with such notes containing “blocker” provisions limiting conversion to a number shares that would be equal to 9.99% of the Company’s outstanding common stock after giving effect to such conversion. The address of Union Capital, LLC is 338 Crown Street Brooklyn, NY 11225.

(11)	The address of Iliad Research and Trading is 303 E. Wacker Drive, Suite 1200, Chicago, IL 60601.
(12)	The address of HS Contrarian is 347 N. New River Dr. East #804 Fort Lauderdale, FL 33301.
(13)	The address of KBM Worldwide is 80 Cuttermill Road, Suite 410, Great Neck, NY 11021.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Securities Authorized for Issuance Under Equity Compensation Plans

A description of our equity compensation plans and shares of our common stock that were authorized for issuance under such is presented in Item 11, “Executive Compensation”, appearing elsewhere in this Annual Report on Form 10-K.

The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2014:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,200	$4,974.74	505,069,924
Equity compensation plans not approved by security holders	3	162,000.00	--
Total	2,203	5,188.03	505,069,924

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2013, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than those described in Item 11, “Executive Compensation” and the transactions set forth below.

Related Party Transactions

Shared Services Agreement with PSID

The Company entered into a shared services agreement (the “SSA”) with PSID on January 11, 2012, pursuant to which PSID agreed to provide certain services, including administrative, rent, accounting, business development and marketing, to the Company in exchange for $30,000 per month. The SSA has also included working capital advances from time to time. The term of the SSA commenced on January 23, 2012. The SSA was amended from time to time during the year ended 2012 to, among other things, reduce the monthly charge for services to $5,000. On April 22, 2013, the Company and PSID entered into a non-binding letter agreement in which PSID agreed to provide up to an additional $60,000 of support during April and May 2013.

On July 8, 2013, the Company entered into a letter Agreement with PSID (the “July Letter Agreement”) to amend certain terms of several agreements between PSID and the Company. The July Letter Agreement amended certain terms of the SSA, as amended, the asset purchase agreement entered into on August 28, 2012, as amended (the “APA”), and the note payable to PSID.

On November 8, 2013, the Company entered into a Letter Agreement (the “November Letter Agreement”) with PSID which further amended the terms of the several agreements between PSID and the Company.

The July Letter Agreement, as modified by the November Letter Agreement, provides for:

(i)

The elimination of minimum royalties payable to PSID under the APA in their entirety. In the event that royalty payments under the APA based on the Company’s attainment of certain sales levels are not at least $800,000 for the calendar year 2014, then the Company will grant PSID Corporation a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

(ii)

VC’s granting to PSID a warrant to purchase 300,000 shares of common stock with an initial exercise price of $2.84. The warrant is exercisable for a period of five years, and the terms and form of the warrant are the same as the warrants issued in the Company’s November 2013 financing transaction (see notes 6 and 9 to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K).

As of December 31, 2013, the Company owed PSID $0.2 million under the SSA. On October 20, 2014, the Company entered into a GlucoChip and Settlement Agreement (the “PSID Settlement Agreement”) with PSID to transfer the final element of PSID implantable microchip business to the Company, to provide for a period of financial support to the Company, and to provide for settlement of the $0.2 million owed by the Company to PSID under the SSA. The PSID Settlement Agreement provides for the termination of the License Agreement entered into between the PSID and the Company on August 28, 2012, whereby, PSID had retained an exclusive license to the GlucoChip technology. Pursuant to the PSID Settlement Agreement, PSID retains its right to any future royalties from the sale of GlucoChip or any other implantable bio sensor applications. The PSID Settlement Agreement also provided for the settlement of the amount outstanding under the SSA by the Company issuing a convertible promissory note to PSID with terms similar to those of other convertible promissory notes issued by the Company during the year ended December 31, 2014.

Pursuant to the PSID Settlement Agreement, PSID also agreed to provide financial support to the Company, for a period of up to two years, in the form of convertible promissory notes. On October 20, 2014, PSID funded the Company $60,000 and the Company issued to PSID a convertible promissory note, with similar terms to other convertible promissory notes issued by the Company during 2014. Pursuant to the PSID Settlement Agreement, PSID agreed to provide the Company with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as those notes issued in October 2014. The additional promissory notes are at the option of the Company, which option it can exercise every 100 days and, unless the parties agree otherwise, on January 30, 2015 the Company issued a $40,000 convertible promissory note to PSID.

Investment from VeriTeQ Corporation’s Director

In June of 2013, VC’s then interim chief executive officer and president and then chairman of VC’s board, Daniel E. Penni, agreed to make a $25,000 equity investment in VAC. As a result of such investment, Mr. Penni owned shares of VAC’s common stock, which have been exchanged for 19 shares of VC’s common stock. Mr. Penni continues to serve as a member of VC’s board.

Notes Payable

During 2013, 2014 and through March 31, 2015, VC and VAC issued notes payable to certain directors and officers as follows:

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

On October 11, 2013, VAC entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $80,000. The note bears interest at 5% per annum and is due on demand. On November 15, 2013, we made a partial repayment of $50,000 and the remainder was repaid during the year ended December 31, 2014.

On October 29, 2013, VC entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $30,000. The note bears interest at 5% per annum and was due on demand. This note was repaid during the year ended December 31, 2014.

On January 8, 2014, VC entered into a promissory note with its director, Michael Krawitz, in the principal amount of $60,000. The note bears interest at 5% per annum and is due on demand.

On January 15, 2014, VC entered into a promissory note with its president, Randolph Geissler, in the principal amount of $40,000. The note bears interest at 5% per annum and is due on demand. The Company made a payment of $6,000 on this note during the year ended December 31, 2014, and the remaining balance on this note is $34,000.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

On January 15, 2014, VC entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $60,000. The note bears interest at 5% per annum and was due on demand. The note was repaid during the year ended December 31, 2014.

On March 4, 2014, VC entered into a promissory note with its director, Daniel Penni, in the principal amount of $25,000. The note bears interest at 5% per annum and is due on demand.

On April 16, 2014 and May 1, 2014, the Company issued promissory notes to Ned L. Siegel in the principal amount of $30,000 and $20,000, respectively (collectively, the “Siegel Notes”). The Siegel Notes bear interest at a rate of 9% per annum, with principal and interest are due on these notes one year after their date of issuance. The Siegel Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $350 per share. In connection with the issuance of the May 1, 2014 note, Mr. Siegel also received a warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 per share, subject to adjustment for stock splits, stock dividends or stock combinations. Mr. Siegel was appointed a director of the Company on June 17, 2014, and resigned from the Company’s board of directors on January 28, 2015.

On January 22, 2015 the Company entered into a promissory note with its CEO, Scott Silverman, in the principal amount of $45,000. The note bears interest at 5% per annum and is due on demand.

Officer Liabilities

On October 31, 2014, the Company entered into agreements with Mr. Silverman and Mr. Geissler whereby Messrs. Silverman and Geissler agreed to convert amounts owed to them by the Company of $1.4 million and $441,000, respectively, into a total of 1,841 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The Series D Preferred Stock issued under this agreement will vest on January 1, 2017. If Mr. Silverman or Mr. Geissler separate from the Company because of a termination for cause or by resigning without good reason, as defined under the terms of their respective employment agreements, then they shall forfeit the shares of Series D Preferred Stock acquired under this agreement. The Series D Preferred Stock will automatically vest upon a change of control event.

Absent a change of control or certain other transformational events, the Series D Preferred Stock will become convertible on January 2, 2017 (immediately after it vests) into shares of the Company’s common stock at a conversion price per share equal to the lesser of the average closing price of the common stock for the five trading days prior to the date of conversion or $3.10, which was the closing price of the Company’s common stock on October 31, 2014. The Series D Preferred Stock is entitled to vote along with shares of common stock. The number of votes that a holder of the Series D Preferred Stock is able to cast is equal to the number of common shares that the Series D Preferred Stock would convert into if it could be converted on the date of issuance. Based on the closing price of the Company’s common stock at December 31, 2014, the Series D Preferred Stock being issued under this agreement is convertible into an aggregate of 929,798 shares of common stock, subject to adjustment for stock splits or stock combinations.

On March 3, 2015, the Company entered into separate agreements with Mr. Silverman, Mr. Geissler and Michael E. Krawitz, the Company’s Chief Legal and Financial Officer, (collectively, the “Named Executive Officers”) whereby each Named Executive Officer agreed that certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of a convertible promissory note (the “Officer Notes”). In connection with these agreements, the Company issued Officer Notes to Messrs. Silverman, Geissler and Krawitz in the principal amount of $194,010, $285,000 and $267,500, respectively. In addition, Mr. Geissler and Mr. Krawitz agreed to have their outstanding demand notes due from the Company, in the principal amounts of $34,000 and $60,000, respectively, converted into separate Officer Notes.

The Officer Notes bear interest at a rate of 5% per annum, with principal and interest due on March 1, 2016. The Company has the option to prepay the Officer Notes, in whole or in part, and without premium or penalty, at any time upon 5 business days’ written notice to the holder. At any time after September 1, 2015, the holder of an Officer Note can convert all or part of the note into shares of the Company’s common stock at a conversion price equal to the average daily closing price of the Company’s common stock for the 10 days prior to conversion.

Review, Approval or Ratification of Transactions with Related Parties

Our audit committee’s charter requires review of any proposed related party transaction, conflicts of interest and any other transaction for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, the above transactions discussed in this “Certain Relationships and Related Transactions” section had been reviewed and approved by our board of directors.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

Director Independence

Currently, two members on our Board of Directors, Messrs. Edelstein and Wooden, are considered “independent” within the meaning of the listing standards of The Nasdaq Stock Market. Our other directors, Mr. Silverman, and Mr. Penni, held or hold officer positions with us and accordingly they are not considered independent, even though Mr. Penni is not currently an employee or currently has any other relationship with us that would otherwise disqualify him as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

For the fiscal years ended December 31, 2014 and 2013, fees for services provided by our principal accountant, EisnerAmper LLP, were as follows:

	2014	2013
Audit Fees	$156,209	$220,450

Audit-Related Fees (review of registration statements and other SEC filings)		-

Assistance with research related to a proposed transaction	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$156,209	$220,450

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

Consistent with these policies and procedures, the audit committee approved all of the services rendered by EisnerAmper LLP during fiscal years 2014 and 2013, as described above.

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

VERITEQ CORPORATION

	By:	/s/ Scott R. Silverman
Date: April 14, 2015		Scott R. Silverman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer and Chairman of the Board	April 14, 2015
Scott R. Silverman

/s/ Michael E. Krawitz	Chief Legal and Financial Officer	April 14, 2015
Michael E. Krawitz	(Principal Financial Officer)

/s/ Marc S. Gelberg	Chief Accounting Officer and Vice President of	April 14, 2015
Marc S. Gelberg	of Financial Reporting

/s/ Barry M. Edelstein	Director	April 14, 2015
Barry M. Edelstein

/s/ Daniel E. Penni	Director	April 14, 2015
Daniel E. Penni

/s/ Shawn A. Wooden	Director	April 14, 2015
Shawn A. Wooden

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

2.1

Share Exchange Agreement dated as of June 24, 2013, among the Company, VeriTeQ and the VeriTeQ Shareholders (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2015)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

3.4	Certificate of Designations of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.5	Certificate of Designations of Series C Convertible Preferred Stock (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.6	Certificate of Elimination of the Series B Convertible Preferred Stock (filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (5)

4.1	Form of Warrant and Schedule of Holders (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

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

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

10.16

Employment Agreement dated as of July 8, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.17

Employment Agreement, effective as of January 1, 2012, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.18

Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.19

Employment Agreement, dated January 2, 2013, but made effective as of September 1, 2012, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.20

Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler(filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.21

Restricted Stock Award Agreement, dated January 22, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.22

Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.23

Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

10.24

Stock Purchase Agreement, dated January 11, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.25

Asset Purchase Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.26

Development and Supply Agreement, effective April 2, 2009 by and between Medical Components, Inc. and VeriChip Corporation assumed by the Registrant under the terms of the Stock Purchase Agreement, dated January 11, 2012 by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (1)

10.27

License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.28

Letter Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.29

License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.30

Secured Promissory Note, dated January 11, 2012, between VeriTeQ Acquisition Corporation as Borrower and PositiveID Corporation as Lender (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.31

Letter Agreement, dated April 22, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.32

Letter Agreement dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.33

Asset Purchase Agreement, dated December 3, 2012, between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.34

Bill of Sale, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.35

Assignment and Assumption Agreement, dated November 30, 2012 and effective December 3, 2013, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.36

Assignment and Assumption of Patents, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.37

Assignment and Assumption of Trademarks, dated November 28, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holdings Corporation (filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.38

Royalty Agreement dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

10.39	Sublicense Agreement, effective November 26, 2012 by and between VeriTeQ Acquisition Corporation and SNC Holdings Corp. (1)

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

10.54	Stock Purchase Agreement, dated November 21, 2013, by and among the Registrant and Hudson Bay Master Fund Ltd. (1)

10.55

Promissory Note, dated January 8, 2014, between the Registrant as Borrower and Michael E. Krawitz as Lender (filed as Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

10.60	Development and Supply Agreement, dated September 21, 2012 by and between VeriTeQ Acquisition Corporation and Establishment Labs, S.A. (1)

10.61	Letter Agreement between the Registrant and the Buyers of Digital Angel Radio Communications Limited effective January 30, 2014 (1)

10.62	Promissory Note, dated March 4, 2014, between the Registrant as Borrower and Daniel Penni as Lender (1)

10.63	Springing Promissory Note, dated March 6, 2014, between the Registrant as Borrower and James Rybicki Trust as Lender (1)

10.64	Springing Promissory Note, dated March 5, 2014, between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender (1)

10.65	Springing Promissory Note, dated March 10, 2014 between the Registrant as Borrower and William Caragol as Lender (1)

10.66	Springing Promissory Note, dated March 20, 2014 between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender (1)

10.67

Promissory Note dated April 16, 2014, between the Registrant as Borrower and William J. Caragol as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.68

Promissory Note dated April 16, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.69

Promissory Note dated May 1, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.70

First Amendment Agreement dated May 30, 2014 between the Registrant and Positive ID Animal Health Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.71

Securities Purchase Agreement dated May 30, 2014 between the Registrant, Hudson Bay Master Fund Ltd., Alpha Capital Anstalt and HS Contrarian Investments (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.72

Form of Senior Convertible Note dated May 30, 2014 between the Registrant and Certain Institutional Investors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.73

Form of Restated Senior Secured Convertible Note dated November 13, 2013 between the Registrant and Certain Institutional Investors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.74

Form of Restated Warrant dated November 13, 2013 between the Registrant and Certain Institutional Investors (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

10.75

Right to Shares Agreement dated June 10, 2014 between the Registrant and Alpha Capital Anstalt (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2014)

10.76

Right to Shares Agreement dated June 10, 2014 between the Registrant and Hudson Bay Master Fund Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2014)

10.77

Securities Purchase Agreement dated July 15, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.78

Convertible Promissory Note dated July 15, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.79	Convertible Note dated July 16, 2014 between the Registrant and JMJ Financial (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.80	Securities Purchase Agreement dated July 31, 2014 between the Registrant and LG Capital Funding, LLC (2)

10.81	Convertible Redeemable Note dated August 6, 2014 between the Registrant and LG Capital Funding, LLC (2)

10.82	Convertible Redeemable Note (Back End Note) dated August 6, 2014 between the Registrant and LG Capital Funding, LLC (2)

10.83	Collateralized Secured Promissory Note (Back End Note) dated July 31, 2014 between LC Capital Funding, LLC and the Registrant (2)

10.84	Securities Purchase Agreement dated August 4, 2014 between the Registrant and Union Capital, LLC (2)

10.85	Convertible Redeemable Note dated August 4, 2014 between the Registrant and Union Capital, LLC (2)

10.86	Convertible Redeemable Note (Back End Note) dated August 4, 2014 between the Registrant and Union Capital, LLC (2)

10.87	Collateralized Secured Promissory Note (Back End Note) dated August 4, 2014 between Union Capital, LLC and the Registrant (2)

10.88	Securities Purchase Agreement dated August 4, 2014 between the Registrant and Magna Equities II, LLC (3)

10.89	Convertible Promissory Note dated August 4, 2014 between the Registrant and Magna Equities II, LLC (3)

10.90	Assignment Agreement dated August 4, 2014 between the Registrant, Corbin Properties LLC and Magna Equities I, LLC (3)

10.91	Convertible Promissory Note dated August 4, 2014 between the Registrant and Magna Equities I, LLC (3)

10.92	Securities Purchase Agreement dated August 13, 2014 between the Registrant and KBM Worldwide, Inc. (3)

10.93	Convertible Promissory Note dated August 13, 2014 between the Registrant and KBM Worldwide, Inc. (3)

10.94	Master Convertible Promissory Note between the Registrant and Iliad Research and Trading, L.P. (3)

10.95	Convertible Promissory Note dated August 26, 2014 between the Registrant and Corbin Properties LLC (3)

10.96	Securities Purchase Agreement dated September 30, 2014 between the Registrant and Magna Equities II, LLC (4)

10.97	Convertible Promissory Note dated September 30, 2014 between the Registrant and Magna Equities II, LLC (4)

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

10.98	Securities Exchange Agreement dated September 30, 2014 between the Registrant and Magna Equities I, LLC (4)

10.99	Convertible Promissory Note dated September 30, 2014 between the Registrant and Magna Equities I, LLC (4)

10.100	Securities Purchase Agreement dated October 1, 2014 between the Registrant and KBM Worldwide, Inc. (4)

10.101	Convertible Promissory Note dated October 1, 2014 between the Registrant and KBM Worldwide, Inc. (4)

10.102

Securities Purchase Agreement dated October 10th, 2014 between the Registrant and WHC Capital, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2014)

10.103

Convertible Promissory Note dated October 10th, 2014 between the Registrant and WHC Capital, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2014)

10.104

Glucochip and Settlement Agreement dated October 20, 2014 between the Registrant and PositiveID Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.105

Convertible Promissory Note dated October 20, 2014 between the Registrant and PositiveID Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.106

Convertible Promissory Note dated October 20, 2014 between the Registrant and PositiveID Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.107	Securities Purchase Agreement dated November 3, 2014 between the Registrant and Magna Equities II, LLC (5)

10.108	Convertible Promissory Note dated November 3, 2014 between the Registrant and Magna Equities II, LLC (5)

10.109	Agreement between the Registrant and certain Executives to Convert Director, Officer and Management Liabilities into Equity (5)

10.100	Second Amendment Agreement to the Securities Purchase Agreement between the Registrant, Magna Equities II, LLC, Alpha Capital Anstatlt, Magna Equities I, LLC and HS Contrarian Investments, LLC (5)

10.111

Securities Purchase Agreement effective as of December 26, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2014)

10.112

Convertible Promissory Note dated effective as of December 26, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2014)

10.113

Securities Purchase Agreement dated January 27, 2015 between the Registrant and Magna Equities II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.114

Convertible Promissory Note dated January 27, 2015 between the Registrant and Magna Equities II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.115	Promissory Note dated January 23, 2015 between the Registrant and Scott R. Silverman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.116	Convertible Promissory Note dated February 6, 2015 between the Registrant and Alpha Capital Anstalt (6)

10.117	Convertible Promissory Note dated February 6, 2015 between the Registrant and Magna Equities II, LLC (6)

10.118	Form of Agreement Regarding Liabilities to Officers dated March 3, 2015 (6)

10.119	Form of Officer Note dated March 3, 2015 (6)

10.120	Securities Purchase Agreement dated March 19, 2015 between the Registrant and Adar Bays, LLC (7)

VERITEQ CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

10.121	Convertible Redeemable Note dated March 19, 2015 between the Registrant and Adar Bays, LLC (7)

10.122	Convertible Promissory Note dated March 17, 2015 between the Registrant and Magna Equities II, LLC (7)

10.123	Securities Purchase Agreement dated March 10, 2015 between the Registrant and Vis Vires Group, Inc. (7)

10.124	Convertible Promissory Note dated March 10, 2015 between the Registrant and Vis Vires Group, Inc. (7)

10.125	Common Stock Purchase Warrant dated March 10, 2015 issued by the Registrant to Vis Vires Group, Inc. (7)

10.126	Convertible Debenture dated April 10, 2015 issued by the Registrant to RDW Capital, LLC*

10.127	Securities Settlement Agreement between the Registrant and RDW Capital, LLC*

21.1*	List of Subsidiaries

23.1*	Consent of EisnerAmper LLP

31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2*	Certification by Michael E. Krawitz, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1*	Certification by Scott R. Silverman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Michael E. Krawitz Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2015 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015 and incorporated herein by reference.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VeriTeQ Corporation

We have audited the accompanying consolidated balance sheets of VeriTeQ Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VeriTeQ Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses, and at December 31, 2014 had negative working capital and a stockholders’ deficit. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

April 13, 2015

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$77	$13
Restricted cash	12	882
Accounts receivable	11	-
Inventory	2	21
Other receivable	-	171
Other current assets	84	96
Total current assets	186	1,183

Property and equipment, net	35	4
Other assets	54	14
Intangible assets, net	1,470	7,018
Total assets	$1,745	$8,219

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,141	$854
Accrued expenses (including $1,171 and $1,764 to related parties)	2,511	2,718
Notes payable, net of discounts (including $152 and $60 to related parties, and including $206 in default at December 31, 2014)	2,480	467
Liabilities for conversion options of convertible notes	930	3,124
Subordinated debt with an embedded conversion option, at fair value	316	-
Other current liabilities	-	211
Total current liabilities	7,378	7,374

Commitments and contingencies (note 12)
Notes payable, net of discount	286	-
Subordinated debt with an embedded conversion option, at fair value	-	4,925
Warrant liabilities at fair value	534	6,114
Estimated royalty obligations	440	3,940
Total liabilities	8,638	22,353

Series D preferred stock ($0.01 par value; 1,841 and 0 shares outstanding)	1,841	-

Stockholders' deficit:
Preferred stock ($0.01 par value; 4,998 shares authorized; 0 issued and outstanding	-	-
Common stock ($0.00001 par value; 10 billion shares authorized; 307 and 9 shares issued and outstanding)	-	-
Additional paid-in capital	15,000	5,690
Accumulated deficit	(23,734)	(19,824)
Total stockholders' deficit	(8,734)	(14,134)
Total liabilities and stockholders' deficit	$1,745	$8,219

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013
Sales	$151	$18
Cost of goods sold, exclusive of depreciation and amortization, separately below	62	7
Gross profit	89	11

Operating Expenses:
Selling, general and administrative expenses	5,311	5,931
Development expenses	292	83
Asset impairment charge	4,954	-
Change in fair value of royalty obligation	(3,400)	-
Depreciation and amortization expense	598	595
Total operating expenses	7,755	6,609

Operating loss	(7,666)	(6,598)
Other (income) expenses
Interest expense	2,476	7,096
Change in fair value of derivative instruments, net	(6,293)	4,421
Other expense	61	86
Total other (income) expenses	(3,756)	11,603

Loss before income taxes	(3,910)	(18,201)
Income tax benefit	-	-
Net loss	$(3,910)	$(18,201)

Net loss per common share - basic and diluted	$(52)	$(2,115)

Weighted average common shares outstanding:
Basic and diluted	75	9

The accompanying notes an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	-	$-	7	$-	$1,585	$(1,623)	$(38)
Net loss	-	-	-	-	-	(18,201)	(18,201)
Issuance of restricted stock as compensation	-	-	1	-	-	-	-
Issuance of warrants in connection with note payable	-	-	-	-	35	-	35
Issuance of common stock and warrants for note conversion	-	-	-	-	637	-	637
Issuance of common stock	-	-	-	-	25	-	25
Acquisition of VeriTeQ Corporation common stock	-	-	1	-	935	-	935
Issuance of Series C Preferred Stock to VeriTeQ shareholders in exchange for common stock	411	4,108	(8)	-	(4,108)	-	-
Issuance of common stock from conversion of preferred stock	(411)	(4,108)	8	-	4,108	-	-
Issuance of common stock for services	-	-	-	-	416	-	416
Adjustment for cash paid in lieu of fractional shares in connection with reverse stock split	-	-	-	-	(16)	-	(16)
Issuance of common stock for partial conversion of note payable	-	-	-	-	25	-	25
Stock-based compensation	-	-	-	-	2,048	-	2,048
Balance at December 31, 2013	-	-	9	-	5,690	(19,824)	(14,134)
Issuance of common stock on cashless exercise of options	-	-	-	-	-	-	-
Issuance of common stock on conversions of notes payable	-	-	229	-	917	-	917
Issuance of common stock on cashless exercise of warrants	-	-	66	-	7,052	-	7,052
Issuance of warrants under terms of promissory notes	-	-	-	-	67	-	67
Beneficial conversion feature of convertible notes payable	-	-	-	-	114	-	114
Stock-based compensation	-	-	-	-	777	-	777
Reclassification of conversion option liabilities of notes payable	-	-	-	-	47		47
Issuance of common stock for services	-	-	2	-	336	-	336
Issuance of unvested stock to a director	-	-	1	-	-	-	-
Adjustment for fractional shares in connection with reverse stock split	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,910)	(3,910)
Conversion of related party obligations into Series D Preferred Stock	-	-	-	-	-	-	-
Balance at December 31, 2014	-	$-	307	$-	$15,000	$(23,734)	$(8,734)

 The accompanying notes an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,910)	$(18,201)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	777	2,048
Deprecation and amortization	598	595
Non-cash interest expense	2,362	6,634
Asset impairment charge	4,954	-
Change in fair value of royalty obligation	(3,400)
Change in fair value of subordinated convertible debt	(4,609)	2,788
Change in fair value of conversion options embedded in convertible notes	(3,156)	363
Change in fair value of warrants	1,472	720
Loss on settlement of other receivable	55	-
Issuance of common stock for services	336	417
Issuance of warrants for contract amendment	-	550
Loss on sale of marketable securities	-	107
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	1,845	2,053
Other receivable	116	54
Other current assets	7	(72)
Other assets	(40)	(10)
Net cash used in operating activities	(2,593)	(1,954)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(4)
Sale of marketable securities		133
Cash acquired from acquisition of VeriTeQ Corporation		818
Net cash (used in) provided by investing activities	(35)	947

Cash flows from financing activities:
Proceeds from the issuance of notes payable and warrants	235	160
Proceeds from the issuance of common stock	-	25
Repayment of notes payable	(526)	(100)
Proceeds from the issuance of convertible debt	2,113	1,650
Decrease (increase) in restricted cash	870	(882)
Cash paid in lieu of fractional shares	-	(16)
Net cash provided by financing activities	2,692	837

Net increase (decrease) in cash	64	(170)
Cash and cash equivalents - beginning of year	13	183
Cash and cash equivalents - end of year	$77	$13

  The accompanying notes an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

These consolidated financial statements and notes thereto include the financial statements of VeriTeQ Corporation (“VC”), a Delaware corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation formed on December 14, 2011. VC became the legal acquirer of VAC and VAC became the accounting acquirer of VC pursuant to the terms of a share exchange agreement (the “Exchange Agreement”), as more fully discussed below. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, a Florida corporation, from PositiveID Corporation (“PSID”), a then-related party. In December 2012, VAC formed a subsidiary, VTQ IP Holding Corporation, a Delaware corporation. VC, VAC and VAC’s subsidiaries are referred to together as, “VeriTeQ,” “the Company,” “we,” “our,” and “us.” The Company’s business consists of ongoing efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry.

Share Exchange Agreement

On June 24, 2013, VAC and its stockholders entered into the Exchange Agreement with VC and the closing of the transaction (the “VeriTeQ Transaction”) took place on July 8, 2013 (the “Closing Date”). Pursuant to the terms of the Exchange Agreement, VAC exchanged all of its issued and outstanding shares of common stock for 410,759 shares of its Series C convertible preferred stock, par value $10.00 (the “Series C Preferred Stock”). Each share of Series C Preferred Stock was converted into 0.02 shares of VC’s common stock on October 18, 2013. Also on October 18, 2013, the Company changed its name from Digital Angel Corporation to VeriTeQ Corporation.

In connection with the VeriTeQ Transaction, all outstanding options to purchase shares of VAC’s common stock, whether or not exercisable or vested, converted into options to acquire shares of VC’s common stock (the “Substitute Options”), and all outstanding warrants to purchase shares of VAC’s common stock converted into warrants to purchase shares of VC’s common stock (the “Converted Warrants”). As a result of the VeriTeQ Transaction and the issuance of the Substitute Options and the Converted Warrants, VAC became a wholly-owned subsidiary of VC, and VAC’s shareholders owned on July 12, 2013 approximately 91% of VC’s common stock, on an as converted, fully diluted basis (including outstanding stock options and warrants), resulting in a change in control.

The VeriTeQ Transaction was accounted for as a reverse acquisition of VC by VAC under the accounting rules for business combinations, therefore VAC was the accounting acquirer and VAC’s operating results became the historical operating results of the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception on December 14, 2011 and had a substantial working capital deficit at December 31, 2014. The Company’s cash position is critically deficient, and payments critical to the Company’s ability to operate are not being made in the ordinary course. Failure to raise capital in the coming days to fund the Company’s operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on the Company’s financial condition. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

The Company needs to raise additional funds immediately and continue to raise funds until it begins to generate sufficient cash through the sale of its products to fund its operations, and it may not be able to obtain the necessary financing on acceptable terms, or at all. During the year ended December 31, 2014, the Company raised approximately $2.3 million from the sale of promissory notes and received approximately $0.5 million of previously restricted funds from its November 2013 financing (see note 10).

The Company had negative working capital at December 31, 2014 and in order to operate its business for the twelve months ending December 31, 2015 and beyond, the Company is attempting to generate sufficient cash from: (i) the sale of its equity securities; (ii) the issuance of additional promissory notes; (iii) its business operations; (iv) other investing and financing sources, including loans from related parties; and (v) other cash management initiatives, including working with the Company’s vendors to continue to allow for extended payment terms.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (the “SEC”). During the years ended December 31, 2014 and 2013, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations. All inter-company accounts and transactions have been eliminated in consolidation, and certain prior year balances have been reclassified to conform to the current presentation.

Reverse Stock Split and Change in Par Value of Common Stock

On December 18, 2014, an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of all of the outstanding shares of the Company’s common stock at a ratio of 1 for 1,000 (the “Reverse Stock Split”) was approved by the Company’s Stockholders. The Certificate of Amendment became effective on February 11, 2015, and at that time the Reverse Stock Split took place and each 1,000 shares of outstanding common stock of the Company was combined and automatically converted into one share of the Company’s common stock, with a par value of $0.00001 per share. In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options and convertible notes payable were proportionately adjusted at the 1:1,000 reverse split ratio consistent with the terms of such instruments. No fractional shares were issued as a result of the Reverse Stock Split, and shareholders received a cash payment in lieu of such fractional shares that they would otherwise be entitled.

Also on December 18, 2014, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) reduce the par value of the Company’s common stock from $0.01 per share to $0.00001 per share; and (ii) increase the number of shares of common stock that the Company is authorized to issue from 500 million to 10 billion. This amendment became effective on December 18, 2014.

All share, per share and capital stock amounts as of and for the years ended December 31, 2014 and 2013 have been restated to give effect to the Reverse Stock Split and to the change in the par value of the Company’s common stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates. Included in these estimates are assumptions used in determining the lives of long-lived assets, in valuation models used in estimating the fair value of certain promissory notes, warrants, embedded conversion options and convertible preferred stock, stock-based compensation, royalty obligations and in determining valuation allowances for deferred tax assets.

Restricted Cash

Restricted cash is comprised of cash held in bank accounts by parties to the Company’s private placement transaction of senior secured convertible notes on November 13, 2013, as more fully described in note 10.

Concentration of Credit Risk

The Company maintains its cash in financial institutions for which balances are insured up to Federal Deposit Insurance Corporation limits of $250,000 per account. At times, cash balances may exceed the federally insured limits.

One customer comprises the entire balance of the Company’s outstanding accounts receivable.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

Inventory

Inventory consisted of purchased finished goods at December 31, 2014 and 2013. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO)” cost method, or market.

Property and Equipment

Property and equipment consists primarily of computer equipment and is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets, ranging from 3 to 10 years. Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $4,000 and $1,000, respectively.

Intangible Assets

The Company has intangible assets consisting of technology, customer relationship and trademarks, which are more fully discussed in Note 4. These intangible assets are amortized on a straight-line basis over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. The Company reviews its intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company recorded a net impairment charge of $1.6 million and $0 for the years ended December 31, 2014 and 2013, respectively.

Derivative Financial Instruments

The Company accounts for notes payable that are convertible into shares of the Company’s common stock and warrants issued in conjunction with the issuance of such notes in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, the Company classifies such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations (see notes 6, 7 and 8). The fair values of these derivative instruments have been estimated using a binomial option pricing model and other valuation techniques.

Stock-Based Compensation

At December 31, 2014, the Company had six stock-based employee compensation plans which are described more fully in Note 7. Awards granted are valued at fair value and compensation cost is recognized on a straight line basis over the service period of each award. No awards were granted during the year ended December 31, 2014.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets when the Company determines it is more likely than not that it will fail to generate sufficient taxable income to be able to realize the deferred tax assets.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and 2013.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at December 31, 2014 and 2013 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	December 31, 2014	December 31, 2013

Stock options	2,203	2,628
Warrants	3,232,600	3,380
Shares issuable upon conversion of preferred stock	929,798	-
Shares issuable upon conversion of convertible notes payable	3,196,575	4,709
	7,361,176	10,717

Impact of Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments related to the elimination from the FASB Codification of the concept of development stage companies, including the previous requirement that certain companies include inception-to date information and other disclosure requirements of Topic 915. The guidance is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early adoption permitted. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments regarding Topic 275 and the sufficiency-of-equity-at-risk criterion for development stage entities of Topic 810 shall be applied prospectively. Beginning with the quarter ended September 30, 2014, the Company chose the early adoption of these amendments and, accordingly, has eliminated the inception-to–date information that had been previously presented in the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Under ASU 2014-15, entities will be required to formally assess their ability to continue as a going concern and provide disclosures under certain circumstances. While current practice regarding such disclosures is often guided by U.S. auditing standards, the new standard explicitly requires the assessment at interim and annual periods, and provides management with its own disclosure guidance. The standard can be adopted early. The Company is currently assessing the impact that adopting these new assessment and disclosure requirements will have on its financial statements and footnote disclosures. See note 1 for the Company’s current disclosure about its ability to continue as a going concern.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has approved a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

3. ACQUISITION

Acquisition of VeriTeQ Corporation

The VeriTeQ Transaction was accounted for as a reverse acquisition of VC by VAC, whereby VAC was considered to be the acquirer for accounting purposes. Accordingly, the accompanying consolidated financial statements reflect VC’s assets and liabilities at fair value to the extent they were deemed to have been acquired for accounting purposes and VC established a new basis for its assets and liabilities based upon the fair values thereof and the value of VC’s 1,029 shares outstanding on the Closing Date. The purchase price of $935,000 was determined based on the closing price of VC’s common stock on July 8, 2013 of $900 per share on a post reverse stock split basis, and VC’s outstanding stock options, which were valued at $9,000 based on the closing price of VC’s common stock on July 8, 2013 and using the BSM valuation model using the following assumptions: expected term of 2.6 years, expected volatility of 106.6%, risk-free interest rate of 0.62%, and expected dividend yield of 0%.

In addition, the Exchange Agreement created a new measurement date for the valuation of the options to acquire shares of VAC’s common stock, which were converted into options to acquire shares of VC’s common stock. The new measurement date was the Closing Date. This new measurement did not result in a non-cash compensation charge because the value of the modified options did not exceed the value of the options before the modification.

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

The results of VC have been included in the consolidated statement of operations since July 8, 2013, the date of acquisition. Unaudited pro forma results of operations for the year ended December 31, 2013 are included below. Such pro forma information assumes that the VeriTeQ Transaction had occurred as of January 1, 2013. This summary is not necessarily indicative of what the Company’s results of operations would have been had VC been a combined entity during such period, nor does it purport to represent results of operations for any future periods.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

(In thousands, except per share amounts)	Year Ended December 31, 2013
Net operating revenue	$18
Net loss	$(18,577)
Net loss per common share – basic and diluted	$(2,030)

4. INTANGIBLE ASSETS

Intangibles and other assets consist of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
($000's)	Amount	Amortization	Total	Amount	Amortization	Total

Proprietary Technology	$1,500	$(318)	$1,182	$6,870	$(626)	$6,244
Customer relationship	500	(212)	288	500	(141)	359
Trademarks	-	-	-	450	(35)	415
	$2,000	$(530)	$1,470	$7,820	$(802)	$7,018

At December 31, 2014, the Company determined that the proprietary technology and trademarks acquired from SNC Holding Corp. in December 2012 was fully impaired and not recoverable. These assets had a net book value at the time of impairment evaluation of $5.0 million. At the time the assets were acquired, the Company recognized a royalty obligation in the amount of $3.4 million for estimated royalties that would be paid as a result of anticipated sales derived from the acquired SNC assets. As a result, the Company recorded an impairment charge at December 31, 2014 in the amount of $5.0 million related to the intangible assets and a reduction in the fair value of the estimated royalty obligation in the amount of $3.4 million.

Amortization of intangibles reflected in operating loss amounted to $0.6 million for each of the years ended December 31, 2014 and 2013. Estimated aggregate amortization expense for each of the five years subsequent to December 31, 2014 is as follows (in thousands):

2015	$179
2016	179
2017	179
2018	179
2019	107

5. ACCRUED EXPENSES

The following table summarizes the significant components of accrued expenses:

	December 31, 2014	December 31, 2013
	(in thousands)
Accrued payroll and payroll related (including $1,060 and $1,734 to related parties)	$1,204	$1,734
Accrued legal	477	445
Accrued other expenses (including $111 and $30 to related parties)	830	539
Total accrued expenses	$2,511	$2,718

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

6. NOTES PAYABLE

Notes payable at December 31, 2014 and 2013 consist of the following:

	2014	2013
	(in thousands)
Convertible notes payable with a bifurcated conversion option	2,943	1,817
Related party notes payable	169	60
Other notes payable	185	175
Discount on notes payable	(531)	(1,585)
	2,766	467
Less current portion	(2,480)	(467)
Non-current notes payable	286	-

Convertible Notes with a Bifurcated Conversion Option

On November 13, 2013, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Investors”), whereby the Company issued to the Investors senior secured convertible promissory notes in the principal amount of $1,816,667, including a $150,000 note payable to the placement agent in lieu of a cash fee (the “November 2013 Notes”). The November 2013 Notes were issued with an original issue discount of $166,667. Therefore, the November 2013 Notes were issued for a cash purchase price of $1,500,000, and with warrants to purchase up to 2,644 shares of our common stock, including 222 warrants granted to the placement agent (the “November 2013 Warrants”).

In connection with the sale of the November 2013 Notes and the November 2013 Warrants, (i) the Company entered into a registration rights agreement with the Investors (the "Registration Rights Agreement"), (ii) the Company and certain of its subsidiaries entered into a security and pledge agreement in favor of the collateral agent for the Investors (the "Security Agreement"), (iii) certain of the Company’s subsidiaries entered into a guaranty in favor of the collateral agent for the Investors (the “Guaranty”), and (iv) the Company and each depository bank in which such bank account is maintained entered into certain account control agreements with respect to certain accounts described in the Purchase Agreement and related agreements.

Upon the closing of this transaction, $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each Investor’s note balance, to be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time (see note 10 for further information). In addition, $115,000 of the Investors’ expenses was paid by the Company. As a result, the Company received net proceeds in 2013 of $635,000 from this transaction.

The November 2013 Notes had an original maturity date of November 13, 2014. Interest does not accrue on the November 2013 Notes unless there is an event of default (as defined in the notes), in which case interest on the November 2013 Notes commences accruing daily at a rate of 18% per annum. The November 2013 Notes were originally convertible into shares of the Company’s common stock, at the option of the holder, at any time following issuance at a conversion price of $750 per share, unless such conversion or share issuance thereunder would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. Under the terms of the November 2013 Notes, in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price. As a result of various issuances of convertible promissory notes subsequent to November 13, 2013 and through December 31, 2014, the conversion price as of December 31, 2014 was $0.90 per share. The conversion price is subject to adjustment for stock dividends, stock splits or stock combinations, whereby in any such case the conversion price would be multiplied by the following fraction: (i) the number of shares of common stock outstanding immediately before such event and (ii) the number of shares of common stock outstanding immediately after such event.

The November 2013 Warrants became exercisable at issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years at an initial exercise price of $2,840 per share, and contain a cashless exercise provision. The exercise price is also subject to adjustment for stock dividends, stock splits and stock combinations. In addition, the exercise price of the warrant is subject to downward adjustment in the event the Company issues common stock or securities convertible into common stock at an issuance price or conversion price that is less than the exercise price of the November 2013 Warrants. Moreover, the November 2013 Warrants provide that the holder of the warrant has the right to invest the same aggregate amount, regardless of changes in the price of the Company’s common stock. Accordingly, decreases in the price of the Company’s common stock result in an increase in the number of shares exercisable under the Warrants (see note 9 for further information).

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

As a result of the original issue discount and the fair value of the November 2013 Warrants issued at the time of the issuance of the November 2013 Notes, the Company recognized a discount on the November 2013 Notes of $1,816,667. The discount was amortized over a one-year period to the original maturity date, and the unamortized discount was approximately $1,585,000 as of December 31, 2013.

The November 2013 Notes rank senior to the Company’s other indebtedness and are secured by a perfected first lien security interest in all of the Company’s and its subsidiaries’ assets except certain assets of VTQ IP Holding Corporation (IP related to the Company’s dosimeter business) and certain intellectual property assets of PAH (IP related to the Company’s Unique Device Identification business), which are secured by a second priority lien. The November 2013 Notes contain certain covenants and restrictions, including, among others, that, for so long as the November 2013 Notes are outstanding, the Company will not incur any indebtedness except permitted indebtedness, permit liens on its properties (other than permitted liens under the November 2013 Notes), pay dividends or transfer certain assets.

During the year ended December 31, 2014, $400,000 of the November 2013 Notes was repaid using a portion of the Company’s restricted cash, and $568,990 of the November 2013 Notes was converted into 72,745 shares of common stock in accordance with the terms of the November 2013 Notes or under Right to Shares Agreements entered into in 2014 with certain of the Investors. The outstanding balance on the November 2013 Notes at December 31, 2014 was $847,677. On October 31, 2014, the Company entered into an amendment to the Purchase Agreement with some of the original parties to the Purchase Agreement. As a result of this amendment, as well as a sale of one of the November 2013 Notes to another accredited investor, the maturity date on $642,121 of the outstanding November 2013 Notes was extended to July 13, 2015. The remaining $205,556 of notes that was due on November 14, 2014 has not been repaid, and default interest on these notes has been recognized from the maturity date.

During the year ended December 31, 2014, the Company issued additional convertible promissory notes with an aggregate principal amount of $2,107,350, and satisfied the obligation to PSID under a shared services agreement through the issuance to PSID of a convertible promissory note (see note 11) in the amount of $222,115 (collectively, the “2014 Convertible Notes”). The 2014 Convertible Notes contain terms that are substantially similar to those of the November 2013 Notes, including variable conversion price formulas with downward adjustment features. No warrants were issued in conjunction with the 2014 Convertible Notes, and except for $322,222 of notes issued to the Investors, they do not contain priority liens on the Company’s assets. The 2014 Convertible Notes generally mature within 9 to 12 months from the date of issuance, bear interest at rates ranging from 8% to 12% per annum with all interest payable at maturity, and are convertible into shares of common stock at 60% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 25 days prior to conversion, depending on the specific note being converted.

During the year ended December 31, 2014, $233,750 of the 2014 Convertible Notes, along with $375 of accrued interest were converted into 128,670 shares of the Company’s common stock in accordance with their terms, and the outstanding balance on the 2014 Convertible Notes was $2,095,715 at December 31, 2014.

Related Party Notes Payable

Related party notes payable at December 31, 2013 consisted of two promissory notes payable to Scott Silverman, the Company’s Chief Executive Officer, each in the principal amount of $30,000, bearing interest at a rate of 5% per annum, payable on demand. The outstanding principal on these notes was repaid during the year ended December 31, 2014 and Mr. Silverman elected to forgo receiving interest on these notes.

During the year ended December 31, 2014, the Company issued unsecured promissory notes to several of its officers and directors, including Mr. Silverman, in the aggregate principal amount of $185,000. These notes bear interest at 5% per annum, with accrued interest and principal payable on demand. The Company repaid $66,000 of these notes during the year ended December 31, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

On April 16, 2014 and May 1, 2014, the Company issued promissory notes to Ned L. Siegel in the principal amount of $30,000 and $20,000, respectively (collectively, the “Siegel Notes”). The Siegel Notes bear interest at a rate of 9% per annum, with principal and interest due on these notes one year after their date of issuance. The Siegel Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $350 per share. In connection with the issuance of the May 1, 2014 note, Mr. Siegel also received a warrant to purchase 100 shares of the Company’s common stock at an exercise price of $350 per share, subject to adjustment for stock splits, stock dividends or stock combinations. Based on the value of this warrant, as well as the price of the Company’s common stock at the time the Siegel Notes became convertible, the Company recognized a discount on the Siegel Notes in the amount of $50,000, which is being amortized over the life of the notes. Mr. Siegel was appointed a director of the Company on June 17, 2014, and resigned from the Company’s board of directors on January 28, 2015.

Other Notes Payable

Other notes payable as of December 31, 2013 consists of a note originally payable to PSID in the amount of $200,000 issued in connection with the acquisition of a PSID subsidiary in January of 2012 (the “PSID Note”). Pursuant to the terms of a July 8, 2013 letter agreement between PSID and the Company, the Company and PSID agreed that the note would be paid in shares of the Company’s common stock. Accordingly, in October 2013, the Company issued 16 shares of common stock to PSID and the principal balance on PSID Note was reduced to $175,000, and that the balance of the note is to be repaid through the issuance of an additional 135 shares of common stock. In connection with the issuance of the November 2013 Notes, PSID assigned the PSID Note to the Investors. In February of 2014, one of the Investors converted approximately $60,000 of this note, along with approximately $10,000 of accrued interest, into 46 shares of the Company’s common stock. The remaining balance on the PSID Note at December 31, 2014 is approximately $114,000.

During the year ended December 31, 2014, the Company issued several promissory notes to accredited investors with an aggregate principal amount of $111,225. Each note had a maturity date one year after the date of issuance, bears interest at a rate of 9% per annum, and is generally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $350 per share. For some of these notes, the Company may, at its sole option, elect to convert the note into common stock at a conversion price that is equal to 60% of the market price of the Company’s common stock, as defined in the notes. During the year ended December 31, 2014, $40,600 of these notes, plus $1,330 of accrued interest, was converted into 27,092 shares of the Company’s common stock.

At December 31, 2014, the total of all of the Company’s outstanding promissory notes was convertible into an aggregate of 3,196,575 shares of the Company’s common stock. The scheduled payments due based on maturities of current and long-term debt and at December 31, 2014 are presented in the following table:

Year:	Amount
	(in thousands)
2015	2,822
2016	361

Total payments	$3,183	*

* - Excludes $114,000 outstanding under the PSID Note which can only be settled through the issuance of 135 shares of the Company’s common stock.

Interest expense was approximately $2.5 million for the year ended December 31, 2014, including $2.4 million of non-cash interest expense, which is primarily related to the amortization of debt discount. Interest expense was approximately $7.1 million for the year ended December 31, 2013, including approximately $2.8 million for the initial fair value of the conversion option embedded in the November 2013 notes, approximately $3.4 million for the value of warrants issued in connection with debt, including $0.4 million associated with the warrants issued as a placement agent fee, approximately $0.4 million of debt issuance costs, which were expensed as incurred, approximately $0.3 million of debt discount amortization and approximately $0.1 million for shares issued as an inducement to convert debt into equity during 2013.

7. SUBORDINATED DEBT REPORTED AT FAIR VALUE

In December 2012, VAC entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note is convertible into one-third of the beneficial common stock ownership of VC held by Scott Silverman, or 2,148 shares as of December 31, 2014 and 2013, and was amended in July 2013 to extend the maturity date to June 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

The Company made an irrevocable election at the time of issuance to report the note at fair value, with changes in fair value recorded through the Company’s statement of operations as Other expense/income in each accounting period. At December 31, 2014 and 2013, the fair value of the SNC Note was $0.3 million and $4.9 million, respectively (see note 8 for further information).

8. FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

During the year end December 31, 2013, the Company had a short-term investment in marketable securities valued using Level 1 inputs. The marketable securities were sold in November 2013.

During the years ended December 31, 2014 and 2013, the convertible note issued to SNC Holdings Corp. (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes, the warrant liabilities and the estimated royalty obligations were valued using Level 3 inputs. At December 31, 2014, the Company’s stockholders had approved a reverse split of the common stock, which was not effectuated by the Company until February 11, 2015. The estimated values also considered the value of the Company’s stock price of $0.11 per share following the reverse stock split of 1 for 1,000, which was effective on February 11, 2015. The closing price on December 31, 2014 was $0.002 per share (without giving effect to the reverse split). The changes in fair value of the convertible note, the bifurcated embedded option in the convertible notes and the warrant liability during 2014 and 2013 are reflected in the changes in fair value of derivative instruments in the Company’s consolidated statement of operations. The change in estimated fair value of the royalty obligation was recorded in the Company’s statement of operations, together with the asset impairment charge (see note 4).

As of December 31, 2014, a probability weighted expected return method (“PWERM”) was used to estimate the total enterprise value of approximately $2.5 million. For the PWERM analysis, the Company assumed four scenarios: (a) income approach scenario where the Company raises substantially all of the financing required within 6 months to carry out its plans to bring its products to market and an assumed probability of 20% due to lack of success in raising such funding to date; (b) market approach scenario with the likelihood of a sale or merger of the Company within 2 years, and an assumed probability of 15%; (c) continued operations scenario where the Company maintains the current operating levels with minimal financing, and an assumed probability of 35%, and (d) dissolution of the Company, and an assumed probability of 30%.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

An Option Pricing Method allocation model (“OPM”) was used to allocate the estimated enterprise value to the debt and equity tranches within the Company’s capitalization structure which resulted in a per share common stock value of $0.13. A binomial lattice model, including a “with” and “without” analysis, was used to estimate the value of the “down-round” features of the instruments outstanding under the scenario of the company management assumed future financing. A Monte Carlo simulation model was used to estimate the value impact of multiple future financings. The total values of the various debt and equity securities in the Company generated from the above valuation methodologies were allocated to the total estimated enterprise value of $2.5 million.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
SNC Note	$—	$—	$316	$—	$—	$4,925
Bifurcated option in convertible notes			930			$3,124
Warrant liabilities	$—	$—	$534	$—	$—	$6,114
Royalty obligations	$—	$—	$600	$—	$—	$4,000

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2014:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities	Royalty obligations
Balance at December 31, 2013	$4,925	$3,124	$6,114	$4,000
Issuance of additional debt		1,009
Conversion of notes and exercise of warrants into shares of common stock		(47)	(7,052)
(Gains) losses included in earnings (loss)	(4,609)	(3,156)	1,472	(3,400)
Balance at December 31, 2014	$316	$930	$534	$600	**

** Includes $160,000 and $60 thousand of current royalty obligations included in accounts payable and accrued expenses at December 31, 2014 and 2013, respectively.

Bifurcated Option in Convertible Notes

At December 31, 2013, the fair value of the bifurcated embedded option of the convertible notes was estimated using a Monte Carlo simulation model with the following inputs: market price $2.29, term 0.92 years, standard deviation 0.18 and conversion price $0.75. At December 31, 2014, the inputs to the binomial lattice model included: (i) stock price of $0.13 per share, (ii) volatility of 58%, (iii) risk-free interest rate of 0.89%, (iv) strike price of $0.94, and (v) an expected term to liquidity of 1.0 year. The binomial lattice model considered the conversion price as the minimum of: (i) the conversion price adjusted upon a future financing, and (ii) a variable price based on 60% of the stock price at the date of a future conversion.

Warrant Liabilities

At December 31, 2013, the fair value of the warrant liability was based on the Black Scholes model and using the following assumptions: expected term of 4.87 years, expected volatility of 155%, risk-free interest rate of 1.75%, and expected dividend yield of 0%. At December 31, 2014, the inputs to the binomial lattice model included: (i) stock price of $0.13 per share, (ii) volatility of 58%, (iii) risk-free rate of 0.89%, (iv) strike price of $0.90, and (v) an expected term to liquidity of approximately 1.0 year. The binomial lattice model considered the conversion price as the minimum of: (i) the strike price adjusted upon a future financing, and (ii) the strike price as of December 31, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

Convertible Note Payable to SNC Holdings Corp

At December 31, 2013, the convertible note payable to SNC Holdings Corp. has been valued based on the market value of the shares of the Company’s common stock into which the note is convertible into. Due to the decline in the Company’s stock price at December 31, 2014, the fair value of the convertible note payable to SNC Holdings Corp. was estimated using inputs to the OPM which included: (i) total enterprise value of $2.5 million, (ii) volatility of 136%, (iii) risk-free rate of 0.89%, and (iv) an expected term to liquidity of 1.0 year.

Estimated Royalty Obligations

The carrying amount approximates management’s estimate of the fair value of royalty obligations that will be paid (discounted at rates ranging from 25% to 60%) for a period from 3 to 14 years. The estimated royalty obligations decreased in 2014 due to the lack of performance of the related assets purchased, and an impairment charge was also recorded for the related intangible assets.

The Company’s management considers the carrying values of other current assets and other current liabilities to approximate fair values primarily due to their short-term nature.

9. STOCKHOLDERS’ DEFICIT

Preferred Stock

Upon the closing of the VeriTeQ transaction on July 8, 2013, VAC exchanged all of its issued and outstanding shares of common stock for 410,759 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock was automatically converted into 0.02 shares of VC’s common stock upon the effectiveness of the 2013 Reverse Stock Split.

On October 31, 2014, the Company entered into agreements with Mr. Silverman and with Randolph Geissler, the Company’s President, whereby Messrs. Silverman and Geissler agreed to convert amounts owed to them by the Company of $1.4 million and $441,000, respectively, into a total of 1,841 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”). The Series D Preferred Stock issued under this agreement will vest on January 1, 2017. If Mr. Silverman or Mr. Geissler separate from the Company because of a termination for cause or by resigning without good reason, as defined under the terms of their respective employment agreements, then they shall forfeit the shares of Series D Preferred Stock acquired under this agreement. The Series D Preferred Stock will automatically vest upon a change of control event.

Absent a change of control or certain other transformational events, the Series D Preferred Stock will become convertible on January 2, 2017 (immediately after it vests) into shares of the Company’s common stock at a conversion price per share equal to the lesser of the average closing price of the common stock for the five trading days prior to the date of conversion or $3.10, which was the closing price of the Company’s common stock on October 31, 2014. The Series D Preferred Stock is entitled to vote along with shares of common stock. The number of votes that a holder of the Series D Preferred Stock is able to cast is equal to the number of common shares that the Series D Preferred Stock would convert into if it could be converted on the date of issuance. Based on the closing price of the Company’s common stock at December 31, 2014, the Series D Preferred Stock being issued under this agreement is convertible into an aggregate of 929,798 shares of common stock, subject to adjustment for stock splits or stock combinations.

In the event that the Company does not have a sufficient number of authorized shares to effect the conversion of all of the outstanding Series D Preferred Stock into common stock prior to April 2, 2017, then the Company is required to redeem all of the outstanding shares of Series D Preferred Stock for cash, based on the value of the shares of common stock that would otherwise have been issued. Because the circumstances under which the Company may be required to redeem the Series D Preferred Stock for cash remains contingent but is potentially within the Company’s control, the stated value of the Series D Preferred Stock is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

As of December 31, 2014, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share, with 1,841 shares of Series D Preferred Stock outstanding.

Common Stock

In July of 2013, the Company issued 41 shares of common stock to an investment advisory firm for services rendered for an aggregate value of $62,500. The shares were valued at the fair market value of the stock on the date of issuance which was $1,500 per share.

In October and November of 2013, the Company issued 163 shares of common stock to three investor relation firms for services rendered for an aggregate value of approximately $353,000. The shares were valued at the fair market value of the stock on the dates of issuance which were $2,700, $2,100 and $2,000 per share.

On June 18, 2014, the Company obtained approval from a majority of its stockholders to:

●	increase the number of authorized shares of the Company’s common stock from 50 million to 500 million;
●	reduce the par value of the Company’s preferred stock from $10.00 per share to $0.01 per share; and
●	adopt the Company’s 2014 Stock Incentive Plan under which 50 million shares were reserved for issuance.

The Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware to effect the changes to its authorized shares of common stock and the par value of its preferred stock and to complete the adoption of the 2014 Stock Incentive Plan on August 27, 2014.

In July of 2014, the Company entered into consulting and advisory agreements with three separate entities providing investment and advisory and investor relations services. In connection with these agreements, the Company issued an aggregate of 1,550 shares to these service providers valued at approximately $336,000

During the year ended December 31, 2014, the Company issued 66,071 shares of common stock to warrant holders upon the cashless exercise of outstanding warrants or under Right to Shares agreements entered into with certain holders of the November 2013 Warrants, and 363 shares of common stock upon the cashless exercise of outstanding stock options.

On December 18, 2014, the Company filed an amendment to its Amended and Restated Certificate of Incorporation increasing the number of shares of common stock which it is authorized to issue from 500 million to 10 billion, and to decrease the par value of the Company’s common stock from $0.01 per share to $0.00001 per share. The amendment was approved by the Company’s stockholders on December 18, 2014.

As previously discussed in note 1, an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the 1:1,000 Reverse Stock Split became effective on February 11, 2015. All share, per share and capital stock amounts have been restated as of and for the years ended December 31, 2014 and 2013 to give effect to the Reverse Stock Split.

As of December 31, 2014, the Company had 10 billion shares of common stock authorized and 306,646 shares of common stock were outstanding.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

Warrants Deemed as Equity

Warrants exercisable for shares of common stock and which qualify for equity treatment as of December 31, 2014 are as follows:

Series/ Issue Date	Outstanding as of December 31, 2013	Exercised	Outstanding as of December 31, 2014	Exercise Price	Exercisable Period (years)
Series A /June 2012	95	(95)	-	$370.00
Series B / September 2012	39	-	39	$1,572.06	3
Series C / October 2012	19	-	19	$1,572.06	3
Series C / October 2012, reset May 2014	19	-	19	$350.00	3
Series D / December 2012	14	-	14	$1,572.06	5
Series E /December 2012	28	-	28	$1,572.06	5
Series F / March 2013	39	-	39	$1,572.06	3
Series G / April 2013	47	-	47	$1,310.05	3
Series G / April 2013, reset May 2014	47	-	47	$350.00	3
Series H / June 2013	61	-	61	$1,572.06	3
Series H / June 2013, reset May 2014	19	-	19	$350.00	3
Series I/May 2014	300	-	300	$350.00	3
Series J/May 2014	100	-	100	$350.00	2
Total	827	(95)	732

The Series A warrant was issued in connection with a stock subscription agreement to an investor. The Series A warrant was exercised in February 2014 under the cashless exercise provisions of the warrants.

The Series B, C, D, E, F, G and H warrants were issued in connection with promissory notes. These warrants are exercisable at any time during the exercisable periods. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants shall be adjusted on a proportional basis. The total value of these warrants of approximately $0.3 million was amortized to interest expense over the life of the promissory notes. The promissory notes were converted into common stock during 2013. As a result of the issuances of two promissory notes on May 30, 2014, and under the terms of a promissory note issued on March 20, 2014, the exercises prices of one-half of the Series C, G and H warrants were reduced to $350 per share of common stock from exercise prices ranging from $1,310 to $1,570 per share. The Company recorded non-cash interest expense of approximately $7,000 during the year ended December 31, 2014 as a result of the reductions in the exercise prices of the warrants.

The Series I and J warrants were issued in connection with promissory notes issued on March 20, 2014 and May 1, 2014, respectively. As a result of the issuances of two promissory notes on May 30, 2014, provisions under the notes issued on March 20, 2014, and May 1, 2014 requiring the issuances of these warrants were triggered. The warrant agreements provide for the number of shares to be adjusted in the event of a stock split, a reverse stock split, a share exchange or other conversion or exchange event in which case the number of warrants and the exercise price of the warrants will be adjusted on a proportional basis. The relative fair value of these warrants of approximately $0.1 million is being amortized to interest expense over the life of the promissory notes.

The Company determined the value of the warrants issued in 2013 and 2014 on the issuance/reset dates utilizing the following assumptions in the binomial valuation model:

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

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

Warrants Deemed as Liabilities

On November 13, 2013, in connection with the issuance of the November 2013 Notes, the Company issued the November 2013 Warrants, which are more fully described in Note 6. The November 2013 Warrant agreements provide that if the Company were to issue or sell any shares of our common stock, except certain specified issuances pursuant to the Company’s stock plans or the issuance of common stock pursuant to agreements existing on November 13, 2013, at a price per share less than the exercise price in effect immediately before the issuance or sale, then immediately after such dilutive issuance, the exercise price will be reduced. If there is an adjustment to the exercise price as a result of any of the dilution events specified in the Warrant agreements, the number of shares of common stock that may be purchased upon exercise of the warrant will be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise).

As a result of the issuances of promissory notes with variable conversion price formulas over the course of fiscal 2014, the reset provisions under the terms of warrants were triggered. Because the variable price formula changes with the value of the Company’s common stock, the number of shares subject to warrant varies.  As of December 31, 2014, if all of the remaining November 2013 Warrants had been exercised under the alternative price formulation the number of shares of the Company’s common stock that would have been issued would have been 3,231,868 shares based on an exercise price of $0.90 per share, subject to adjustment for the cashless exercise provisions.

The terms of the November 2013 Warrants are such that they do not qualify for equity treatment under ASC 815 and are classified as liabilities in accordance with ASC 480 at December 31, 2014 and 2013. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value (see note 8) and were determined to be $0.5 million and $6.1 million at December 31 2014 and 2013, respectively. The Company recognized expense of approximately $1.5 million in the year ended December 31, 2014 as a result of the change in fair value of the November 2013 Warrants.

Restricted Stock Grants

On June 17, 2014, the Company issued 650 shares of restricted stock to a director in connection with his appointment to the Company’s board of directors, of which 150 shares vested on January 2, 2015. The remaining shares were forfeit in 2015 due to this director’s resignation from the board of directors on January 28, 2015. In January 2013, the Company issued approximately 900 shares of restricted common stock to a member of its senior management. This restricted stock vested in full in January 2015. The total value of the restricted stock of approximately $1.5 million was expensed over the vesting period. During the years ended December 31, 2014 and 2013, the Company recorded $0.8 million and $0.7 million, respectively, in compensation expense related to the restricted stock.

Stock Options

In accordance with the Compensation – Stock Compensation Topic of the Codification, awards of stock options are recorded at fair value on the date of grant and compensation cost is recognized on a straight line basis over the service period of each award. Upon exercise of stock options, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding that have been reserved for issuance under the Company’s stock option plans.

During 1999, the Company adopted the 1999 Flexible Stock Plan and the 1999 Employees’ Stock Purchase Plan. During 2002 the Company adopted the Digital Angel Corporation Transition Stock Option Plan. During 2003, the Company adopted the 2003 Flexible Stock Plan. The options granted under these plans have contractual terms ranging from three to ten years. At December 31, 2014, options for 31 shares are outstanding under these plans, with 72,447 shares available for future issuance.

On July 12, 2013, pursuant to the Exchange Agreement, a majority of the Company’s voting stockholders adopted resolutions by written consent approving the DAC 2013 Stock Incentive Plan (the “2013 Plan”), under which employees, including officers and directors, and consultants may receive awards. Awards under the 2013 Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock performance units, performance shares, cash awards and other stock based awards. The purposes of the 2013 Plan are to attract and retain highly qualified personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, to promote the success of the Company’s business and to link participants’ interests directly with those of stockholders through increased stock ownership. The 2013 Plan became effective on October 18, 2013. On October 18, 2013, the outstanding stock options under the three VAC stock incentive plans were converted into options to acquire VC’s common stock under the 2013 Plan and VAC’s three former stock incentive plans were terminated.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

The aggregate number of shares of the Company’s common stock that may be subject to awards under the 2013 Plan, subject to adjustment upon a change in capitalization, is 5,000,000 shares. Such shares of common stock may be authorized but unissued, or reacquired shares of common stock. Shares of common stock that were subject to plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the 2013 Plan. At December 31, 2014, approximately 2,172 options are outstanding, and approximately 4,997,447 options remain available for issuance under the 2013 Plan.

On June 18, 2014, the Company’s stockholders adopted the VeriTeQ Corporation 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan has terms and provisions that are substantially similar to the 2013 Plan, and provided for 50,000,000 shares of common stock to be reserved for awards under the 2014 Plan. On December 18, 2014, the Company’s shareholders approved an increase in the number of authorized shares of common stock issuable under the 2014 Plan to 500,000,000 shares. No grants have been awarded under the 2014 Plan.

The Company did not grant any stock incentive awards during the year ended December 31, 2014. During the year ended December 31, 2013 the Company granted 1,050 options with a weighted average fair value of $1,333.

The Company accounts for its stock-based compensation plans in accordance with ASC 718-10, Compensation – Stock Compensation. Under the provisions of ASC 718-10, the fair value of each stock option is estimated on the date of grant using a BSM option-pricing formula, and amortizing that value to expense over the expected performance or service periods using the straight-line attribution method. The weighted average values of the assumptions used to value the options granted in the year ended December 31, 2013 were as follows: expected term of 5 years, expected volatility of 126%, risk-free interest rates of 0.83%, and expected dividend yield of 0%. The expected life represents an estimate of the weighted average period of time that options are expected to remain outstanding given consideration to vesting schedules and the Company’s historical exercise patterns. Expected volatility is estimated based on the historical volatility of similar companies’ common stock. The risk free interest rate is estimated based on the U.S. Federal Reserve’s historical data for the maturity of nominal treasury instruments that corresponds to the expected term of the option. The expected dividend yield is 0% based on the fact that the Company has never paid dividends and has no present intention to pay dividends.

During the years ended December 31, 2014 and 2013, the Company recorded nil and $1.4 million, respectively, in compensation expense related to stock options granted to its directors, employees and consultants.

The following summary presents information regarding outstanding options as of December 31, 2014 and 2013 and changes during the years then ended with regard to all options:

	2014		2013
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding on January 1	2,628	$9,010	1,531	$310
Granted	—	—	1,050	1,570
Exercised	(382)	52	—	—
Assumed in VC acquisition	—	—	75	344,150
Effect of fractional shares resulting from the Reverse Stock Split	(32)	—	—	—
Forfeited or expired	(11)	527,223	(28)	151,640
Outstanding at December 31	2,203	5,188	2,628	9,010

Exercisable at December 31	2,203	5,188	1,579	13,950
Vested or expected to vest at December 31(1)	2,203	5,188	2,628	9,010
Shares available on December 31 for options that may be granted	505,070		2,503

(1)	The weighted average remaining contractual life for exercisable options is 4.15 years as of December 31, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

As of December 31, 2014, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock incentive plans, as all outstanding options at December 31, 2014 vested on January 1, 2014.

The following table summarizes information about stock options outstanding at December 31, 2014:

			Outstanding Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$52	to	$53	874	5.85	$52	874	$52
$1,571	to	$1,572	1,298	3.01	1,572	1,298	1,572
$2,100	to	$872,000	31	3.86	301,333	31	301,333
Total stock options			2,203	4.15	5,188	2,203	5,188

9. INCOME TAXES

The Company did not have an income tax provision or benefit for the years ended December 31, 2014 and 2013. The Company has incurred losses and therefore has provided a valuation allowance of approximately $5.9 million against net deferred tax assets as of December 31, 2014.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2014	2013
Deferred tax assets:
Accrued compensation and stock-based compensation	$1,652	$1,580
Accrued liabilities and other	671	—
Net operating loss carryforwards	4,151	1,961
Gross deferred tax assets	6,474	3,541
Valuation allowance	(5,908)	(2,905)
Deferred tax liabilities:
Amortization of intangible assets	(566)	(636)
Gross deferred tax liabilities	(566)	(636)
Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets increased by $3.0 million and $2.8 million in the years ended December 31, 2014 and 2013, respectively, due primarily to deferred tax assets not being realizable.

At December 31, 2014, the Company had U.S. net operating loss carryforwards of approximately $10.8 million for income tax purposes, which expire in varying amounts through 2034. The amount of any benefit from the Company’s U.S. tax net operating losses is dependent on: (1) its ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any change in ownership greater than fifty percent under IRC section 382 places significant annual limitations on the use of the Company’s U.S. net operating losses to offset any future taxable U.S. income that may be generated. As a result of the VeriTeQ acquisition, which was a tax-free reorganization, the Company exceeded the fifty percent threshold and as a result, effective on the closing date of the VeriTeQ transaction, VC’s U.S. net operating losses became limited to approximately $0.5 million in the aggregate. Accordingly, the Company eliminated all prior loss carryforwards generated by VC in excess of the amount not currently limited. In addition, there may be limitations on VAC net operating losses under IRC Section 382 due to common stock issued since inception. Certain future transactions could cause a more than fifty percent ownership change in the future, including (a) additional issuances of shares of common stock by the Company or (b) acquisitions or sales of shares by certain holders of the Company’s stock, including persons who have held, currently hold, or accumulate in the future five percent or more of the Company’s outstanding stock.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2014	2013
	%	%

Statutory tax/(benefit) rate	(35)	(35)
State income taxes, net of federal benefits	(4)	(4)
Transaction costs not deductible	—	1
Non-deductible interest and other permanent items	(40)	23
Change in deferred tax asset valuation allowance	79	15
	(—)	(—)

The Company did not have an unrecognized tax benefit at December 31, 2014 and 2013. The Company files income tax returns in the U.S. and in various states in which it operates. Separate federal and state tax returns for VC and VAC for the periods prior to the VeriTeQ Transaction and consolidated tax returns for subsequent periods will be filed. The Company has not yet filed its U.S. federal and certain state tax returns for VC for 2013 and for VAC for 2013 and 2012, and does not currently have any examinations ongoing. Tax returns for the years 2010 onwards are subject to federal, state or local examinations.

10. RESTRICTED CASH

In connection with the issuance of the November 2013 Notes (see note 6), approximately $750,000 of the proceeds was placed in restricted bank accounts in amounts proportionate to each Investor’s note balance. The restricted funds were to be utilized to pay any redemption or other payment due under the applicable note to the applicable holder from time to time. Pursuant to the terms of the financing, a portion of the restricted funds was to be released to the Company upon any conversion of the notes or at any time the balance of the funds placed in the restricted accounts by the note holders exceeds the principal of the applicable note then outstanding. In accordance with the terms of the Purchase Agreement, on November 21, 2013, upon the sale of 50,000 shares of MGT Capital Investments Inc.’s common stock owned by the Company, approximately $132,500 of proceeds received by the Company was placed into the restricted accounts. The balance in the restricted bank accounts was approximately $0.9 million at December 31, 2013. From time to time during the year ended December 31, 2014, to provide the Company with additional liquidity, approximately $470,000 of the restricted funds was released to the Company’s operating account. On June 24, 2014, $0.4 million of the restricted funds were used to prepay a portion of one of the outstanding November 2013 Notes. At December 31, 2014 the balance of the Company’s restricted cash is approximately $12,000.

11. RELATED PARTY TRANSACTIONS

Shared Services Agreement with PSID

The Company entered into a shared services agreement (the “SSA”) with PSID on January 11, 2012, pursuant to which PSID agreed to provide certain services, including administrative, rent, accounting, business development and marketing, to the Company in exchange for $30,000 per month. The SSA has also included working capital advances from time to time. The term of the SSA commenced on January 23, 2012. The SSA was amended from time to time during the year ended 2012 to, among other things, reduce the monthly charge for services to $5,000. On April 22, 2013, the Company and PSID entered into a non-binding letter agreement in which PSID agreed to provide up to an additional $60,000 of support during April and May 2013.

On July 8, 2013, the Company entered into a letter Agreement with PSID (the “July Letter Agreement”) to amend certain terms of several agreements between PSID and the Company. The July Letter Agreement amended certain terms of the SSA, as amended, the asset purchase agreement entered into on August 28, 2012, as amended (the “APA”), and the PSID Note (see note 6).

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

On November 8, 2013, the Company entered into a Letter Agreement (the “November Letter Agreement”) with PSID which further amended the terms of the several agreements between PSID and the Company.

The July Letter Agreement, as modified by the November Letter Agreement, provides for:

(i)

The elimination of minimum royalties payable to PSID under the APA in their entirety. In the event that royalty payments under the APA based on the Company’s attainment of certain sales levels are not at least $800,000 for the calendar year 2014, then the Company will grant PSID Corporation a non-exclusive, perpetual, non-transferrable, world-wide, fully paid license to said patents.

(ii)

VC’s granting to PSID a warrant to purchase 300,000 shares of common stock with an initial exercise price of $2.84. The warrant is exercisable for a period of five years, and the terms and form of the warrant are the same as the  November 2013 Warrants granted to the Investors (see notes 6 and 9).

As of December 31, 2013, the Company owed PSID $0.2 million under the SSA, which is reflected in Other current liabilities in the Company’s consolidated balance sheet. On October 20, 2014, the Company entered into a GlucoChip and Settlement Agreement (the “PSID Settlement Agreement”) with PSID to transfer the final element of PSID implantable microchip business to the Company, to provide for a period of financial support to the Company, and to provide for settlement of the $0.2 million owed by the Company to PSID under the SSA. The PSID Settlement Agreement provides for the termination of the License Agreement entered into between the PSID and the Company on August 28, 2012, whereby, PSID had retained an exclusive license to the GlucoChip technology. Pursuant to the PSID Settlement Agreement, PSID retains its right to any future royalties from the sale of GlucoChip or any other implantable bio sensor applications. The PSID Settlement Agreement also provided for the settlement of the amount outstanding under the SSA by the Company issuing a convertible promissory note to PSID (see note 6) with terms similar to those of other convertible promissory notes issued by the Company during the year ended December 31, 2014.

Pursuant to the PSID Settlement Agreement, PSID also agreed to provide financial support to the Company, for a period of up to two years, in the form of convertible promissory notes. On October 20, 2014, PSID funded the Company $60,000 and the Company issued to PSID a convertible promissory note, with similar terms to other convertible promissory notes issued by the Company during 2014. Pursuant to the PSID Settlement Agreement, PSID agreed to provide the Company with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as those notes issued in October 2014. The additional promissory notes are at the option of the Company, which option it can exercise every 100 days unless the parties agree otherwise, and on January 30, 2015 the Company issued a $40,000 convertible promissory note to PSID.

Notes Payable and Accrued Expenses

Included in accrued expenses at December 31, 2014 and 2013 are approximately $1.2 million and $1.8 million, respectively, owed to the Company's officers and directors (see notes 9 and 15). See note 6 for a discussion of related party notes payable.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its principal office facility under a lease expiring in April 2018 and leases additional office and warehouse space on a month to month basis. Rent expense related to operating leases for office space and equipment amounted to approximately $93 thousand and $77 thousand for the years ended December 31, 2014 and 2013, respectively.

The Company also has employment contracts with three of its executive officers requiring payments of salary, bonus and other payments under the terms of the respective agreements.

The approximate minimum payments required under operating leases and employment contracts at December 31, 2014, are as follows (in thousands):

Year	Minimum Rental Payments	Employment Contracts
2015	36	1,478
2016	36	865
2017	36	—
2018	13	—
2019 and thereafter	—	—

	$121	$2,343

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 (approximately $61,000) of the proceeds from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, additional claims submitted to the liquidator could result in the Company being required to pay additional amounts to cover its share of Signature’s outstanding liabilities. The Company has estimated a potential additional liability of approximately $159,000. The Company expects the liquidation process to be completed by the middle of 2015, although it could extend beyond the expected timeframe.

On January 30, 2014, the Company and the buyers of DARC entered into a letter agreement under which the Company agreed to accept a payment of £62,000 (USD approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, the Company recorded, a loss on the settlement of this receivable of approximately USD $55,000 in the year ended December 31, 2014, which is reflected in Other expenses in the Company’s consolidated statement of operations. All of the other provisions (including, without limitation, the indemnities) agreed between VC, and/or the Buyers under the stock purchase agreement and any related documents remain in full force and effect.

13. LEGAL PROCEEDINGS

We have been informed by the New Jersey Department of Environmental Protection that a subsidiary of a predecessor business, sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2014 were as follows (in thousands):

	2014	2013
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Net assets acquired from VC in excess of cash acquired for common stock	-	117
Notes payable and accrued liabilities converted into common stock	917	662
Accrued liabilities converted into preferred stock	1,841	-
Accrued liabilities converted into and deferred financing fees paid through the issuance of convertible promissory notes	240	-
Cashless exercises of common stock warrants	7,052	-

15. SUBSEQUENT EVENTS

Issuance of Additional Promissory Notes

On January 23, 2015, the Company borrowed $45,000 from Scott Silverman, as evidenced by a promissory note (the “2015 Silverman Note”). The 2015 Silverman Note is payable on demand and bears interest at a rate of 5% per annum. Between January 30, 2015 and March 31, 2015, the Company repaid $33,000 of this note to Mr. Silverman, and the outstanding balance on the 2015 Silverman Note as of March 31, 2015 was $12,000.

Between January 27, 2015 and April 10, 2015, the Company issued additional convertible promissory notes in the aggregate principal amount of $455,875, for which the Company received $423,500 in net proceeds. These notes are generally due one year after the date of issuance, bear interest at rates of 1% to 12% per annum, and are convertible into shares of common stock at 57% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

The foregoing notes contain terms similar to those of the November 2013 Notes and the 2014 Convertible Notes, such that in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

In connection with the issuance of one of the foregoing notes, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $.021 per share, subject to adjustment for stock splits, stock dividends and stock combinations. The warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement.

Issuances of Common Stock

Between January 1, 2015 and March 31, 2015, outstanding convertible notes with a principal amount of $270,007, along with accrued interest of approximately $4,000, were converted into 20,970,067 shares of common stock.

Between January 1, 2015 and March 31, 2015, 9,525,401 shares of common stock were issued in connection with cashless exercises of outstanding warrants.

Other Matters

On February 11, 2015, the Reverse Stock Split, as more fully described in note 2, became effective.

On February 24, 2015, in accordance with the terms of the 2014 Plan, the Company’s board of directors approved a decrease in the number of shares reserved for issuance under the 2014 Plan from 500,000,000 to 250,000,000.

On February 27, 2015, the Siegel Notes were amended to (i) extend the maturity date to March 1, 2016, and (ii) change the conversion price, effective as of September 1, 2015, to 60% of the average of the three lowest closing prices of the Company’s common stock for the 10 trading days prior to conversion.

On March 3, 2015, the Company entered into separate agreements with Mr. Silverman, Mr. Geissler and Michael E. Krawitz, the Company’s Chief Legal and Financial Officer, (collectively, the “Named Executive Officers”) whereby each Named Executive Officer agreed that certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of a convertible promissory note (the “Officer Notes”). In connection with these agreements, the Company issued Officer Notes to Messrs. Silverman, Geissler and Krawitz in the principal amount of $194,010, $285,000 and $267,500, respectively. In addition, Mr. Geissler and Mr. Krawitz agreed to have their outstanding demand notes due from the Company, in the principal amounts of $34,000 and $60,000, respectively, converted into separate Officer Notes.

The Officer Notes bear interest at a rate of 5% per annum, with principal and interest due on March 1, 2016. The Company has the option to prepay the Officer Notes, in whole or in part, and without premium or penalty, at any time upon 5 business days’ written notice to the holder. At any time after September 1, 2015, the holder of an Officer Note can convert all or part of the note into shares of the Company’s common stock at a conversion price equal to the average daily closing price of the Company’s common stock for the 10 days prior to conversion.

On March 13, 2015, the Company’s Board of Directors approved an amendment to the Certificate of Designations of the Series D Preferred Stock to amend the formula for determining the conversion price of the Series D Preferred Stock.

On April 10, 2015, one of the Company’s convertible noteholders, with the consent of the Company, assigned outstanding notes of the Company in the aggregate principal amount of $125,000 to a third party. In connection with this assignment, the outstanding principal balance on the convertible notes assigned was reduced to $106,250.