Form 10-Q
period 2015-03-31
VERITEQ
filed 2015-05-20
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2015
Common Stock, $0.00001 par value per share	1,778,936,357 shares

VERITEQ CORPORATION AND SUBSIDIARIES

VERITEQ CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$16	$77
Restricted cash	12	12
Accounts receivable	60	11
Inventory	17	2
Other current assets	52	84
Total current assets	157	186

Property and equipment, net	33	35
Other assets	54	54
Intangible assets, net	1,425	1,470
Total assets	$1,669	$1,745

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,170	$1,141
Accrued expenses (including $707 and $1,171 to related parties)	2,329	2,511
Notes payable, current portion, net of discounts (including $974 and $152 to related parties, and including $267 and $206 in default)	3,365	2,480
Liabilities for conversion options of convertible notes	951	930
Subordinated debt with an embedded conversion option, at fair value	225	316
Total current liabilities	8,040	7,378

Commitments and contingencies (note 12)
Notes payable, net of discount	294	286
Warrant liabilities at fair value	234	534
Estimated royalty obligations	440	440
Total liabilities	9,008	8,638

Series D preferred stock ($0.01 par value; 1,841 shares outstanding)	1,841	1,841

Stockholders' deficit:
Preferred stock ($0.01 par value; 4,998 shares authorized; 0 issued and outstanding	-	-
Common stock ($0.00001 par value; 10 billion shares authorized; 30,802 and 307 shares issued and outstanding)	-	-
Additional paid-in capital	15,363	15,000
Accumulated deficit	(24,543)	(23,734)
Total stockholders' deficit	(9,180)	(8,734)
Total liabilities and stockholders' deficit	$1,669	$1,745

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

 (in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Sales	$95	$74
Cost of goods sold, exclusive of depreciation and amortization, shown separately below	37	38
Gross profit	58	36

Operating Expenses:
Selling, general and administrative expenses	999	1,306
Development expenses	53	64
Depreciation and amortization expense	47	149
Total operating expenses	1,099	1,519

Operating loss	(1,041)	(1,483)
Other income (expenses)
Interest expense	(334)	(461)
Change in fair value of derivative instruments, net	566	6,625
Other expense	-	(56)
Total other income	232	6,108

(Loss) income before income taxes	(809)	4,625
Income tax benefit	-	-
Net (loss) income	$(809)	$4,625

Net (loss) income per common share - basic	$(0.15)	$482
Net (loss) income per common share - diluted	$(0.15)	$169

Weighted average common shares outstanding - basic	5,233	10
Weighted average common shares outstanding - diluted	5,233	13

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

For the Period from December 31, 2014 to March 31, 2015

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	-	$-	307	$-	$15,000	$(23,734)	$(8,734)
Net loss	-	-	-	-	-	(809)	(809)
Issuance of common stock for partial conversion of notes payable and accrued interest	-	-	20,970	-	274	-	274
Issuance of common stock for cashless exercise of warrants	-	-	9,525	-	7	-	7
Reclassification of conversion option liabilities of notes payable	-	-			82		82
Balance at March 31, 2015	-	-	30,802	-	15,363	(24,543)	(9,180)

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(809)	$4,625
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	-	173
Deprecation and amortization	47	149
Amortization of debt discount and deferred financing fees	273	454
Change in fair value of subordinated convertible debt	(91)	(2,432)
Change in fair value of conversion options embedded in convertible notes	(182)	(1,070)
Change in fair value of warrants	(293)	(3,123)
Loss on settlement of other receivable	-	56
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts payable and accrued expenses	648	661
Other receivable	-	115
Other current assets	12	(27)
Accounts receivable	(49)
Inventory	(15)
Other assets	-	(62)
Net cash used in operating activities	(459)	(481)

Net cash used in investing activities	-	(1)

Cash flows from financing activities:
Proceeds from the issuance of notes payable and warrants	45	471
Repayment of notes payable	(33)	-
Proceeds from the issuance of convertible debt	386	-
Net cash provided by financing activities	398	471

Net decrease in cash	(61)	(11)
Cash and cash equivalents - beginning of year	77	13
Cash and cash equivalents - end of year	$16	$2

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

These unaudited condensed consolidated financial statements and notes thereto, include the financial statements of VeriTeQ Corporation (“VC” or the "Company"), a Delaware corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation. VC, VAC and VAC’s subsidiaries are referred to together as “VeriTeQ” or “the Company.” The Company’s business consists of ongoing efforts to provide implantable medical device identification.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These condensed consolidated interim financial statements have been prepared in accordance the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in consolidated interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the condensed consolidated interim financial statements have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year.

During the three months ended March 31, 2015 and 2014, comprehensive loss/income was equal to the net loss/income amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception on December 14, 2011 and had a working capital deficit and accumulated deficit at March 31, 2015 of $7.9 million and $24.5 million, respectively. The Company’s cash position is critically deficient, and payments essential to the Company’s ability to operate are not being made in the ordinary course. Failure to raise capital in the coming days to fund the Company’s operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on the Company’s financial condition. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. The auditor’s report on the Company’s financial statements for the years ended December 31, 2014 and 2013 expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional funds immediately and continue to raise funds until it begins to generate sufficient cash through the sale of its products to fund its operations, and it may not be able to obtain the necessary financing on acceptable terms, or at all. During the three months ended March 31, 2015, the Company raised approximately $0.4 million from the issuance of convertible promissory notes (see note 4).

The Company had a working capital deficit at March 31, 2015 and in order to operate its business for the next twelve months and beyond, the Company is attempting to generate sufficient cash from: (i) the sale of its equity securities; (ii) the issuance of additional promissory notes; (iii) its business operations; (iv) other investing and financing sources, including loans from related parties; and (v) other cash management initiatives, including working with the Company’s vendors and service providers to continue to allow for extended payment terms.

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

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

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

All share, per share and capital stock amounts for the three months ended March 31, 2014 have been restated to give effect to the Reverse Stock Split and to the change in the par value of the Company’s common stock.

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

Inventory

Inventory consisted of purchased finished goods at March 31, 2015 and December 31, 2014. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO”) cost method, or market.

Property and Equipment

Property and equipment consists primarily of machinery and computer equipment and is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets, generally ranging from 3 to 10 years. Depreciation expense for the three-months ended March 31, 2015 and 2014 was approximately $2,000 and $1,000, respectively.

Intangible Assets

The Company’s intangible assets (see note 2) are amortized on a straight-line basis over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. The Company reviews its intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company did not record any impairment charges during the three months ended March 31, 2015 and 2014.

Revenue Recognition

Product revenue is recognized at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, the Company generally recognizes the revenue when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. The Company’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customers’ contracts and is billable upon occurrence of the post-sale support. Currently, there are no multiple element arrangements in connection with the Company’s product sales. Cost of products sold is recorded as the related revenue is recognized.

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and December 31, 2014.

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. A reconciliation of the numerator and denominator used in determining (loss) income per share for the three months ended March 31, 2015 and 2014 is as follows:

(in thousands, except share and per share amounts)	2015	2014
Basic (loss) income per share:
Net (loss) income	$(809)	$4,625
Basic weighted-average shares outstanding	5,233,308	9,599
(Loss) income per share - basic	$(0.15)	$481.82

Numerator for diluted (loss) income per share:
Net (loss) income	$(809)	$4,625
Less: income associated with change in fair value of convertible note	-	(2,432)
Net (loss) income for diluted (loss) income per share calculation	$(809)	$2,193

Denominator for diluted (loss) income per share:
Basic weighted-average shares outstanding	5,233,308	9,599
Stock options	-	1,096
Warrants	-	40
Shares issuable upon conversion of promissory notes	-	2,266
	5,233,308	13,001
(Loss) income per share - diluted	$(0.15)	$168.68

The following securities were excluded in the computation of dilutive loss per share for the three months ended March 31, 2015 and 2014 because their inclusion would have been anti-dilutive:

	March 31, 2015	March 31, 2014
Stock options	2,197	1,361
Warrants	2,657,952,539	3,285
Shares issuable upon conversion of preferred stock	582,594,937	-
Shares issuable upon conversion of convertible notes payable	3,253,454,688	2,422
	6,494,004,361	7,068

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In April of 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30);Simplifying the Presentation of Debt Issuance Costs, which is effective for fiscal years beginning after December 15, 2015. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt, consistent with debt discounts. Early adoption is permitted. The Company does not believe that adoption of this ASU will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016 and interim periods within those periods. Early adoption is not permitted. The FASB has proposed a one-year deferral of the effective date with the option to early adopt using the original effective date. Entities may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

2. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
($000's)	Amount	Amortization	Total	Amount	Amortization	Total

Proprietary Technology	$1,500	$(345)	$1,155	$1,500	$(318)	$1,182
Customer relationship	500	(230)	270	500	(212)	288
	$2,000	$(575)	$1,425	$2,000	$(530)	$1,470

Amortization of intangibles charged against income amounted to $45,000 and $0.1 million for the three-months ended March 31, 2015 and 2014, respectively. Estimated future aggregate amortization expense is as follows for the periods indicated:

		($000's)
Remainder of the year	2015	$(134)
Year ending December 31:	2016	(179)
	2017	(179)
	2018	(179)
	2019	(109)

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

3. ACCRUED EXPENSES

The following table summarizes the significant components of accrued expenses:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued payroll and payroll related (including $576 and $1,060 to related parties)	$896	$1,204
Accrued legal	466	477
Accrued other expenses (including $131 and $111 to related parties)	967	830
Total accrued expenses	$2,329	$2,511

On March 3, 2015, the Company entered into separate agreements with Scott Silverman, the Company’s Chief Executive Officer, Randolph Geissler, the Company’s President, Michael Krawitz, the Company’s Chief Legal and Financial Officer and one other executive officer, (collectively, the “Executive Officers”) whereby each Executive Officer agreed that certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of a convertible promissory note (the “Officer Notes”). In connection with these agreements, the Company issued Officer Notes to Messrs. Silverman, Geissler, Krawitz and the other executive officer in the principal amount of $194,010, $285,000, $267,500 and $50,000, respectively, resulting in a corresponding reduction in accrued expenses.

4. NOTES PAYABLE

Notes payable at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Convertible notes payable with a bifurcated conversion option ($206 past due)	3,099	2,943
Related party and Officer notes	978	169
Other notes payable ($61 past due)	176	185
Discount on notes payable	(594)	(531)
	3,659	2,766
Less current portion	(3,365)	(2,480)
Non-current notes payable	294	286

Convertible Notes with a Bifurcated Conversion Option

During the three months ending March 31, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $416,500, and received net proceeds of $386,000. These notes are generally due one year after the date of issuance, bear interest at rates of 1% to 12% per annum, and are convertible into shares of common stock at 57% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

With respect to the foregoing notes, in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

In connection with the issuance of one of the foregoing notes, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $.021 per share, subject to adjustment for stock splits, stock dividends and stock combinations (the “March 2015 Warrant”). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the date of issuance and at March 31, 2015.

During the three months ending March 31, 2015, $260,607 of previously issued convertible notes, along with $2,487 of accrued interest, were converted into 20,861,540 shares of the Company’s common stock in accordance with their terms, and the outstanding balance on these remaining notes was $3,099,285 at March 31, 2015.

Related Party Notes Payable

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

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

As discussed in note 3, on March 3, 2015, four of the Company’s executive officers entered into agreements with the Company whereby certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of Officer Notes, and the Company issued an aggregate of $796,510 of Officer Notes on March 3, 2015 in satisfaction of the accrued liabilities. In addition, Mr. Geissler and Mr. Krawitz agreed to have their previously issued and outstanding demand notes due from the Company, in the principal amounts of $34,000 and $60,000, respectively, converted into separate Officer Notes. The Officer Notes bear interest at a rate of 5% per annum, with principal and interest due on March 1, 2016.

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

On April 16, 2014 and May 1, 2014, the Company issued promissory notes to Ned L. Siegel in the principal amount of $30,000 and $20,000, respectively (collectively, the “Siegel Notes”), with interest accruing at a rate of 9% per annum and with principal and interest due on these notes one year after their date of issuance. Mr. Siegel was appointed a director of the Company on June 17, 2014, and resigned from the Company’s board of directors on January 28, 2015. On February 27, 2015, the Siegel Notes were amended to (i) extend the maturity date to March 1, 2016, and (ii) effective September 1, 2015, reduce the per share conversion price from $350 to 60% of the average of the three lowest closing prices of the Company’s common stock for the 10 trading days prior to conversion.

Other Notes Payable

Other notes payable as of December 31, 2014 consisted of a note payable to PositiveID Corporation in the principal amount of approximately $115,000 (the “PSID Note”) which is to be repaid through the issuance of 88 shares of the Company’s stock, and other promissory notes with an aggregate principal amount of $70,625 that are generally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $350 per share. For some of these notes, the Company may, at its sole option, elect to convert the note into common stock at a conversion price that is equal to 60% of the market price of the Company’s common stock, as defined in the notes. During the three months ended March 31, 2015, $9,400 of these notes, plus $1,537 of accrued interest, was converted into 108,527 shares of the Company’s common stock.

At March 31, 2015, the total of all of the Company’s outstanding promissory notes was convertible into an aggregate of 3,253,454,688 shares of the Company’s common stock. The scheduled payments due based on maturities of current and long-term debt and at March 31, 2015 are presented in the following table:

Year:	Amount
	(in thousands)
2015	3,791
2016	347

Total payments	$4,138	*

* - Excludes $115,000 outstanding under the PSID Note which can only be settled through the issuance of 88 shares of the Company’s common stock.

During the three months ended March 31, 2015 and 2014, the Company recognized interest expense of approximately $0.3 million and $0.5 million, respectively, which is primarily related to the amortization of debt discounts.

5. SUBORDINATED DEBT REPORTED AT FAIR VALUE

In December 2012, VAC entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note is convertible into one-third of the beneficial common stock ownership of VC held by Scott Silverman, or 2,148 shares as of March 31, 2015 and December 31, 2014, and was amended in July 2013 to extend the maturity date to June 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company made an irrevocable election at the time of issuance to report the note at fair value, with changes in fair value recorded through the Company’s statement of operations as Other expense/income in each accounting period. At March 31, 2015 and December 31, 2014, the fair value of the SNC Note was $0.2 million and $0.3 million, respectively (see note 6 for further information).

6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

As of March 31, 2015, the convertible note issued to SNC Holdings Corp. (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. The changes in fair value of the convertible note, the bifurcated embedded option in the convertible notes and the warrant liability during the three months ended March 31, 2015 and 2014 are reflected in the changes in fair value of derivative instruments in the Company’s consolidated statement of operations.

As of March 31, 2015, a probability weighted expected return method (“PWERM”) was used to estimate the total enterprise value of approximately $2.5 million. For the PWERM analysis, the Company assumed four scenarios: (a) income approach scenario where the Company raises substantially all of the financing required within 6 months to carry out its plans to bring its products to market and an assumed probability of 15% due to lack of success in raising such funding to date; (b) market approach scenario with the likelihood of a sale or merger of the Company within 2 years, and an assumed probability of 15%; (c) continued operations scenario where the Company maintains the current operating levels with minimal financing, and an assumed probability of 30%, and (d) dissolution of the Company, and an assumed probability of 40%.

An Option Pricing Method allocation model (“OPM”) was used to allocate the estimated enterprise value to the debt and equity tranches within the Company’s capitalization structure which resulted in a per share common stock value of $0.0001. A Monte Carlo simulation model was used to estimate the value impact of multiple future financings. The total values of the various debt and equity securities in the Company generated from the above valuation methodologies were allocated to the total estimated enterprise value of $2.5 million.

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
SNC Note	$—	$—	$225	$—	$—	$316
Bifurcated option in convertible notes	$—	$—	$951	$—	$—	$930
Warrant liabilities	$—	$—	$234	$—	$—	$534
Royalty obligations	$—	$—	$600	$—	$—	$600

The following is a summary of activity of Level 3 liabilities for the three months ended March 31, 2015:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities	Royalty obligations
Balance at December 31, 2014	$316	$930	$534	$600
Issuance of additional debt		285		-
Conversion of notes and exercise of warrants into shares of common stock		(82)	(7)	-
Gains included in net loss	(91)	(182)	(293)	-
Balance at March 31, 2015	$225	$951	$234	$600	**

** Includes $160,000 of current royalty obligations included in accounts payable and accrued expenses at March 31, 2015 and December 31, 2014.

7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2015, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share with 1,841 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) outstanding, of which 1,400 shares are held by Scott Silverman and 441 shares are held by Randolph Geissler. The stated value of the Series D Preferred Stock is reflected as temporary equity in the Company’s consolidated balance sheet. On March 13, 2015, the Company’s Board of Directors approved an amendment to the Certificate of Designation for the Series D Preferred Stock to change the price for which the Series D Preferred Stock can be converted into common stock of the Company to the average closing price of the common over any 5 consecutive Trading Days occurring between March 12, 2015 and the conversion date, with the five-day period being elected by the holder of the Series D Preferred Stock in the conversion notice.

Common Stock

As previously discussed in note 1, an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the 1:1,000 Reverse Stock Split became effective on February 11, 2015. All share, per share and capital stock amounts have been restated for the three months ended March 31, 2014 to give effect to the Reverse Stock Split.

As of March 31, 2015 the Company had 10 billion shares of common stock authorized and 30,802,114 shares were issued and outstanding.

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

Warrants Treated as Equity

Warrants exercisable for shares of common stock and which qualify for equity treatment as of March 31, 2015 and December 31, 2014 are as follows:

Series/ Issue Date	Number of Outstanding Warrants	Exercise Price	Exercisable Period (years)
Series B / September 2012	39	$1,572.06	3
Series C / October 2012	19	$1,572.06	3
Series C / October 2012, reset May 2014	19	$350.00	3
Series D / December 2012	14	$1,572.06	5
Series E /December 2012	28	$1,572.06	5
Series F / March 2013	39	$1,572.06	3
Series G / April 2013	47	$1,310.05	3
Series G / April 2013, reset May 2014	47	$350.00	3
Series H / June 2013	61	$1,572.06	3
Series H / June 2013, reset May 2014	19	$350.00	3
Series I/May 2014	300	$350.00	3
Series J/May 2014	100	$350.00	2
Total	732

Warrants Treated as Liabilities

On November 13, 2013 in connection with the issuance of senior convertible notes, the Company issued warrants to purchase up to 2,644 shares of our common stock (the “November 2013 Warrants”). The November 2013 Warrants became exercisable at issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years at an initial exercise price of $2,840 per share, and contain a cashless exercise provision. The exercise price is also subject to adjustment for stock dividends, stock splits and stock combinations. In addition, the exercise price of the warrant is subject to downward adjustment in the event the Company issues common stock or securities convertible into common stock at an issuance price or conversion price that is less than the exercise price of the November 2013 Warrants. Moreover, the November 2013 Warrants provide that the holder of the warrant has the right to invest the same aggregate amount, regardless of changes in the price of the Company’s common stock. Accordingly, decreases in the price of the Company’s common stock result in an increase in the number of shares exercisable under the Warrants.

As a result of the issuances of promissory notes with variable conversion price formulas over the course of fiscal 2014 and 2015, the reset provisions under the terms of warrants have been triggered. Because the variable price formula changes with the value of the Company’s common stock, the number of shares subject to warrant varies.  As of March 31, 2015, if all of the remaining November 2013 Warrants had been exercised under the alternative price formulation the number of shares of the Company’s common stock that would have been issued would have been 2,657,451,807 shares based on an exercise price of $0.00108 per share, subject to adjustment for the cashless exercise provisions.

During the three months ended March 31, 2015, the Company issued the March 2015 Warrant (see note 4). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the time of issuance and at March 31, 2015.

The terms of the March 2015 Warrant and the November 2013 Warrants are such that they do not qualify for equity treatment under ASC 815 and are classified as liabilities in accordance with ASC 480 at March, 31, 2015 and December 31, 2014. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value (see note 6) and were determined to be $0.2 million and $0.5 million at March 31, 2015 and March 31, 2014, respectively. The Company recognized a gain on the change in fair value of the Company’s warrant liabilities for the three months ended March 31, 2015 and 2014 of $0.3 million and $3.1 million, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Options

On February 24, 2015, the Company’s board of directors approved a decrease in the number of shares reserved for issuance under the VeriTeQ Corporation 2014 Stock Incentive Plan (the “2014 Plan”) from 500,000,000 to 250,000,000. No option grants were issued under the 2014 Plan or any of the Company’s other equity based incentive plans during the three months ended March 31, 2015, and no compensation cost was recognized with respect to stock option grants for the three months ended March 31, 2015 and 2014, as all outstanding stock options were fully vested on or before January 1, 2014.

A summary of the stock option activity for our stock options plans for the three months ended March 31, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	2,203	$5,188
Granted	—	—
Exercised	—	—
Forfeited or expired	(6)	$871,200
Outstanding at March 31, 2015	2,197	$2,823	*
Vested or expected to vest at March 31, 2015	2,197	$2,823	*

* - The weighted average contractual life for exercisable options is 3.91 years.

Restricted Stock Grants

On June 17, 2014, the Company issued 650 shares of restricted stock to a director in connection with his appointment to the Company’s board of directors, of which 150 shares vested on January 2, 2015. The remaining shares were forfeit in 2015 due to this director’s resignation from the board of directors on January 28, 2015. In January 2013, the Company issued approximately 900 shares of restricted common stock to a member of its senior management. This restricted stock vested in full in January 2015. During the three months ended March 31, 2015 and 2014, the Company recorded $0 and $0.2 million, respectively, in compensation expense related to the restricted stock.

8. INCOME TAXES

The Company did not record an income tax provision or benefit for the three months ended March 31, 2015 and 2014. The Company has incurred losses since its inception and has provided a valuation allowance against its net operating loss carryforwards and other net deferred tax assets.

9. RELATED PARTY TRANSACTIONS

See notes 3, 4, 7 and 12 for disclosures regarding transactions with related parties.

10. COMMITMENTS AND CONTINGENCIES

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

On January 30, 2014, the Company and the buyers of DARC entered into a letter agreement under which the Company agreed to accept a payment of £62,000 (USD approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, the Company recorded, a loss on the settlement of this receivable of approximately USD $55,000 in the three months ended March 31, 2014, which is reflected in Other expenses in the Company’s consolidated statement of operations. All of the other provisions (including, without limitation, the indemnities) agreed between VC, and/or the Buyers under the stock purchase agreement and any related documents remain in full force and effect.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has been informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel, and the Company has not yet determined the impact on its financial condition, liquidity or cash flows, if any.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Supplemental schedule of non-cash investing and financing activities:
Notes payable and accrued liabilities converted into common stock	274	70
Accrued liabilities satisfied through the issuance of convertible promissory notes	797	-
Cashless exercises of common stock warrants	7	-

12. SUBSEQUENT EVENTS

On April 20, 2015, the Company sold 5,263,158 shares of its common stock to a director of the Company for a purchase price of $10,000. The purchase price was based on the closing price of the Company’s common stock on April 19, 2015.

On April 22, 2015, the Company sold 6,666,666 shares of its common stock to Mr. Silverman for $10,000. The purchase price was based on the closing price of the Company’s common stock on April 21, 2015.

Between April 1, 2015 and May 15, 2015, the Company issued additional convertible promissory notes in the aggregate principal amount of $180,375, for which the Company received $157,500 in net proceeds. These notes are generally due one year after the date of issuance, bear interest at rates of 10 to 12% per annum, and are convertible into shares of common stock at 60% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

The foregoing notes contain terms similar to those of the convertible notes issued in November 2013 and in 2014, whereby in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

Between April 1, 2015 and May 15, 2015, outstanding promissory notes in the principal amount of approximately $197,000, along with accrued interest of approximately $6,000, were converted into 1,210,273,121 shares of common stock. Also between April 1, 2015 and May 15, 2015, the Company issued 330,650,213 shares of common stock in connection with cashless exercises of outstanding warrants.

On May 12, 2015, a director of the Company converted an outstanding note payable plus accrued interest in the amount of $26,483, as well as additional amounts owed to him in the amount of $32,101, into 195,281,085 shares of common stock. The number of shares issued was based on the closing price of the Company’s common stock on May 11, 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2014 Annual Report on Form 10-K

OVERVIEW

Our Business

We are engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices and, subject to funds becoming available, radiation dose measurement technologies for use in radiation therapy treatment. Our success depends on our ability to obtain financing and execute our comprehensive business plan. To date, we have generated minimal sales revenue and our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Reverse Stock Split

On February 11, 2015, an amendment to our Amended and Restated Certificate of Incorporation became effective to implement a 1-for-1,000 reverse split (the “Reverse Stock Split”) of our outstanding common stock, whereby each 1,000 shares of the Company’s issued and outstanding common stock was automatically, and without any action on the part of the respective holders, combined and converted into one issued and outstanding share of common stock. The Reverse Stock Split resulted in a reduction in the number of issued and outstanding shares of the Company’s common stock on February 11, 2015 from approximately 1.2 billion to approximately 1.2 million. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, as well as all common stock underlying stock options, warrants, convertible notes and convertible preferred stock outstanding immediately prior to the Reverse Stock Split. The Reverse Stock Split was authorized by our Board of Directors, and by our Stockholders at the 2014 Annual Meeting of Stockholders held on December 18, 2014.

No fractional shares were issued as a result of the Reverse Stock Split and stockholders who otherwise would be entitled to a fractional share received, in lieu thereof, a cash payment equal to the value of the fractional share to which the stockholder would otherwise be entitled based on the per share closing sales price of the Company’s common stock on the effective date of the Reverse Stock Split. All share and per share amounts for the three months ended March 31, 2015 and 2014 have been restated in the accompanying consolidated financial statements and in this discussion and analysis of financial condition and results of operations to give effect to the Reverse Stock Split.

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

VERITEQ CORPORATION AND SUBSIDIARIES

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the lives of long-lived assets; (ii) valuation models used in determining the value of certain derivative financial instruments, warrant liabilities and the fair value of a promissory note with an embedded conversion option; and (iii) determining valuation allowances for deferred tax assets.

Derivative Financial Instruments and Fair Value

We account for notes payable that are convertible into shares of the Company’s common stock and warrants issued in conjunction with the issuance of such notes in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, we classify such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities, as well as a convertible note that we elected to account for at fair value and certain royalty obligations, are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in our statement of operations. The fair values of these derivative and other financial instruments have been estimated using a binomial option pricing model and other valuation techniques.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue and Gross Profit

Revenues for the three months ended March 31, 2015 were $95,000, as compared to $74,000 for the three months ended March 31, 2014, an increase of 22%. The increase is mainly due to an increase in the number of microtransponder units shipped to EL, partially offset by a decrease in readers shipped to EL. Our ability to further grow our sales is subject to our ability to raise additional capital, as we must pay our supplier in advance of shipment for the microtransponder units we sell, while we generally provide 30 day payment terms to our customer.

VERITEQ CORPORATION AND SUBSIDIARIES

Gross profit for the three months ended March 31, 2015 was $58,000, as compared to $36,000 for the same period of a year ago. Our gross margin for the first quarter of 2015 was 61.3%, as compared with 49.0% for the first quarter of 2014. The improvement in gross margin was due to a change in sales mix toward higher margin microtransponders, relative to readers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including development expenses, (“SG&A”) were approximately $1.1 million for the three months ended March 31, 2015, as compared to $1.4 million for the three months ended March 31, 2014. The decrease is mainly due to $0.2 million of stock-based compensation in 2014 not present in 2015, and a $0.2 million decrease in legal, consulting and professional fees, partially offset by higher payroll and other employee compensation costs of $0.1 million.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $47,000 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease is due to lower amortization expense related to intangible assets, as we recognized an impairment and lowered the carrying value of our intangible assets by $5.0 million in the fourth quarter of 2014.

Operating Loss

Our operating loss was $1.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The narrowing of our operating loss was due to the decrease in SG&A and amortization expense.

Interest Expense

Interest expense was $0.3 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Most of our interest expense in both periods is due to the amortization of debt discounts. The discounts on our debt are the result of the initial fair value recognized for the embedded conversion options contained in the convertible promissory notes we issue to fund our operations and, to a lesser extent, original issue discount on these notes, which result in a reduction of net proceeds to us. We will continue to record interest expense in connection with the amortization of debt discount for certain outstanding notes payable, however we expect such expense to be lower in 2015 than in 2014, due to the extensive amount of debt discount recognized in November 2013.

Change in Value of Derivative Financial Instruments

During the three months ended March 31, 2015, we recognized a gain on the change in fair value of derivative instruments of $0.6 million, due to reductions in the fair value of subordinated convertible debt, conversion options embedded in convertible notes and warrant liabilities in the amounts of $0.1 million, $0.2 million and $0.3 million, respectively, as gains related to changes in the fair value of subordinated convertible debt, conversion options embedded in convertible notes and warrant liabilities in the amounts of $2.4 million, $1.1 million and $3.1 million, respectively recognized during the three months ended March 31, 2014. We believe that the embedded conversion options within outstanding notes payable, the outstanding $3.3 million convertible note related to our acquisition of SNC and the outstanding warrant liabilities could continue to result in significant fluctuations to our results of operations, as these instruments, or securities with similar terms that we may issue in the future, require a determination of fair value in each reporting period, and changes in these fair values are required to be recognized through our statement of operations.

Other Expense

Other expense was $0.1 million for the three months ended March 31, 2014, due to a loss recognized on the settlement of the receivable from the sale of a former subsidiary, with no comparable amount during the three months ended March 31, 2015.

Net Loss

Our net loss was $0.8 million for the three months ended March 31, 2015, as compared to net income $4.6 million for the three months ended March 31, 2014. The difference is mainly due to the lower gain on the change in fair value of derivative instruments in 2015, as compared to 2014, partially offset by a lower operating loss.

VERITEQ CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and generated only nominal revenues since our inception. Our working capital deficit at March 31, 2015 was $7.9 million and our cash balance at March 31, 2015 was $16,000. Our cash position is critically deficient, and certain payments essential to our ability to operate are not being made in the ordinary course, or at all. Failure to raise capital in the coming days to fund our operations will have a material adverse effect on our business and financial condition, raising substantial doubt about our ability to continue as a going concern.

The Company’s fixed monthly operating expenses amount to approximately $200,000. In addition, as of March 31, 2015, we are in payment default on existing indebtedness in the approximate amount of $0.3 million, and substantially all of our $7.4 million of existing indebtedness at March 31, 2015 will become due in the next twelve months. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations for the next twelve months.

We are seeking to consummate a significant sale of our equity securities or refinancing of our existing indebtedness which would provide us with the necessary working capital to continue to execute our business plan. There are currently no commitments for any such financings and no assurances can be given that funds will be available on terms that are acceptable to us, or at all. In the event that we are unable to secure the necessary funding to meet our working capital requirements and payment obligations, either through the sale of our securities or through other financing arrangements, we may be required to downsize, reduce our workforce, sell assets or possibly curtail or even cease operations.

In February of 2015, we entered into a non-binding letter of intent with EL for a proposed transaction, under which EL would pay us an up-front license fee of $1.75 million to secure a royalty stream from future sales of our Q Inside Safety Technology products to breast implant manufacturers other than EL. EL would also receive a 24 month option to purchase the technology and other assets related to the breast implant business for $10 million, less the amount of the up-front license fee.

Although the time period contemplated by the non-binding letter of intent has lapsed, we believe that EL continues to be interested in the proposed transaction and is continuing its efforts to close a predicate funding transaction in order to consummate the transaction with us.  We will evaluate the desirability of doing so if and when EL re-presents the offer to us.

A summary of our cash flows for the periods indicated is as follows:

(in thousands)	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(459)	$(481)
Cash (used) provided by in investing activities	-	(1)
Cash provided by financing activities	398	471
Increase in cash and cash equivalents	(61)	(11)
Cash and cash equivalents, beginning of year	77	13
Cash and cash equivalents, end of year of year	$16	$2

Cash used in operating activities was $0.5 million for three months ended March 31, 2015 and 2014. The following table illustrates the primary components of our cash flows from operations:

(in thousands)	Three Months Ended March 31,
	2015	2014
Net loss	$(809)	$4,625
Non-cash expenses, (gains) and losses	(246)	(5,793)
Accounts payable and accrued expenses	648	661
Other	(52)	26
Cash used in operating activities	$(459)	$(481)

Cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.5 million, respectively, and consisted of proceeds from the sale of notes payable.

OTHER MATTERS

Inflation

We do not believe inflation has a significant effect on the Company’s operations at this time.

VERITEQ CORPORATION AND SUBSIDIARIES

Off Balance Sheet Arrangements

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

As of March 31, 2015, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

Certain statements and the discussion herein regarding the Company’s business and operations that are not purely historical facts, including statements about our beliefs, intentions or future expectations, may be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward looking statements involve risks and uncertainties and are subject to change at any time, and that our actual results could differ materially from expected results. These risks and uncertainties include, without limitation, VeriTeQ’s ability to continue to raise capital to fund its operations; VeriTeQ’s ability to successfully commercialize its Q Inside Safety Technology; as well as other risks or events beyond VeriTeQ’s control. VeriTeQ undertakes no obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this section is not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

VERITEQ CORPORATION AND SUBSIDIARIES

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness at March 31, 2015 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and for their fair values to be adjusted at each accounting period. Largely due to this deficiency, the Company was required to restate its financial statements for the year ended December 31, 2013, for the three-months March 31, 2014 and for the three and six-months ended June 30, 2014. In addition, the Company was unable to file its Quarterly Report on Form 10-Q for the period ending September 30, 2014, its Annual Report on Form 10-K for the year ended December 31, 2014, and this Quarterly Report on Form 10-Q prior to the required SEC deadline for smaller reporting companies, mainly due to this same deficiency.

To address the material weaknesses described above, the Company continues to seek assistance with various third parties with expertise in such instruments and matters of fair value, in order to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP on a timely basis.

Change in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2015. The Company has not fully remediated its material weakness as of March 31, 2015, and remediation efforts will continue through the remainder of fiscal 2015.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities during the period have been reported on Current Reports on Form 8-K or in Item 5 below.

ITEM 5. OTHER INFORMATION

On April 20, 2015, the Company sold 5,263,158 shares of its common stock to a Director of the Company for a purchase price of $10,000. The purchase price was based on the closing price of the Company’s common stock on the date prior to conversion, which was April 19, 2015.

On April 22, 2015, the Company sold 6,666,666 shares of its common stock to Mr. Silverman for $10,000. The purchase price was based on the closing price of the Company’s common stock on April 21, 2015.

On May 12, 2015, a director of the Company converted an outstanding note payable plus accrued interest in the amount of $26,483, as well as additional amounts owed to him in the amount of $32,101, into 195,281,085 shares of common stock. The number of shares issued was based on the closing price of the Company’s common stock on May 11, 2015.

The shares issued by the Company as described above were offered and sold to accredited investors pursuant to exemptions from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended.

Between April 1, 2015 and May 15, 2015, the Company issued additional convertible promissory notes in the aggregate principal amount of $180,375, for which the Company received $157,500 in net proceeds. These notes are generally due one year after the date of issuance, bear interest at rates of 10 to 12% per annum, and are convertible into shares of common stock at 60% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

The foregoing notes contain terms similar to those of the convertible notes issued in November 2013 and in 2014, whereby in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

Between April 1, 2015 and May 15, 2015, outstanding promissory notes in the principal amount of approximately $197,000, along with accrued interest of approximately $6,000, were converted into 1,210,273,121 shares of common stock. Also between April 1, 2015 and May 15, 2015, the Company issued 330,650,213 shares of common stock in connection with cashless exercises of outstanding warrants.

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION
(Registrant)

Date: May 20, 2015	By:	/s/ Marc S. Gelberg
	Name:	Marc S. Gelberg
	Title:	Chief Accounting Officer
(Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock

10.128	Securities Purchase Agreement dated May 14, 2015 between the Registrant and Magna Equities II, LLC

10.129	Convertible Promissory Note dated May 14, 2015 between the Registrant and Magna Equities II, LLC

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Michael E. Krawitz, Chief Legal and Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith