Form 10-Q
period 2015-06-30
VERITEQ
filed 2016-01-12
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 31, 2015
Common Stock, $0.00001 par value per share	250,723,718 shares

VERITEQ CORPORATION AND SUBSIDIARIES

VERITEQ CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$2	$77
Restricted cash	12	12
Accounts receivable	66	11
Inventory	-	2
Other current assets	33	84
Total current assets	113	186

Property and equipment, net	28	35
Other assets	54	54
Intangible assets, net	1,000	1,470
Total assets	$1,195	$1,745

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,277	$1,141
Accrued expenses (including $948 and $1,171 to related parties)	2,635	2,511
Notes payable, current portion, net of discounts (including $940 and $152 to related parties)	3,828	2,480
Liabilities for conversion options of convertible notes	2,286	930
Subordinated debt with an embedded conversion option, at fair value	317	316
Total current liabilities	10,343	7,378

Commitments and contingencies (note 10)
Notes payable, net of discount	-	286
Warrant liabilities at fair value	2,062	534
Estimated royalty obligations	440	440
Total liabilities	12,845	8,638

Series D preferred stock ($0.01 par value; 1,841 shares outstanding)	1,841	1,841

Stockholders' deficit:
Preferred stock ($0.01 par value; 5 million shares authorized; 0 issued and outstanding	-	-
Common stock ($0.00001 par value; 100 billion shares authorized; 446 and * shares issued and outstanding)	-	-
Additional paid-in capital	15,852	15,000
Accumulated deficit	(29,343)	(23,734)
Total stockholders' deficit	(13,491)	(8,734)
Total liabilities and stockholders' deficit	$1,195	$1,745

*	At December 31, 2014 the Company had 30 shares (unrounded) outstanding after giving retroactive effect to the reverse splits of 1:1,000 on February 11, 2015 and 1:10,000 on July 29, 2015

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$188	$21	$283	$95
Cost of goods sold, exclusive of depreciation and amortization shown separately below	84	8	121	46
Gross profit	104	13	162	49

Operating Expenses:
Selling, general and administrative expenses	849	1,163	1,848	2,469
Development expenses	51	75	104	139
Asset impairment charge	380	-	380	-
Depreciation and amortization expense	46	149	93	298
Total operating expenses	1,326	1,387	2,425	2,906

Operating loss	(1,222)	(1,374)	(2,263)	(2,857)
Other (expenses) income
Interest expense	(356)	(1,131)	(690)	(1,592)
Change in fair value of derivative and other fair valued instruments, net	(3,228)	(3,047)	(2,662)	3,578
Other income (expense)	6	(6)	6	(62)
Total other income	(3,578)	(4,184)	(3,346)	1,924

Loss before income taxes	(4,800)	(5,558)	(5,609)	(933)
Income tax benefit	-	-	-	-
Net loss	$(4,800)	$(5,558)	$(5,609)	$(933)

Net loss per common share - basic and diluted	$(22.87)	$(4,001,787)	$(53.61)	$(793,652)

Weighted average common shares outstanding - Basic and diluted	210	0.0014	105	0.0012

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

For the Period from December 31, 2014 to June 30, 2015

(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	-	$-	*	$-	$15,000	$(23,734)	$(8,734)
Net loss	-	-	-	-	-	(5,609)	(5,609)
Issuance of common stock for partial conversion of notes payable and accrued interest	-	-	308	-	637	-	637
Sale of common stock to related parties			1		20		20
Settlement of liabilities with related party			11		32		32
Issuance of common stock for cashless exercise of warrants	-	-	126	-	11	-	11
Reclassification of conversion option liabilities upon conversion of notes payable	-	-			152		152
Balance at June 30, 2015	-	-	446	-	15,852	(29,343)	(13,491)

*	At December 31, 2014 the Company had 30 shares (unrounded) outstanding after giving retroactive effect to the reverse splits of 1:1,000 on February 11, 2015 and 1:10,000 on July 29, 2015

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,609)	$(933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	354
Deprecation and amortization	93	298
Amortization of debt discount and deferred financing fees	561	1,568
Asset impairment charge	380	-
Change in fair value of subordinated convertible debt	1	(2,788)
Change in fair value of conversion options embedded in convertible notes	1,122	(3,628)
Change in fair value of warrants	1,539	2,838
Gain on extinguishment of debt	(9)	-
Loss on disposal of fixed assets	4	-
Loss on settlement of other receivable	-	56
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,219	978
Other receivable	-	115
Other current assets	14	23
Accounts receivable	(55)	-
Other assets	-	(55)
Net cash used in operating activities	(740)	(1,174)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(1)
Net cash used in investing activities	(1)	(1)

Cash flows from financing activities:
Proceeds from the issuance of convertible notes payable and warrants	654	635
Proceeds from the issuance of related party notes and advances	128	235
Repayment of convertible notes	(29)	(400)
Repayment of related party notes and advances	(107)	(33)
Proceeds from the issuance of common stock to related parties	20	-
Decrease in restricted cash	-	835
Net cash provided by financing activities	666	1,272

Net (decrease) increase in cash	(75)	97
Cash and cash equivalents - beginning of year	77	13
Cash and cash equivalents - end of year	$2	$110

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

These unaudited condensed consolidated financial statements and notes thereto include the financial statements of VeriTeQ Corporation (“VC”), a Delaware corporation, and its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation. VC, VAC and VAC’s inactive VTQ IP Holding Corporation and PositiveID Animal Health Corporation subsidiaries are referred to together as “VeriTeQ” or “the Company.” The Company’s business was comprised of ongoing efforts to provide implantable medical device identification.

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

During the three and six months ended June 30, 2015 and 2014, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying condensed consolidated interim statements of operations. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, the Change in fair value of convertible debt with embedded option feature, Change in fair value of conversion option of the convertible notes and Change in fair value of warrant liabilities for the three and six months ended June 30, 2014, which had been reflected as separate line items in the consolidated statements of operations, are now reflected in Change in fair value of derivative and other fair valued instruments in the accompanying consolidated statements of operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception on December 14, 2011 and had a working capital deficit and accumulated deficit at June 30, 2015 of $10.2 million and $29.3 million, respectively. The Company’s cash position is critically deficient, and payments essential to the Company’s ability to operate are not being made in the ordinary course. Failure to raise capital in the coming days to fund the Company’s operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on the Company’s financial condition. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. The auditor’s report on the Company’s financial statements for the years ended December 31, 2014 and 2013 expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional funds immediately and continue to raise funds until it begins to generate sufficient cash from operations, and it may not be able to obtain the necessary financing on acceptable terms, or at all. During the six months ended June 30, 2015, the Company raised approximately $0.8 million from the sale of convertible promissory notes (see note 4).

On October 19, 2015, the Company received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of the Company’s assets, which the Company was unable to repay. The Company also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction. On November 4, 2015, the Company’s assets were sold at auction for the sum of $1 million, which was credited against the Company’s outstanding senior debt (see note 12). As of the date of this report, the Company has ceased its business operations related to implantable medical device identification.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

Reverse Stock Splits and Change in Par Value of Common Stock

On December 18, 2014, an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of all of the outstanding shares of the Company’s common stock at a ratio of 1 for 1,000 was approved by the Company’s Stockholders. The Certificate of Amendment became effective on February 11, 2015, and at that time each 1,000 shares of outstanding common stock of the Company was combined and automatically converted into one share of the Company’s common stock, with a par value of $0.00001 per share (the “February 2015 Reverse Stock Split”). In addition, the conversion and exercise prices of all of the Company’s outstanding preferred stock, common stock purchase warrants, stock options and convertible notes payable were proportionately adjusted at the 1:1,000 reverse split ratio consistent with the terms of such instruments. No fractional shares were issued as a result of the February 2015 Reverse Stock Split, and shareholders received a cash payment in lieu of such fractional shares that they would otherwise be entitled.

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

On July 29, 2015, another amendment to the Company’s Amended and Restated Certificate of Incorporation became effective to implement a 1-for-10,000 reverse stock split (the “July 2015 Reverse Stock Split”) of the Company’s common stock. As a result, each 10,000 shares of the Company’s issued and outstanding common stock automatically, and without any action on the part of the respective holders, were combined and converted into one issued and outstanding share of common stock. The July 2015 Reverse Stock Split resulted in a reduction in the number of issued and outstanding shares of the Company’s common stock from approximately 4.4 billion to approximately 446,000. The July 2015 Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, as well as all common stock underlying convertible notes, warrants, convertible preferred stock and stock options outstanding immediately prior to the July 2015 Reverse Stock Split. The amendment also increased the number of shares of common stock that the Company is authorized to issue from 10 billion to 100 billion. The Amendment was approved by the Company’s Board of Directors and ratified by the Company’s stockholders on May 26, 2015.

All share, per share and capital stock amounts as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014 have been retroactively restated to give effect to the July 2015 Reverse Stock Split, the February 2015 Reverse Stock Split and the change in the par value of the Company’s common stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could be affected by those estimates. Included in these estimates are assumptions used in determining the lives and valuation of long-lived assets, in valuation models used in estimating the fair value of certain promissory notes, warrants, embedded conversion options, stock-based compensation and in determining valuation allowances for deferred tax assets.

Inventory

Inventory consisted of purchased finished goods at June 30, 2015 and December 31, 2014. Inventory is valued at the lower of the value using the first-in, first-out (“FIFO”) cost method, or market.

Property and Equipment

Property and equipment consists primarily of machinery and computer equipment and is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets, generally ranging from 3 to 10 years. Depreciation expense for the three and six months ended June 30, 2015 was approximately $2,000 and $4,000, respectively. Depreciation for the three and six months ended June 30, 2014 was less than $1,000.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

Intangible Assets

The Company’s intangible assets (see note 2) are amortized on a straight-line basis over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. The Company reviews its intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company recorded an impairment charge of $0.4 million for the three and six months ended June 30, 2015 and did not record any impairment charges during the three and six months ended June 30, 2014.

Revenue Recognition

Product revenue is recognized at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. Cost of products sold is recorded as the related revenue is recognized.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and December 31, 2014.

Concentration

All of the Company’s revenue and accounts receivable are from a single customer, Establishment Labs, SA.

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The following securities were excluded in the computation of dilutive loss per share for the six months ended June 30, 2015 and 2014 because their inclusion would have been anti-dilutive:

	2015	2014
Stock options	-	-
Warrants	4,704,464	1
Shares issuable upon conversion of preferred stock	1,841,000	-
Shares issuable upon conversion of convertible notes payable	7,345,527	1
	13,890,991	2

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

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

2. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
($000's)	Amount	Amortization	Total	Amount	Amortization	Total

Proprietary Technology	$1,372	$(372)	$1,000	$1,500	$(318)	$1,182
Customer relationship	248	(248)	-	500	(212)	288
	$1,620	$(620)	$1,000	$2,000	$(530)	$1,470

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

As of June 30, 2015, the Company determined that its customer relationship intangible asset was fully impaired, and that the fair value of its proprietary technology was $1.0 million (see note 12). As a result, the Company recognized impairment charges aggregating to $0.4 million to write these assets down to their fair values. Amortization of intangibles charged against income amounted to $44,000 and $0.1 million for the three-months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

3. ACCRUED EXPENSES

The following table summarizes the significant components of accrued expenses:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued payroll and payroll related (including $842 and $1,060 to related parties)	$1,202	$1,204
Accrued legal	488	477
Accrued other expenses (including $106 and $111 to related parties)	945	830
Total accrued expenses	$2,635	$2,511

During the six months ended June 30, 2015, the Company entered into separate agreements with Scott Silverman, the Company’s Chief Executive Officer, Randolph Geissler, the Company’s President, Michael Krawitz, the Company’s Chief Legal and Financial Officer and one other executive officer, (collectively, the “Executive Officers”) whereby each Executive Officer agreed that certain amounts of accrued but unpaid compensation that each individual was entitled to receive (aggregating approximately $914,000) would be paid in the form of a convertible promissory note (the “Officer Notes”). In connection with these agreements, the Company issued Officer Notes to Messrs. Silverman, Geissler, Krawitz and the other executive officer in the principal amount of $194,010, $285,000, $384,509 and $50,000, respectively.

4. NOTES PAYABLE

Notes payable at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Convertible notes payable with a bifurcated conversion option	3,039	2,943
Related party and Officer notes	1,066	169
Other notes payable	176	185
Discount on notes payable	(453)	(531)
	3,828	2,766
Less current portion	(3,828)	(2,480)
Non-current notes payable	-	286

Convertible Notes with a Bifurcated Conversion Option

During the six months ended June 30, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $711,550, and received net proceeds of $653,598. These notes are generally due one year after the date of issuance, bear interest at rates of 1% to 12% per annum, and are convertible into shares of common stock at 57% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

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

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

In connection with the issuance of one of the foregoing notes, the Company issued a warrant to purchase 50 shares of the Company’s common stock at an exercise price of $210 per share, subject to adjustment for stock splits, stock dividends and stock combinations (the “March 2015 Warrant”). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the date of issuance and at June 30, 2015.

During the six months ending June 30, 2015, $576,797 of previously issued convertible notes, along with $10,375 of accrued interest, were converted into 281,908 shares of the Company’s common stock, and $28,800 of convertible notes were repaid in accordance with their terms. In connection with the notes converted, $152,000 of the bifurcated option liability was reclassified into additional paid-in capital. Also during the six months ending June 30, 2015, the Company entered into a settlement agreement with one of its convertible noteholders which reduced the outstanding principal balance on their notes by $9,375, which was recorded as a gain on the settlement of debt and is reflected in other income in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015. At June 30, 2015, the outstanding balance on these convertible notes was $3,039,970.

The Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ending June 30, 2015 with SEC, as well as its failure to repay approximately $1.6 million of convertible notes that had reached their maturity date, constitute events of default under the terms of the convertible notes. As more fully described in note 12, on October 19, 2015, the Company received a default notice from its senior lender, acting in its capacity as collateral agent representing approximately $2.2 million of senior convertible notes with first priority security interests on the Company’s assets, demanding repayment of these notes. The Company did not have the financial resources to repay this indebtedness. In conjunction with the default notice, the Company received a Notification of Disposition of Collateral, advising the Company that the senior lender intended to sell, lease or license the assets securing the senior convertible notes at a public auction. The auction took place on November 4, 2015 and the senior lender received proceeds of $1.0 million, which was credited against the Company’s outstanding balance of convertible notes. The remaining outstanding convertible notes currently accrue default interest at rates ranging from of 18% to 22% per annum, and the holders of the notes retain their right to convert the outstanding principal plus accrued and unpaid interest into shares of the Company’s common stock in accordance with the terms of the notes.

Related Party Notes Payable

On January 23, 2015, the Company borrowed $45,000 from Scott Silverman, as evidenced by a promissory note (the “2015 Silverman Note”). The 2015 Silverman Note was payable on demand, and bearing interest at a rate of 5% per annum. Between January 30, 2015 and June 30, 2015, the 2015 Silverman Note was repaid in its entirety, and Mr. Silverman agreed to forgo receiving interest on the note. During the six months ending June 30, 2015, the Company also received $21,100 of short-term advances from Mr. Silverman, net of repayments, which remain outstanding as of June 30, 2015. These short-term advances do not bear interest and are repayable to Mr. Silverman on demand.

As discussed in note 3, during the six months ended June 30, 2015, four of the Company’s executive officers entered into agreements with the Company whereby certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of Officer Notes, and the Company issued an aggregate of $913,519 of Officer Notes in satisfaction of the accrued liabilities. In addition, Mr. Geissler and Mr. Krawitz agreed to have their previously issued and outstanding demand notes due from the Company, in the principal amounts of $34,000 and $60,000, respectively, converted into separate Officer Notes. The Officer Notes bear interest at a rate of 5% per annum, with principal and interest due on March 1, 2016.

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

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

On April 16, 2014 and May 1, 2014, the Company issued promissory notes to Ned L. Siegel in the principal amount of $30,000 and $20,000, respectively (collectively, the “Siegel Notes”), with interest accruing at a rate of 9% per annum and with principal and interest due on these notes one year after their date of issuance. Mr. Siegel was appointed a director of the Company on June 17, 2014, and resigned from the Company’s board of directors on January 28, 2015. On February 27, 2015, the Siegel Notes were amended to (i) extend the maturity date to March 1, 2016, and (ii) reduce the per share conversion price from $350 to 60% of the average of the three lowest closing prices of the Company’s common stock for the 10 trading days prior to conversion.

During the six months ending June 30, 2015, $37,924 of related party notes, along with $1,483 of accrued interest, were converted into 26,720 shares of common stock. As of June 30, 2015 there were $1,065,695 of related party notes outstanding.

Other Notes Payable

Other notes payable as of December 31, 2014 consisted of a note payable to PositiveID Corporation (“PSID”) in the principal amount of approximately $115,000 (the “PSID Note”) which is to be repaid through the issuance of a de minimus number of shares of the Company’s stock, and other promissory notes with an aggregate principal amount of $70,625 that are generally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $350 per share. For some of these notes, the Company may, at its sole option, elect to convert the note into common stock at a conversion price that is equal to 60% of the market price of the Company’s common stock, as defined in the notes. During the six months ended June 30, 2015, $9,400 of these notes, plus $1,537 of accrued interest, was converted into 10 shares of the Company’s common stock.

At June 30, 2015, the total of all of the Company’s outstanding promissory notes was convertible into an aggregate of 7,345,527 shares of the Company’s common stock.

During the six months ended June 30, 2015 and 2014, the Company recognized interest expense of approximately $0.7 million and $1.6 million, respectively, which is primarily related to the amortization of debt discounts.

5. SUBORDINATED DEBT REPORTED AT FAIR VALUE

In December 2012, VAC entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note is convertible into one-third of the beneficial common stock ownership of VC held by Scott Silverman, though Mr. Silverman has no beneficial common stock ownership as of June 30, 2015 and December 31, 2014 as a result of the February 2015 Reverse Stock Split and the July 2015 Reverse Stock Split. The SNC Note was amended in July 2013 to extend the maturity date to June 2015. The SNC Note has not been repaid.

The Company made an irrevocable election at the time of issuance to report the note at fair value, with changes in fair value recorded through the Company’s statement of operations as Other expense/income in each accounting period. At June 30, 2015 and December 31, 2014, the fair value of the SNC Note was $0.3 million (see notes 6 and 12 for further information).

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

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

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

As of June 30, 2015, the SNC Note (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. The changes in fair value of the SNC Note, the bifurcated embedded option in the convertible notes and the warrant liability during the three and six months ended June 30, 2015 and 2014 are reflected in Changes in fair value of derivative and other fair valued instruments in the Company’s consolidated statement of operations. As of June 30, 2015, non-financial assets measured at fair value were the intangible asset value of $1.0 million, based on a level 1 input (see note 12).

The following table summarizes the Company’s financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
SNC Note	$—	$—	$317	$—	$—	$316
Bifurcated option in convertible notes	$—	$—	$2,286	$—	$—	$930
Warrant liabilities	$—	$—	$2,062	$—	$—	$534

The following is a summary of activity of Level 3 liabilities for the six months ended June 30, 2015:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities
Balance at December 31, 2014	$316	$930	$534
Issuance of additional debt		386
Conversion of notes and exercise of warrants into shares of common stock		(152)	(11)
Losses (gains) included in net loss	1	1,122	1,539
Balance at June 30, 2015	$317	$2,286	$2,062

7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2015, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share with 1,841 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) outstanding, of which 1,400 shares are held by Scott Silverman and 441 shares are held by Randolph Geissler. The stated value of the Series D Preferred Stock is reflected as temporary equity in the Company’s consolidated balance sheet, due to the possibility that under certain conditions the Series D Preferred Stock could be required to be settled in cash. On March 13, 2015, the Company’s Board of Directors approved an amendment to the Certificate of Designation for the Series D Preferred Stock to change the price for which the Series D Preferred Stock can be converted into common stock of the Company to the average closing price of the common stock over any 5 consecutive Trading Days occurring between March 12, 2015 and the conversion date, with the five-day period being elected by the holder of the Series D Preferred Stock in the conversion notice.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

Common Stock

As previously discussed in note 1, the February 2015 Reverse Stock Split became effective on February 11, 2015, and the July 2015 Reverse Stock Split became effective on July 29, 2015. All share, per share and capital stock amounts have been retroactively restated as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014 to give effect to the reverse stock splits. As a result of the July Reverse Stock Split, the Company no longer has any stock options or warrants treated as equity instruments outstanding as of June 30, 2015.

On April 20, 2015, the Company sold 526 shares of its common stock to a director of the Company for a purchase price of $10,000. The purchase price was based on the closing price of the Company’s common stock on April 19, 2015.

On April 22, 2015, the Company sold 666 shares of its common stock to Mr. Silverman for $10,000. The purchase price was based on the closing price of the Company’s common stock on April 21, 2015.

On May 12, 2015, a director of the Company converted outstanding amounts owed to him in the amount of $32,101, into 10,700 shares of common stock. The number of shares issued was based on the closing price of the Company’s common stock on May 11, 2015.

As of June 30, 2015, the Company had 100 billion shares of common stock authorized (based on the July 2015 amended certificate of incorporation increasing the number of authorized shares) and 446,312 shares were issued and outstanding.

Warrants Treated as Liabilities

On November 13, 2013 in connection with the issuance of senior convertible notes and an amendment to certain agreements between the Company and PSID, the Company issued warrants to purchase up to 2,944,444 shares of the Company’s common stock on a pre-split basis (the “November 2013 Warrants”). The November 2013 Warrants became exercisable at issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years at an initial exercise price (prior to giving effect to the reverse split) of $2.84 per share, contain a cashless exercise provision and a full ratchet price protection provision on the exercise price. As of June 30, 2015, after consideration of both reverse stock splits and based on the aggregate exercise price of $2,822,648, if all of the remaining November 2013 Warrants had been exercised the number of shares of the Company’s common stock that would have been issued would have been 4,704,414 shares based on an exercise price of $0.60 per share, subject to adjustment for the cashless exercise provisions. During the six months ended June 30, 2015, the Company issued 125,817 shares of common stock for November 2013 Warrants exercised on a cashless basis and approximately $11,000 of warrant liabilities were reclassified to additional paid in capital.

During the six months ended June 30, 2015, the Company issued the March 2015 Warrant (see note 4). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the time of issuance and at June 30, 2015.

The terms of the March 2015 Warrant and the November 2013 Warrants are such that they do not qualify for equity treatment under ASC 815 and are classified as liabilities at June 30, 2015 and December 31, 2014. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value (see note 6) and were determined to be $2.1 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively. The Company recognized a loss on the change in fair value of the Company’s warrant liabilities for the three months ended June 30, 2015 and 2014 of $1.8 million and $6.0 million, respectively. The Company recognized a loss on the change in fair value of the warrant liabilities of $1.5 million and $2.8 for the six months ended June 30, 2015 and 2014, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

8. INCOME TAXES

The Company did not record an income tax provision or benefit for the three and six months ended June 30, 2015 and 2014. The Company has incurred losses since its inception and has provided a valuation allowance against its net operating loss carryforwards and other net deferred tax assets.

9. RELATED PARTY TRANSACTIONS

See notes 3, 4 and 7 for disclosures regarding transactions with related parties.

10. COMMITMENTS AND CONTINGENCIES

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 (approximately $61,000) of the proceeds from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, additional claims submitted to the liquidator could result in the Company being required to pay additional amounts to cover its share of Signature’s outstanding liabilities. The Company has estimated a potential additional liability of approximately $159,000 which is reflected in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014.

On January 30, 2014, the Company and the buyers of DARC entered into a letter agreement under which the Company agreed to accept a payment of £62,000 (USD approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, the Company recorded a loss on the settlement of this receivable of approximately USD $55,000 in the six months ended June 30, 2014, which is reflected in Other expenses in the Company’s consolidated statement of operations. All of the other provisions (including, without limitation, the indemnities) agreed between VC, and/or the Buyers under the stock purchase agreement and any related documents remain in full force and effect.

During the year ended December 31, 2013, the Company was informed by the New Jersey Department of Environmental Protection that a predecessor business sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel, and the Company has not yet determined the impact on its financial condition, liquidity or cash flows, if any.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Supplemental schedule of non-cash investing and financing activities:
Notes payable and accrued liabilities converted into common stock	669	396
Accrued liabilities satisfied through the issuance of convertible promissory notes to related parties	914	-
Issuance of a warrant in connection with a promissory note		66
Cashless exercises of common stock warrants	11	6,990
Reclassification of derivative liability to equity upon conversion of notes payable	152	-
Discounts recorded for embedded conversion option liabilities of convertible notes	386	-

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

12. SUBSEQUENT EVENTS

Issuance of Convertible Notes

Between July 1, 2015 and December 30, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $637,921, for which the Company received $563,355 in net proceeds. In addition, the Company issued convertible promissory notes in connection with the proposed acquisition and other transactions discussed below in the aggregate principal amount of $273,088. The Company received no cash proceeds with the issuance of these notes. These notes are due one year after the date of issuance, bear interest at rates of 10 to 12% per annum, and are convertible into shares of common stock at 60% of the average of the three lowest trading prices of the Company’s common stock during the 10 days prior to conversion.

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

In November and December of 2015 the Company issued additional Officer Notes in the aggregate principal amount of $96,955 in settlement of accrued but unpaid compensation. The terms and conditions of these notes are substantially identical to those of the Officer Notes described in note 4.

Capital Stock

On July 29, 2015, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to increase the number of common shares that the Company is authorized to issue from 10 billion to 100 billion. Also on July 29, 2015, the Company effectuated the July 2015 Reverse Stock Split as more fully described in note 1.

Between July 1, 2015 and December 30, 2015, outstanding promissory notes in the principal amount of $20,676, were converted into 179,339 shares of common stock. Also between July 1, 2015 and December 30, 2015, the Company issued 98,000 shares of common stock in connection with cashless exercises of outstanding warrants.

On August 13, 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted 100,000,000 shares of restricted stock to executive officers of the Company and options to purchase 148,500,000 shares of the Company’s common stock to employees and directors of the Company. These grants were under the Company’s 2014 Stock Incentive Plan. Also on August 13, 2015, the Compensation Committee granted an additional 150,000,000 shares of restricted stock to executive officers and a director. The restricted stock vests on January 2, 2017 or upon a change of control. The stock options vested on August 13, 2015, and the Company will record approximately $7.8 million in stock- based compensation in the remainder of 2015 in connection with these grants.

Defaults on Senior and Subordinated Securities

The Company’s failure to timely file its Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as its failure to pay some of the convertible notes that became due, constitute events of default on the Company’s outstanding convertible promissory notes, including approximately $1.0 million of senior secured promissory notes secured by substantially all of the Company’s assets (the "Senior Notes”). As a result, the Company entered into discussions with Magna Equities I, LLC, (together with its affiliate, Magna Equities II, “Magna”) the collateral agent for the holders of the Senior Notes, and agreed to the actions taken below.

On October 19, 2015, the Company entered into a letter agreement with Magna pursuant to which the Company agreed to exchange approximately $1.3 million aggregate principal amount of outstanding unsecured convertible promissory notes held by Magna for an equal principal amount of new secured convertible promissory notes (the “New Magna Notes”) intended to be pari passu in rank and priority with the Senior Notes. There was no accounting effect to this amendment.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

On October 19, 2015, the Company received a default notice from Magna, acting in its capacity as collateral agent under the security agreement pertaining to the Senior Notes. At the time of the notice, Magna was the holder of outstanding convertible promissory notes of the Company in the aggregate principal amount of approximately $1.6 million (excluding all accrued but unpaid interest), consisting of approximately $0.3 million of Senior Notes and $1.3 million of New Magna Notes, and had entered into agreements with holders of an additional $500,000 aggregate principal of Senior Notes to acquire such Senior Notes. The default notice demanded repayment of the entire amount due under the Senior Notes (including the $500,000 of Senior Notes Magna had the right to acquire) and the New Magna Notes (collectively, the "Magna Notes"). The Company did not have the financial resources to repay this indebtedness. The default notice also advised the Company and its subsidiaries that Magna was exercising all of its rights and remedies under the Senior Notes it owns (including the $500,000 of Senior Notes Magna had the right to acquire) and the New Magna Notes and the related debt documents. In conjunction with this default notice, the Company received from Magna a Notification of Disposition of Collateral (the “NDC”). The NDC advised the Company that Magna intended to sell, lease or license the assets securing the Senior Notes and the New Magna Notes at a public auction to take place in early November of 2015. These assets constitute substantially all of the assets of the Company and its subsidiaries, except for those assets securing the SNC Note. On November 4, 2015, the public auction took place, and Magna purchased the assets, including the capital stock of the Company’s VAC and PositiveID Animal Health subsidiaries, for $1 million, which was credited against the Company’s outstanding indebtedness to Magna.

Magna’s purchase of the $500,000 of Senior Notes from the previous holders was completed on November 10, 2015. In connection with this transaction, the Company amended a previously issued unsecured convertible promissory note with one of the holders by increasing the principal amount of the note by $102,500. The Company did not receive any cash proceeds from this transaction.

SNC Assets

The SNC Note (see note 5) is secured by all of the assets, consisting primarily of intellectual property and certain tangible property and equipment (the “SNC Collateral”), acquired by the Company under the asset purchase agreement entered into by the Company and SNC Holdings Corp. on November 30, 2012. Under the terms of the SNC Note, as amended, which was due on June 30, 2015 and has not been repaid, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the possibility of returning the SNC Collateral to the holder in satisfaction of the SNC Note but has yet to return the assets to the holder. The Company is still evaluating its options related to the SNC Assets.

Proposed Acquisition

On November 25, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with The Brace Shop, LLC, a Florida limited liability company (“The Brace Shop”) and Lynne Shapiro (the “Seller”), whereby the Company agreed to acquire (the “Acquisition”), all of the issued and outstanding membership interests (the “Stock”) of The Brace Shop. The Brace Shop operates as an online retailer of orthopedic braces and related medical devices and, according to The Brace Shop’s management, had annual unaudited revenues of approximately $7 million for the year ended December 31, 2014.

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price for the Stock is (i) $250,000 in cash, $125,000 of which was paid to the Seller upon the execution of the Purchase Agreement and the remaining $125,000 payable, subject to certain conditions, within four business days after the closing of the Acquisition, (ii) one unit of the Company’s to be established Series E Preferred Stock which is convertible into 84.9% of the issued and outstanding shares of common stock of the Company, on a fully diluted basis with voting rights, (iii) a goldenshare in the form of a warrant (the “Goldenshare”), exercisable for that number of shares of common stock required to insure that the Series E Preferred Stock issued as part of the purchase price to the Seller is convertible into 84.9% of the issued and outstanding shares of common stock, on a fully diluted basis. At the closing of the Acquisition, the Company’s current Chief Executive Officer will receive a unit of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding common stock of the Company on a fully-diluted basis. The units of Series E Preferred Stock and the Goldenshare will not be convertible until the date six months from the date of the closing of the Acquisition. In addition, upon the closing of the Acquisition, pursuant to the Purchase Agreement, the Company will pay a consultant $50,000 (less $10,000 that was paid upon the execution of the Purchase Agreement), and issue the consultant a 3 year warrant to purchase, at an exercise price of $0.01 per share, 2.99% of the issued and outstanding common stock of the Company, which warrant may be exercisable on a cashless basis.

The aforementioned payment by the Company of $125,000 to the Seller was financed by the sale of a senior secured convertible promissory note in the aggregate principal amount of $147,059 (the “Acquisition Note”) to an institutional investor who previously purchased convertible debt from the Company (the “Investor”). The Acquisition Note bears interest at a rate of 12% per annum, with principal and interest due on November 25, 2016. The Acquisition Note is convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.015 per share, and (ii) 60% of the average of the three lowest trading prices during the ten trading days prior to conversion, and contains full-ratchet anti-dilution provisions similar to those of convertible notes previously issued by the Company. The embedded conversion option contained in the Acquisition Note will be bifurcated and reflected as a derivative liability at fair value. The Company currently anticipates that the remaining $125,000 cash portion of the purchase price for the Acquisition, the $50,000 consulting fee and all other costs and expenses related to the Acquisition and the Company’s ongoing operations will be funded through the sale of additional senior secured convertible promissory notes to the Investor on terms substantially identical to that of the Acquisition Note.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

The Purchase Agreement contemplates that all interest, principal and any other required payments on all debt instruments of the Company that are outstanding as of the date of the Purchase Agreement (but excluding the Acquisition Note) shall only be paid through the issuance of shares of common stock. All options, warrants, shares of preferred stock and other securities of the Company outstanding as of the date of the Purchase Agreement are to remain in place on the terms set forth in each of such securities, except that all options, warrants and shares of preferred stock are to be converted into common stock within six months of the date of closing of the Acquisition or cancelled.

The closing of the Acquisition is subject to a number of other conditions including, but not limited to, the Company becoming current in its reporting requirements under the Federal Securities Laws, and completion of an audit of The Brace Shop’s financial statements for its two most recent fiscal years. Since the sole member of The Brace Shop would obtain voting control of 84.9% of the Company, the Company anticipates that the closing of the Acquisition, if it takes place, will result in a change in control, and therefore would be accounted for as a reverse acquisition and recapitalization with the Brace Shop as the accounting acquirer and continuing business of the Company.

While the Company currently believes that the closing of the Acquisition will take place in January 2016, there can be no assurances that the Closing will occur during such time or at all, or that the terms of the Acquisition as set forth in the Purchase Agreement will not materially change. Moreover, the Company currently has limited funds and no assurances can be given that it will be able to raise any additional funds on terms acceptable to the Company, or at all, or that the Company will be able to continue as a going concern. The failure to do so could result in the Company not being able to effectuate the Acquisition

VERITEQ CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2014 Annual Report on Form 10-K.

OVERVIEW

Our Business

We were previously engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices and, subject to funds becoming available, radiation dose measurement technologies for use in radiation therapy treatment. From inception through June 30, 2015, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay certain indebtedness that became due, constituted events of default on our outstanding convertible promissory notes, including approximately $1.0 million of senior secured promissory notes secured by substantially all of our assets, comprised primarily of intellectual property related to UDI of implantable medical devices, and $1.3 of million convertible promissory of notes that were pari passu in rank and priority to the senior secured promissory notes (collectively, the "Senior Notes”).

On October 19, 2015, we received a default notice from the collateral agent under the security agreement pertaining to the Senior Notes. The default notice demanded repayment of the entire amount due under the Senior Notes, and we did not have the financial resources to repay this indebtedness. We also received a Notification of Disposition of Collateral (the “NDC”). The NDC advised the Company that the collateral agent intended to sell, lease or license the assets securing the Senior Notes at a public auction to take place in early November of 2015. These assets comprised substantially all of the assets of the Company and its subsidiaries, except for the assets described below. On November 4, 2015, the public auction took place, and the holder of a substantial portion of the Senior Notes purchased the assets, including the capital stock of our VeriTeQ Acquisition Corp. and PositiveID Animal Health subsidiaries, for $1 million, which was credited against the Company’s outstanding indebtedness to the holder of the Senior Notes.

In October of 2015, we contacted the holder of a subordinated convertible promissory note (the “SNC Note”) regarding the possibility of returning the assets securing the SNC Note, consisting primarily of intellectual property and certain tangible property and equipment related to radiation dose measurement technologies, to the holder in satisfaction of the SNC Note. To date we have yet to return these assets to the holder of the SNC Note and we are still evaluating our options with respect to these assets.

Although we still have a substantial amount of outstanding indebtedness in the form of senior and subordinated convertible notes, we currently intend to attempt to acquire, merge or combine with and/or acquire operating assets of an operating business. On November 24, 2015, as more fully described in note 12 to the accompanying consolidated financial statements, we entered into a Stock Purchase Agreement with The Brace Shop, LLC, a Florida limited liability company (“The Brace Shop”) and Lynne Shapiro (the “Seller”), whereby we agreed to acquire (the “Acquisition”), all of the issued and outstanding membership interests of The Brace Shop. The Brace Shop operates as an online retailer of orthopedic braces and related medical devices and, according to The Brace Shop’s management, had annual unaudited revenues of approximately $7 million for the year ended December 31, 2014.

The closing of the Acquisition is subject to a number of conditions including, but not limited to, our becoming current in our reporting requirements under the Federal Securities Laws, and completion of an audit of The Brace Shop’s financial statements for its two most recent fiscal years. While we currently believe that the closing of the Acquisition will take place in January 2016, there can be no assurances that the closing will occur during such time or at all. Moreover, we currently have limited funds and no assurances can be given that we will be able to raise any additional funds on terms acceptable to us, or at all, or that we will be able to continue as a going concern.

VERITEQ CORPORATION AND SUBSIDIARIES

Reverse Stock Splits

On February 11, 2015, an amendment to our Amended and Restated Certificate of Incorporation became effective to implement a 1-for-1,000 reverse split (the “February 2015 Reverse Stock Split”) of our outstanding common stock, whereby each 1,000 shares of the Company’s issued and outstanding common stock was automatically, and without any action on the part of the respective holders, combined and converted into one issued and outstanding share of common stock. On July 29, 2015, another amendment to our Amended and Restated Certificate of Incorporation became effective to implement a 1-for-10,000 reverse stock split (the “July 2015 Reverse Stock Split” and, together with the February 2015 Reverse Stock Split, the “2015 Reverse Stock Splits”) of the Company’s common stock. As a result, each 10,000 shares of the Company’s issued and outstanding common stock automatically, and without any action on the part of the respective holders, were combined and converted into one issued and outstanding share of common stock. The 2015 Reverse Stock Splits affected all issued and outstanding shares of our common stock, as well as all common stock underlying stock options, warrants, convertible notes and convertible preferred stock outstanding immediately prior to the 2015 Reverse Stock Splits. The February 2015 Reverse Stock Split was authorized by our Board of Directors, and by our Stockholders at the 2014 Annual Meeting of Stockholders held on December 18, 2014. The July amendment to our Amended and Restated Certificate of Incorporation also increased the number of common shares that we are authorized to issue from 10 billion to 100 billion and, along with the July 2015 Reverse Stock Split, was approved by our Board of Directors and ratified by our stockholders on May 26, 2015.

No fractional shares were issued as a result of the 2015 Reverse Stock Splits and stockholders who otherwise would have been entitled to a fractional share received or will receive, in lieu thereof, a cash payment equal to the value of the fractional share to which the stockholder would otherwise be entitled based on the per share closing sales price of the Company’s common stock on the effective date of the 2015 Reverse Stock Splits. All share, per share and capital stock amounts as of June 30, 2015, December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 have been restated to give effect to the 2015 Reverse Stock Splits.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions used in: (i) determining the lives and valuation of long-lived assets; (ii) valuation models used in determining the value of certain derivative financial instruments, warrant liabilities and the fair value of a promissory note with an embedded conversion option; (iii) determining valuation allowances for deferred tax assets and (iv) stock-based compensation.

VERITEQ CORPORATION AND SUBSIDIARIES

Derivative Financial Instruments and Fair Value

We account for notes payable that are convertible into shares of the Company’s common stock and warrants issued in conjunction with the issuance of such notes in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, we classify such instruments as liabilities at their fair values at the time of issuance and adjust the instruments to fair value at each reporting period. These liabilities, as well as a convertible note that we elected to account for at fair value, are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in our statement of operations. The fair values of these derivative and other financial instruments have been estimated using Monte Carlo simulations and other valuation techniques.

Revenue Recognition

We recognize revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and year to year.

Income Taxes

We have adopted Accounting Standards Codification subtopic 740-10, Income Taxes, (“ASC 740-10”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements. Under this method, deferred tax liabilities and assets are determined for temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences, such as amortization of intangible assets, deferred officers' compensation and stock-based compensation. A valuation allowance is provided against net deferred tax assets when we determine that it is more likely than not that we will fail to generate sufficient taxable income to be able to utilize the deferred tax assets.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue and Gross Profit

Revenues for the three months ended June 30, 2015, our fiscal second quarter, were $188,000, as compared to $21,000 for the three months ended June 30, 2014. The increase is due to an increase in the number of microtransponder units shipped to EL as a result of increased sales by EL of breast implants containing our microtransponders.

Gross profit for the three months ended June 30, 2015 was $104,000, as compared to $13,000 for the same period of a year ago. Our gross margin for the second quarter of 2015 was 55.3%, as compared with 61.9% for the second quarter of 2014. The decrease was due to a one-time price discount provided to EL for a high volume order.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including development expenses, (“SG&A”) were approximately $0.9 million for the three months ended June 30, 2015, as compared to $1.2 million for the three months ended June 30, 2014. The decrease is mainly due to $0.3 million of stock-based compensation in 2014 not present in 2015, and a $0.1 million decrease in legal, consulting and professional fees, including investor relations expenses.

Asset Impairment Charge

At June 30, 2015, we determined that the carrying value of the intangible assets related to our RFID technology exceeded their fair value. As a result, we recorded an impairment charge of $0.4 million in the three and six months ended June 30, 2015 to write these assets down to their fair value, with no comparable amount for the three and six months ended June 30, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $46,000 and $149,000 for the three months ended June 30, 2015 and 2014, respectively. The decrease is due to lower amortization expense related to intangible assets, as we recognized an impairment and lowered the carrying value of our intangible assets by $5.0 million in the fourth quarter of 2014.

Operating Loss

Our operating loss was $1.2 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. The narrowing of our operating loss was due to the increase in revenue and decrease in SG&A and amortization expense, largely offset by the asset impairment charge.

Interest Expense

Interest expense was $0.4 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Most of our interest expense in both periods is due to the amortization of debt discounts. The discounts on our debt are largely the result of the initial fair value recognized for the embedded conversion options contained in the convertible promissory notes we issue to fund our operations and, to a lesser extent, original issue discount on these notes, which result in a reduction of net proceeds to us. We will continue to record interest expense in connection with the amortization of debt discount for certain outstanding notes payable, however we expect such expense to continue to be lower in 2015 than in 2014, due to the extensive amount of debt discount recognized in November 2013.

Change in Value of Derivative and other Fair Valued Instruments

During the three months ended June 30, 2015, we recognized a loss on the change in fair value of derivative and other fair valued instruments of $3.2 million, due to increases in the fair value of subordinated convertible debt, conversion options embedded in convertible notes and warrant liabilities in the amounts of $0.1 million, $1.3 million and $1.8 million, respectively. For the three months ended June 30, 2014, we recorded gains related to changes in the fair value of subordinated convertible debt, conversion options embedded in convertible notes in the amount of $0.4 million $2.6 million, respectively, and a loss on the change in fair value of warrant liabilities in the amount of $6.0 million.

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

Other Income/Expense

We recorded other income of $6,000 for the three months ended June 30, 2015, and compared to other expense of $6,000 for the three months ended June 30, 2014.

Net Loss

Our net loss was $4.8 million for the three months ended June 30, 2015, as compared to $5.6 million for the three months ended June 30, 2014. The difference is mainly due to a reduction in non-cash interest expense in the second quarter of 2015 as compared to the second quarter of 2014 and, to a lesser extent, a reduction in operating loss.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue and Gross Profit

Revenues for the six months ended June 30, 2015 were $0.3 million, as compared to $0.1 million for the six months ended June 30, 2014. The increase is due to an increase in the number of microtransponder units shipped to EL as a result of increased sales by EL of breast implants containing our microtransponders.

Gross profit for the six months ended June 30, 2015 was $162,000, as compared to $49,000 for the same period of a year ago. Our gross margin for the first six months of 2015 was 57.2%, as compared with 51.6% for the first six months of 2014. The increase was due to a higher mix of microtransponders relative to readers in 2015 as compared to 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expenses

SG&A was approximately $2.0 million for the six months ended June 30, 2015, as compared to $2.6 million for the six months ended June 30, 2014. The decrease is mainly due to $0.4 million of stock-based compensation in 2014 not present in 2015, and a $0.3 million decrease in legal, consulting and professional fees, including investor relations expenses.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $0.1 million and $0.3 million for the first six months of 2015 and 2014, respectively. The decrease is due to lower amortization expense related to intangible assets due to the impairment charge and corresponding reduction in carrying value of our intangible assets recognized in the fourth quarter of 2014.

Operating Loss

Our operating loss was $2.3 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. The narrowing of our operating loss was due to the increase in revenue and decrease in SG&A and amortization expense, partially offset by the asset impairment charge in 2015.

Interest Expense

Interest expense was $0.7 million and $1.6 million for the first six months of 2015 and 2014, respectively. Most of our interest expense in both periods is due to the amortization of debt discounts.

Change in Value of Derivative and other Fair Valued Instruments

During the six months ended June 30, 2015, we recognized a loss on the change in fair value of derivative and other fair valued instruments of $2.7 million, mainly due to an increase in the fair values of conversion options embedded in convertible notes and warrant liabilities. For the six months ended June 30, 2014, we recorded gains related to changes in the fair value of subordinated convertible debt and conversion options embedded in convertible notes in the amount of $2.8 million and $3.6 million, respectively, and a loss on the change in fair value of warrant liabilities in the amount of $2.8 million.

Other Income/Expense

Other expense was $0.1 million for the six months ended June 30, 2014, due to a loss recognized on the settlement of the receivable from the sale of a former subsidiary, with no comparable amount during the six months ended June 30, 2015.

Net Loss

Our net loss was $5.6 million for the six months ended June 30, 2015, as compared to $0.9 million for the six months ended June 30, 2014. The difference is mainly due to the net gain on the change in fair value of derivative instruments of $3.6 million in 2014, as compared to a loss of $2.7 million in 2015, partially offset by lower interest expense and a reduced operating loss in 2015.

 LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have not generated significant revenues since our inception. At June 30, 2015 we had a working capital deficit of $10.2 million and a nominal cash balance. Our cash position is critically deficient, and certain payments essential to our ability to operate are not being made in the ordinary course, or at all. Failure to raise capital in the coming days to fund our operations will have a material adverse effect on our financial condition, raising substantial doubt about our ability to continue as a going concern. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations, including approximately $8.4 million of total indebtedness that will become due, for the next twelve months. While we anticipate that a substantial portion of this indebtedness will be converted into shares of our common stock or satisfied through the return of certain assets, there can be no assurances that we will not receive demands for cash payments on this indebtedness.

Since November of 2013, we have financed our operations primarily through the issuance of convertible promissory notes (“Convertible Notes”). The outstanding principal amount of Convertible Notes as of June 30, 2015 was approximately $4.1 million. We issued additional Convertible Notes in the aggregate principal amount of approximately $1.0 million between July 1, 2015 and December 30, 2015, for which we received cash proceeds of approximately $0.6 million. The Convertible Notes generally mature within 9 to 12 months from the date of issuance and bear interest at rates ranging from 8% to 12% per annum with all interest payable at maturity. Outstanding principal and accrued interest is convertible into shares of Common Stock at discounts to the market price of the Company’s Common Stock ranging from 39% to 43%, with the market price being based on the low end of the trading range of the Common Stock during the 10 to 30 days prior to conversion, depending on the specific note being converted. In addition, substantially all of the Convertible Notes contain provisions whereby in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

VERITEQ CORPORATION AND SUBSIDIARIES

As of June 30, 2015, we were in payment default on existing indebtedness in the approximate amount of $0.3 million. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay some of the convertible notes that became due, constitute events of default on our Convertible Notes, including approximately $2.3 million of Senior Notes. As a result, we entered into discussions with Magna Equities I, LLC, (together with its affiliate, Magna Equities II, “Magna”) the collateral agent for the holders of the Senior Notes, and agreed to the actions taken below.

On October 19, 2015, we received a default notice from Magna, acting in its capacity as collateral agent under the security agreement pertaining to the Senior Notes. At the time of the notice, Magna was the holder of outstanding convertible promissory notes of the Company in the aggregate principal amount of approximately $1.6 million (excluding all accrued but unpaid interest) of Senior Notes, and had entered into agreements with holders of an additional $0.5 million aggregate principal of Senior Notes to acquire such Senior Notes. The default notice demanded repayment of the entire amount due under the Senior Notes (including the $0.5 million of Senior Notes Magna had the right to acquire, collectively, the "Magna Notes"). We did not have the financial resources to repay this indebtedness. The default notice also advised the Company and its subsidiaries that Magna was exercising all of its rights and remedies under the Magna Notes and the related debt documents. In conjunction with this default notice, we received from Magna a Notification of Disposition of Collateral (the “NDC”). The NDC advised us that Magna intended to sell, lease or license the assets securing the Senior Notes at a public auction to take place in early November of 2015. These assets constitute substantially all of our assets, except for those assets securing the SNC Note. On November 4, 2015, the public auction took place, and Magna purchased the assets, including the capital stock of our VAC and PositiveID Animal Health subsidiaries, for $1 million, which was credited against our outstanding indebtedness to Magna.

We continue to receive limited funding in the form of additional Convertible Notes while we attempt to acquire, merge or combine with and/or acquire operating assets of an operating business, however we have no commitments for any additional funding and currently have minimal cash balances. No assurances can be given that we will be able to complete an acquisition or merger transaction, raise any additional funds on terms acceptable to us, or at all, or that we will be able to continue as a going concern.

In December 2012, we entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, we issued the SNC Note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note was amended in July 2013 to extend the maturity date to June 2015. The SNC Note has not been repaid. We believe that the sole remedy available to the holder of the SNC Note for our failure to repay the note when due is the return to the holder of the foregoing intellectual property securing the SNC Note. We continue to evaluate our options with respect to these assets.

VERITEQ CORPORATION AND SUBSIDIARIES

A summary of our cash flows for the periods indicated is as follows:

(in thousands)	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(740)	$(1,174)
Cash used in investing activities	(1)	(1)
Cash provided by financing activities	666	1,272
(Decrease) increase in cash and cash equivalents	(75)	97
Cash and cash equivalents, beginning of period	77	13
Cash and cash equivalents, end of year of period	$2	$110

Cash used in operating activities was $0.7 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. The following table illustrates the primary components of our cash flows from operations:

(in thousands)	Six Months Ended June 30,
	2015	2014
Net loss	$(5,609)	$(933)
Non-cash expenses, (gains) and losses	3,691	(1,302)
Accounts payable and accrued expenses	1,219	978
Other	(41)	83
Cash used in operating activities	$(740)	$(1,174)

Cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $0.7 million and $1.3 million, respectively. During the first six months of 2015, we raised approximately $0.8 million through the issuance of convertible notes and related party advances, and made repayments of $0.1 million. During the first six months of 2014, we raised approximately $0.9 million from the issuance of convertible notes and related party advances, made repayments of $0.4 million, and received $0.8 million from the release of cash that had been previously restricted in connection with notes issued in 2013.

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

VERITEQ CORPORATION AND SUBSIDIARIES

As of June 30, 2015, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements

Certain statements and the discussion herein regarding the Company’s business and operations that are not purely historical facts, including statements about our beliefs, intentions or future expectations, may be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward looking statements involve risks and uncertainties and are subject to change at any time, and that our actual results could differ materially from expected results. These risks and uncertainties include, without limitation, VeriTeQ’s ability to continue to raise capital to fund its operations and its proposed Acquisition of The Brace Shop; as well as other risks or events beyond VeriTeQ’s control. VeriTeQ undertakes no obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events, except as required by law.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness at June 30, 2015 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and for their fair values to be adjusted at each accounting period.

To address the material weaknesses described above, the Company continues to seek assistance with various third parties with expertise in such instruments and matters of fair value, in order to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP on a timely basis.

Change in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2015. The Company has not fully remediated its material weakness as of June 30, 2015, and remediation efforts will continue through the remainder of fiscal 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

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

None.

ITEM 6. EXHIBITS

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

VERITEQ CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITEQ CORPORATION
(Registrant)

Date: January 12, 2016	By:	/s/ Marc S. Gelberg
	Name:	Marc S. Gelberg
	Title:	Chief Accounting Officer and Interim Chief Financial Officer
(Duly Authorized Officer)

VERITEQ CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by Marc S. Gelberg, Chief Accounting Officer and Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

