Form 10-Q
period 2015-09-30
VERITEQ
filed 2016-03-16
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	March 11, 2016
Common Stock, $0.00001 par value per share	250,723,718 shares

VERITEQ CORPORATION AND SUBSIDIARIES

VERITEQ CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$3	$77
Restricted cash	12	12
Accounts receivable	-	11
Inventory	-	2
Other current assets	12	84
Total current assets	27	186

Property and equipment, net	26	35
Other assets	54	54
Intangible assets, net	973	1,470
Total assets	$1,080	$1,745

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,275	$1,141
Accrued expenses (including $1,341 and $1,171 to related parties)	3,221	2,511
Notes payable, current portion, net of discounts (including $966 and $152 to related parties)	4,811	2,480
Liabilities for conversion options of convertible notes	6,246	930
Subordinated debt with an embedded conversion option, at fair value	490	316
Total current liabilities	16,043	7,378

Notes payable, net of discount	-	286
Warrant liabilities at fair value	2,086	534
Estimated royalty obligations	440	440
Total liabilities	18,569	8,638

Commitments and contingencies (note 10)

Series D preferred stock ($0.01 par value; 1,841 shares outstanding)	1,841	1,841

Stockholders' deficit:
Preferred stock ($0.01 par value; 5 million shares authorized; 0 issued and outstanding	-	-
Common stock ($0.00001 par value; 100 billion shares authorized; 250,724 and * shares issued and outstanding)	3	-
Additional paid-in capital	22,106	15,000
Accumulated deficit	(41,439)	(23,734)
Total stockholders' deficit	(19,330)	(8,734)
Total liabilities and stockholders' deficit	$1,080	$1,745

*	At December 31, 2014 the Company had 30 shares (unrounded) outstanding after giving retroactive effect to the reverse splits of 1:1,000 on February 11, 2015 and 1:10,000 on July 29, 2015

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

 (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$4	$44	$287	$139
Cost of goods sold, exclusive of depreciation and amortization shown separately below	3	11	124	57
Gross profit	1	33	163	82

Operating Expenses:
Selling, general and administrative expenses	6,941	1,444	8,789	3,913
Development expenses	53	98	157	237
Asset impairment charge	-	-	380	-
Depreciation and amortization expense	29	150	122	448
Total operating expenses	7,023	1,692	9,448	4,598

Operating loss	(7,022)	(1,659)	(9,285)	(4,516)
Other (expenses) income
Interest expense	(901)	(492)	(1,591)	(2,084)
Change in fair value of derivative and other fair valued instruments, net	(4,173)	1,258	(6,835)	4,836
Other income (expense)	-	-	6	(62)
Total other (expense) income	(5,074)	766	(8,420)	2,690

Loss before income taxes	(12,096)	(893)	(17,705)	(1,826)
Income tax benefit	-	-	-	-
Net loss	$(12,096)	$(893)	$(17,705)	$(1,826)

Net loss per common share -
Basic and diluted	$(0.09)	$(173,963)	$(0.39)	$(727,690)

Weighted average common shares outstanding -
Basic and diluted	133,772	0.0051	45,150	0.0025

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2015

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	-	$-	*	$-	$15,000	$(23,734)	$(8,734)
Net loss	-	-	-	-	-	(17,705)	(17,705)
Issuance of common stock for partial conversion of notes payable and accrued interest	-	-	488	-	658	-	658
Sale of common stock to related parties			1		20		20
Stock options issued to employees					5,346	-	5,346
Issuance of restricted stock to officers and directors			250,000	3	871	-	874
Settlement of liabilities with related party			11		32	-	32
Issuance of common stock for cashless exercise of warrants	-	-	224	-	11	-	11
Reclassification of conversion option liabilities upon conversion of notes payable	-	-	-	-	168	-	168
Balance at September 30, 2015 (unaudited)	-	-	250,724	3	22,106	(41,439)	(19,330)

*	At December 31, 2014 the Company had 30 shares (unrounded) outstanding after giving retroactive effect to the reverse splits of 1:1,000 on February 11, 2015 and 1:10,000 on July 29, 2015

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,705)	$(1,826)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	6,220	565
Deprecation and amortization	122	448
Non-cash interest charges	1,328	2,004
Asset impairment charge	380	-
Issuance of common stock for services	-	337
Change in fair value of subordinated convertible debt	174	(2,726)
Change in fair value of conversion options embedded in convertible notes	5,098	(3,404)
Change in fair value of warrants	1,563	1,294
Gain on extinguishment of debt	(9)	-
Loss on disposal of fixed assets	4	-
Loss on settlement of other receivable	-	56
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,804	1,213
Other receivable	-	115
Other current assets	28	47
Accounts receivable	11	(24)
Other assets	-	(37)
Net cash used in operating activities	(982)	(1,938)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(20)
Net cash used in investing activities	(1)	(20)

Cash flows from financing activities:
Proceeds from the issuance of convertible notes payable and warrants	984	1,354
Proceeds from the issuance of related party notes and advances	137	235
Repayment of convertible notes	(95)	(400)
Repayment of related party notes and advances	(137)	(90)
Proceeds from the issuance of common stock to related parties	20	-
Decrease in restricted cash	-	870
Net cash provided by financing activities	909	1,969

Net (decrease) increase in cash	(74)	11
Cash and cash equivalents - beginning of period	77	13
Cash and cash equivalents - end of period	$3	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

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

In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, the Change in fair value of convertible debt with embedded option feature, Change in fair value of conversion option of the convertible notes and Change in fair value of warrant liabilities for the three and nine months ended September 30, 2014, which had been reflected as separate line items in the consolidated statements of operations, are now reflected in Change in fair value of derivative and other fair valued instruments in the accompanying consolidated statements of operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception on December 14, 2011 and had a working capital deficit and accumulated deficit at September 30, 2015 of $16.0 million and $41.4 million, respectively. The Company’s cash position is critically deficient, and payments essential to the Company’s ability to operate are not being made in the ordinary course of business. Failure to raise capital in the coming days to fund the Company’s operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on the Company’s financial condition. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. The auditor’s report on the Company’s financial statements for the years ended December 31, 2014 and 2013 expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company needs to raise additional funds immediately and continue to raise funds until it begins to generate sufficient cash from operations, and it may not be able to obtain the necessary financing on acceptable terms, or at all. During the nine months ended September 30, 2015, the Company raised approximately $0.9 million, net of repayments, from the sale of convertible promissory notes (see note 4).

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

As of the date of this report, the Company has ceased its business operations. The Company currently intends to attempt to acquire, merge or combine with and/or acquire the operating assets of an operating business (see note 12).

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

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

All share, per share and capital stock amounts as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014 have been retroactively restated to give effect to the July 2015 Reverse Stock Split, the February 2015 Reverse Stock Split and the change in the par value of the Company’s common stock.

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

Property and Equipment

Property and equipment consists primarily of machinery and computer equipment and is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets, generally ranging from 3 to 10 years. Depreciation expense for the three and nine months ended September 30, 2015 was approximately $2,000 and $6,000, respectively. Depreciation for the three and nine months ended September 30, 2014 was approximately $1,000 and $2,000, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

Intangible Assets

The Company’s intangible assets (see note 2) are amortized on a straight-line basis over their expected economic lives ranging from 7 to 14 years. The lives were determined based upon the expected use of the asset, the ability to extend or renew patents, trademarks and other contractual provisions associated with the asset, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate. The Company reviews its intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value of the asset exceeds the projected undiscounted cash flows, the Company is required to estimate the fair value of the asset and recognize an impairment charge to the extent that the carrying value of the asset exceeds its estimated fair value. The Company recorded an impairment charge of $0.4 million for the three and nine months ended September 30, 2015 and did not record any impairment charges during the three and nine months ended September 30, 2014.

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

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and December 31, 2014.

Concentration

All of the Company’s revenue and accounts receivable are from a single customer, Establishment Labs, SA.

Loss per Common Share and Common Share Equivalent

Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The following securities were excluded in the computation of dilutive loss per share for the nine months ended September 30, 2015 and 2014 because their inclusion would have been anti-dilutive:

	2015	2014
Stock options	148,500,000	-
Warrants	67,180,577	109
Shares issuable upon conversion of preferred stock	46,964,286	-
Shares issuable upon conversion of convertible notes payable	150,713,794	76
	413,358,657	185

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

2. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
($000's)	Amount	Amortization	Total	Amount	Amortization	Total

Proprietary Technology	$1,372	$(399)	$973	$1,500	$(318)	$1,182
Customer relationship	248	(248)	-	500	(212)	288
	$1,620	$(647)	$973	$2,000	$(530)	$1,470

As of September 30, 2015, the Company determined that its customer relationship intangible asset was fully impaired, and that the fair value of its proprietary technology was $1.0 million (see note 12). As a result, the Company recognized impairment charges aggregating to $0.4 million to write these assets down to their fair values. Amortization of intangibles charged against income amounted to $27,000 and $0.1 million for the three-months ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

3. ACCRUED EXPENSES

The following table summarizes the significant components of accrued expenses:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued payroll and payroll related (including $1,217 and $1,060 to related parties)	$1,608	$1,204
Accrued legal	466	477
Accrued other expenses (including $124 and $111 to related parties)	1,147	830
Total accrued expenses	$3,221	$2,511

During the nine months ended September 30, 2015, the Company entered into separate agreements with Scott Silverman, the Company’s Chief Executive Officer, Randolph Geissler, the Company’s President, Michael Krawitz, the Company’s Chief Legal and Financial Officer and one other executive officer, (collectively, the “Executive Officers”) whereby each Executive Officer agreed that certain amounts of accrued but unpaid compensation that each individual was entitled to receive (aggregating approximately $914,000) would be paid in the form of a convertible promissory note (the “Officer Notes”). In connection with these agreements, the Company issued Officer Notes to Messrs. Silverman, Geissler, Krawitz and the other executive officer in the principal amounts of $194,010, $285,000, $384,509 and $50,000, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

4. NOTES PAYABLE

Notes payable at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Convertible notes payable with a bifurcated conversion option	3,785	2,943
Related party and Officer Notes	1,045	169
Other notes payable	176	185
Discount on notes payable	(195)	(531)
	4,811	2,766
Less current portion	(4,811)	(2,480)
Non-current notes payable	-	286

Convertible Notes with a Bifurcated Conversion Option

During the nine months ended September 30, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $1,086,962, and received net proceeds of $984,106. These notes are generally due one year after the date of issuance, bear interest at rates of 1% to 12% per annum, and are convertible into shares of common stock at 57% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

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

In connection with the issuance of one of the foregoing notes, the Company issued a warrant to purchase 50 shares of the Company’s common stock at an exercise price of $210 per share, subject to adjustment for stock splits, stock dividends and stock combinations (the “March 2015 Warrant”). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the date of issuance and at September 30, 2015.

During the nine months ending September 30, 2015, $597,474 of previously issued convertible notes, along with $10,375 of accrued interest, were converted into 461,247 shares of the Company’s common stock, and $94,675 of convertible notes were repaid in accordance with their terms. In connection with the notes converted, approximately $168,000 of the bifurcated option liability was reclassified into additional paid-in capital. Also during the nine months ending September 30, 2015, the Company entered into a settlement agreement with one of its convertible noteholders which reduced the outstanding principal balance on their notes by $9,375, which was recorded as a gain on the settlement of debt and is reflected in other income in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015. In addition, the Company received additional notices for the conversion of $3,860 convertible notes that the Company was unable to honor.

The Company’s failure to (i) timely file its Quarterly Report on Form 10-Q for the period ending June 30, 2015 with SEC, (ii) repay certain convertible notes that had reached their maturity date and (iii) honor the foregoing conversion notices, constitute events of default under the terms of the convertible notes. The terms of some of the convertible notes require that the outstanding principal amount on the notes increase by as much as 50% in the event of a default. As a result, the Company recorded additional principal on these notes and a corresponding non-cash interest charge in the amount of $456,684. At September 30, 2015, the outstanding balance on these convertible notes was $3,785,514.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

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

Related Party Notes Payable

On January 23, 2015, the Company borrowed $45,000 from Scott Silverman, as evidenced by a promissory note (the “2015 Silverman Note”). The 2015 Silverman Note was payable on demand, and bearing interest at a rate of 5% per annum. Between January 30, 2015 and September 30, 2015, the 2015 Silverman Note was repaid in its entirety, and Mr. Silverman agreed to forgo receiving interest on the note. During the nine months ending September 30, 2015, the Company also received $21,100 of short-term advances from Mr. Silverman, which were repaid as of September 30, 2015.

As discussed in note 3, during the nine months ended September 30, 2015, four of the Company’s executive officers entered into agreements with the Company whereby certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of Officer Notes, and the Company issued an aggregate of $913,519 of Officer Notes in satisfaction of the accrued liabilities. In addition, Mr. Geissler and Mr. Krawitz agreed to have their previously issued and outstanding demand notes due from the Company, in the principal amounts of $34,000 and $60,000, respectively, converted into separate Officer Notes. The Officer Notes bear interest at a rate of 5% per annum, with principal and interest due on March 1, 2016.

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

During the nine months ending September 30, 2015, $37,924 of related party notes, along with $1,483 of accrued interest, were converted into 26,720 shares of common stock. As of September 30, 2015 there were $1,044,595 of related party notes outstanding. In addition, the Company received additional notices for the conversion of $3,300 related party notes that the Company was unable to honor.

Other Notes Payable

Other notes payable as of December 31, 2014 consisted of a note payable to PositiveID Corporation (“PSID”) in the principal amount of approximately $115,000 (the “PSID Note”) which is to be repaid through the issuance of a de minimus number of shares of the Company’s stock, and other promissory notes with an aggregate principal amount of $70,625 that are generally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3,500,000 per share. For some of these notes, the Company may, at its sole option, elect to convert the note into common stock at a conversion price that is equal to 60% of the market price of the Company’s common stock, as defined in the notes. During the nine months ended September 30, 2015, $9,400 of these notes, plus $1,537 of accrued interest, was converted into 10 shares of the Company’s common stock.

At September 30, 2015, the total of all of the Company’s outstanding promissory notes were convertible into an aggregate of 117,380,460 shares of the Company’s common stock.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

During the nine months ended September 30, 2015 and 2014, the Company recognized interest expense of approximately $1.6 million and $2.1 million, respectively, which is primarily related to the amortization of debt discounts and, in 2015, recognition of additional principal due to the defaults on convertible notes.

5. SUBORDINATED DEBT REPORTED AT FAIR VALUE

In December 2012, VAC entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note is convertible into one-third of the beneficial common stock ownership of VC held by Scott Silverman, or 33,333,333 shares of common stock as of September 30, 2015. The SNC Note was amended in July 2013 to extend the maturity date to June 30, 2015. The SNC Note has not been repaid.

The Company made an irrevocable election at the time of issuance to report the note at fair value, with changes in fair value recorded through the Company’s statement of operations as Other expense/income in each accounting period. At September 30, 2015 and December 31, 2014, the fair value of the SNC Note was $0.5 million and $0.3 million, respectively (see notes 6 and 12 for further information).

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

As of September 30, 2015, the SNC Note (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. The changes in fair value of the SNC Note, the bifurcated embedded option in the convertible notes and the warrant liability during the three and nine months ended September 30, 2015 and 2014 are reflected in Changes in fair value of derivative and other fair valued instruments in the Company’s consolidated statement of operations. As of September 30, 2015, non-financial assets measured at fair value were the intangible asset value of $1.0 million, based on a level 1 input (see note 12).

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

The following table summarizes the Company’s financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
SNC Note	$—	$—	$490	$—	$—	$316
Bifurcated option in convertible notes	$—	$—	$6,246	$—	$—	$930
Warrant liabilities	$—	$—	$2,086	$—	$—	$534

The following is a summary of activity of Level 3 liabilities for the nine months ended September 30, 2015:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities
Balance at December 31, 2014	$316	$930	$534
Issuance of additional debt		386
Conversion of notes and exercise of warrants into shares of common stock		(168)	(11)
Losses (gains) included in net loss	174	5,098	1,563
Balance at September 30, 2015	$490	$6,246	$2,086

7. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2015, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share with 1,841 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) outstanding, of which 1,400 shares are held by Scott Silverman and 441 shares are held by Randolph Geissler. The stated value of the Series D Preferred Stock is reflected as temporary equity in the Company’s consolidated balance sheet, due to the possibility that under certain conditions the Series D Preferred Stock could be required to be settled in cash. On March 13, 2015, the Company’s Board of Directors approved an amendment to the Certificate of Designation for the Series D Preferred Stock to change the price for which the Series D Preferred Stock can be converted into common stock of the Company to the average closing price of the common stock over any 5 consecutive Trading Days occurring between March 12, 2015 and the conversion date, with the five-day period being elected by the holder of the Series D Preferred Stock in the conversion notice.

Common Stock

As previously discussed in note 1, the February 2015 Reverse Stock Split became effective on February 11, 2015, and the July 2015 Reverse Stock Split became effective on July 29, 2015. All share, per share and capital stock amounts have been retroactively restated as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014 to give effect to the reverse stock splits.

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

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

On August 13, 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted 100,000,000 shares of restricted common stock to executive officers of the Company and options to purchase 148,500,000 shares of the Company’s common stock to employees and directors of the Company. These grants were under the Company’s 2014 Stock Incentive Plan and vested on the date of grant. Also on August 13, 2015, the Compensation Committee granted an additional 150,000,000 shares of restricted common stock to certain executive officers and a director. The restricted common stock vests on January 2, 2017 or upon a change of control.

The stock options granted were valued at the date of grant using the Black-Scholes valuation model, with the following assumptions: risk-free interest rate of 2.19%, dividend yield of 0% and volatility of 694.91%. For the three and nine months ended September 30, 2015, the Company recorded compensation expense of $5.3 million with respect to the stock options. The grant date fair value of the restricted common stock is being expensed over the vesting period, and the Company recorded $0.9 million in stock-based compensation in the three and nine months ending September 30, 2015.

As of September 30, 2015, the Company had 100 billion shares of common stock authorized and 250,723,718 shares were issued and outstanding, including the 250 million shares of restricted common stock issued to certain of the Company’s officers and directors.

Warrants Treated as Liabilities

On November 13, 2013 in connection with the issuance of senior convertible notes and an amendment to certain agreements between the Company and PSID, the Company issued warrants to purchase up to 2,944,444 shares of the Company’s common stock on a pre-split basis (the “November 2013 Warrants”). The November 2013 Warrants became exercisable at issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years at an initial exercise price (prior to giving effect to the reverse split) of $2.84 per share, contain a cashless exercise provision and a full ratchet price protection provision on the exercise price. As of September 30, 2015, after consideration of both reverse stock splits and based on the aggregate exercise price of $2,821,580, if all of the remaining November 2013 Warrants had been exercised the number of shares of the Company’s common stock that would have been issued would have been 67,180,477 shares based on an exercise price of $0.042 per share, subject to adjustment for the cashless exercise provisions. During the nine months ended September 30, 2015, the Company issued 223,817 shares of common stock for November 2013 Warrants exercised on a cashless basis and approximately $11,000 of warrant liabilities were reclassified to additional paid in capital.

During the nine months ended September 30, 2015, the Company issued the March 2015 Warrant (see note 4). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the time of issuance and at September 30, 2015.

The terms of the March 2015 Warrant and the November 2013 Warrants are such that they do not qualify for equity treatment under ASC 815 and are classified as liabilities at September 30, 2015 and December 31, 2014. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value (see note 6) and were determined to be $2.1 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively. The Company recognized a loss on the change in fair value of the Company’s warrant liabilities for the three months ended September 30, 2015 of $24,000 and a gain of $1.5 million for the three months ended September 30, 2014. The Company recognized a loss on the change in fair value of the warrant liabilities of $1.6 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

8. INCOME TAXES

The Company did not record an income tax provision or benefit for the three and nine months ended September 30, 2015 and 2014. The Company has incurred losses since its inception and has provided a valuation allowance against its net operating loss carryforwards and other net deferred tax assets.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

9. RELATED PARTY TRANSACTIONS

See notes 3, 4 and 7 for disclosures regarding transactions with related parties.

10. COMMITMENTS AND CONTINGENCIES

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 (approximately $61,000) of the proceeds from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, additional claims submitted to the liquidator could result in the Company being required to pay additional amounts to cover its share of Signature’s outstanding liabilities. The Company has estimated a potential additional liability of approximately $159,000 which is reflected in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014.

On January 30, 2014, the Company and the buyers of DARC entered into a letter agreement under which the Company agreed to accept a payment of £62,000 (USD approximately $0.1 million) in full and final settlement of a deferred purchase price related to VC’s sale of DARC in March 2013. As a result, the Company recorded a loss on the settlement of this receivable of approximately USD $55,000 in the nine months ended September 30, 2014, which is reflected in Other expenses in the Company’s consolidated statement of operations. All of the other provisions (including, without limitation, the indemnities) agreed between VC, and/or the Buyers under the stock purchase agreement and any related documents remain in full force and effect.

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

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Supplemental schedule of non-cash investing and financing activities:
Notes payable and accrued liabilities converted into common stock	690	625
Accrued liabilities satisfied through the issuance of convertible promissory notes to related parties	914	-
Issuance of a warrant in connection with a promissory note	-	66
Cashless exercises of common stock warrants	11	7,048
Reclassification of derivative liability to equity upon conversion of notes payable	168	-
Discounts recorded for embedded conversion option liabilities of convertible notes	386	-

12. SUBSEQUENT EVENTS

Issuance of Convertible Notes

Between October 1, 2015 and March 11, 2016, the Company issued convertible promissory notes in the aggregate principal amount of $358,002, for which the Company received $305,898 in net proceeds. In addition, the Company issued convertible promissory notes in connection with the proposed acquisition and other transactions discussed below in the aggregate principal amount of $341,176. The Company received no cash proceeds with the issuance of these notes. These notes are due one year after the date of issuance, bear interest at rates of 12% per annum, and are convertible into shares of common stock at the lesser of (i) $0.015 per share or (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the 10 days prior to conversion.

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

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

VERITEQ CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

SNC Assets

The SNC Note (see note 5) is secured by all of the assets, consisting primarily of intellectual property and certain tangible property and equipment (the “SNC Collateral”), acquired by the Company under the asset purchase agreement entered into by the Company and SNC Holdings Corp. on November 30, 2012. Under the terms of the SNC Note, as amended, which was due on June 30, 2015 and has not been repaid, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the return of the SNC Collateral to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, the Company agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral.

Proposed Acquisition

On November 25, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with The Brace Shop, LLC, a Florida limited liability company (“The Brace Shop”) and Lynne Shapiro (the “Seller”), whereby the Company agreed to acquire (the “Acquisition”), all of the issued and outstanding membership interests (the “Stock”) of The Brace Shop. The Brace Shop operates as an online retailer of orthopedic braces and related medical devices and, according to The Brace Shop’s management, had annual unaudited revenues of approximately $7 million for the year ended December 31, 2015.

Pursuant to the terms of the Purchase Agreement, the aggregate purchase price for the Stock is (i) $250,000 in cash, $125,000 of which was paid to the Seller upon the execution of the Purchase Agreement, $62,500 of which was paid to the Seller on January 6, 2016 and the remaining $62,500 was paid to the Seller on February 5, 2016, (ii) one unit of the Company’s to be established Series E Preferred Stock which is convertible into 84.9% of the issued and outstanding shares of common stock of the Company, on a fully diluted basis with voting rights, (iii) a goldenshare in the form of a warrant (the “Goldenshare”), exercisable for that number of shares of common stock required to insure that the Series E Preferred Stock issued as part of the purchase price to the Seller is convertible into 84.9% of the issued and outstanding shares of common stock, on a fully diluted basis. At the closing of the Acquisition, the Company’s current Chief Executive Officer will receive a unit of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding common stock of the Company on a fully-diluted basis. The units of Series E Preferred Stock and the Goldenshare will not be convertible until the date six months from the date of the closing of the Acquisition. In addition, upon the closing of the Acquisition, pursuant to the Purchase Agreement, the Company will pay a consultant $50,000 (less $10,000 that was paid upon the execution of the Purchase Agreement), and issue the consultant a 3 year warrant to purchase, at an exercise price of $0.01 per share, 2.99% of the issued and outstanding common stock of the Company, which warrant may be exercisable on a cashless basis.

The aggregate cash payment of $250,000 to the Seller was financed by the sale of senior secured convertible promissory notes in the aggregate principal amount of $294,118 (the “Acquisition Notes”) to an institutional investor who previously purchased convertible debt from the Company (the “Investor”). The Acquisition Notes bear interest at a rate of 12% per annum, with principal and interest due one year from the date of issuance. The Acquisition Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.015 per share or (ii) 60% of the average of the three lowest trading prices during the ten trading days prior to conversion, and contain full-ratchet anti-dilution provisions similar to those of convertible notes previously issued by the Company. The embedded conversion option contained in the Acquisition Notes will be bifurcated and reflected as a derivative liability at fair value. The Company currently anticipates that the $50,000 consulting fee and all other costs and expenses related to the Acquisition and the Company’s ongoing operations will be funded through the sale of additional senior secured convertible promissory notes to the Investor on terms substantially identical to that of the Acquisition Notes.

The Purchase Agreement contemplates that all interest, principal and any other required payments on all debt instruments of the Company that are outstanding as of the date of the Purchase Agreement (but excluding the Acquisition Notes) shall only be paid through the issuance of shares of common stock. All options, warrants, shares of preferred stock and other securities of the Company outstanding as of the date of the Purchase Agreement are to remain in place on the terms set forth in each of such securities, except that all options, warrants and shares of preferred stock are to be converted into common stock within six months of the date of closing of the Acquisition or cancelled.

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

While the Company currently believes that the closing of the Acquisition will take place in March of 2016, there can be no assurances that the Closing will occur during such time or at all, or that the terms of the Acquisition as set forth in the Purchase Agreement will not materially change. Moreover, the Company currently has limited funds and no assurances can be given that it will be able to raise any additional funds on terms acceptable to the Company, or at all, or that the Company will be able to continue as a going concern. The failure to do so could result in the Company not being able to effectuate the Acquisition

VERITEQ CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis set forth in our fiscal 2014 Annual Report on Form 10-K.

OVERVIEW

Our Business

We were previously engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices and, subject to funds becoming available, radiation dose measurement technologies for use in radiation therapy treatment. From inception through September 30, 2015, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay certain indebtedness that became due, constituted events of default on our outstanding convertible promissory notes, including approximately $1.0 million of senior secured promissory notes secured by substantially all of our assets, comprised primarily of intellectual property related to UDI of implantable medical devices, and $1.3 of million convertible promissory of notes that were pari passu in rank and priority to the senior secured promissory notes (collectively, the "Senior Notes”).

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

In October of 2015, we contacted the holder of a subordinated convertible promissory note (the “SNC Note”) regarding the possibility of returning the assets securing the SNC Note, consisting primarily of intellectual property and certain tangible property and equipment related to radiation dose measurement technologies (the “SNC Collateral”), to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, we agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral.

Although we still have a substantial amount of outstanding indebtedness in the form of senior and subordinated convertible notes, we currently intend to attempt to acquire, merge or combine with and/or acquire operating assets of an operating business. On November 24, 2015, as more fully described in note 12 to the accompanying consolidated financial statements, we entered into a Stock Purchase Agreement with The Brace Shop, LLC, a Florida limited liability company (“The Brace Shop”) and Lynne Shapiro (the “Seller”), whereby we agreed to acquire (the “Acquisition”), all of the issued and outstanding membership interests of The Brace Shop. The Brace Shop operates as an online retailer of orthopedic braces and related medical devices and, according to The Brace Shop’s management, had annual unaudited revenues of approximately $7 million for the year ended December 31, 2015.

The closing of the Acquisition is subject to a number of conditions including, but not limited to, our becoming current in our reporting requirements under the Federal Securities Laws, and completion of an audit of The Brace Shop’s financial statements for its two most recent fiscal years. While we currently believe that the closing of the Acquisition will take place in March of 2016, there can be no assurances that the closing will occur during such time or at all. Moreover, we currently have limited funds and no assurances can be given that we will be able to raise any additional funds on terms acceptable to us, or at all, or that we will be able to continue as a going concern.

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

No fractional shares were issued as a result of the 2015 Reverse Stock Splits and stockholders who otherwise would have been entitled to a fractional share received or will receive, in lieu thereof, a cash payment equal to the value of the fractional share to which the stockholder would otherwise be entitled based on the per share closing sales price of the Company’s common stock on the effective date of the 2015 Reverse Stock Splits. All share, per share and capital stock amounts as of September 30, 2015, December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 have been restated to give effect to the 2015 Reverse Stock Splits.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue and Gross Profit

Revenues for the three months ended September 30, 2015, our fiscal third quarter, were $4,000, as compared to $44,000 for the three months ended September 30, 2014. The decrease is due to EL accepting a high volume order at a one-time price discount in the second quarter of 2015 to assist with our liquidity difficulties, resulting in reduced sales in the third quarter of 2015. Gross profit for the three months ended September 30, 2015 was nil, as compared to $33,000 for the same period of a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including development expenses, (“SG&A”) were approximately $7.0 million for the three months ended September 30, 2015, as compared to $1.5 million for the three months ended September 30, 2014. The increase is mainly due to $6.2 million of stock-based compensation expense in 2015, as compared to $0.2 million in 2014. During the three months ended September 30, 2015, we granted 250,000,000 shares of restricted common stock to certain of our officers and directors which vest on January 2, 2017 or upon a change in control, and we granted options to purchase 148,500,000 shares of common stock to employees which vested on the date of grant.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $29,000 and $150,000 for the three months ended September 30, 2015 and 2014, respectively. The decrease is due to lower amortization expense related to intangible assets, as we recognized an impairment and lowered the carrying value of our intangible assets by $5.0 million in the fourth quarter of 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

Operating Loss

Our operating loss was $7.0 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. The increased operating loss was due to the increase in stock-based compensation expense.

Interest Expense

Interest expense was $0.9 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, we recorded a non-cash interest charge of approximately $0.5 million due to increases in the principal amount of our outstanding convertible notes resulting from the events of default that took place during the quarter, in accordance with the terms of the notes. The remainder of our interest expense in both periods is primarily comprised of the amortization of debt discounts. The discounts on our debt are largely the result of the initial fair value recognized for the embedded conversion options contained in the convertible promissory notes we issue to fund our operations and, to a lesser extent, original issue discount on these notes, which result in a reduction of net proceeds to us.

Change in Value of Derivative and other Fair Valued Instruments

During the three months ended September 30, 2015, we recognized a loss on the change in fair value of derivative and other fair valued instruments of $4.2 million, due to increases in the fair value of the SNC Note, conversion options embedded in convertible notes and warrant liabilities in the amounts of $0.2 million, $4.0 million and $24,000, respectively. For the three months ended September 30, 2014, we recorded losses related to changes in the fair value of the SNC Note and conversion options embedded in convertible notes in the amount of $0.1 million and $0.2 million, respectively, and a gain on the change in fair value of warrant liabilities in the amount of $1.5 million.

We believe that the embedded conversion options within outstanding notes payable, the SNC Note and the outstanding warrant liabilities could continue to result in significant fluctuations to our results of operations, as these instruments, or securities with similar terms that we may issue in the future, require a determination of fair value in each reporting period, and changes in these fair values are required to be recognized through our statement of operations.

Net Loss

Our net loss was $12.1 million for the three months ended September 30, 2015, as compared to $0.9 million for the three months ended September 30, 2014. The difference is mainly due to the increase in stock-based compensation in 2015, and the net loss on the change in fair value of derivative and other fair valued instruments of $4.2 million in 2015, as compared to a net gain of $1.3 million in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue and Gross Profit

Revenues for the nine months ended September 30, 2015 were $0.3 million, as compared to $0.1 million for the nine months ended September 30, 2014. The increase is due to an increase in the number of microtransponder units shipped to EL as a result of increased sales by EL of breast implants containing our microtransponders.

Gross profit for the nine months ended September 30, 2015 was $163,000, as compared to $82,000 for the same period of a year ago. Our gross margin for the first nine months of 2015 was 56.8%, as compared with 59.0% for the first nine months of 2014. The decrease was due to the one-time volume discount provided to EL in the second quarter of 2015.

Selling, General and Administrative Expenses

SG&A was approximately $8.9 million for the nine months ended September 30, 2015, as compared to $4.1 million for the nine months ended September 30, 2014. The increase is mainly due to a $5.7 million increase in stock-based compensation in 2015 due to the stock option and restricted common stock grants in August of 2015, partially offset by and a $0.7 million decrease in legal, consulting and professional fees, including investor relations expenses.

VERITEQ CORPORATION AND SUBSIDIARIES

Asset Impairment Charge

At June 30, 2015, we determined that the carrying value of the intangible assets related to our RFID technology exceeded their fair value. As a result, we recorded an impairment charge of $0.4 million in the nine months ended September 30, 2015 to write these assets down to their fair value, with no comparable amount for the nine months ended September 30, 2014.

Depreciation and Amortization Expense

We incurred depreciation and amortization expense of $0.1 million and $0.4 million for the first nine months of 2015 and 2014, respectively. The decrease is due to lower amortization expense related to intangible assets due to the impairment charge and corresponding reduction in carrying value of our intangible assets recognized in the fourth quarter of 2014.

Operating Loss

Our operating loss was $9.3 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increased operating loss was mainly due to the increase in SG&A.

Interest Expense

Interest expense was $1.6 million and $2.1 million for the first nine months of 2015 and 2014, respectively. Most of our interest expense in both periods is due to the amortization of debt discounts.

Change in Value of Derivative and other Fair Valued Instruments

During the nine months ended September 30, 2015, we recognized a loss on the change in fair value of derivative and other fair valued instruments of $6.8 million, mainly due to an increase in the fair values of conversion options embedded in convertible notes and warrant liabilities. For the nine months ended September 30, 2014, we recorded gains related to changes in the fair value of the SNC Note and conversion options embedded in convertible notes in the amount of $2.7 million and $3.4 million, respectively, partially offset by a loss on the change in fair value of warrant liabilities in the amount of $1.3 million.

Other Income/Expense

Other expense was $0.1 million for the nine months ended September 30, 2014, due to a loss recognized on the settlement of the receivable from the sale of a former subsidiary, with no comparable amount during the nine months ended September 30, 2015.

Net Loss

Our net loss was $17.7 million for the nine months ended September 30, 2015, as compared to $1.8 million for the nine months ended September 30, 2014. The difference is mainly due to the net gain on the change in fair value of derivative and other fair valued instruments of $4.8 million in 2014, as compared to a loss of $6.8 million in 2015, and to the increase in stock-based compensation expense in 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have not generated significant revenues since our inception. At September 30, 2015 we had a working capital deficit of $16.0 million and a nominal cash balance. Our cash position is critically deficient, and certain payments essential to our ability to operate are not being made in the ordinary course of business, or at all. Failure to raise capital in the coming days to fund our operations will have a material adverse effect on our financial condition, raising substantial doubt about our ability to continue as a going concern. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations, including approximately $8.3 million of total indebtedness that is or will become due, for the next twelve months. While we anticipate that a substantial portion of this indebtedness will be converted into shares of our common stock or satisfied through the return of certain assets, there can be no assurances that we will not receive demands for cash payments on this indebtedness.

VERITEQ CORPORATION AND SUBSIDIARIES

Since November of 2013, we have financed our operations primarily through the issuance of convertible promissory notes (“Convertible Notes”). The outstanding principal amount of Convertible Notes as of September 30, 2015 was approximately $5.0 million. We issued additional Convertible Notes in the aggregate principal amount of approximately $0.4 million between October 1, 2015 and March 11, 2016, for which we received $0.3 million in net proceeds. The Convertible Notes generally mature within 9 to 12 months from the date of issuance and bear interest at rates ranging from 8% to 12% per annum with all interest payable at maturity. Outstanding principal and accrued interest is convertible into shares of Common Stock at discounts to the market price of the Company’s Common Stock ranging from 39% to 43%, with the market price being based on the low end of the trading range of the Common Stock during the 10 to 30 days prior to conversion, depending on the specific note being converted. In addition, substantially all of the Convertible Notes contain provisions whereby in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

As of September 30, 2015, we were in payment default on existing indebtedness in the approximate amount of $0.5 million. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay some of the convertible notes that became due, constitute events of default on our Convertible Notes, including approximately $2.3 million of Senior Notes. As a result, we entered into discussions with Magna Equities I, LLC, (together with its affiliate, Magna Equities II, “Magna”) the collateral agent for the holders of the Senior Notes, and agreed to the actions taken below.

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

We may continue to receive limited funding in the form of additional Convertible Notes while we attempt to acquire, merge or combine with and/or acquire operating assets of an operating business, however we have no commitments for any additional funding and currently have minimal cash balances. No assurances can be given that we will be able to complete an acquisition or merger transaction, raise any additional funds on terms acceptable to us, or at all, or that we will be able to continue as a going concern.

In December 2012, we entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, we issued the SNC Note in the principal amount of $3.3 million. The SNC Note was amended in July 2013 to extend the maturity date to June 30, 2015. The SNC Note has not been repaid. By letter agreement dated February 18, 2016, we agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral.

VERITEQ CORPORATION AND SUBSIDIARIES

A summary of our cash flows for the periods indicated is as follows:

(in thousands)	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(982)	$(1,938)
Cash used in investing activities	(1)	(20)
Cash provided by financing activities	909	1,969
(Decrease) increase in cash and cash equivalents	(74)	11
Cash and cash equivalents, beginning of period	77	13
Cash and cash equivalents, end of year of period	$3	$24

Cash used in operating activities was $1.0 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. The following table illustrates the primary components of our cash flows from operations:

(in thousands)	Nine Months Ended June 30,
	2015	2014
Net loss	$(17,705)	$(1,826)
Non-cash expenses, (gains) and losses	14,880	(1,426)
Accounts payable and accrued expenses	1,804	1,213
Other, net	39	101
Cash used in operating activities	$(982)	$(1,938)

Cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $0.9 million and $2.0 million, respectively. During the first nine months of 2015, we raised approximately $1.1 million through the issuance of convertible notes and related party advances, and made repayments of $0.2 million. During the first nine months of 2014, we raised approximately $1.6 million from the issuance of convertible notes and related party advances, made repayments of $0.4 million, and received $0.9 million from the release of cash that had been previously restricted in connection with notes issued in 2013.

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

As of September 30, 2015, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

VERITEQ CORPORATION AND SUBSIDIARIES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness at September 30, 2015 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and for their fair values to be adjusted at each accounting period.

To address the material weaknesses described above, the Company continues to seek assistance with various third parties with expertise in such instruments and matters of fair value, in order to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP on a timely basis.

Change in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2015. The Company has not fully remediated its material weakness as of September 30, 2015, and remediation efforts will continue through the remainder of fiscal 2016.

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

ITEM 5. OTHER INFORMATION

On March 7, 2016, Barry Edelstein resigned as a member of the Company’s Board of Directors for personal reasons and not based upon disputes or disagreements with the Company.

As of the filing of this report, Scott R. Silverman will no longer serve as the Company’s Chief Executive Officer. Kenneth Shapiro, a current director of the Company, will assume the role of Interim Chief Executive Officer of the Company effective immediately. Mr. Silverman has agreed to sell all of his rights, title and interest in and to a promissory note issued by the Company, as well as all securities of the Company currently owned by him, to an unrelated third party investor. Mr. Silverman will receive a new preferred stock instrument in the Company upon the closing of the pending transaction with The Brace Shop.

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

VERITEQ CORPORATION
(Registrant)

Date: March 16, 2016	By:	/s/ Marc S. Gelberg
	Name:	Marc S. Gelberg
	Title:	Chief Accounting Officer and Interim Chief Financial Officer
(Duly Authorized Officer)

VERITEQ CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Scott R. Silverman Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by Marc S. Gelberg, Chief Accounting Officer and Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

