Form 10-K
period 2015-12-31
VERITEQ
filed 2017-02-17
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-26020

VERITEQ CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6560 W. Rogers Circle, Suite 19
Boca Raton, Florida 33487
(Address of principal executive offices, including zip code)

(954) 574-9720
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☑   No   ☐

At June 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $0.4 million, computed by reference to the price at which the stock was last sold on that date of $1.00 per share as reported on the OTC Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 6, 2016
Common Stock, $0.00001 par value per share	965,635 shares

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

VERITEQ CORPORATION

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1. BUSINESS

Unless the context otherwise provides, when we refer to the “Company,” “we,” “VeriTeQ,” "VC," or “us,” we are referring to VeriTeQ Corporation and its wholly-owned subsidiaries.

Overview

We were originally incorporated under the laws of the State of Missouri on May 11, 1993 under the name Digital Angel Corporation, and effective April 20, 2007, we reincorporated in the state of Delaware. On October 18, 2013 we changed our name from Digital Angel Corporation to VeriTeQ Corporation.

We were previously engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices and, subject to funds becoming available, radiation dose measurement technologies for use in radiation therapy treatment. From inception through November 3, 2015, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay certain indebtedness that became due, constituted events of default on our outstanding convertible promissory notes, including approximately $1.0 million of senior secured promissory notes secured by substantially all of our assets, and $1.3 million of convertible promissory of notes that were pari passu in rank and priority to the senior secured promissory notes (collectively, the "Senior Notes”).

On October 19, 2015, we received a default notice from the collateral agent under the security agreement pertaining to the Senior Notes. The default notice demanded repayment of the entire amount due under the Senior Notes, and we did not have the financial resources to repay this indebtedness. We also received a Notification of Disposition of Collateral (the “NDC”). The NDC advised the Company that the collateral agent intended to sell, lease or license the assets securing the Senior Notes at a public auction to take place in early November 2015. These assets comprised substantially all of the assets of the Company and its subsidiaries, except for the assets described below. On November 4, 2015, the public auction took place, and the holder of a substantial portion of the Senior Notes purchased the assets, including the capital stock of our VeriTeQ Acquisition Corp. (“VAC”) and PositiveID Animal Health (“PSID”) subsidiaries, for $1 million, which was credited against the Company’s outstanding indebtedness to the holder of the Senior Notes.

In October of 2015, we contacted the holder of a subordinated convertible promissory note (the “SNC Note”) regarding the possibility of returning the assets securing the SNC Note, consisting primarily of intellectual property and certain tangible property and equipment related to radiation dose measurement technologies (the “SNC Collateral”), to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, we agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral. In November 2016 the Company returned the SNC Collateral to the holder of the SNC Note, but the holder has not yet accepted such collateral and the debt remains outstanding.

Between November 4, 2015 and May 5, 2016, we were not engaged in any operations and our business was dormant. As such, we were a “shell” company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As previously reported, on November 25, 2015, we executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) of the same date among us, Mrs. Lynne Shapiro, and Brace Shop, LLC, a Florida limited liability company (“Brace Shop”), pursuant to which Brace Shop became a wholly-owned subsidiary of ours on May 6, 2016 (the “Reverse Merger”). In the Reverse Merger, we purchased all of the outstanding membership interests of Brace Shop from Mrs. Lynne Shapiro, and in exchange, we paid (i) $250,000 in cash to Mrs. Lynne Shapiro, (ii) 849 shares of our newly designated Series E Convertible Preferred Stock (“Series E Preferred Stock”), which is convertible into 84.9% of the issued and outstanding shares of our common stock, par value $0.00001 (the “Common Stock”), on a fully diluted basis, and has voting rights on an as converted basis and (iii) a goldenshare in the form of a 5-year warrant (the “Goldenshare”), exercisable at $0.00001 per share with a cashless exercise provision for that number of shares of Common Stock required to insure that the Series E Preferred Stock issued as part of the purchase price to Mrs. Lynne Shapiro is convertible into 84.9% of the issued and outstanding shares of Common Stock, on a fully diluted basis. At the closing of the Reverse Merger, VeriTeQ Corporation’s former Chief Executive Officer received 39 shares of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding Common Stock on a fully-diluted basis. The shares of Series E Preferred Stock and the Goldenshare shall not be convertible until the six (6) month anniversary of the Closing of the Reverse Merger. Further, once a majority of the outstanding Series E Preferred Stock has been converted into Common Stock, then any other Series E Preferred Stock then outstanding shall automatically be deemed converted into Common Stock on the fifth business day following the date that a majority of the outstanding Series E Preferred Stock is converted into Common Stock.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

Recent Events

On November 25, 2015, our company, Brace Shop and Mrs. Lynne Shapiro entered into a Stock Purchase Agreement dated as of the same date (the “Stock Purchase Agreement”), which closed on May 6, 2016 (the “Closing Date”). Pursuant to the terms of the Stock Purchase Agreement, Brace Shop became a wholly-owned subsidiary of ours on May 6, 2016 (the “Reverse Merger”). In the Reverse Merger, we purchased all of the outstanding membership interests of Brace Shop from Mrs. Lynne Shapiro, and in exchange, we paid (i) $250,000 in cash to Mrs. Lynne Shapiro, (ii) 849 shares of Series E Preferred Stock, which is convertible into 84.9% of the issued and outstanding shares of Common Stock on a fully diluted basis, and has voting rights on an as converted basis and (iii) the Goldenshare, exercisable at $0.00001 per share with a cashless exercise provision for that number of shares of Common Stock required to insure that the Series E Preferred Stock issued as part of the purchase price to Mrs. Lynne Shapiro is convertible into 84.9% of the issued and outstanding shares of Common Stock, on a fully diluted basis. At the closing of the Reverse Merger, VeriTeQ Corporation’s former Chief Executive Officer received 39 shares of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding Common Stock on a fully-diluted basis. The shares of Series E Preferred Stock and the Goldenshare shall not be convertible until the six (6) month anniversary of the Closing of the Reverse Merger. Further, once a majority of the outstanding Series E Preferred Stock has been converted into Common Stock, then any other Series E Preferred Stock then outstanding shall automatically be deemed converted into Common Stock on the fifth business day following the date that a majority of the outstanding Series E Preferred Stock is converted into Common Stock.

Pursuant to the Reverse Merger, we acquired the business of Brace Shop to establish our company as a provider of physical therapy and rehabilitation equipment and products, including orthopedic braces. Brace Shop operates as an expanding online retailer of orthopedic braces and supports for the various extremity categories such as knee, ankle, back, wrist, shoulder, elbow, foot and neck; physical therapy and rehabilitation equipment such as hot and cold therapy, electric simulation, medical tables and ambulatory devices. Operating for over 15 years, Brace Shop distributes their products worldwide to a variety of industries including healthcare professionals, hospitals and clinics, government institutions, school sport teams and to the general public.

The Reverse Merger was treated as a recapitalization of Brace Shop for financial accounting purposes. Brace Shop will be considered the acquirer for accounting purposes, and our historical financial statements before the Reverse Merger will be the consolidated historical financial statements of Brace Shop in all future filings with the SEC. In addition, due to the November 4, 2015 foreclosure on all of our operating assets, the consolidated financial statements included in this Form 10-K have been retrospectively restated to reflect our RFID business as a discontinued operation.

On the Closing Date, Scott Silverman, our former Chairman of the Board, and Shawn Wooden, each resigned their position as a director, and Lynne Shapiro was appointed to our board of directors. Also on the Closing Date, Marc Gelberg, our Interim Chief Financial Officer before the Reverse Merger, resigned from his position with the Company, and Kenneth Shapiro was appointed as our Chief Financial Officer.

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

Change in Shell Company Status

Management has determined that, subsequent to the Reverse Merger in May 2016, our company is no longer a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to our Current Report on Form 8-K filed May 11, 2016 for a detailed description of the Stock Purchase Agreement and the business of our company following the Reverse Merger.

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

Investors may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information that we file or furnish to the SEC at http://www.sec.gov.

Employees

At December 31, 2015 we did not have any employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations and Business

We have a history of losses, working capital deficit and stockholders’ deficit, and we expect to incur additional losses in the future. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

For the years ended December 31, 2015 and 2014, we experienced net losses of $11.1 million and $6.4 million, respectively. Our working capital deficit and accumulated deficit at December 31, 2015 was $14.5 million and $37.3 million, respectively. We reported no revenues from continuing operations for the years ended December 31, 2015 and 2014. As a result, we did not generate positive cash flow from operations for the years ended December 31, 2015 and 2014. We expect to continue to incur operating losses for the near future, and may not be able to support our operations or otherwise establish a return on invested capital. In addition, we may not have sufficient funds to execute our business strategy, requiring us to raise funds from the capital markets or other sources, resulting in dilution of our common stock.

These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. In light of our recurring losses, accumulated deficit and cash flow difficulties, the report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2015 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 (approximately $61,000) of the proceeds from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, additional claims submitted to the liquidator could result in the Company being required to pay additional amounts to cover its share of Signature’s outstanding liabilities. The Company has estimated a potential additional liability of approximately $159,000. The Company has not had the financial resources to retain counsel or other advisors in order to be able to keep abreast of the liquidation process.

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

Risks Related to Our Common Stock

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2015 to November 27, 2016 , the price per share of our common stock has ranged from a high of $20,000 to a low of $0.02. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In addition, we effected to reverse splits of our common stock during 2015, including a 1:10,000 reverse split on July 29, 2015. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us, and negatively impact other aspects of our business, including our ability to raise the funds necessary to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

An active trading market for our common stock or warrants may not develop and the market price for our common stock or warrants may decline below the offering price of our common stock or warrants.

Our common stock is quoted on the OTCQB Marketplace (“OTCQB”), under the symbol “VTEQ”. The OTCQB is an electronic quotation system that displays real-time quotes, last sale prices, and volume information for many over the counter securities that are not listed on a national securities exchange. Trading volume for our common stock has been limited and OTCQB quotations for our common stock price may not represent the true market value of our common stock.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to our debt instruments and outstanding warrants

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,005,000,000 shares of capital stock, consisting of 100,000,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2015, there are 723,718 shares of our common stock outstanding, and there are 123,500,000 stock options outstanding. We also have as of December 31, 2015 outstanding warrants for the issuance of 33,895,130 shares of our common stock, and convertible notes outstanding convertible into an aggregate of 82,388,120 shares of our common stock. Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. In addition, the terms of the convertible promissory notes issued by us since November 2013 provide for reductions in the conversion price per share of the notes and in the exercise price of associated warrants, if applicable, in the event that we issue common stock at an issuance price or issue convertible debt or equity securities with an exercise price that is less than the conversion or exercise price of the outstanding notes or warrants. These provisions have resulted in significant dilution of our common stock and has given rise to the two reverse splits of our common stock that were effected during 2015.

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

A substantial portion of our outstanding convertible promissory notes are currently in default, and we do not have sufficient working capital to make such cash payments.

We currently have $4.4 million of outstanding indebtedness, substantially all of which are in default, and we do not have sufficient working capital to repay these notes. We are subject to default interest and penalties if these note are not repaid.

Anti-dilution and other provisions in outstanding notes and warrants may also adversely affect our stock price or our ability to obtain additional financing.

The notes and warrants that we issued since November 2013 contain anti-dilution provisions that provide for adjustment of the conversion price of the notes and the exercise price of the associated warrants under certain circumstances. If we issue or sell shares of our common stock, or securities convertible into our common stock, at prices below the conversion price or exercise price, as applicable, the conversion price of the notes will be reduced and the exercise price of the warrants will be reduced and the number of shares issuable under the warrants will be increased. The amount of such adjustment if any, will be determined pursuant to a formula specified in the notes and the warrants and will depend on the number of shares issued and the offering price of the subsequent issuance of securities. Adjustments to the notes and warrants pursuant to these anti-dilution provisions have resulted in significant dilution to our existing stockholders and adversely affected the market price of our common stock, and may continue to do so in the future. The anti-dilution provisions may also limit our ability to obtain additional financing on terms acceptable to us.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock. Our amended and restated certificate of incorporation gives our board of directors the authority to issue preferred stock without the approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

ITEM 2. PROPERTIES

At December 31, 2015 we occupied no facilities. As of December 31, 2015, our principle executive offices were located at 333 S. Congress Street, Suite 401, Delray Beach, Florida 33443. Following the Reverse Merger, our current principal executive offices are located in the United States at 6560 West Rogers Circle, Suite 19, Boca Raton, Florida 33487, an approximately 12,000 square foot property. The property is owned by Braceshop Real Estate Holdings, LLC, a Florida limited liability company (“Braceshop Real Estate Holdings”), an affiliate of Brace Shop, subject to two mortgage loans with two different financial institutions.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time involved in claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of any such claims or actions will have a material effect on the Company’s liquidity, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From January 1, 2014 through October 13, 2014, our common stock was traded on the OTCQB Marketplace. Since October 14, 2014, our common stock has been trading on the OTC Pink Marketplace under the symbol “VTEQ.” The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended December 31, 2015	$0.35	$0.10
Quarter ended September 30, 2015	$1.00	$0.02
Quarter ended June 30, 2015	$90	$0.01
Quarter ended March 31, 2015	$20,000	$18.00

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$79,000	$15,000
Quarter ended September 30, 2014	$1,600,000	$45,000
Quarter ended June 30, 2014	$12,100,000	$1,100,000
Quarter ended March 31, 2014	$24,000,000	$6,500,000

The quotations set forth above give effect to the 1:1,000 reverse split of our common stock effective as of February 11, 2015, and a 1:10,000 reverse split effective as of July 29, 2015, and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2015, the closing sale price of our common stock on the OTC Pink Marketplace was $0.13 per share.

Holders

As of June 30, 2016, there were 4 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Delaware law and the terms of our senior debt and other factors that our board of directors considers appropriate. Our senior debt, which matures in May 2018, restricts us from paying dividends while such debt remains outstanding.

Recent Sales of Unregistered Securities/Recent Purchases of Securities

None.

Securities authorized for issuance under equity compensation plans.

A description of our equity compensation plans and shares of our common stock that were authorized for issuance under such is presented in Item 11, “Executive Compensation”, appearing elsewhere in this Annual Report on Form 10-K.

The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2015:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	123,500,000	$.036	376,500,000
Equity compensation plans not approved by security holders	--	--	--
Total	123,500,000	$.036	376,500,000

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.

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

OVERVIEW

Our Business

We were previously engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices and, subject to funds becoming available, radiation dose measurement technologies for use in radiation therapy treatment. From inception through December 31, 2015, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay certain indebtedness that became due, constituted events of default on our outstanding convertible promissory notes, including approximately $1.0 million of senior secured promissory notes secured by substantially all of our assets, comprised primarily of intellectual property related to UDI of implantable medical devices, and $1.3 of million convertible promissory of notes that were pari passu in rank and priority to the senior secured promissory notes (collectively, the "Senior Notes”).

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

In October of 2015, we contacted the holder of a subordinated convertible promissory note (the “SNC Note”) regarding the possibility of returning the assets securing the SNC Note, consisting primarily of intellectual property and certain tangible property and equipment related to radiation dose measurement technologies (the “SNC Collateral”), to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, we agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral. In November 2016 the Company returned the SNC Collateral to the holder of the SNC Note, but the holder has not yet accepted such collateral and the debt remains outstanding.

As a result of the foreclosure of all of our operating assets on November 4, 2015, all of the activity related to the RFID business has been accounted for as a discontinued operation, and our financial statements for the year ended December 31, 2014 and the nine months ended September 30, 2015 have been restated to reflect the RFID business as a discontinued operation.

On November 25, 2015, our company, Brace Shop LLC (“Brace Shop”) and Mrs. Lynne Shapiro entered into a Stock Purchase Agreement dated as of the same date (the “Stock Purchase Agreement”), which closed on May 6, 2016 (the “Closing Date”). Pursuant to the terms of the Stock Purchase Agreement, Brace Shop became a wholly-owned subsidiary of ours on May 6, 2016 (the “Reverse Merger”). In the Reverse Merger, we purchased all of the outstanding membership interests of Brace Shop from Mrs. Lynne Shapiro, and in exchange, we paid (i) $250,000 in cash to Mrs. Lynne Shapiro, (ii) 849 shares of Series E Preferred Stock, which is convertible into 84.9% of the issued and outstanding shares of Common Stock on a fully diluted basis, and has voting rights on an as converted basis and (iii) the Goldenshare, exercisable at $0.00001 per share with a cashless exercise provision for that number of shares of Common Stock required to insure that the Series E Preferred Stock issued as part of the purchase price to Mrs. Lynne Shapiro is convertible into 84.9% of the issued and outstanding shares of Common Stock, on a fully diluted basis. In addition, Scott Silverman, our former Chief Executive Officer, received 39 shares of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding Common Stock on a fully-diluted basis.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

Pursuant to the Reverse Merger, we acquired the business of Brace Shop to establish our company as a provider of physical therapy and rehabilitation equipment and products, including orthopedic braces. Brace Shop operates as an expanding online retailer of orthopedic braces and supports for the various extremity categories such as knee, ankle, back, wrist, shoulder, elbow, foot and neck; physical therapy and rehabilitation equipment such as hot and cold therapy, electric simulation, medical tables and ambulatory devices. Operating for over 15 years, Brace Shop distributes their products worldwide to a variety of industries including healthcare professionals, hospitals and clinics, government institutions, school sport teams and to the general public.

The Reverse Merger was treated as a recapitalization of Brace Shop for financial accounting purposes. Brace Shop will be considered the acquirer for accounting purposes, and our historical financial statements before the Reverse Merger will be the consolidated historical financial statements of Brace Shop in all filings with the SEC for periods subsequent to the Closing Date.

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

Derivative Financial Instruments

The Company accounts for notes payable that are convertible into shares of the Company’s common stock and warrants issued in conjunction with the issuance of such notes in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, the Company classifies such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations. Upon conversion of debt the fair value of the derivative is reclassified into equity and the common stock is recorded at the book value of the debt. The fair values of these derivative instruments have been estimated using a Monte Carlo simulation model.

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2015, we had an aggregate valuation allowance against all of our U. S. net deferred tax assets of approximately $5.3 million and we had U.S. net operating loss carryforwards of $5.2 million.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We generated no revenues from continuing operations for the years ended December 31, 2015 and 2014.

Selling, general and administrative expenses from continuing operations were $6.4 million for the year ended December 31, 2015, as compared to $3.5 million for the year ended December 31, 2014. The increase is largely due to $4.4 million of stock-based compensation recognized in 2015 in connection with stock options issued during the year, with no comparable amount in 2014, partially offset by lower legal, professional and consulting fees.

Interest expense for the years ended December 31, 2015 and 2014 were $2.4 million and $2.5 million, respectively, and consists primarily of amortization of debt discount and, in 2015, additional interest and penalties related to defaults on our outstanding convertible notes.

During the year ended December 31, 2015, we recorded a loss on the change in fair value of derivative and other financial instruments in the amount of $3.3 million, which included a loss on the change in fair value of conversion options embedded in notes payable in the amount of $3.0 million, a $0.3 million loss on the change in fair value of warrants that do not qualify for equity treatment and a loss of $54,000 on the change in fair value of a convertible note that we had elected to record at fair value. The year ended December 31, 2014 includes a gain on the change in fair value of derivative and other fair valued instruments in the amount of $3.8 million, including a gain on the change in fair value of conversion options embedded in notes payable in the amount of $2.0 million, a gain on the change in fair value of convertible debt in the amount of $4.6 million and a loss on the change in the fair value of warrants that do not qualify for equity treatment in the amount of $2.7 million.

We recorded losses from continuing operations in the amount of $12.1 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively.

We recorded income from discontinued operations in the amount of $1.0 million for the year ended December 31, 2015, consisting of a loss from discontinued operations of $1.6 million and a gain on the disposal of the discontinued RFID business of $2.6 million as a result of the foreclosure transaction, which included foreclosure on the capital stock of our operating subsidiaries. Our loss from discontinued operations for the year ended December 31, 2014 was $4.2 million.

The net loss for the year ended December 31, 2015 was $11.1 million, as compared to $6.4 million for the year ended December 31, 2014. The increase in net loss for 2015 was primarily due to the loss on changes in fair value of derivative and other fair valued instruments of $3.3 million, as compared to a net gain of $3.8 million in 2014, and an increase in selling, general and administrative expenses of $2.9 million, partially offset by the gain on disposal of the discontinued operations of $2.6 million and a reduced loss from discontinued operations of $2.5 million.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have not generated significant revenues since our inception. At December 31, 2015 and 2014 we had a working capital deficit of $14.5 million and $9.1 million, respectively and nominal cash balances. Our cash position is critically deficient, and certain payments essential to our ability to operate are not being made in the ordinary course of business, or at all. Failure to raise capital in the near term to fund our operations will have a material adverse effect on our financial condition, raising substantial doubt about our ability to continue as a going concern. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations, including approximately $7.8 million of total indebtedness that is or will become due, for the next twelve months. While we anticipate that a substantial portion of this indebtedness will be converted into shares of our common stock or satisfied through the return of certain assets, there can be no assurances that we will not receive demands for cash payments on this indebtedness.

Since November of 2013, we have financed our operations primarily through the issuance of convertible promissory notes (“Convertible Notes”). The outstanding principal amount of Convertible Notes as of December 31, 2015 was approximately $4.5 million. We issued additional Convertible Notes in the aggregate principal amount of approximately $0.9 million between January 1, 2016 and June 30, 2016. The Convertible Notes generally mature within 9 to 12 months from the date of issuance and bear interest at rates ranging from 8% to 12% per annum with all interest payable at maturity. Outstanding principal and accrued interest is convertible into shares of Common Stock at discounts to the market price of the Company’s Common Stock ranging from 39% to 43%, with the market price being based on the low end of the trading range of the Common Stock during the 10 to 30 days prior to conversion, depending on the specific note being converted. In addition, substantially all of the Convertible Notes contain provisions whereby in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

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

We may continue to receive limited funding in the form of additional Convertible Notes as we look to improve the operating and cash flow performance of Brace Shop, which we acquired on May 6, 2016. Brace Shop currently does not generate positive cash flow from operations. No assurances can be given that we will be able to raise any additional funds on terms acceptable to us, or at all, or that we will be able to continue as a going concern.

In December 2012, we entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, we issued the SNC Note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note was amended in July 2013 to extend the maturity date to June 30, 2015. The SNC Note has not been repaid. By letter agreement dated February 18, 2016, we agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral. In November 2016 the Company returned the SNC Collateral to the holder of the SNC Note, but the holder has not yet accepted such collateral and the debt remains outstanding.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

As of the date of this report, we are in payment default of a substantial portion of our existing indebtedness. Our failure to timely file periodic reports with the SEC, including the Quarterly Reports on Form 10-Q for the periods ending March 31, 2016, June 30, 2016 and September 30, 2016, constitute events of default on all of our Convertible Notes.

A summary of our cash flows for the periods indicated is as follows:

(in thousands)	Year Ended December 31,
	2015	2014
Cash used in operating activities	$(1,211)	$(2,593)
Cash (used) provided by in investing activities	-	(35)
Cash provided by financing activities	1,134	2,692
Increase in cash and cash equivalents	(77)	64
Cash and cash equivalents, beginning of year	77	13
Cash and cash equivalents, end of year of year	$-	$77

Cash used in operating activities was $1.1 million for the year ended December 31, 2015, as compared to $1.2 million for the year ended December 31, 2014. The following table illustrates the primary components of our cash flows from operations:

(in thousands)	Year Ended December 31,
	2015	2014
Net loss	$(11,145)	$(6,376)
Non-cash expenses, gains and losses	7,026	1,855
Accounts payable and accrued expenses	2,865	1,845
Other	43	83
Cash used in operating activities	$(1,211)	$(2,593)

Cash used in investing activities for the year ended December 31, 2014 was $35,000, comprised of purchases of property and equipment, with no comparable amount in 2015.

Cash provided by financing for the year ended December 31, 2015 was $1.1 million, consisting primarily of the issuance of convertible notes. Cash provided by financing activities for the year ended December 31, 2014 was $2.7 million, consisting of proceeds from the sale of notes payable of $2.3 million, the release of restricted cash in 2014 $0.9 million related to our November 2013 financing and the repayment of notes payable of $0.5 million.

Inflation

We did not believe that inflation has had a material effect on our Company's results of operations in 2014 and 2015.

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

As of December 31, 2015, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. The material weaknesses at December 31, 2015 pertains to a lack of in-house expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and lack of an in-house accounting staff due to the discontinuance of operations.

In order to remediate this material weakness, the Company intends to continue to engage additional third party expertise with the appropriate financial background and skill level to perform the proper valuation analysis on the Company’s derivative financial instruments, so that changes in their fair values can be properly recorded on a timely basis, and has engaged an outside consultant to maintain the Company’s books and records.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

Changes in Internal Control over Financial Reporting

Although management has implemented additional procedures related to the review and analysis of its balance sheet accounts, the terms of new issuances of debt and equity securities and the methods used in determining the fair value of its liabilities as presented in its consolidated financial statements during the quarter ended December 31, 2015, the Company has not fully remediated its material weakness as of December 31, 2015, and remediation efforts will continue into fiscal 2016.  There were no other changes to the Company’s procedures related to internal control over financial reporting during the quarter ended December 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers and their ages, as of December 31, 2015, are set forth below:

Name	Age	Position
Scott R. Silverman	53	Chairman and Chief Executive Officer
Marc S. Gelberg	50	Chief Accounting Officer and Interim Chief Financial Officer
Shawn Wooden	42	Director

•	Scott R. Silverman resigned as Chief Executive Officer and Chairman on March 16, 2016 and May 6, 2016, respectively.

•	Marc S. Gelberg resigned as Chief Accounting Officer and Interim Chief Financial Officer on May 6, 2016.

•	Shawn Wooden resigned as Director on May 6, 2016.

Our directors and officers, their ages and business experience, as of June 30, 2016, are set forth below:

Name	Age	Position
Kenneth Shapiro	60	Chief Executive Officer, Chief Financial Officer and Director
Lynne Shapiro	63	Director
Michael James	57	Director

Directors are elected to serve until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

Lynne Shapiro –Director

Lynne Shapiro is Chief Executive Officer of Brace Shop, LLC. Lynne has brought years of professional experience, in and out of the medical equipment field to our on-line business. Following a Bachelor’s degree from Fairleigh Dickinson University Lynne held various positions before coming to Brace Shop, LLC. In the past, Lynne has, worked as a high school history teacher, a Senior Inspector for the NJ Casino Control Commission, a Paralegal Attorney, an Instructor for US Satellite Broadcasting, an Instructor for Computer Literacy and Job Preparedness and a Medical Biller. Immediately before joining Brace Shop, Lynne worked for MEDIQ, PRN. MEDIQ which eventually was acquired by Hill-Rom was a company which was one of the largest DME rental companies in the nation. It was here that Lynne learned the most about medical equipment and understood it to be a thriving industry. At MEDIQ, Lynne worked her way up to Vice President of Human Resources.

Lynne primarily works closely with Brace Shop vendors on pricing and product selection. This has led to a competitive on-line product assortment with an aggressive consumer friendly pricing structure.

Kenneth Shapiro –Chief Executive Officer and Director

Dr. Shapiro, age 60, is Chief Executive Officer and Medical Director of Brace Shop, LLC, which he founded nearly twenty years ago. Prior to founding Brace Shop, Dr. Shapiro was a licensed podiatrist for more than 20 years. He holds a Bachelor of Science Degree from the University of Western Ontario in London Ontario Canada, and a D.P.M. Degree from the Temple School of Podiatric Medicine in Philadelphia. Following a surgical residency at Kensington Hospital in Philadelphia, Dr. Shapiro went into private practice for over 20 years with offices in Philadelphia, Pennsylvania and Marlton New Jersey. During that time, he achieved board certification from the American Board of Podiatric Surgery and became a Fellow of the American College of Foot and Ankle Surgeons. Dr. Shapiro was on staff at numerous hospitals and surgical centers throughout Philadelphia and Southern New Jersey, specializing in Foot and Ankle Surgery.

Dr. Shapiro brings a wealth of medical and orthopedic knowledge to the company in assisting and training Brace Shop staff in ensuring customer satisfaction and medical compliance.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

Michael James –Director

Mr. James, age 57, has been Chief Financial Officer Terra Tech Corp. since April 2011. Previously, Mr. James served as Chief Executive Officer of Nestor, Inc. (“Nestor”) where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver's Estate in Superior Court of the State of Rhode Island. He also served on Nestor's Board of Directors from 2006 to 2009. Mr. James has been the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, for the past ten years where he continues to serve as Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners. Mr. James is also a director of Guided Therapeutics, Inc. where he serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. James holds a Bachelor of Science Degree in Accounting from Fairleigh Dickinson University.

Director Independence

We are not currently subject to the listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our five directors is an independent director under the applicable standards of the SEC and the Nasdaq stock market.

There are no family relationships among our executive officers or directors.

CORPORATE GOVERNANCE

We have a standing Audit and Governance Committee, Compensation Committee and Nominating Committee of our board of directors. Each has a written charter approved by our Board.

Audit Committee

Our Board of Directors established an Audit and Governance Committee (the “Audit Committee”) in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act. Our Audit Committee was previously comprised of two members of the Board of Directors, however one member resigned from the Board of Directors on March 7, 2016 and the other resigned on May 6, 2016. As of the date of this report, these vacancies have not been filled. We do not yet have an audit committee financial expert due to our ability to locate and compensate such a person.

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

The Audit Committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our Audit Committee, other than de minimis non-audit services that may instead be approved in accordance with applicable rules of the SEC. The Audit Committee met three times through unanimous written consent during fiscal 2015.

Compensation Committee

Our Compensation Committee Our Audit Committee was previously comprised of two members of the Board of Directors, however one member resigned from the Board of Directors on March 7, 2016 and the other resigned on May 6, 2016. As of the date of this report, these vacancies have not been filled. The committee administers the Company’s stock incentive plans, including the review and grant of awards to officers and other employees under such plans, and recommends the adoption of new plans. The committee also reviews and approves various other compensation policies and matters and reviews and approves salaries, bonuses and other matters relating to our officers. The committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee’s contributions to our current and future success, as well as their salary level in comparison to the market value of personnel with similar skills and responsibilities. The committee also looks at accomplishments which are above and beyond management’s normal expectations for their positions. The Compensation Committee held one meeting and took one action through unanimous written consent during fiscal 2015.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

Nominating Committee

Our Nominating Committee considers and nominates candidates for election to our Board of Directors. The committee was previously comprised of two members of the Board of Directors, however one member resigned from the Board of Directors on March 7, 2016 and the other resigned on May 6, 2016. As of the date of this report, these vacancies have not been filled.

Code of Conduct and Corporate Ethics General Policy Statement

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer, president, chief legal and financial officer and other officers. As of December 31, 2015 the Code of Conduct and the Code for SFO were available upon written request to VeriTeQ Corporation, Attention: Chief Executive Officer, 333 S. Congress Street, Suite 401, Delray Beach, Florida 33443, but as of the date of this report, they are available upon request to VeriTeQ Corporation, Attention: Chief Executive Officer, 6560 W. Rogers Circle Suite 19, Boca Raton, Florida 33487. The Audit Committee is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own 10% or more of our common stock to file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. Based solely on a review of copies of such forms and written representations from our directors and executive officers, we believe that for the fiscal year 2015, all of our directors and executive officers were in compliance with the disclosure requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2015 and 2014 by:

●	our Principal Executive Officer;
●	our Principal Financial Officer;
●	our two most highly compensated Executive Officers (other than our Principal Executive Officer), who were serving as such on December 31, 2015 and whose compensation exceeded $100,000; and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an Executive Officer on December 31, 2015.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

We refer to these officers collectively as our “Named Executive Officers.”

Name & Principal Position	Fiscal Year ended Dec. 31,	Salary ($)	Bonus ($)		Stock Awards (4) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)
Scott R. Silverman,	2015	3,086	363,825	(3)	0	0	0	0	24,181	391,092	(8)
Chief Executive Officer (2)	2014	346,500	446,500		0	0	0	0	76,057	869,057
Randolph K. Geissler,	2015	6,361	202,125	(5)	0	0	0	0	0	208,486	(9)
President (4)	2014	210,000	285,000		0	0	0	0	31,248	526,248
Marc S. Gelberg, Interim	2015	124,038	30,000	(7)	0	0	0	0	0	154,038	(10)
Chief Financial Officer (6)	2014	0	0		0	0	0	0	0	0

(1)	Amount represents payments made for Mr. Silverman and Mr. Geissler in 2015 and 2014 in connection with their employment agreements, including life and disability insurance and car allowance.
(2)	On March 16, 2016, Mr. Silverman resigned as our Chief Executive Officer and on May 6, 2016, he resigned as a member of the Board of Directors.
(3)	This amount was accrued pursuant to the minimum bonus payment required under Mr. Silverman’s employment agreement with VeriTeQ Corporation, however, no amount has been paid in respect of such bonus and, effective upon the closing of the Reverse Merger, this entire amount has been forgiven.
(4)	Mr. Geissler’s employment contract with VeriTeQ Corporation expired in November of 2015 and was not renewed.
(5)	This amount was accrued pursuant to the minimum bonus requirement under Mr. Geissler’s employment agreement with VeriTeQ Corporation, however, no amount has been paid in respect of such bonus and, effective upon the closing of the Reverse Merger, this entire amount has been forgiven.
(6)	Mr. Gelberg was appointed Interim Chief Financial Officer of VeriTeQ Corporation on May 21, 2015, and resigned his position on May 6, 2016.
(7)	This amount was accrued pursuant to the anticipated bonus payment contemplated under Mr. Gelberg’s employment arrangement with VeriTeQ Corporation, however, no amount has been paid or authorized in respect of such bonus.
(8)	See note 1.
(9)	See note 3.
(10)	See note 7.

We currently have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards as of December 31, 2015

On June 18, 2014, the Company’s stockholders adopted the VeriTeQ Corporation 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan provided for 50,000,000 shares of common stock to be reserved for awards under the 2014 Plan. On December 18, 2014, the Company’s shareholders approved an increase in the number of authorized shares of common stock issuable under the 2014 Plan to 500,000,000 shares. On February 24, 2015, in accordance with the terms of the 2014 Plan, our Board of Directors approved a decrease in the number of shares reserved for issuance under the 2014 Plan from 500,000,000 to 250,000,000.

On August 13, 2015, the Compensation Committee of VeriTeQ Corporation’s then Board of Directors (the “Compensation Committee”) granted 100,000,000 shares of restricted common stock to executive officers of the Company and options to purchase 123,500,000 shares of the Company’s common stock to employees and directors of the Company. These grants were under the 2014 Plan. Also on August 13, 2015, the Compensation Committee granted an additional 150,000,000 shares of restricted common stock to certain executive officers and a director. The restricted common stock vested on the Closing Date and the stock options vested on the date of grant. On April 29, 2016, the Compensation Committee and the Board of Directors, with the consent of the grantees, rescinded the grants of restricted common stock

Brace Shop has never had any equity compensation plans, and we will discontinue the 2014 Plan going forward. However, we may wish to issue stock options pursuant to a Stock Option Plan in the future. Such stock options may be awarded to management, employees, members of the Company’s Board of Directors and consultants of the Company.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2015:

			Equity Incentive Plan Awards:
	Number of Securities	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Underlying Unexercised	Option	Option
Name	Options - exercisable	Options - unexercisable	Unearned Options	Exercise Price ($)	Expiration Date
Marc Gelberg	0	0	0	0
Scott Silverman	0	0	0	0
Randy Geissler	0	0	0	0
Shawn Wooden	15,000,000	0	0	0.036	August 13, 2025
Barry Edelstein	15,000,000	0	0	0.036	August 13, 2025

Under the 2014 Plan 250,000,000 shares are reserved for issuance and as of December 31, 2016 126,500,000 shares are available for future issuances.

2015 Option Exercises and Stock Vested

None of our Named Executive Officers exercised options during the year ended December 31, 2015.

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

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

2015 DIRECTOR COMPENSATION

In 2015 we paid the following to our directors:

Name & Principal Position	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott R. Silverman (3)	0	0	0	0	0	0	0	0
Michael James	0	0	0	0	0	0	0	0
Barry Edelstein	0	0	0	540,000	0	0	0	540,000
Shawn Wooden (4)	0	0	0	540,000	0	0	0	540,000
Daniel E. Penni (5)	0	0	0	540,000	0	0	0	540,000
Kenneth Shapiro	0	0	0	0	0	0	0	0
Lynne Shapiro	0	0	0	0	0	0	0	0

(1)	Reflects grant date fair value of equity awards computed in accordance with FASB ASC Topic 718.
(2)	Reflects grant date fair value of equity awards computed in accordance with FASB ASC Topic 718.
(3)	Mr. Silverman resigned from the Company’s Board of Directors on May 6, 2016.
(4)	Mr. Wooden resigned from the Company’s Board of Directors on May 6, 2016.
(5)	Mr. Penni resigned from the Company’s Board of Directors on August 19, 2015.

None of our directors exercised options during the year ended December 31, 2015.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of June 30, 2016 by:

(i)	each person known to us to beneficially own more than 5% of our common stock,
(ii)	each of our directors, and
(iii)	all of the current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 30, 2016 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The Company has two classes of voting stock that vote together on all matters requiring a shareholder vote: (i) Series D Convertible Preferred Stock, which is voted on an as converted basis, and (ii) Common Stock. At June 30, 2016, the outstanding Series D Preferred Stock was convertible into 35,714,285 shares of common stock, and there were 723,718 shares of our common stock outstanding as of June 30, 2016. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o VeriTeQ Corporation, 6560 W. Rogers Circle, Suite 19, Boca Raton, Florida 33487.

Name and Address of Beneficial Owner	Series D Preferred Stock		Series E Preferred Stock		Common Stock
	Shares Beneficially Owned (1)	% of Class	Shares Beneficially Owned (1)	% of Class	Shares Beneficially Owned (2)	% of Class
Lynne Shapiro	*	*	849	95.61%	*	*
Kenneth Shapiro	*	*	*	*	*	*
Michael James	*	*	*	*	*	*

All directors and executive officers as a group (3 persons)	*	*	849	95.61%	*	*

5% Shareholders
Magna Equities I, LLC	1,400	76.05%	*	*	*	*
Iliad Research & Trading, L.P	*	*	*	*	79,514	9.99%
Ned Siegel	*	*	*	*	61,366	8.48%
Vis Vires Group, Inc.	*	*	*	*	79,514	9.99%
PositiveID Corporation	*	*	*	*	79,514	9.99%
Union Capital, LLC	*	*	*	*	79,514	9.99%
KBM Worldwide, Inc.	*	*	*	*	79,514	9.99%

(1)	Applicable percentage ownership is based on 1,841 shares of Series D Preferred Stock, and 888 shares of Series E Preferred Stock outstanding as of the date of this Current Report.
(2)	The list of 5% beneficial shareholders of Common Stock is derived from filings of Schedule 13G with respect to the Company’s Common Stock since January 1, 2015, which we have assumed represent all current 5% beneficial shareholders. For each 5% beneficial shareholder of Common Stock that has disclosed that its beneficial interest is predicated upon the exercise of such beneficial shareholder’s rights under a convertible promissory note to convert its interest into 9.99% of the Company’s issued and outstanding Common Stock, we have disclosed the number of shares that each such 5% beneficial shareholder would own if it were to convert such interest as of the date of this Current Report. Applicable percentage ownership is based on 723,651 shares of Common Stock issued and outstanding as of the date of this Current Report.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

None of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party. In the event a related party transaction is proposed, such transaction will be presented to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Fees for services provided by our independent registered public accounting firms, EisnerAmper LLP for the fiscal year ended December 31, 2014, and Salberg & Company, P.A. for the fiscal years ended December 31, 2015 and 2014, were as follows:

	2015	2014
Audit Fees	$30,000	$188,209

Audit-Related Fees (review of registration statements and other SEC filings)	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$30,000	$188,409

Audit fees for the year ended December 31, 2014 include $32,000 for Salberg & Company, P.A.’s re-audit of the fiscal 2014 financial statements. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

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

Consistent with these policies and procedures, the audit committee approved all of the services rendered by Salberg & Co. and EisnerAmper LLP during fiscal years 2015 and 2014, as described above.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)(1)	The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(3)	Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERITEQ CORPORATION

	By:	/s/ Kenneth Shapiro
Date: February 17, 2017		Kenneth Shapiro
Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Shapiro	Chief Executive Officer, Chairman of the Board and	February 17, 2017
Scott R. Silverman	Principal Financial Officer

/s/ Lynne Shapiro	Director	February 17, 2017
Lynne Shapiro

/s/ Michael James	Director	February 17, 2017
Michael James

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

2.1	Share Exchange Agreement dated as of June 24, 2013, among the Company, VeriTeQ and the VeriTeQ Shareholders (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 25, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2015)

3.1.1	Amendment to Certificate of Incorporation of the Registrant (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 28, 2015)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2007)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2009)

3.4	Certificate of Designations of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.5	Certificate of Designations of Series C Convertible Preferred Stock (filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.6	Certificate of Elimination of the Series B Convertible Preferred Stock (filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, as amended (filed as Exhibit 3.7 to Registrant’s Form 10-Q filed with the Commission May 20, 2015)

3.8	Certificate of Designation of Series E Convertible Preferred Stock (9)

4.1	Form of Warrant and Schedule of Holders (filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.1	Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 3, 2004)

10.2	Amended and Restated Digital Angel Corporation Transition Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (file No. 333-148958) filed with the Commission on January 31, 2008)

10.3	Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-126229) filed with the Commission on June 29, 2005)

10.4	Digital Angel Corporation 2003 Flexible Stock Plan, as Amended (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement Under The Securities Act of 1933 on Form S-8 filed with the Commission on October 16, 2009)

10.5	Digital Angel Corporation 2013 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.6	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Patricia M. Petersen (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011.)

10.7	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Joseph J. Grillo (“Indemnitee”) dated July 22, 2011 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 19, 2011)

10.8	Letter Agreement between Lorraine M. Breece and Digital Angel Corporation dated July 14, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2011)

10.9	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Daniel Penni (“Indemnitee”) dated February 1, 2012 (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2012)

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.10	Indemnification Agreement between Digital Angel Corporation (“Parent”) and Lorraine Breece (“Indemnitee”) dated March 6, 2012 (incorporated by reference to Exhibit 10.54 to Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2012)

10.11	Employment Agreement effective as of August 23, 2012 between Digital Angel Corporation and L. Michael Haller (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2012)

10.12	Amendment to Employment Agreement between Digital Angel Corporation and L. Michael Haller executed April 10, 2013 and effective on May 3, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.13	Transition Services Agreement between Digital Angel Corporation and MGT Capital Investments, Inc. dated as of May 3, 2013 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2013)

10.14	Asset Purchase Agreement by and between Digital Angel Corporation and MGT Capital Investments, Inc. dated April 10, 2013 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2013)

10.15	Employment Agreement dated as of July 8, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.16	Employment Agreement dated as of July 8, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.17	Employment Agreement, effective as of January 1, 2012, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.18	Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Scott R. Silverman (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.19	Employment Agreement, dated January 2, 2013, but made effective as of September 1, 2012, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.20	Termination of Employment Agreement, effective July 7, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler(filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.21	Restricted Stock Award Agreement, dated January 22, 2013, between VeriTeQ Acquisition Corporation and Randolph K. Geissler (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.22	Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Scott R. Silverman (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.23	Amended and Restated Employment Agreement, dated as of November 14, 2013, between the Company and Randolph K. Geissler (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.24	Stock Purchase Agreement, dated January 11, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.25	Asset Purchase Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.26	Development and Supply Agreement, effective April 2, 2009 by and between Medical Components, Inc. and VeriChip Corporation assumed by the Registrant under the terms of the Stock Purchase Agreement, dated January 11, 2012 by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (1)

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.27	License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.28	Letter Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.29	License Agreement, dated August 28, 2012, by and between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.30	Secured Promissory Note, dated January 11, 2012, between VeriTeQ Acquisition Corporation as Borrower and PositiveID Corporation as Lender (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.31	Letter Agreement, dated April 22, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.32	Letter Agreement dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2013)

10.33	Asset Purchase Agreement, dated December 3, 2012, between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.34	Bill of Sale, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.35	Assignment and Assumption Agreement, dated November 30, 2012 and effective December 3, 2013, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.36	Assignment and Assumption of Patents, dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holding Corporation (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.37	Assignment and Assumption of Trademarks, dated November 28, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VTQ IP Holdings Corporation (filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.38	Royalty Agreement dated November 30, 2012 and effective December 3, 2012, by and between SNC Holdings Corp. and VeriTeQ Acquisition Corporation (filed as Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.39	Sublicense Agreement, effective November 26, 2012 by and between VeriTeQ Acquisition Corporation and SNC Holdings Corp. (1)

10.40	Form of Security Agreement, dated November 28, 2012 and effective December 3, 2012, among SNC Holdings Corp., VeriTeQ Acquisition Corporation and VTQ IP Holdings Corporation (filed as Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.41	Non-Negotiable Secured Convertible Promissory Note dated December 3, 2012, between VeriTeQ Acquisition Corporation as Borrower and SNC Holding Corp. as Lender (filed as Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.42	First Amendment to Promissory Note, dated July 8, 2013, given by VeriTeQ Acquisition Corporation as Borrower in Favor of SNC Holding Corp.as Lender (filed as Exhibit 10.23 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.43	Promissory Note, dated April 10, 2013, among VeriTeQ Acquisition Corporation as Borrower and Randolph Geissler/Donald Brattain as Lenders (filed as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.44	Promissory Note, dated October 11, 2013, between VeriTeQ Acquisition Corporation as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.45	Promissory Note, dated October 29, 2013, between the Registrant as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.46	Letter Agreement dated November 8, 2013, between VeriTeQ Acquisition Corporation and PositiveID Corporation (filed as Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2013)

10.47	Securities Purchase Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.48	Form of Senior Convertible Note, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.49	Form of Warrant, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.50	Form of Registration Rights Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.51	Form of Lock-Up Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.52	Security Agreement, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.53	Guaranty, dated November 13, 2013, by and among the Registrant and Certain Institutional Investors (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2013)

10.54	Stock Purchase Agreement, dated November 21, 2013, by and among the Registrant and Hudson Bay Master Fund Ltd. (1)

10.55	Promissory Note, dated January 8, 2014, between the Registrant as Borrower and Michael E. Krawitz as Lender (filed as Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.56	Promissory Note, dated January 16, 2014, between the Registrant as Borrower and Scott R. Silverman as Lender (filed as Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.57	Promissory Note, dated January 16, 2014, between the Registrant as Borrower and Randolph K. Geissler as Lender (filed as Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1/A filed with the Commission January 17, 2014)

10.58	Promissory Note, dated February 4, 2014, between the Registrant as Borrower and Corbin Properties LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2014)

10.59	Employment Agreement between the Company and Michael E. Krawitz effective January 31, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 5, 2014)

10.60	Development and Supply Agreement, dated September 21, 2012 by and between VeriTeQ Acquisition Corporation and Establishment Labs, S.A. (1)

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.61	Letter Agreement between the Registrant and the Buyers of Digital Angel Radio Communications Limited effective January 30, 2014 (1)

10.62	Promissory Note, dated March 4, 2014, between the Registrant as Borrower and Daniel Penni as Lender (1)

10.63	Springing Promissory Note, dated March 6, 2014, between the Registrant as Borrower and James Rybicki Trust as Lender (1)

10.64	Springing Promissory Note, dated March 5, 2014, between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender (1)

10.65	Springing Promissory Note, dated March 10, 2014 between the Registrant as Borrower and William Caragol as Lender (1)

10.66	Springing Promissory Note, dated March 20, 2014 between the Registrant as Borrower and Deephaven Enterprises, Inc. as Lender (1)

10.67	Promissory Note dated April 16, 2014, between the Registrant as Borrower and William J. Caragol as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.68	Promissory Note dated April 16, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.69	Promissory Note dated May 1, 2014, between the Registrant as Borrower and Ned L. Siegel as Lender (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2014)

10.70	First Amendment Agreement dated May 30, 2014 between the Registrant and Positive ID Animal Health Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.71	Securities Purchase Agreement dated May 30, 2014 between the Registrant, Hudson Bay Master Fund Ltd., Alpha Capital Anstalt and HS Contrarian Investments (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.72	Form of Senior Convertible Note dated May 30, 2014 between the Registrant and Certain Institutional Investors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.73	Form of Restated Senior Secured Convertible Note dated November 13, 2013 between the Registrant and Certain Institutional Investors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.74	Form of Restated Warrant dated November 13, 2013 between the Registrant and Certain Institutional Investors (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

10.75	Right to Shares Agreement dated June 10, 2014 between the Registrant and Alpha Capital Anstalt (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2014)

10.76	Right to Shares Agreement dated June 10, 2014 between the Registrant and Hudson Bay Master Fund Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 25, 2014)

10.77	Securities Purchase Agreement dated July 15, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.78	Convertible Promissory Note dated July 15, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.79	Convertible Note dated July 16, 2014 between the Registrant and JMJ Financial (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 25, 2014)

10.80	Securities Purchase Agreement dated July 31, 2014 between the Registrant and LG Capital Funding, LLC (2)

10.81	Convertible Redeemable Note dated August 6, 2014 between the Registrant and LG Capital Funding, LLC (2)

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.82	Convertible Redeemable Note (Back End Note) dated August 6, 2014 between the Registrant and LG Capital Funding, LLC (2)

10.83	Collateralized Secured Promissory Note (Back End Note) dated July 31, 2014 between LC Capital Funding, LLC and the Registrant (2)

10.84	Securities Purchase Agreement dated August 4, 2014 between the Registrant and Union Capital, LLC (2)

10.85	Convertible Redeemable Note dated August 4, 2014 between the Registrant and Union Capital, LLC (2)

10.86	Convertible Redeemable Note (Back End Note) dated August 4, 2014 between the Registrant and Union Capital, LLC (2)

10.87	Collateralized Secured Promissory Note (Back End Note) dated August 4, 2014 between Union Capital, LLC and the Registrant (2)

10.88	Securities Purchase Agreement dated August 4, 2014 between the Registrant and Magna Equities II, LLC (3)

10.89	Convertible Promissory Note dated August 4, 2014 between the Registrant and Magna Equities II, LLC (3)

10.90	Assignment Agreement dated August 4, 2014 between the Registrant, Corbin Properties LLC and Magna Equities I, LLC (3)

10.91	Convertible Promissory Note dated August 4, 2014 between the Registrant and Magna Equities I, LLC (3)

10.92	Securities Purchase Agreement dated August 13, 2014 between the Registrant and KBM Worldwide, Inc. (3)

10.93	Convertible Promissory Note dated August 13, 2014 between the Registrant and KBM Worldwide, Inc. (3)

10.94	Master Convertible Promissory Note between the Registrant and Iliad Research and Trading, L.P. (3)

10.95	Convertible Promissory Note dated August 26, 2014 between the Registrant and Corbin Properties LLC (3)

10.96	Securities Purchase Agreement dated September 30, 2014 between the Registrant and Magna Equities II, LLC (4)

10.97	Convertible Promissory Note dated September 30, 2014 between the Registrant and Magna Equities II, LLC (4)

10.98	Securities Exchange Agreement dated September 30, 2014 between the Registrant and Magna Equities I, LLC (4)

10.99	Convertible Promissory Note dated September 30, 2014 between the Registrant and Magna Equities I, LLC (4)

10.100	Securities Purchase Agreement dated October 1, 2014 between the Registrant and KBM Worldwide, Inc. (4)

10.101	Convertible Promissory Note dated October 1, 2014 between the Registrant and KBM Worldwide, Inc. (4)

10.102	Securities Purchase Agreement dated October 10th, 2014 between the Registrant and WHC Capital, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2014)

10.103	Convertible Promissory Note dated October 10th, 2014 between the Registrant and WHC Capital, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2014)

10.104	Glucochip and Settlement Agreement dated October 20, 2014 between the Registrant and PositiveID Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.105	Convertible Promissory Note dated October 20, 2014 between the Registrant and PositiveID Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

10.106	Convertible Promissory Note dated October 20, 2014 between the Registrant and PositiveID Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2014)

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.107	Securities Purchase Agreement dated November 3, 2014 between the Registrant and Magna Equities II, LLC (5)

10.108	Convertible Promissory Note dated November 3, 2014 between the Registrant and Magna Equities II, LLC (5)

10.109	Agreement between the Registrant and certain Executives to Convert Director, Officer and Management Liabilities into Equity (5)

10.100	Second Amendment Agreement to the Securities Purchase Agreement between the Registrant, Magna Equities II, LLC, Alpha Capital Anstatlt, Magna Equities I, LLC and HS Contrarian Investments, LLC (5)

10.111	Securities Purchase Agreement effective as of December 26, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2014)

10.112	Convertible Promissory Note dated effective as of December 26, 2014 between the Registrant and KBM Worldwide, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2014)

10.113	Securities Purchase Agreement dated January 27, 2015 between the Registrant and Magna Equities II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.114	Convertible Promissory Note dated January 27, 2015 between the Registrant and Magna Equities II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.115	Promissory Note dated January 23, 2015 between the Registrant and Scott R. Silverman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.116	Convertible Promissory Note dated February 6, 2015 between the Registrant and Alpha Capital Anstalt (6)

10.117	Convertible Promissory Note dated February 6, 2015 between the Registrant and Magna Equities II, LLC (6)

10.118	Form of Agreement Regarding Liabilities to Officers dated March 3, 2015 (6)

10.119	Form of Officer Note dated March 3, 2015 (6)

10.120	Securities Purchase Agreement dated March 19, 2015 between the Registrant and Adar Bays, LLC (7)

10.121	Convertible Redeemable Note dated March 19, 2015 between the Registrant and Adar Bays, LLC (7)

10.122	Convertible Promissory Note dated March 17, 2015 between the Registrant and Magna Equities II, LLC (7)

10.123	Securities Purchase Agreement dated March 10, 2015 between the Registrant and Vis Vires Group, Inc. (7)

10.124	Convertible Promissory Note dated March 10, 2015 between the Registrant and Vis Vires Group, Inc. (7)

10.125	Common Stock Purchase Warrant dated March 10, 2015 issued by the Registrant to Vis Vires Group, Inc. (7)

10.126	Convertible Debenture dated April 10, 2015 issued by the Registrant to RDW Capital, LLC (8)

10.127	Securities Settlement Agreement between the Registrant and RDW Capital, LLC (8)

10.128	Stock Purchase Agreement, dated as of November 25, 2015, by and among the Registrant, Brace Shop and Mrs. Lynne Shapiro (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission December 2, 2015 and incorporated herein by reference)

10.129	Goldenshare Warrant, dated as of May 6, 2016 (9)

10.130	Mutual Release and Agreement dated April 28, 2016 between the Registrant and Barry Edelstein*

VERITEQ CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

10.131	Mutual Release and Agreement dated April 28, 2016 between the Registrant and Scott Silverman*

10.132	Mutual Release and Agreement dated April 28, 2016 between the Registrant and Randolph Geissler*

31.1*	Certification by Kenneth Shapiro, Chief Executive Officer and Principal Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1*	Certification by Kenneth Shapiro Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 5, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2015 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2015 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2016 and incorporated herein by reference.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Veriteq Corporation:

We have audited the accompanying consolidated balance sheets of Veriteq Corporation and Subsidiaries at December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veriteq Corporation and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the 2014 consolidated financial statements, as previously audited by a predecessor auditor, have been restated to correct misstatements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continuing net losses and has negative cash flows from operations through December 31, 2015 and has a working capital deficit and accumulated deficit of approximately $14.5 million and $37.3 million, respectively, at December 31, 2015. In November 2015 a lender of the Company foreclosed on the Company’s assets resulting in the discontinuance of all operations. Furthermore, as of the date of this report, the Company is in default on most of their notes payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

February 16, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS:		Restated (Note 14)
Current assets:
Cash	$-	$1
Restricted cash	-	12
Other current assets	12	81
Total current assets	12	94

Property and equipment, net	-	5
Assets from discontinued operations	-	1,640
Other assets	-	6
Total assets	$12	$1,745

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$713	$583
Accrued expenses (including $864 and $808 to related parties)	2,216	1,458
Notes payable, current portion, net of discounts (including $1,110 and $152 to related parties)	4,478	2,365
Liabilities for conversion options of convertible notes	5,337	2,128
Warrant liabilities at fair value	1,410	1,802
Liabilities of discontinued operations, (includes $369 due to officers)	-	2,166
Subordinated debt with an embedded conversion option, at fair value	370	316
Total current liabilities	14,524	10,818

Notes payable, net of discount	-	286
Total liabilities	14,524	11,104

Commitments and contingencies (note 11)

Series D preferred stock ($0.01 par value; 1,841 shares outstanding)	1,841	1,841

Stockholders' deficit:
Preferred stock ($0.01 par value; 5 million shares authorized; 0 issued and outstanding	-	-
Common stock ($0.00001 par value; 100 million shares authorized; 723,718 and 30 shares issued and outstanding)	-	-
Additional paid-in capital	20,992	15,000
Accumulated deficit	(37,345)	(26,200)
Total stockholders' deficit	(16,353)	(11,200)
Total liabilities and stockholders' deficit	$12	$1,745

*	At December 31, 2014 the Company had 30 shares (unrounded) outstanding after giving retroactive effect to the reverse splits of 1:1,000 on February 11, 2015 and 1:10,000 on July 29, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

	For the Year Ended December 31,
	2015	2014
		Restated (Note 14)
Operating Expenses:
Selling, general and administrative expenses	6,390	3,484
Depreciation and amortization expense	1	1
Total operating expenses	6,391	3,485

Operating loss	(6,391)	(3,485)
Other (income) expenses
Interest expense	2,400	2,466
Change in fair value of derivatives and other fair valued instruments, net	3,321	(3,827)
Loss on disposal of property and equipment	5
Other (income) expense	(9)	61
Total other (income) expenses	5,717	(1,300)

Loss before income taxes	(12,108)	(2,185)
Income tax benefit	-	-
Net loss from continuing operations	(12,108)	(2,185)

Discontinued operations:
Loss from discontinued operations	(1,603)	(4,191)
Gain on disposal from discontinued operations	2,566	-
Income (loss) from discontinued operations	963	(4,191)

Net loss	$(11,145)	$(6,376)

Net loss per common share - basic and diluted
Continuing operations	$(31.00)	$(293,189)
Discontinued operations	$2.46	$(562,359)
Net loss per common share - basic and diluted	$(28.53)	$(855,548)

Weighted average common shares outstanding:
Basic and diluted	390,589	7

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	1	$-	$5,690	$(19,824)	$(14,134)
Net loss	-	-	-	(6,376)	(6,376)
Issuance of common stock on conversions of notes payable	23	-	917	-	917
Issuance of common stock on cashless exercise of warrants	6	-	7,052	-	7,052
Issuance of warrants under terms of promissory notes	-	-	67	-	67
Beneficial conversion feature of convertible notes payable	-	-	114	-	114
Stock-based compensation	-	-	777	-	777
Reclassification of conversion option liabilities of notes payable	-	-	47		47
Issuance of common stock for services	-	-	336	-	336
Issuance of unvested stock to a director	-	-	-	-	-
Balance at December 31, 2014 Restated (Note 14)	30	-	15,000	(26,200)	(11,200)
Issuance of common stock on partial conversions of notes payable and accrued interest	487,978	-	658	-	658
Issuance of common stock on cashless exercise of warrants	223,818	-	11	-	11
Cancellation of warrants accounted for as as liabilities	-	-	657	-	657
Reclassification of conversion option liabilities upon conversion of notes payable	-	-	168	-	168
Sale of common stock to related parties	1,192	-	20	-	20
Settlement of liabilities with related party	10,700	-	32	-	32
Stock options issued to employees	-	-	4,446	-	4,446
Net loss	-	-	-	(11,145)	(11,145)
Balance at December 31, 2015	723,718	$-	$20,992	$(37,345)	$(16,353)

*	At December 31, 2014 and 2013, the Company had 30 shares and 1 share (unrounded), respectively, outstanding after giving retroactive effect to the reverse splits of 1:1,000 on February 11, 2015 and 1:10,000 on July 29, 2015

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014
		Restated (Note 14)
Cash flows from operating activities:
Net loss	$(11,145)	$(6,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,446	777
Deprecation and amortization	1	598
Non-cash interest charges	1,662	2,362
Gain on discontinued operations	(2,565)
Loss on disposal of property and equipment	5
Asset impairment charge	-	4,954
Change in fair value of royalty obligation	-	(3,400)
Issuance of common stock for services	-	336
Change in fair value of subordinated convertible debt	54	(4,609)
Change in fair value of conversion options embedded in convertible notes	2,991	(1,959)
Change in fair value of warrants	276	2,741
Gain on extinguishment of debt	(9)	-
Loss on settlement of other receivable	-	55
Issuance of notes payable for services	165	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,865	1,845
Other receivable	-	116
Other current assets	25	7
Accounts receivable	11	-
Other assets	7	(40)
Net cash used in operating activities	(1,211)	(2,593)

Cash flows from investing activities:
Purchases of property and equipment	-	(35)
Net cash used in investing activities	-	(35)

Cash flows from financing activities:
Proceeds from the issuance of convertible notes payable and warrants	1,209	2,113
Proceeds from the issuance of related party notes and advances	137	235
Repayment of convertible notes	(95)	(400)
Repayment of related party notes and advances	(137)	(126)
Proceeds from the issuance of common stock to related parties	20	-
Decrease in restricted cash	-	870
Net cash provided by financing activities	1,134	2,692

Net (decrease) increase in cash	(77)	64
Cash and cash equivalents - beginning of period	77	13
Cash and cash equivalents - end of period	$-	$77 (1)

(1)	- $76 of cash is included in assets from discontinued operations at December 31, 2014

The accompanying notes are an integral part of these consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

These consolidated financial statements and notes thereto include the financial statements of VeriTeQ Corporation (“VC”), a Delaware corporation, and, through November 4, 2015, its wholly-owned subsidiary, VeriTeQ Acquisition Corporation (“VAC”), a Florida corporation. In January 2012, VAC acquired all of the outstanding stock of PositiveID Animal Health Corporation, a Florida corporation (“PAH”), from PositiveID Corporation (“PSID”), a then-related party. VC, VAC and VAC’s inactive VTQ IP Holding Corporation and PAH subsidiaries are referred to together as, “VeriTeQ,” or “the Company.” The Company’s business had been comprised of efforts to provide implantable medical device identification and radiation dose measurement technologies to the healthcare industry. On November 4, 2015, substantially all of the Company’s assets, including the capital stock of VAC and PAH through which the Company conducted all of its business operations, were sold at auction for the sum of $1 million, which was credited against the Company’s outstanding senior debt (see notes 3 and 5).

As of December 31, 2015, the Company had ceased its business operations. On May 6, 2016, the Company completed its acquisition of Brace Shop, LLC (“Brace Shop”) through a stock purchase agreement and reverse merger and recapitalization transaction (see note 15).

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception on December 14, 2011 and had a working capital deficit and accumulated deficit at December 31, 2015 of $14.5 million and $37.3 million, respectively. A lender foreclosed upon the assets of the Company in November 2015 resulting in the discontinuance of all operations at that date. The Company’s cash position is critically deficient, and payments essential to the Company’s ability to operate are not being made in the ordinary course of business. Failure to raise capital in the near term to fund the Company’s operations and failure to generate positive cash flow to fund such operations in the future will have a material adverse effect on the Company’s financial condition. In addition, as of the date of this report, the Company is in payment default of a substantial portion of its existing indebtedness. The Company’s failure to timely file periodic reports with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q for the periods ending March 31, 2016, June 30, 2016 and September 30, 2016, constitute events of default on all of the Company’s outstanding convertible notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

The Company needs to raise additional funds immediately and continue to raise funds until it begins to generate sufficient cash from operations, and it may not be able to obtain the necessary financing on acceptable terms, or at all. During the year ended December 31, 2015, the Company raised approximately $1.2 million, net of repayments, from the sale of convertible promissory notes (see note 5). In May 2016 the Company acquired an operating company which transaction was accounted for as a reverse recapitalization (see note 15)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries prior to November 4, 2015. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with Regulation S-X of the SEC. During the years ended December 31, 2015 and 2014, comprehensive loss was equal to the net loss amounts presented for the respective periods in the accompanying consolidated statements of operations. All inter-company accounts and transactions have been eliminated in consolidation, and certain prior year balances have been reclassified to conform to the current presentation. Specifically, the amount of repayment of notes payable in the consolidated statement of cash flows for the year ended December 31, 2014 has been segregated between payments on related party notes and payments on unrelated party notes. In addition, the balance sheet and statement of operations for the year ended December 31, 2014 have been retroactively restated to reflect the net assets and operations of VAC and PAH as a discontinued operation (see note 3). Separate disclosure of cash flows pertaining to discontinued operations is not presented in the accompanying consolidated statements of cash flows consistence with the guidance in ASC 230.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

All share, per share and capital stock amounts as of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015 and 2014 have been retroactively restated to give effect to the July 2015 Reverse Stock Split, the February 2015 Reverse Stock Split and the change in the par value of the Company’s common stock.

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

Restricted Cash

Restricted cash is comprised of cash held in bank accounts by parties to the Company’s private placement transaction of senior secured convertible notes on November 13, 2013.

Property and Equipment

Property and equipment consists primarily of computer equipment and is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of the related assets, ranging from 3 to 10 years. Depreciation expense from continuing operations for each of the years ended December 31, 2015 and 2014 was approximately $1,000.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

Derivative Financial Instruments

The Company accounts for notes payable that are convertible into shares of the Company’s common stock and warrants issued in conjunction with the issuance of such notes in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, the Company classifies such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations (see notes 7 and 8). Upon conversion of debt the fair value of the derivative is reclassified into equity, and the common stock is recorded at the book value of the debt. The fair values of these derivative instruments have been estimated using a Monte Carlo simulation model. Unobservable inputs that, if changed, might produce a significantly higher or lower fair value measurement of the Company’s derivative liabilities include the discount rate used to estimate the fair value of the Company’s subordinated debt (see note 6) and the expected volatility used to estimate the fair value of warrants reflected as derivative liabilities. The discount rate used to estimate the fair value of the Company’s subordinated debt is based on rates of return achieved by market participants investing in similar instruments, and reflects the perceived risk of investing of such instruments. Should the credit risk of the Company improve or worsen, a lower or higher, respectively, discount rate may be appropriate, which could result in a significantly higher or lower, respectively, measurement of fair value. The expected volatility used to estimate the fair value of warrants reflected as derivative liabilities is based on the historical volatility of comparable publicly traded common stocks. Should the expected volatility of the Company increase or decrease, there could be a significantly higher or lower, respectively, measurement of fair value.

Stock-Based Compensation

Stock-based compensation awards to employees are measured at fair value and compensation cost is recognized on a straight line basis over the requisite service period of each award. The Company awarded stock options to its directors and employees during the year ended December 31, 2015 (see note 8). No awards were granted during the year ended December 31, 2014.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the temporary differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences and net operating loss carryforwards. A valuation allowance is provided against net deferred tax assets when the Company determines it is more likely than not that it will fail to generate sufficient taxable income to be able to realize the deferred tax assets.

In accordance with U.S. GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015 and 2014.

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

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at December 31, 2015 and 2014 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	December 31, 2015	December 31, 2014

Stock options	123,500,000	-
Warrants	33,895,130	323
Shares issuable upon conversion of preferred stock	46,964,286	93
Shares issuable upon conversion of convertible notes payable	82,388,120	319
	286,747,536	734

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

3. DISCONTINUED OPERATIONS

As more fully described in note 5, on October 19, 2015, the Company received a default notice from the collateral agent under the security agreement pertaining to the Company’s senior secured indebtedness. The default notice demanded repayment of the entire amount of senior debt that was due, and the Company did not have the financial resources to repay this indebtedness. The Company also received a Notification of Disposition of Collateral (the “NDC”). The NDC advised the Company that the collateral agent intended to sell, lease or license the assets securing the Company’s senior secured debt at a public auction to take place in early November of 2015. These assets comprised substantially all of the assets of the Company and its subsidiaries, except for certain intangible assets that the Company had deemed to be fully impaired as of December 31, 2014. On November 4, 2015, the public auction took place, and the holder of a substantial portion of the Company’s senior secured indebtedness purchased the assets, including the capital stock of the Company’s VAC and PositiveID Animal Health subsidiaries, for $1 million, which was credited against the Company’s outstanding indebtedness to the holder of the senior secured indebtedness.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

As a result of the foreclosure and auction transaction, the Company’s RFID business has been accounted for as a discontinued operation. The assets and liabilities of VAC and PAH at the date of the auction transaction were as follows (in thousands):

Restricted cash	$12
Property and equipment	25
Intangible assets, net	973
Other assets	48
Accounts payable and accrued expenses	(1,934)
Notes payable	(115)
Accrued royalty obligations	(575)
Net assets (liabilities) disposed	(1,566)
Consideration received in the form of notes payable reduction	(1,000)
Gain on disposal of RFID business	$(2,566)

Accrued interest allocated to discontinued operations is limited to interest on VAC notes for which the parent is neither a guarantor nor a co-borrower.

4. ACCRUED EXPENSES

The following table summarizes the significant components of accrued expenses:

	December 31, 2015	December 31, 2014
	(in thousands)
Accrued payroll and payroll related (including $729 and $492 to related parties)	$778	$531
Accrued legal	55	55
Accrued interest	842	84
Accrued other expenses (including $135 and $316 to related parties)	541	788
Total accrued expenses	$2,216	$1,458

During the year ended December 31, 2015, the Company entered into separate agreements with Scott Silverman, the Company’s then Chief Executive Officer, Randolph Geissler, the Company’s then President, Michael Krawitz, the Company’s then Chief Legal and Financial Officer and two other employees, (collectively, the “Officers”) whereby each Officer agreed that certain amounts of accrued but unpaid compensation that each individual was entitled to receive (aggregating approximately $1,010,000) would be paid in the form of a convertible promissory note (the “Officer Notes”). In connection with these agreements, the Company issued Officer Notes to Messrs. Silverman, Geissler, Krawitz and the other two employees in the principal amounts of $194,010, $285,000, $384,509 and $146,955, respectively.

5. NOTES PAYABLE

Notes payable at December 31, 2015 and 2014 consist of the following:

	2015	2014
	(in thousands)
Convertible notes payable with a bifurcated conversion option	3,345	2,828
Related party notes payable	1,142	169
Other notes payable	61	185
Discount on notes payable	(70)	(531)
	4,478	2,651
Less current portion	(4,478)	(2,365)
Non-current notes payable	-	286

Convertible Notes with a Bifurcated Conversion Option

On November 13, 2013, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Investors”), whereby the Company issued to the Investors senior secured convertible promissory notes in the principal amount of $1,816,667, including a $150,000 note payable to the placement agent in lieu of a cash fee (the “November 2013 Notes”). The November 2013 Notes were issued with an original issue discount of $166,667. Therefore, the November 2013 Notes were issued for a cash purchase price of $1,500,000, and with warrants to purchase up to 2,644 shares of the Company’s common stock, including 222 warrants granted to the placement agent (the “November 2013 Warrants”) without giving effect to the July 2015 Reverse Split.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

Upon the closing of this transaction, $750,000 of the proceeds were placed in restricted bank accounts in amounts proportionate to each Investor’s note balance, to be applied to pay any redemption or other payment due under the applicable note to the applicable holder from time to time (see note 10 for further information). In addition, $115,000 of the Investors’ expenses was paid by the Company. As a result, the Company received net proceeds in 2013 of $635,000 from this transaction. During the year ended December 31, 2014, $0.4 million of the restricted funds were used to prepay a portion of one of the outstanding November 2013 Notes and all but approximately $12,000 of the remaining funds were released to the Company.

The November 2013 Notes had an original maturity date of November 13, 2014. Interest does not accrue on the November 2013 Notes unless there is an event of default (as defined in the notes), in which case interest on the November 2013 Notes commences accruing daily at a rate of 18% per annum. The November 2013 Notes were originally convertible into shares of the Company’s common stock, at the option of the holder, at any time following issuance at a conversion price of $7,500,000 per share, unless such conversion or share issuance thereunder would cause the holder to beneficially own in excess of 4.99% of the Company’s common stock. The conversion price is subject to adjustment for stock dividends, stock splits or stock combinations, whereby in any such case the conversion price would be multiplied by the following fraction: (i) the number of shares of common stock outstanding immediately before such event and (ii) the number of shares of common stock outstanding immediately after such event. Under the terms of the November 2013 Notes, in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price. As a result of various issuances of convertible promissory notes subsequent to November 13, 2013 and through December 31, 2015, the conversion price as of December 31, 2015 was $0.057 per share.

The November 2013 Warrants became exercisable at issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years at an initial exercise price of $28,400,000 per share, and contain a cashless exercise provision. The exercise price is also subject to adjustment for stock dividends, stock splits and stock combinations. In addition, the exercise price of the warrant is subject to downward adjustment in the event the Company issues common stock or securities convertible into common stock at an issuance price or conversion price that is less than the exercise price of the November 2013 Warrants. Moreover, the November 2013 Warrants provide that the holder of the warrant has the right to invest the same aggregate amount, regardless of changes in the price of the Company’s common stock. Accordingly, decreases in the price of the Company’s common stock result in an increase in the number of shares exercisable under the Warrants (see note 8 for further information).

The November 2013 Notes rank senior to the Company’s other indebtedness and are secured by a perfected first lien security interest in all of the Company’s and its subsidiaries’ assets except certain assets of VTQ IP Holding Corporation (IP related to the Company’s dosimeter technology). The November 2013 Notes contain certain covenants and restrictions, including, among others, that, for so long as the November 2013 Notes are outstanding, the Company will not incur any indebtedness except permitted indebtedness, permit liens on its properties (other than permitted liens under the November 2013 Notes), pay dividends or transfer certain assets.

During the year ended December 31, 2014, $400,000 of the November 2013 Notes was repaid using a portion of the Company’s restricted cash, and $568,990 of the November 2013 Notes was converted into 7 shares of common stock in accordance with the terms of the November 2013 Notes or under Right to Shares Agreements entered into in 2014 with certain of the Investors. The outstanding balance on the November 2013 Notes at December 31, 2014 was $718,010. On October 31, 2014, the Company entered into an amendment to the Purchase Agreement with some of the original parties to the Purchase Agreement. As a result of this amendment, as well as a sale of one of the November 2013 Notes to another accredited investor, the maturity date on $642,121 of the outstanding November 2013 Notes was extended to July 13, 2015. The remaining $205,556 of notes that was due on November 14, 2014 has not been repaid, and default interest on these notes has been recognized from the maturity date.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

During the year ended December 31, 2014, the Company issued additional convertible promissory notes with an aggregate principal amount of $2,107,350, and satisfied the obligation to PSID under a shared services agreement through the issuance to PSID of a convertible promissory note (see note 10) in the amount of $222,115 (collectively, the “2014 Convertible Notes”). The 2014 Convertible Notes contain terms that are substantially similar to those of the November 2013 Notes, including variable conversion price formulas with downward adjustment features. No warrants were issued in conjunction with the 2014 Convertible Notes, and except for $322,222 of notes issued to the Investors (the “May 2014 Notes”), they do not contain priority liens on the Company’s assets. The 2014 Convertible Notes generally mature within 9 to 12 months from the date of issuance, bear interest at rates ranging from 8% to 12% per annum with all interest payable at maturity, and are convertible into shares of common stock at 60% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 25 days prior to conversion, depending on the specific note being converted.

During the year ended December 31, 2014, $233,750 of the 2014 Convertible Notes, along with $375 of accrued interest were converted into 12 shares of the Company’s common stock in accordance with their terms, and the outstanding balance on the 2014 Convertible Notes was $2,095,715 at December 31, 2014.

During the year ended December 31, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $1,349,471, and received net proceeds of $1,208,835. These notes are generally due one year after the date of issuance, bear interest at rates of 1% to 12% per annum, and are convertible into shares of common stock at 57% to 61% of the market price of the Company’s common stock based on the low end of the trading range of the common stock during the 10 to 30 days prior to conversion, depending on the specific note being converted.

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

In connection with the issuance of one of the foregoing notes, the Company issued a warrant to purchase 50 shares of the Company’s common stock at an exercise price of $210 per share, subject to adjustment for stock splits, stock dividends and stock combinations (the “March 2015 Warrant”). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the date of issuance and at December 31, 2015.

During the year ended December 31, 2015, $597,474 of previously issued convertible notes, along with $10,375 of accrued interest, were converted into 461,211 shares of the Company’s common stock, and $94,675 of convertible notes were repaid in accordance with their terms. In connection with the notes converted, approximately $168,000 of the bifurcated option liability was reclassified into additional paid-in capital. Also during the year ended December 31, 2015, the Company entered into a settlement agreement with one of its convertible noteholders which reduced the outstanding principal balance on their notes by $9,375, which was recorded as a gain on the settlement of debt and is reflected in other income in the accompanying consolidated statements of operations for the year ended December 31, 2015. In addition, the Company received additional notices for the conversion of $3,860 convertible notes that the Company was unable to honor.

In November and December of 2015, the Company issued convertible notes in the aggregate principal amount of $194,118 in connection with the acquisition transaction discussed in note 15. The Company received no cash proceeds with the issuance of these notes. These notes are due one year after the date of issuance, bear interest at rates of 10% to 12% per annum, and are convertible into shares of common stock at 60% of the average of the three lowest trading prices of the Company’s common stock during the 10 days prior to conversion. These notes also contain terms similar to the Company’s previously issued convertible notes, whereby in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The Company’s failure to (i) timely file its Quarterly Report on Form 10-Q for the period ending June 30, 2015 with SEC, (ii) repay certain convertible notes that had reached their maturity date and (iii) honor the foregoing conversion notices, constitute events of default under the terms of the convertible notes, including the November 2013 Notes and the May 2014 Notes (collectively, the “Senior Notes”). The terms of some of the convertible notes require that the outstanding principal amount on the notes increase by as much as 50% in the event of a default. As a result, the Company recorded additional principal on these notes and a corresponding interest charge in the amount of $456,684. The Company also accrued additional interest in connection with these defaults in the amount of $508,659. In addition, the Company entered into discussions with Magna Equities I, LLC, (together with its affiliate, Magna Equities II, “Magna”) the collateral agent for the holders of the Senior Notes, and agreed to the actions taken below.

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

On October 19, 2015, the Company received a default notice from Magna, acting in its capacity as collateral agent under the security agreement pertaining to the Senior Notes. At the time of the notice, Magna was the holder of outstanding convertible promissory notes of the Company in the aggregate principal amount of approximately $1.6 million (excluding all accrued but unpaid interest), consisting of approximately $0.3 million of Senior Notes and $1.3 million of New Magna Notes, and had entered into agreements with holders of an additional $500,000 aggregate principal of Senior Notes to acquire such Senior Notes. The default notice demanded repayment of the entire amount due under the Senior Notes (including the $500,000 of Senior Notes Magna had the right to acquire) and the New Magna Notes (collectively, the "Magna Notes"). The Company did not have the financial resources to repay this indebtedness. The default notice also advised the Company and its subsidiaries that Magna was exercising all of its rights and remedies under the Magna Notes and the related debt documents. In conjunction with this default notice, the Company received from Magna a Notification of Disposition of Collateral (the “NDC”). The NDC advised the Company that Magna intended to sell, lease or license the assets securing the Magna Notes at a public auction to take place in early November of 2015. These assets constitute substantially all of the assets of the Company and its subsidiaries, except for those assets securing the SNC Note, as defined in note 6. On November 4, 2015, the public auction took place, and Magna purchased the assets, including the capital stock of the Company’s VAC and PositiveID Animal Health subsidiaries, for $1 million, which was credited against the Company’s outstanding Magna Notes.

Magna’s purchase of the $500,000 of Senior Notes from the previous holders was completed on November 10, 2015. In connection with this transaction, the Company amended a previously issued unsecured convertible promissory note with one of the holders by increasing the principal amount of the note by $102,500, which was charged to interest expense in the accompanying consolidated statement of operations. The Company did not receive any cash proceeds from this transaction.

The remaining outstanding unsecured convertible notes currently accrue default interest at rates ranging from of 18% to 22% per annum, and the holders of the notes retain their right to convert the outstanding principal plus accrued and unpaid interest into shares of the Company’s common stock in accordance with the terms of the notes.

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

On April 16, 2014 and May 1, 2014, the Company issued promissory notes to Ned L. Siegel in the principal amount of $30,000 and $20,000, respectively (collectively, the “Siegel Notes”). The Siegel Notes bear interest at a rate of 9% per annum, with principal and interest due on these notes one year after their date of issuance. The Siegel Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3,500,000 per share. Based on the value of a warrant issued in conjunction with these notes, as well as the price of the Company’s common stock at the time the Siegel Notes became convertible, the Company recognized a discount on the Siegel Notes in the amount of $50,000, which was amortized over a period of one year. Mr. Siegel was appointed a director of the Company on June 17, 2014, and resigned from the Company’s board of directors on January 28, 2015. On February 27, 2015, the Siegel Notes were amended to (i) extend the maturity date to March 1, 2016, and (ii) reduce the per share conversion price to 60% of the average of the three lowest closing prices of the Company’s common stock for the 10 trading days prior to conversion.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

As discussed in note 4, during the year ended December 31, 2015, three of the Company’s executive officers and two other senior level employees entered into agreements with the Company whereby certain amounts of accrued but unpaid compensation that each individual was entitled to receive would be paid in the form of Officer Notes, and the Company issued an aggregate of $1,010,474 of Officer Notes in satisfaction of the accrued liabilities. In addition, Mr. Geissler and Mr. Krawitz agreed to have their previously issued and outstanding demand notes due from the Company, in the principal amounts of $34,000 and $60,000, respectively, converted into separate Officer Notes. The Officer Notes bear interest at a rate of 5% per annum, with principal and interest due on March 1, 2016. As of the date of this report these notes are in default.

During the year ended December 31, 2015, $37,924 of related party notes, along with $1,483 of accrued interest, were converted into 26,718 shares of common stock.

Other Notes Payable

Other notes payable as of December 31, 2013 consists of a note originally payable to PSID in the amount of $200,000 issued in connection with the acquisition of a PSID subsidiary in January of 2012 (the “PSID Note”). Pursuant to the terms of a July 8, 2013 letter agreement between PSID and the Company, the Company and PSID agreed that the note would be paid in shares of the Company’s common stock. Accordingly, in October 2013, the Company issued 16 shares of common stock to PSID and the principal balance on PSID Note was reduced to $175,000, and that the balance of the note is to be repaid through the issuance of an additional 135 shares of common stock, prior to giving effect to the July 2015 Reverse Split. In connection with the issuance of the November 2013 Notes, PSID assigned the PSID Note to the Investors. In February of 2014, one of the Investors converted approximately $60,000 of this note, along with approximately $10,000 of accrued interest, into 46 shares of the Company’s common stock. The remaining balance on the PSID Note at December 31, 2015 and 2014 is $0 and $114,000, respectively.

During the year ended December 31, 2014, the Company issued several promissory notes to accredited investors with an aggregate principal amount of $111,225. Each note had a maturity date one year after the date of issuance, bears interest at a rate of 9% per annum, and is generally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3,500,000 per share. For some of these notes, the Company may, at its sole option, elect to convert the note into common stock at a conversion price that is equal to 60% of the market price of the Company’s common stock, as defined in the notes. During the year ended December 31, 2014, $40,600 of these notes, plus $1,330 of accrued interest, was converted into 2 shares of the Company’s common stock. During the year ended December 31, 2015, $9,400 of these notes, plus $1,537 of accrued interest, was converted into 10 shares of the Company’s common stock.

At December 31, 2015, the total of all of the Company’s outstanding promissory notes was convertible into an aggregate of 82,388,120 shares of the Company’s common stock.

Interest expense was approximately $2.4 million for the year ended December 31, 2015, including non-cash interest expense of $1.7 million. Non-cash interest expense includes additional debt principal of $0.5 million recognized upon the default of the Company’s convertible notes and the amortization of debt discounts. Interest expense was approximately $2.5 million for the year ended December 31, 2014, including $2.4 million of non-cash interest expense, which is primarily related to the amortization of debt discount.

6. SUBORDINATED DEBT REPORTED AT FAIR VALUE

In December 2012, VAC entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note is convertible into one-third of the beneficial common stock ownership of VC held by Scott Silverman. Mr. Silverman did not own any shares of common stock as of December 31, 2015. The note was amended in July 2013 to extend the maturity date to June 2015 and has not been repaid.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The SNC Note is secured by all of the assets acquired by the Company under the 2012 asset purchase agreement, consisting primarily of intellectual property and certain property and equipment (the “SNC Collateral”) carried at zero cost basis as of December 31, 2015. The SNC Collateral was not included in the foreclosure transaction discussed in note 5. Under the terms of the SNC Note, as amended, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the return of the SNC Collateral to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, the Company agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the assets. As of the date of this report, the collateral has not been accepted by the holder of the SNC Note and the SNC Note remains outstanding (see note 15).

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the note at fair value, with changes in fair value recorded through the Company’s statement of operations as Other expense/income in each accounting period. The fair value recorded as of December 31, 2015 was $2.9 million less than the actual principal due of $3.3 million. At December 31, 2015 and 2014, the fair value of the SNC Note was $0.4 million and $0.3 million, respectively (see note 7 for further information) and the principal amount due was $3.3 million.

7. FINANCIAL INSTRUMENTS

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

During the years ended December 31, 2015 and 2014, the SNC Note (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. During the year ended December 31, 2014, the Company’s royalty obligations were also valued using Level 3 inputs. The estimated values at December 31, 2014 also considered the value of the Company’s stock price of $0.11 per share following the February 2015 Reverse Stock Split. The closing price on December 31, 2014 was $0.002 per share (without giving effect to the reverse split). The changes in fair value of the SNC Note, the bifurcated embedded option in the convertible notes and the warrant liability during 2015 and 2014 are reflected in the changes in fair value of derivative and other fair valued instruments in the Company’s consolidated statement of operations.

As of December 31, 2015 and 2014 the fair value of the convertible subordinated debt was determined using a discounted cash flow model. The fair value of the November 2013 Warrants and the bifurcated embedded option in the convertible notes were determined using various Monte Carlo simulations.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The following table summarizes our financial assets and liabilities measured at fair value as presented in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
SNC Note	$—	$—	$370	$—	$—	$316
Bifurcated option in convertible notes			5,337			$2,128
Warrant liabilities	$—	$—	$1,410	$—	$—	$1,802

The following is a summary of activity of Level 3 liabilities for the years ended December 31, 2015 and 2014:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities
Balance at December 31, 2013	$4,925	$3,124	$6,114
Issuance of additional debt		1,009
Gains (losses) included in net loss	(4,609)	(1,959)	2,741
Conversion of notes and exercise of warrants into shares of common stock		(46)	(7,053)
Balance at December 31, 2014	316	2,128	1,802
Issuance of additional debt		386
Cancellation of warrants			(657)
Conversion of notes and exercise of warrants into shares of common stock		(168)	(11)
Losses (gains) included in net loss	54	2,991	276
Balance at December 31, 2015	$370	$5,337	$1,410

8. STOCKHOLDERS’ DEFICIT

Preferred Stock

On October 31, 2014, the Company entered into agreements with Mr. Silverman and Mr. Geissler, officers of the Company, whereby Messrs. Silverman and Geissler agreed to convert amounts owed to them by the Company of $1.4 million and $441,000, respectively, into a total of 1,841 shares of the Company’s newly designated Series D Convertible Preferred Stock, 2,000 shares designated, par value $0.01 per share (the “Series D Preferred Stock”) with a stated value of $1,000 per share. Since the shares were issued to related party officers any gain was recorded as temporary equity resulting in a total credit to temporary equity equal to the settled debt amount of $1.841 million. The Series D Preferred Stock issued under this agreement will vest on January 1, 2017 and will automatically vest upon a change of control event.

Absent a change of control or certain other transformational events, the Series D Preferred Stock, the terms of which were amended on May 13, 2015, will convert on January 2, 2017 (immediately after it vests) into shares of the Company’s common stock at a conversion price per share equal to the lesser of $31,000 per share or the average closing price of the common stock for any 5 consecutive trading days occurring between March 12, 2015 and the conversion date, which 5-day period is elected by the holder in their conversion notice. The Series D Preferred Stock is entitled to vote along with shares of common stock. The number of votes that a holder of the Series D Preferred Stock is able to cast is equal to the number of common shares that the Series D Preferred Stock would convert into on any record date for any shareholder vote. At December 31, 2015, the Series D Preferred Stock is convertible into an aggregate of 46,964,286 shares of common stock, subject to adjustment for stock splits or stock combinations.

In the event that the Company did not have a sufficient number of authorized shares to effect the conversion of all of the outstanding Series D Preferred Stock into common stock prior to April 2, 2017, then the Company is required to redeem all of the outstanding shares of Series D Preferred Stock for cash, based on the value of the shares of common stock that would otherwise have been issued. This amount may exceed stated value but is unknown until this date occurs. Because the circumstances under which the Company may be required to redeem the Series D Preferred Stock for cash remains contingent but is potentially within the Company’s control, the stated value of the Series D Preferred Stock is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2015 and 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

As of December 31, 2015, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share, with 1,841 shares of Series D Preferred Stock issued and outstanding. On April 29, 2016, Mr. Silverman transferred his Series D shares to a third party lender of the Company and Mr. Geissler relinquished his shares of Series D Preferred Stock and there remained 1,400 outstanding shares of Series D Preferred Stock as of that date.

Common Stock

As previously discussed in note 1, the February 2015 Reverse Stock Split became effective on February 11, 2015, and the July 2015 Reverse Stock Split became effective on July 29, 2015. All share, per share and capital stock amounts have been retroactively restated as of December 31, 2015 and 2014 to give effect to the reverse stock splits. In conjunction with the effectiveness of the July 2015 Reverse Stock Split, the number of common shares that the Company is authorized to issue increased to 100 billion.

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

During the year ended December 31, 2015, 487,978 shares of common stock were issued upon the conversion of $658,193 of notes payable and accrued interest, 223,818 shares of common stock were issued upon the cashless exercise of warrants with $11,135 of warrant liabilities reclassified into equity and $167,600 of derivative liabilities related to the embedded conversion option in convertible notes payable were reclassified into equity.

As of December 31, 2015, the Company had 100 billion shares of common stock authorized and 723,718 shares were issued and outstanding.

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

In July of 2014, the Company entered into consulting and advisory agreements with three separate entities providing investment and advisory and investor relations services. In connection with these agreements, the Company issued an aggregate of 1,550 shares (prior to adjustment for the July 2015 Reverse Stock Split) to these service providers valued at approximately $336,000 which was expensed over the same periods in 2014.

During the year ended December 31, 2014, the Company issued 6 shares of common stock to warrant holders upon the cashless exercise of outstanding warrants or under Right to Shares agreements entered into with certain holders of the November 2013 Warrants, and 363 shares (prior to adjustment for the July 2015 Reverse Stock Split) of common stock upon the cashless exercise of outstanding stock options. As a result, $7,052,249 of warrant liabilities were reclassified into equity.

During 2014 the Company issued 23 shares of common stock upon conversion of $916,589 of convertible promissory notes and accrued interest.

On December 18, 2014, the Company filed an amendment to its Amended and Restated Certificate of Incorporation increasing the number of shares of common stock which it is authorized to issue from 500 million to 10 billion, to decrease the par value of the Company’s common stock from $0.01 per share to $0.00001 per share and to increase the number of shares issuable under the Company’s 2014 Stock Incentive Plan from 50 million to 500 million. The amendment was approved by the Company’s stockholders on December 18, 2014.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

On February 24, 2015, in accordance with the terms of the 2014 Plan, the Company’s board of directors approved a decrease in the number of shares reserved for issuance under the 2014 Plan from 500,000,000 to 250,000,000.

Warrants Deemed as Equity

As a result of the July 2015 Reverse Stock Split, the Company no longer has any warrants exercisable for shares of common stock and which qualify for equity treatment as of December 31, 2015.

Warrants Deemed as Liabilities

On November 13, 2013, in connection with the issuance of the November 2013 Notes, the Company issued the November 2013 Warrants, which are more fully described in Note 5. The November 2013 Warrant agreements provide that if the Company were to issue or sell any shares of its common stock, except certain specified issuances pursuant to the Company’s stock plans or the issuance of common stock pursuant to agreements existing on November 13, 2013, at a price per share less than the exercise price in effect immediately before the issuance or sale, then immediately after such dilutive issuance, the exercise price will be reduced. If there is an adjustment to the exercise price as a result of any of the dilution events specified in the Warrant agreements, the number of shares of common stock that may be purchased upon exercise of the warrant will be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise).

In conjunction with Magna’s purchase of the $500,000 of Senior Notes from the previous holders on November 10, 2015, a portion of the November 2013 Warrants were cancelled. As a result of the issuances of promissory notes with variable conversion price formulas over the course of fiscal 2014 and 2015, the reset provisions under the terms of warrants were triggered. Because the variable price formula changes with the value of the Company’s common stock, the number of shares subject to warrant varies.  As of December 31, 2015, if all of the remaining November 2013 Warrants had been exercised under the alternative price formulation the number of shares of the Company’s common stock that would have been issued would have been 33,895,080 shares based on an exercise price of $0.057 per share, subject to adjustment for the cashless exercise provisions.

During the year ended December 31, 2015, the Company issued the March 2015 Warrant (see note 5). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the time of issuance and at December 31, 2015.

The terms of the March 2015 Warrant and the November 2013 Warrants are such that they do not qualify for equity treatment under ASC 815 and are classified as liabilities at December 31, 2015 and 2014. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value (see note 7) and were determined to be $1.4 million and $1.8 million at December 31 2015 and 2014, respectively. The Company recognized expense of approximately $0.3 million and $2.7 million in the years ended December 31, 2015 and 2014, respectively as a result of the change in fair value of the November 2013 Warrants.

Stock Options and Restricted Stock

In accordance with the Compensation – Stock Compensation Topic of the FASB Codification, awards of stock options are measured at fair value on the date of grant and compensation cost is recognized on a straight line basis over the service period of each award. Upon exercise of stock options, the Company’s policy is to issue new shares from its authorized but unissued balance of common stock outstanding that have been reserved for issuance under the Company’s stock option plans.

On August 13, 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted 100,000,000 shares of restricted common stock to executive officers of the Company and options to purchase 123,500,000 shares of the Company’s common stock to employees and directors of the Company. These grants were under the Company’s 2014 Stock Incentive Plan. Also on August 13, 2015, the Compensation Committee granted an additional 150,000,000 shares of restricted common stock to certain executive officers and a director. The restricted common stock were to have vested on January 2, 2017 or upon a change of control. On April 28, 2016, all of the recipients of the restricted stock grants agreed to relinquish their shares and rescind their grants in their entirety. As a result, in accordance with ASC 718, no compensation expense was recorded for the restricted stock grants and the shares were not reflected as outstanding as of December 31, 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The stock options vested on the date of grant and expire ten years from the date of grant. The stock options were valued at the date of grant using the Black-Scholes valuation model, with the following assumptions: risk-free interest rate of 2.19%, dividend yield of 0% and volatility of 694.91%. For the year ended December 31, 2015, the Company recorded compensation expense of $4.4 million with respect to the stock options. There were no exercises, forfeitures, cancellations or additional grants of stock options during the year ended December 31, 2015. Stock-based compensation expense is reflected within Selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2015, the intrinsic value of the outstanding stock options was approximately $11.1 million.

At December 31, 2014, options to purchase 2,203 shares of common stock (prior to adjustment for the July 2015 Reverse Stock Split) were outstanding. These options were no longer outstanding upon the effectiveness of the July 2015 Reverse Stock Split.

On June 17, 2014, the Company issued 650 shares of restricted stock (prior to adjustment for the July 2015 Reverse Stock Split) to a director in connection with his appointment to the Company’s board of directors, of which 150 shares vested on January 2, 2015. The remaining shares were forfeit in 2015 due to this director’s resignation from the board of directors on January 28, 2015. In January 2013, the Company issued approximately 900 shares of restricted common stock (prior to adjustment for the July 2015 Reverse Stock Split) to a member of its senior management. This restricted stock vested in full on January 1, 2015. The total value of the restricted stock of approximately $1.5 million was expensed over the vesting period. During the year ended December 31, 2014, the Company recorded $0.8 million in compensation expense related to the restricted stock.

During 1999, the Company adopted the 1999 Flexible Stock Plan and the 1999 Employees’ Stock Purchase Plan. During 2002 the Company adopted the Digital Angel Corporation Transition Stock Option Plan. During 2003, the Company adopted the 2003 Flexible Stock Plan. No options remain outstanding under these plans and the plans were terminated in February of 2015. The following table displays the Company’s stock option activity for the years ended December 31, 2015 and 2014:

	Options Quantity	Weighted average exercise price
Options outstanding as of December 31, 2013 (after giving effect ot the July 2015 Reverse Stock Split)	-	$-
Options granted	-	-
Options exercised	-	-
Forfeitures	-	-
Options outstanding as of December 31, 2014	-	-
Options granted	123,500,000	0.036
Options exercised	-
Forfeitures	-
Options outstanding as of December 31, 2015	123,500,000	$0.036

9. INCOME TAXES

The Company did not have an income tax provision or benefit for the years ended December 31, 2015 and 2014. The Company has incurred losses and therefore has provided a valuation allowance of approximately $5.3 million against net deferred tax assets as of December 31, 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2015	2014
Deferred tax assets:
Accrued compensation and stock-based compensation	$2,007	$1,652
Accrued liabilities and other	1,255	671
Net operating loss carryforwards	2,018	4,151
Gross deferred tax assets	5,280	6,474
Valuation allowance	(5,280)	(5,908)
Deferred tax liabilities:
Amortization of intangible assets	—	(566)
Gross deferred tax liabilities	—	(566)
Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets decreased by $0.6 million and increased by $3.0 million in the years ended December 31, 2015 and 2014, respectively, primarily due to the disposal of the Company’s VAC subsidiary and related deferred tax assets that were not realized.

At December 31, 2015, the Company had U.S. net operating loss carryforwards of approximately $5.2 million for income tax purposes, which expire in varying amounts through 2035. The amount of any benefit from the Company’s U.S. tax net operating losses is dependent on: (1) its ability to generate future taxable income, and (2) the unexpired amount of net operating loss carryforwards available to offset amounts payable on such taxable income. Any change in ownership greater than fifty percent under IRC section 382 places significant annual limitations on the use of the Company’s U.S. net operating losses to offset future taxable U.S. income that may be generated. As a result of the VeriTeQ acquisition, which was a tax-free reorganization, the Company exceeded the 50 percent threshold and as a result, effective on the closing date of the VeriTeQ transaction, VC’s U.S. net operating losses became limited to approximately $0.5 million in the aggregate. Accordingly, the Company eliminated all prior loss carryforwards generated by VC in excess of the amount not currently limited. In addition, net operating losses totaling $5 million were removed due to the disposal of VAC in 2015. Certain future transactions could cause a greater than 50% ownership change in the future, including (a) additional issuances of shares of common stock by the Company or (b) acquisitions or sales of shares by certain holders of the Company’s stock, including persons who have held, currently hold, or accumulate in the future five percent or more of the Company’s outstanding stock.

The reconciliation of the effective tax rate with the statutory federal income tax (benefit) rate is as follows:

	2015	2014
	%	%

Statutory tax/(benefit) rate	(35)	(35)
State income taxes, net of federal benefits	(2)	(4)
Non-deductible interest and other permanent items	16	(8)
Other permanent differences	9	—
Change in deferred tax asset valuation allowance	(5)	47
Removal of net operating loss on disposal of VAC subsidiary	17	—
	(—)	(—)

The Company did not have an unrecognized tax benefit at December 31, 2015 and 2014. The Company files income tax returns in the U.S. and in various states in which it operates. Separate federal and state tax returns for VC and VAC for the periods prior to the VAC discontinued operations and consolidated tax returns for subsequent periods will be filed. The Company has not yet filed its U.S. federal and certain state tax returns for VC for 2015 and 2014 and for VAC for 2014 and 2013, and does not currently have any examinations ongoing. Tax returns for the years 2011 onwards are subject to federal, state or local examinations.

10. RELATED PARTY TRANSACTIONS

Included in accrued expenses at December 31, 2015 and 2014 are approximately $0.9 million and $0.8 million, respectively, owed to the Company's officers and directors (see note 4). See note 5 for a discussion of related party notes payable. On April 28, 2016, $0.6 million of the amounts owed to officers as of December 31, 2015 were discharged by written consent and the Company’s no longer has any obligation to pay these amounts as of that date. The written consent also relieved the Company of its obligations under executive employment agreements with Mr. Silverman and Mr. Geissler.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

11. COMMITMENTS AND CONTINGENCIES

As a result of the foreclosure and disposal of the Company’s VAC subsidiary (see note 3), approximately $2.6 million of liabilities were deconsolidated. There is a possibility that creditors could pursue claims against the Company in connection with these liabilities.

In connection with the Stock Purchase Agreement entered into on November 25, 2015 (see note 15), the Company entered into a consulting agreement with a third party under which the Company is required to pay a consulting fee of $50,000 upon the closing of the transaction, and to issue a 3 year warrant to purchase 2.99% of the Company’s common stock at an exercise price of $0.01 per share with a cashless exercise provision to the consultant.

In March 2013, VC appointed a liquidator and initiated the formal liquidation of its U.K. subsidiary, Signature Industries Limited (“Signature”), primarily related to its outstanding liabilities. VC used £40,000 (approximately $61,000) of the proceeds from the sale of Signature’s former division, Digital Angel Radio Communications Limited (“DARC”) to satisfy its estimated portion of Signature’s outstanding liabilities. However, additional claims submitted to the liquidator could result in the Company being required to pay additional amounts to cover its share of Signature’s outstanding liabilities. The Company has estimated and recorded a potential additional liability of approximately $159,000. The Company is not aware of any claims through the date of this report.

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

In October 2015, the Company executed five Consent and Release Agreements with five different noteholders. The related notes totaled $755,620. The Company’s interpretation of the Consent and Release Agreements was that all the associated debt related to these note holders was forgiven. The noteholders allege the debt is still outstanding. As of December 31, 2015 the debt is recorded on the books of the Company until this dispute is resolved. Subsequent to year end, in April 2016, one of the noteholders forgave $319,000 of his notes in connection with a separate release agreement.

12. LEGAL PROCEEDINGS

We have been informed by the New Jersey Department of Environmental Protection that a subsidiary of a predecessor business, sold a building in 2006 for which an environmental action has been claimed. The claim is being reviewed by the Company’s outside legal counsel. We have not yet determined the impact on our financial condition or cash flows, if any.

In February 2017 the Company received notice of a filing of a lawsuit from a party claiming rights as a partial assignee of debt held by a prior lender to the Company. The lawsuit alleges damages consisting of principal, interest and costs totaling $374,742.  The Company has not determined the validity of the claim or potential defenses to the lawsuit.  However, to the extent that the claim is based on notes from a lender of record of the Company, all appropriate amounts for principal and interest are believed to be recorded in the Company’s records as of the balance sheet date.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Supplemental schedule of non-cash investing and financing activities:
Notes payable and accrued liabilities converted into common stock	658	917
Accrued liabilities satisfied through the issuance of convertible promissory notes to related parties	1,010	-
Cashless exercises of common stock warrants	11	7,052
Reclassification of derivative liability to equity upon conversion of notes payable	168	-
Discounts recorded for embedded conversion option liabilities of convertible notes	386	-
Cancellation of warrants treated as liabilities	657	-
Settlement of note through foreclosure	1,000	-
Accrued liabilities converted into preferred stock	-	1,841
Deferred financing fees paid through the issuance of convertible promissory notes	-	240

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

14. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the course of preparing its consolidated financial statements for the year ended December 31, 2015, the Company determined that its derivative liabilities related to (i) the bifurcated option in the Company’s convertible promissory notes and (ii) the November 2013 Warrants (see note 7) for the year ended December 31, 2014 were not properly stated at fair value. This error resulted in an understatement in the derivative liability related to the bifurcated option in convertible notes in the amount of $1.2 million, an understatement in the warrant liabilities of $1.3 million and an understatement in net loss of $2.5 million as of and for the year ended December 31, 2014. Additionally, the warrant liabilities should have been reflected as current liabilities rather than as non-current liabilities. Accordingly, the Company is restating its previously issued financial statements to reflect the fair value of these derivative liabilities and the classification of the warrant liabilities as of December 31, 2014 and for the change in these fair values recognized in the statement of operations for the year ended December 31, 2014. The effect of the restatement on each of the Company’s financial statements as of and for the year ended December 31, 2014 is as follows:

Consolidated Balance Sheet Data

(in thousands)

LIABILITIES AND STOCKHOLDERS' DEFICIT	As Previously Reported December 31, 2014	Correction	As Restated December 31, 2014
Current liabilities:
Liabilities for conversion options of convertible notes	930	1,198	2,128
Warrant liabilities at fair value	-	1,802	1,802
Total current liabilities	7,378	3,440	10,818
Warrant liabilities at fair value	534	(534)	-
Total liabilities	8,638	2,466	11,104
Stockholders' deficit:
Accumulated deficit	(23,734)	(2,466)	(26,200)
Total stockholders' deficit	(8,734)	(2,466)	(11,200)

Consolidated Statement of Operations Data

(in thousands, except per share data)

Other (income) expenses
Change in fair value of derivative and other fair valued instruments, net	(6,293)	2,466	(3,827)
Total other (income) expenses	(3,766)	2,466	(1,300)
Loss before income taxes	(3,910)	(2,466)	(6,376)
Net loss	(3,910)	(2,466)	(6,376)
Net loss per common share - basic and diluted	(524,654)	(330,894)	(855,548)

Consolidated Statement of Stockholders' Deficit Data

(in thousands)

Net loss	(3,910)	(2,466)	(6,376)
Accumulated deficit	(23,734)	(2,466)	(26,200)
Total stockholders' deficit	(8,734)	(2,466)	(11,200)

Consolidated Statement of Cash Flow Data

(in thousands)

Net loss	(3,910)	(2,466)	(6,376)
Change in fair value of conversion options embedded in convertible notes	(3,156)	1,197	(1,959)
Change in fair value of warrants	1,472	1,269	2,741

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

15. SUBSEQUENT EVENTS

Issuance of Convertible Notes

Between January 1, 2016 and March 11, 2016, the Company issued convertible promissory notes in the aggregate principal amount of $95,493, for which the Company received $81,169 in proceeds, net of original issue discounts. In addition, the Company issued convertible promissory notes in connection with the proposed acquisition and other transactions discussed below in the aggregate principal amount of $147,059, $125,000 of which was paid to the sellers net of original discount of $22,059. The Company received no cash proceeds with the issuance of these notes. On March 21, 2016 the Company issued an additional promissory note in the principal amount of $23,529, for which the Company received $20,000 in proceeds, net of original issue discount.

On June 14, 2016, the Company issued additional promissory notes in the aggregate principal amount of $668,502, for which the Company received proceeds of $47,000, net of $53,000 paid directly to vendors and $5,000 of original issue discounts and $563,502 to consolidate and refinance certain previously issued promissory notes with the same lender aggregating $536,670. The two lenders were also issued warrants for 1,565,286 and 291,667 common shares exercisable at $0.1755 and $0.1755 per share (with cashless exercise rights) which warrants expire on June 14, 2018. These notes are due one year after the date of issuance, bear interest at rates of 12% per annum, and are convertible into shares of common stock at the lesser of (i) $0.015 per share or (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the 10 days prior to conversion.

On August 16, 2016 the Company issued a convertible promissory note with a principal amount of $52,500 for which the Company received $45,000 in proceeds net of original issue discount of $2,500 and deferred financing costs of $5,000. This note is due one year after the date of issuance, bears interest at a rate of 12% per annum, and is convertible into shares of common stock at the lesser of (i) $0.18 per share or (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the 15 days prior to conversion.

These above notes include embedded conversion options which will be bifurcated and accounted for as derivative liabilities at fair value (see Note 2). For warrant instruments the Company classifies such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations.

Senior Secured Credit Facility Agreement and Convertible Promissory Note

On September 30, 2016 with an effective date of November 10, 2016 the Company executed a Senior Secured Credit Facility Agreement (the “Agreement”) by and among: (i) the Company; (ii) BRACE SHOP, LLC, a limited liability company organized under the laws of the State of Florida, BRACESHOP REAL ESTATE HOLDINGS, LLC, a Florida limited liability company (each individually, a “Corporate Guarantor” and collectively, the “Corporate Guarantors”); (iii) any Person to hereafter become a Subsidiary of the Borrower as defined, and any Person that from time to time may hereafter become liable for the Obligations, or any part thereof, as joint and several guarantors (the “Additional Guarantors”) (the Corporate Guarantors and the Additional Guarantors, together, jointly and severally, the “Guarantors” and together with the Borrower, the “Credit Parties”); and (iv) TCA GLOBAL CREDIT MASTER FUND, LP, a limited partnership organized and existing under the laws of the Cayman Islands, as lender (the “Lender”). The Lender extended a senior secured credit facility to the Company of up to One Million and No/100 United States Dollars (US$1,000,000.00) for working capital financing for the Company and its Subsidiary, and for any other purposes permitted.

The line is joint and severally guaranteed by the subsidiaries of the Company, the Company’s CEO/Director and by the CEO’s wife, who is a director of the Company. The CEO and his wife have also pledged their equity holdings in the Company and its subsidiaries and the Company has pledged its equity holdings in the Company’s subsidiaries. Additionally, the line is secured under a first priority security interest by substantially all assets of the Company and its subsidiaries and the line is subject to negative, affirmative and financial covenants as defined in the Agreement.

In September 2016 the Company amended its Certificate of Incorporation to amend the authorized common shares to 100 million from 100 billion. This change has been retroactively presented in the balance sheet.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

On November 10, 2016, the Company issued a convertible promissory note with a principal amount of $750,000 for which the Company received $315,638 in proceeds net of deferred financing fees of $56,400, a payment made directly to a noteholder of $84,050, a payment made directly to a line of credit of $281,771 and a payment made directly to paydown state taxes of $12,141. This note is due on May 10, 2018, eighteen months after the effective date and bears interest at a rate of 18% per annum. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder or under any other Loan Documents (such total amount, the “Conversion Amount”) into shares of Common Stock of the Company (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of the Borrower’s Common Stock during the five (5) Business Days immediately prior to the Conversion Date, which price shall be indicated in the conversion notice. This note also contains a make hold provision for any amounts converted into common  shares. In connection with this convertible promissory note the Company entered into an Advisory Services Agreement with the lender dated November 10, 2016 where a range of advisory services were rendered which may, or may not, have included (i) identifying, evaluating and advising in relation to the Company's current structural (including business model), financial, operational, managerial, strategic and other needs and objectives, (ii) preparing and coordinating with the Company and others in the development of business plans, and financial models, (iii) identifying potential merger, acquisition, divestiture, consolidation or other combination ("M&A Transaction") opportunities and negotiating, structuring and advising in connection with potential M&A Transactions, (v) advising and assisting the Company in connection with the preparation of any registration statements, periodic or other SEC reports or proxies, and (vi) coordinating with, and advising in connection with the activities of, Outside Professionals, including without limitation attorneys, accountants, market professionals, etc. The compensation for these services was $337,500. The management advisory services payable is fully secured under the loan documents and has been expensed as professional fees as of November 10, 2016, the period the management advisory services were provided. The convertible promissory note and the Advisory Service Agreement have the following repayment terms; commencing December 18, 2016 there will be three payments of interest only totaling $11,250; the following fourteen months the Company will repay principal, interest and $5,000 toward the Advisory Service Agreement totaling monthly payments of $61,208. The eighteenth payment will be comprised of principal, interest and a balloon payment of $267,500 related to the Advisory Service Agreement.

Loan Agreement

On October 1, 2016 (Execution Date) the Company executed a loan agreement with a third party (Lender) the terms of the loan agreement include issuance of a promissory note dated October 1, 2016 with a principal amount of $42,250, for which the Company proceeds of $32,500 net of an OID of $9,750; beginning on the date that is one month following the Execution Date, and continuing on the same calendar day of each successive month thereafter, the Lender shall invest an amount equal to $12,500, until the Lender has invested an aggregate amount of $70,000 (the Purchase Price).  In return for each subsequent investment the Company shall issue the Lender notes in the original principal amount of $16,250 per note; beginning on the fifteenth calendar day of the month that is six months following the Execution Date, and continuing on the same calendar day of each successive month thereafter, the Company shall make payments in cash to the Lender until a total of $91,000 has been paid to the Lender, the amount of each cash repayment shall be equal to 50% of the Company's net profit earned in the month prior to the month of the applicable cash payment.  Net profit shall be defined as net revenue minus cost of goods sold and marketing expenses less $73,000.  As of the date of this report the November 1, 2016 and December 1, 2016 loans have not been received by the Company.

SNC Assets

The SNC Note (see note 4) is secured by all of the assets, consisting primarily of intellectual property and certain tangible property and equipment (the “SNC Collateral”), acquired by the Company under the asset purchase agreement entered into by the Company and SNC Holdings Corp. on November 30, 2012. Under the terms of the SNC Note, as amended, which was due on June 30, 2015 and has not been repaid, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the return of the SNC Collateral to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, the Company agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral. In November 2016 the Company returned the SNC Collateral to the holder of the SNC Note, but the holder has not yet accepted such collateral and the debt remains outstanding.

Acquisition of Brace Shop

On November 25, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with The Brace Shop, LLC, a Florida limited liability company (“Brace Shop”) and Lynne Shapiro (the “Seller”), whereby the Company agreed to acquire (the “Acquisition”), all of the issued and outstanding membership interests (the “Stock”) of Brace Shop. The Company incurred approximately $125,000 and $165,000, respectively of expenses during the three months ended March 31, 2016 and the year ended December 31, 2015 in connection with the Purchase Agreement, which is reflected in Selling, general and administrative expenses in the Company’s statement of operations. Brace Shop operates as an online retailer of orthopedic braces and related medical devices and had revenues of approximately $1.7 million for the three months ended March 31, 2016 and March 31, 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

The acquisition of Brace Shop was completed on May 6, 2016, at which time Brace Shop became a wholly owned subsidiary of the Company. Pursuant to the terms of the Purchase Agreement, the Company paid (i) $250,000 in cash to Mrs. Lynne Shapiro, (ii) 849 shares of its newly designated Series E Convertible Preferred Stock (“Series E Preferred Stock”), which is convertible into 84.9% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis, and has voting rights on an as converted basis and (iii) a goldenshare in the form of a 5-year warrant (the “Goldenshare”), exercisable at $0.00001 per share with a cashless exercise provision for that number of shares of common stock required to insure that the Series E Preferred Stock issued as part of the purchase price to Mrs. Lynne Shapiro is convertible into 84.9% of the issued and outstanding shares of the Company’s common stock, on a fully diluted basis. At the closing of the transaction, Mr. Silverman received 39 shares of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding Common Stock on a fully-diluted basis. The shares of Series E Preferred Stock and the Goldenshare shall not be convertible until the six (6) month anniversary of the closing of the transaction. Further, once a majority of the outstanding Series E Preferred Stock has been converted into common stock, then any other Series E Preferred Stock then outstanding shall automatically be deemed converted into common stock on the fifth business day following the date that a majority of the outstanding Series E Preferred Stock is converted into common stock.

The foregoing transaction was accounted for as a reverse acquisition and recapitalization of Brace Shop. Accordingly, the Brace Shop historical financial statements as of period ends, and for periods ended, prior to the acquisition will become the historical financial statements of the Company prior to the date of the reverse acquisition.

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

Forgiveness of Certain Debt and Preferred Stock Series D

As of December 31, 2015 the Company had outstanding accrued salaries and bonuses payable to two former officers totaling $565,950. In January 2016 the Company made payments of $9,550 related to the outstanding accrued salaries and bonuses. In April 2016 the two former officers agreed to release the Company from all outstanding accrued salaries and bonuses due to them totaling $556,400. The Company accounted for the above transaction recognizing a gain on the statement of operations of $202,125 for one officer and a gain posted to additional paid in capital of $354,275 for the other officer who was a related party.

In April 2016 one former officer agreed to release the Company from a loan payable due to him totaling $319,000 and to the cancellation of 441 Series D shares that he owned. The Company accounted for the above transaction recognizing a gain on the statement of operations of $319,000 and a gain of $441,000 in additional paid in capital resulting from the cancellation of the 441 Series D shares.

In April 2016 one former director of the Company agreed to the cancellation of stock options for 15,000,000 shares, which were held by him.

Transfer of Former Officer’s Loans Payable and Preferred Stock to a Lender of the Company

In February 2016, as amended in April 2016, in a private transaction between a lender of the Company and a former officer, the lender purchased $194,010 of notes payable due to the officer and 1,400 shares of Series D preferred stock held by the officer.

Conversion of Debt to Common Shares

On March 17, 2016, the Company issued 241,917 shares of common stock in satisfaction of $8,955 of convertible notes and $1,520 of accrued interest. The note was converted at the contractual rate of $0.0433. The approximately $46,000 fair value of the related embedded conversion option derivative liability was reclassified to additional paid-in capital.

In September 2016 the Company amended its Certificate of Incorporation to amend the authorized common shares to 100 million from 100 billion. This change has been retroactively presented in the balance sheet.

