Form 10-Q
period 2016-03-31
VERITEQ
filed 2017-02-17
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission file number: 000-26020

VERITEQ CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1641533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6560 W. Rogers Circle, Suite 19 Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

(954) 574-9720

Registrant’s Telephone Number, Including Area Code

N/A

(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	February 3, 2017
Common Stock, $0.00001 par value per share	965,635 shares

VERITEQ CORPORATION AND SUBSIDIARIES

VERITEQ CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEQ CORPORATION

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current assets:
Cash	$1	$-
Other current assets	6	12
Total current assets	7	12

Total assets	$7	$12

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	710	713
Accrued expenses (including $815 and $864 to related parties)	2,312	2,216
Notes payable, current portion, net of discounts (including $948 and $1,110 to related parties)	4,603	4,478
Liabilities for conversion options of convertible notes	8,611	5,337
Warrant liabilities at fair value	1,429	1,410
Subordinated debt with an embedded conversion option, at fair value	230	370
Due to affiliate	15	-
Total current liabilities	17,910	14,524
Total Liabilities	17,910	14,524

Commitments and contingencies (note 8)

Series D preferred stock ($0.01 par value; 1,841 shares outstanding)	1,841	1,841

Stockholders' deficit:
Preferred stock ($0.01 par value; 5 million shares authorized; 0 issued and outstanding	-	-
Common stock ($0.00001 par value; 100 million shares authorized; 965,635 and 723,718 shares issued and outstanding)	-	-
Additional paid-in capital	21,048	20,992
Accumulated deficit	(40,792)	(37,345)
Total stockholders' deficit	(19,744)	(16,353)

Total liabilities and stockholders' deficit	$7	$12

The accompanying condensed notes are an integral part of the financial statements.

VERITEQ CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
		(consolidated)
Sales	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

Operating expenses:
Selling, general and administrative expenses	195	1,038
Depreciation and amortization expenses	-	1
Total operating expenses	195	1,039
Operating loss	(195)	(1,039)
Operating income (expenses)
Interest expense	(230)	(334)
Change in fair value of derivatives and other fair valued instruments, net	(3,022)	566
Total other income	(3,252)	232

Loss (income) before income taxes	(3,447)	(807)
Income tax benefit	-	-
Net loss from continuing operations	(3,447)	(807)

Discontinued operations:
Loss from discontinued operations	-	(2)
Income (loss) from discoontinued operations	-	(2)

Net Loss	$(3,447)	$(809)

Net Loss per Common Share:
Basic and Diluted	$(4.53)	$(1,547)

Weighted Average Common Shares Outstanding:
Basic and Diluted	761,350	523

The accompanying condensed notes are an integral part of the financial statements.

VERTIEQ CORPORATION AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Three Months Ended March 31, 2016

(in thousands, except share and per share data)

(UNAUDITED)

	Common Stock		Additional		Total
	$0.00001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	723,718	-	20,992	(37,345)	(16,353)

Issuance of common stock on conversions of notes payable and accrued interest	241,917	-	10	-	10

Reclassification of conversion option liabilities upon conversion of notes payable	-	-	46	-	46

Net loss				(3,447)	(3,447)

Balance at March 31, 2016	965,635	-	21,048	(40,792)	(19,744)

The accompanying condensed notes are an integral part of the financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
		(consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,447)	$(809)
Adjustments to reconcile net loss to net cash used in operating activities:
Used in Operating Activities:
Depreciation and amortization	-	47
Amortization of debt discount and deferred financing fees	85	273
Change in fair value of subordinated convertible debt	(140)	(91)
Change in fair value of conversion options embedded in convertible notes	3,143	(182)
Change in fair value of warrants	19	(293)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts payable and accrued expenses	94	648
Other current assets	6	12
Accounts receivable	-	(49)
Inventory	-	(15)
Net cash used in operating activities	(240)	(459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable and warrants	-	45
Proceeds from issuance of convertible debt	226	386
Repayment of convertible notes	-	(33)
Loan proceeds from affiliate	15	-
Net cash provided by financing activities	241	398

Net increase (decrease) in cash	1	(61)
Cash - beginning of period	-	77
Cash - end of period	$1	$16

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$104	$334
Income Taxes	$-	$-

Issuance of common stock on conversions of notes payable and accrued interest	$10	$-

The accompanying condensed notes are an integral part of the financial statements.

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Overview

As of December 31, 2015, the Company had ceased its business operations. On May 6, 2016, the Company completed its acquisition of Brace Shop, LLC (“Brace Shop”) through a stock purchase agreement and reverse acquisition and recapitalization transaction (see Note 9).

Basis of Presentation

Interim Financial Statements

The accompanying unaudited financial statements and condensed notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. These interim financial statements have been prepared in accordance the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the condensed interim financial statements have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year.

All periods presented through November 4, 2015 reflect consolidation of the Company’s subsidiaries while periods after November 4, 2015 include only Veriteq Corporation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operations since its inception on December 14, 2011 and had a working capital deficit at March 31, 2016 and December 31, 2015 of $18 million and $14.5 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Although in May 2016 the Company completed a reverse acquisition with an operating company the Company needs to raise additional funds immediately and continue to raise funds until it begins to generate sufficient cash from operations, and it may not be able to obtain the necessary financing on acceptable terms, or at all. During the three months ended March 31, 2016 the Company raised approximately $226,000, net of original issue discount of $40,000, from the sale of convertible promissory notes (see note 3).

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split and Change in Par Value of Common Stock

All share, per share and capital stock amounts as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and the year ended December 31, 2015 have been retroactively restated to give effect to the 1-for-10,000 reverse stock split in July 2015, the 1-for-1,000 reverse stock split in February 2015 and the change in the par value from $0.01 to $0.00001 per share of the Company’s common stock in December 2014.

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

Derivative Financial Instruments

The Company accounts for notes payable that are convertible into shares of the Company’s common stock and warrants issued in conjunction with the issuance of such notes in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). For warrant instruments and conversion options embedded in promissory notes that are not deemed to be indexed to the Company’s own stock, the Company classifies such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations. Upon conversion of debt the fair value of the derivative is reclassified into equity and the Common Stock is recorded at the book value of the debt. The fair values of these derivative instruments have been estimated using a Monte Carlo simulation model. Unobservable inputs that, if changed, might produce a significantly higher or lower fair value measurement of the Company’s derivative liabilities include the discount rate used to estimate the fair value of the Company’s subordinated debt and the expected volatility used to estimate the fair value of warrants reflected as derivative liabilities. The discount rate used to estimate the fair value of the Company’s subordinated debt is based on rates of return achieved by market participants investing in similar instruments, and reflects the perceived risk of investing of such instruments. Should the credit risk of the Company improve or worsen, a lower or higher, respectively, discount rate may be appropriate, which could result in a significantly higher or lower, respectively, measurement of fair value. The expected volatility used to estimate the fair value of warrants reflected as derivative liabilities is based on the historical volatility of comparable publicly traded common stocks. Should the expected volatility of the Company increase or decrease, there could be a significantly higher or lower, respectively, measurement of fair value.

Loss per Common Share

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

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at March 31, 2016 and December 31, 2015 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	March 31,	December 31,
	2016	2015
Stock options	123,500,000	123,500,000
Warrants	24,210,777	33,895,130
Shares issuable upon conversion of preferred stock	8,074,561	46,964,286
Shares issuable upon conversion of convertible notes payable	65,033,027	82,388,120
	220,818,365	286,747,536

Impact of Recently Issued Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”). There have been no new relevant pronouncements since those disclosed in the December 31, 2015 Consolidated Financial Statements.

3. NOTES PAYABLE

Notes payable consist of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Convertible notes payable with a bifurcated conversion option	3,796	3,345
Related party notes payable	948	1,142
Other notes payable	61	61
Discounts on notes payable	(202)	(70)
	4,603	4,478
Less current portion	(4,603)	(4,478)
Non-current notes payable	-	-

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

In February 2016, as amended in April 2016, in a private transaction between a lender of the Company and a former officer, the lender purchased $194,010 of notes payable due to the officer. The notes payable were previously considered Related Party Notes Payable, and are now classified as Convertible Notes (see below) as of March 31, 2016.

On March 17, 2016, the Company issued 241,917 shares of common stock in satisfaction of $8,955 of convertible notes and $1,520 of accrued interest. The note was converted at the contractual rate of $0.0433. The approximately $46,000 fair value of the related embedded conversion option derivative liability was reclassified to additional paid-in capital.

Related Party Notes Payable

In February 2016, as amended in April 2016, in a private transaction between a lender of the Company and a former officer, the lender purchased $194,010 of notes payable due to the officer. The notes have been reclassified into convertible notes as of March 31, 2016 (see above).

Other Notes Payable

At March 31, 2016, the total of all of the Company’s outstanding promissory notes was convertible into an aggregate of 65,033,027 shares of the Company’s common stock.

Interest expense was approximately $194,000 and $334,000 for the three months ended March 31, 2016 and 2015, respectively.

Due to Affiliate

In February 2016, Brace Shop, who has a common director with the Company, paid $15,000 of general liability insurance on behalf of the Company.

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

4. SUBORDINATED DEBT REPORTED AT FAIR VALUE

In December 2012, VAC entered into an asset purchase agreement and royalty agreement with SNC Holding Corp. wherein VAC acquired various technology and trademarks related to its radiation dose measurement technology. Under the terms of the agreements, VAC issued a non-interest bearing secured subordinated convertible promissory note in the principal amount of $3.3 million (the “SNC Note”). The SNC Note is convertible into one-third of the beneficial common stock ownership of VC held by Scott Silverman. Mr. Silverman did not own any shares of common stock as of March 31, 2016. The note was amended in July 2013 to extend the maturity date to June 2015 and has not been repaid.

The SNC Note is secured by all of the assets acquired by the Company under the 2012 asset purchase agreement (the “SNC Collateral”) consisting primarily of intellectual property. Under the terms of the SNC Note, as amended, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the return of the SNC Collateral to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, the Company agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the assets. As of the date of this report, the collateral has not been accepted by the holder of the SNC Note and the SNC Note remains outstanding (see note 9).

Pursuant to ASC 825-10-25-1, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the note at fair value, with changes in fair value recorded through the Company’s statement of operations as Other expense/income in each accounting period. At March 31, 2016, the fair value of the SNC Note was $0.2 million, (see note 5 for further information) and the principal amount due was $3.3 million.

5. FINANCIAL INSTRUMENTS

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

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

During the three months ended March 31, 2016 and the year ended December 31, 2015, the SNC Note (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. The changes in fair value of the SNC Note, the bifurcated embedded option in the convertible notes and the warrant liability during the three months ended March 31, 2016 and the year ended December 31, 2015 are reflected in the changes in fair value of derivative and other fair valued instruments in the Company’s statement of operations.

As of March 31, 2016 the fair value of the convertible subordinated debt was determined using a discounted cash flow model. The fair value of the November 2013 Warrants and the bifurcated embedded option in the convertible notes were determined using various Monte Carlo simulations.

The following table summarizes our financial assets and liabilities measured at fair value as presented in the balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated debt	$—	$—	$230	$—	$—	$370
Bifurcated option in convertible notes	$—	$—	$8,611	$—	$—	$5,337
Warrant liabilities	$—	$—	$1,429	$—	$—	$1,410

The following is a summary of activity of Level 3 liabilities for the three months ended March 31, 2016:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities
Balance at December 31, 2015	$370	$5,337	$1,410
Issuance of additional debt		177
Conversion of notes into share of common stock		(46)
Loss (Gain) on change in fair value	(140)	3,143	19
Balance at March 31, 2016	$230	$8,611	$1,429

6. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2016, and December 31, 2015, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share, with 1,841 shares of Series D Preferred Stock outstanding. On April 29, 2016, Mr. Silverman transferred his Series D shares to a third party lender of the Company and Mr. Geissler relinquished his shares of Series D Preferred Stock and there remained 1,400 outstanding shares of Series D Preferred Stock as of that date.

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Common Stock

As previously discussed in note 1, the February 2015 Reverse Stock Split became effective on February 11, 2015, and the July 2015 Reverse Stock Split became effective on July 29, 2015. All share, per share and capital stock amounts have been retroactively restated as of March 31, 2016, and December 31, 2015 to give effect to the reverse stock splits. In conjunction with the effectiveness of the July 2015 Reverse Stock Split, the number of common shares that the Company is authorized to issue increased to 100 billion.

Warrants Deemed as Liabilities

On November 13, 2013, in connection with the issuance of the November 2013 Notes, the Company issued the November 2013 Warrants, which are more fully described in Note 5 of the December 31, 2015 consolidated financial statements. The November 2013 Warrant agreements provide that if the Company were to issue or sell any shares of its common stock, except certain specified issuances pursuant to the Company’s stock plans or the issuance of common stock pursuant to agreements existing on November 13, 2013, at a price per share less than the exercise price in effect immediately before the issuance or sale, then immediately after such dilutive issuance, the exercise price will be reduced. If there is an adjustment to the exercise price as a result of any of the dilution events specified in the Warrant agreements, the number of shares of common stock that may be purchased upon exercise of the warrant will be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise).

 During the year ended December 31, 2015, the Company issued the March 2015 Warrant (see note 3). The March 2015 Warrant is exercisable at any time until three years after the date of issuance. The terms of the warrant provides for a proportional downward adjustment of the exercise price in the event that the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an issuance price that is less than the market price of the common stock at the time of issuance, as defined in the warrant agreement. The Company determined that the fair value of the March 2015 Warrant was de minimus at the time of issuance and at March 31, 2016 and December 31, 2015.

The terms of the March 2015 Warrant and the November 2013 Warrants are such that they do not qualify for equity treatment under ASC 815 and are classified as liabilities at March 31, 2016 and December 31, 2015. The carrying amount of the warrant liabilities approximate management’s estimate of their fair value (see note 5) and were determined to be $1.4 million and $1.4 million at March 31, 2016 and December 31 2015, respectively. The Company recognized expense of $19,875 in the three months ended March 31, 2016 as a result of the change in fair value of the November 2013 Warrants.

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

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

On August 13, 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted 100,000,000 shares of restricted common stock to executive officers of the Company and options to purchase 123,500,000 shares of the Company’s common stock to employees and directors of the Company. These grants were under the Company’s 2014 Stock Incentive Plan. Also on August 13, 2015, the Compensation Committee granted an additional 150,000,000 shares of restricted common stock to certain executive officers and a director. The restricted common stock were to have vested on January 2, 2017 or upon a change of control. On April 28, 2016, all of the recipients of the restricted stock grants agreed to relinquish their shares and rescind their grants in their entirety. As a result, in accordance with ASC 718, no compensation expense was recorded for the restricted stock grants and the shares were not reflected as outstanding as of March 31, 2016 and December 31, 2015.

	Options	Weighted average
	quantity	exercise price
Options outstanding as of December 31, 2015	123,500,000	$0.036
Options granted	-	-
Options exercised	-	-
Forfeitures	-	-
Options outstanding as of March 31, 2016	123,500,000	$0.036

7. RELATED PARTY TRANSACTIONS

Included in accrued expenses at March 31, 2016 and December 31, 2015 are approximately $0.8 million and $0.9 million, respectively, owed to the Company's officers and directors. See note 3 for a discussion of related party notes and loans payable. On April 28, 2016, $0.6 million of the amounts owed to officers as of December 31, 2015 were discharged by written consent and the Company no longer has any obligation to pay these amounts as of that date (see Note 9). The written consent also relieved the Company of its obligations under executive employment agreements with Mr. Silverman and Mr. Geissler, former officers.

8. COMMITMENTS AND CONTINGENCIES

In connection with the Stock Purchase Agreement entered into on November 25, 2015 (see note 15), the Company entered into a consulting agreement with a third party under which the Company is required to pay a consulting fee of $50,000 upon the closing of the transaction, and to issue a 3 year warrant to purchase 2.99% of the Company’s common stock at an exercise price of $0.01 per share with a cashless exercise provision to the consultant. The Company paid $10,000 of the amount in 2015 and accrued $40,000 in May 2016.

As a result of the foreclosure and disposal of the Company’s VAC subsidiary, approximately $2.6 million of liabilities were deconsolidated. There is a possibility that creditors could pursue claims against the Company in connection with these liabilities.

In October 2015, the Company executed five Consent and Release Agreements with five different noteholders. The related notes totaled $755,620. The Company’s interpretation of the Consent and Release Agreements was that all the associated debt related to these note holders was forgiven. The noteholders allege the debt is still outstanding. As of March 31, 2016 the debt is recorded on the books of the Company until this dispute is resolved. In April 2016, one of the noteholders forgave $319,000 of his notes in connection with a separate release agreement.

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

9. SUBSEQUENT EVENTS

Issuance of Convertible Notes

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

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

On November 10, 2016, the Company issued a convertible promissory note with a principal amount of $750,000 for which the Company received $315,638 in proceeds net of deferred financing fees of $56,400, a payment made directly to a noteholder of $84,050, a payment made directly to a line of credit of $281,771 and a payment made directly to paydown state taxes of $12,141. This note is due on May 10, 2018, eighteen months after the effective date and bears interest at a rate of 18% per annum. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder or under any other Loan Documents (such total amount, the “Conversion Amount”) into shares of Common Stock of the Company (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of the Borrower’s Common Stock during the five (5) Business Days immediately prior to the Conversion Date, which price shall be indicated in the conversion notice. This note includes an embedded conversion option which will be bifurcated and accounted for as a derivative liability at fair value (see Note 2). In connection with this convertible promissory note the Company entered into an Advisory Services Agreement with the lender dated November 10, 2016 where a range of advisory services were rendered which may, or may not, have included (i) identifying, evaluating and advising in relation to the Company's current structural (including business model), financial, operational, managerial, strategic and other needs and objectives, (ii) preparing and coordinating with the Company and others in the development of business plans, and financial models, (iii) identifying potential merger, acquisition, divestiture, consolidation or other combination ("M&A Transaction") opportunities and negotiating, structuring and advising in connection with potential M&A Transactions, (v) advising and assisting the Company in connection with the preparation of any registration statements, periodic or other SEC reports or proxies, and (vi) coordinating with, and advising in connection with the activities of, Outside Professionals, including without limitation attorneys, accountants, market professionals, etc.

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

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

The foregoing transaction was accounted for as a reverse acquisition and recapitalization of Brace Shop. Accordingly, the Brace Shop historical financial statements as of the period ends, and for the periods ended prior to the acquisition will become the historical financial statements of the Company prior to the date of the reverse acquisition.

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

VERITEQ CORPORATION

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

Forgiveness of Certain Debt and Preferred Stock Series D

As of December 31, 2015 the Company had outstanding accrued salaries and bonuses payable to two former officers totaling $565,950. In January 2016 the Company made payments of $9,550 related to the outstanding accrued salaries and bonuses. In April 2016 the two former officers agreed to release the Company from all outstanding accrued salaries and bonuses due to them totaling $556,400. The Company accounted for the above transaction recognizing a gain in the statement of operations of $202,125 for one officer and a gain posted to additional paid in capital of $354,275 for the other officer who was a related party.

In April 2016 one former officer agreed to release the Company from a loan payable due to him totaling $319,000 and to the cancellation of 441 Series D shares that he owned. The Company accounted for the above transaction recognizing a gain in the statement of operations of $319,000 and a gain of $441,000 in additional paid in capital resulting from the cancellation of the 441 Series D shares.

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

VERITEQ CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements (see Item 1A, “Risk Factors”).

OVERVIEW

Our Business

We were previously engaged in the business of radio frequency identification technologies (“RFID”) for the Unique Device Identification (“UDI”) of implantable medical devices and, subject to funds becoming available, radiation dose measurement technologies for use in radiation therapy treatment. From inception through March 31, 2016, we generated minimal sales revenue and our operations were subject to all the risks inherent in the establishment of a new business enterprise. Our failure to timely file our Quarterly Report on Form 10-Q with the SEC in August of 2015, as well as our failure to pay certain indebtedness that became due, constituted events of default on our outstanding convertible promissory notes, including approximately $1.0 million of senior secured promissory notes secured by substantially all of our assets, comprised primarily of intellectual property related to UDI of implantable medical devices, and $1.3 of million convertible promissory notes that were pari passu in rank and priority to the senior secured promissory notes (collectively, the “Senior Notes”).

On October 19, 2015, we received a default notice from the collateral agent under the security agreement pertaining to the Senior Notes. The default notice demanded repayment of the entire amount due under the Senior Notes, and we did not have the financial resources to repay this indebtedness. We also received a Notification of Disposition of Collateral (the “NDC”). The NDC advised the Company that the collateral agent intended to sell, lease or license the assets securing the Senior Notes at a public auction to take place in early November of 2015. These assets comprised substantially all the assets of the Company and its subsidiaries, except for the assets described below. On November 4, 2015, the public auction took place, and the holder of a substantial portion of the Senior Notes purchased the assets, including the capital stock of our VeriTeQ Acquisition Corp. and PositiveID Animal Health subsidiaries, for $1 million, which was credited against the Company’s outstanding indebtedness to the holder of the Senior Notes.

In October of 2015, we contacted the holder of a subordinated convertible promissory note (the “SNC Note”) regarding the possibility of returning the assets securing the SNC Note, consisting primarily of intellectual property and certain tangible property and equipment related to radiation dose measurement technologies (the “SNC Collateral”), to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, we agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all its obligations and liabilities under the SNC Note upon receipt of the SNC Collateral. In November 2016, the Company returned the SNC Collateral to the holder of the SNC Note, but the holder has not yet accepted such collateral and the debt remains outstanding.

As a result of the foreclosure of all our operating assets on November 4, 2015, all of the activity related to the RFID business has been accounted for as a discontinued operation, and our financial statements for the year ended December 31, 2014 and the nine months ended September 30, 2015 have been restated to reflect the RFID business as a discontinued operation.

VERITEQ CORPORATION AND SUBSIDIARIES

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

The Reverse Merger was treated as a recapitalization of Brace Shop for financial accounting purposes. Brace Shop will be considered the acquirer for accounting purposes, and our historical financial statements before the Reverse Merger will be the historical financial statements of Brace Shop in all filings with the SEC for periods subsequent to the Closing Date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We have identified the policies and significant estimation processes discussed below as critical to our business operations and to the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

VERITEQ CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We generated no revenues from continuing operations for the three months ended March 31, 2016 and 2015.

Selling, general and administrative expenses from continuing operations were $195,000 for the three months ended March 31, 2016, as compared to $1,038,000 for the three months ended March 31, 2015. Depreciation expense was $0 for the three months ended March 31, 2016, as compared to $1,000 for the three months ended March 31, 2015.

VERITEQ CORPORATION AND SUBSIDIARIES

Interest expense for the three months ended March 31, 2016 and 2015 were $230,000 and $334,000, respectively, and consists primarily of amortization of debt discount and, in 2016, additional interest and penalties related to defaults on our outstanding convertible notes.

During the three months ended March 31, 2016, we recorded a loss on the change in fair value of derivative and other financial instruments in the amount of approximately $3,022,000, which included a loss on the change in fair value of conversion options embedded in notes payable in the amount of $3,143,000, a loss of $19,000 on the change in fair value of warrants that do not qualify for equity treatment, and a gain of loss of $140,000 on the change in fair value of a convertible note that we had elected to record at fair value. During the three months ended March 31, 2015, we recorded a gain on the change in fair value of derivative and other financial instruments in the amount of approximately $566,000 due to reduction in the fair value of subordinated convertible debt of $86,000, conversion options embedded in convertible notes of $180,000 and warrant liabilities in the amounts of $300,000.

The net loss from continuing operations for the three months ended March 31, 2016 was $3,447,000, as compared to $807,000 for the three months ended March 31, 2015. The increase in net loss for 2016 was primarily due to the loss on changes in fair value of derivatives and other fair valued instruments.

We recorded a loss from discontinued operations in the amount of $0 and $2,000 for the three months ended March 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses and have not generated significant revenues since our inception. At March 31, 2016 we had a working capital deficit of $17.9 million and a nominal cash balance. Our cash position is critically deficient, and certain payments essential to our ability to operate are not being made in the ordinary course of business, or at all. Failure to raise capital in the near term to fund our operations will have a material adverse effect on our financial condition, raising substantial doubt about our ability to continue as a going concern. We currently do not have sufficient cash or other financial resources to fund our operations and meet our obligations, including approximately $8.0 million of total notes and loans payable that is or will become due, for the next twelve months. While we anticipate that a substantial portion of this indebtedness will be converted into shares of our common stock or satisfied through the return of certain assets, there can be no assurances that we will not receive demands for cash payments on this indebtedness.

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

VERITEQ CORPORATION AND SUBSIDIARIES

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

A summary of our cash flows for the periods indicated is as follows:

(in thousands)	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(240)	$(459)
Cash (used) provided by in investing activities	-	-
Cash provided by financing activities	241	398
Increase (decrease) in cash and cash equivalents	1	(61)
Cash and cash equivalents, beginning of year	-	77
Cash and cash equivalents, end of year of year	$1	$16

Cash used in operating activities was $240,000 for the three months ended March 31, 2016, as compared to $459,000 for the three months ended March 31, 2015. The following table illustrates the primary components of our cash flows from operations:

(in thousands)	Three Months Ended March 31,
	2016	2015
Net loss	$(3,447)	$(809)
Non-cash expenses, gains and losses	3,107	(246)
Accounts payable and accrued expenses	94	648
Other	6	(52)
Cash used in operating activities	$(240)	$(459)

There is no cash used in investing activities for the three months ended March 31, 2016 and 2015.

Cash provided by financing for the three months ended March 31, 2016 was $241,000, consisting of the issuance of convertible debt of $226,000 and loan proceeds from affiliate of $15,000. Cash provided by financing activities for the three months ended March 31, 2015 was $398,000, consisting of proceeds from the issuance of convertible notes payable and warrants of $45,000, repayment of notes payable of $33,000 and proceeds from the issuance of convertible debt of $386,000.

VERITEQ CORPORATION AND SUBSIDIARIES

Inflation

We do not believe that inflation has had a material effect on our Company's results of operations.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of March 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Notes payable	$3,857	3,857	—	—	—
Related party note payable	$948	948	—	—	—
Due to affiliate	$15	15	—	—	—
Subordinated debt at principal value	$3,300	3,300	—	—	—
Total Contractual Obligations:	$8,120	8,120	0	0	0

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

As of March 31, 2016, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon this evaluation, the Company’s Chief Executive Officer concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness at March 31, 2016 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and for their fair values to be adjusted at each accounting period.

To address the material weaknesses described above, the Company continues to seek assistance with various third parties with expertise in such instruments and matters of fair value, in order to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP on a timely basis.

Change in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2016. The Company has not fully remediated its material weakness as of March 31, 2016, and remediation efforts will continue through the remainder of fiscal 2016.

VERITEQ CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

VERITEQ CORPORATION
(Registrant)

Date: February 17, 2017	By:	/s/ Kenneth Shapiro
	Name:	Kenneth Shapiro
	Title:	Chief Executive Officer
(Duly Authorized Officer)

VERITEQ CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Kenneth Shapiro Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Extension Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

