Form 10-Q
period 2016-06-30
VERITEQ
filed 2017-02-17
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

VERITEQ CORPORATION AND SUBSIDIARIES

VERITEQ CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

VERITEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$58,103	$69,169
Accounts Receivable	116,483	20,790
Inventories	242,590	301,883
Other Current Assets	1,084	-

Total Current Assets	418,260	391,842

Property and Equipment, net	11,558	13,468
Office Building and Building Improvements, net	876,334	888,846

Total Assets	$1,306,152	$1,294,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$2,326,675	$1,526,309
Accrued Expenses	1,991,638	31,672
Sales Returns Reserve	44,576	33,945
Mortgage Notes Payable, current portion	32,697	32,654
Line of Credit	331,653	349,000
Notes Payable, net of debt discount of $483,255 and $33,071, including premium of $106,667 and $0 respectively, current portion (related party $250,000 and $125,000, respectively)	4,827,607	341,251
Subordinated debt with an embedded conversion option, at fair value	263,138	-
Warrant liabilities at fair value	1,582,440	-
Related Parties Loans Payable	121,500	121,500
Guarantee Liabilities	-	147,058
Liabilities for conversion options of convertible notes	3,820,705	-
Total Current Liabilities	15,342,629	2,583,389

Mortgage Notes Payable, net of current portion and discounts	735,116	750,988
Convertible Notes Payable, including premium of $53,333 and $0 respectively	133,333	-

Total Liabilities	16,211,078	3,334,377

Commitments and Contingencies (Note 10)

Series D preferred stock ($0.01 par value; 1,400 shares outstanding)	1,400,000	-

Stockholders' deficit:
Preferred stock ($0.01 par value; 5 million shares authorized; Series E preferred stock, 1,000 designated, 888 and 849 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9	9
Common stock ($0.00001 par value; 100 million shares authorized; 965,635 and 0 shares issued and outstanding)	10	-
Additional paid-in capital	(16,404,799)	(9)
Retained earnings (Accumulated deficit)	99,854	(2,040,221)
Total stockholders' deficit	(16,304,926)	(2,040,221)

Total liabilities and stockholders' deficit	$1,306,152	$1,294,156

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES:
Retail sales	$1,801,375	$1,674,505	$3,484,999	$3,373,257

Total Revenue	1,801,375	1,674,505	3,484,999	3,373,257

COST OF RETAIL SALES:	1,191,470	1,081,849	2,271,406	2,186,229

GROSS PROFIT	609,905	592,656	1,213,593	1,187,028

OPERATING EXPENSES:
General and administrative expenses	197,251	54,481	336,035	117,289
Marketing and promotion	305,633	338,517	653,504	684,211
Payroll expenses	237,206	232,146	468,745	405,922
Credit card processing	71,644	68,600	129,328	129,391

Total Operating Expenses	811,734	693,744	1,587,612	1,336,813

LOSS FROM OPERATIONS	(201,829)	(101,088)	(374,019)	(149,785)

OTHER INCOME (EXPENSES):
Other Income (Expense)	303,080	-	156,021	-
Sublease Income	5,508	2,125	11,370	3,250
Change in fair value of derivative and other fair valued instruments, net	158,108	-	158,108	-
Interest Expense	(181,832)	(12,807)	(387,387)	(25,135)

Total Other Income (Expense)	284,864	(10,682)	(61,888)	(21,885)

NET INCOME (LOSS)	$83,035	$(111,770)	$(435,907)	$(171,670)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.09	$0	$(0.50)	$0
Diluted	$-	$0	$(0.50)	$0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	965,635	0	864,057	0
Diluted	1,713,307,950	0	864,057	0

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2016

	Preferred Stock Series E		Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit)	Deficit

Balance at December 31, 2015	849	9	-	-	(9)	(2,040,221)	(2,040,221)

Recapitalization	39	-	965,635	10	(13,828,808)	-	(13,828,798)

Reorganization reclassification	-	-	-	-	(2,575,982)	2,575,982	-

Net Loss for the six months ended June 30, 2016	-	-	-	-	-	(435,907)	(435,907)

Balance at June 30, 2016 (unaudited)	888	9	965,635	10	(16,404,799)	99,854	(16,304,926)

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(435,907)	$(171,670)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	14,422	15,140
Amortization of Deferred Loan Costs	-	5,895
Amortization of Debt Discount	89,190	-
Change in fair value of derivatives and other fair value instruments	(158,110)	-
Accretion of Premium on Convertible Note Payable	160,000	-
Gain on Extinguishment of Debt	(8,963)	-
Changes in Operating Assets and Liabilities:
Inventory	59,293	(45,651)
Accounts Receivable	(95,693)	39,580
Other Current Assets	(1,038)	(83,549)
Accounts Payable	103,990	20,709
Sales Returns Reserve	10,631	(44,272)
Accrued Expenses	104,378	(36,742)
Guarantee Liabilities	(147,058)	-

Net Cash Used in Operating Activities	(304,865)	(300,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loan to Veriteq	(37,000)	-

Net Cash Used in Investing Activities	(37,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	31,263
Repayments of Line of Credit	(17,347)	65,000
Proceeds from Note Payable	-	300,000
Proceeds from Convertible Notes Payable	621,293	-
Repayment of Notes Payable	(256,971)	(85,604)
Proceeds from Related Party Loans	-	-
Repayment of Mortgage Notes	(16,176)	(15,660)

Net Cash Provided by Financing Activities	330,799	294,999

Net Increase (Decrease) in Cash	(11,066)	(5,561)

Cash - Beginning of Period	69,169	5,561

Cash - End of Period	$58,103	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$16,955	$12,328
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Net liabilities and Redeemable Preferred Stock assumed in recapitalization	$13,828,799	$-

Debt Discount Recorded on Notes Payable and Warrants	$362,810	$24,000
Reclassification of accumulated deficit to additional paid in capital	$2,575,982	$-

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Brace Shop, LLC started operations in June 2004 as a Florida LLC and operates as an online retailer of orthopedic braces, physical therapy and rehabilitation equipment.

The Company distributes these products to the general public through its website http://www.braceshop.com. They also sell products to a variety of industries and enterprises including healthcare professionals, hospitals and clinics, government institutions, and school sports teams.

Braceshop Real Estate Holdings, LLC, was formed as a Florida limited liability company on April 12, 2012 and is an affiliate of Brace Shop, LLC. Brace Shop, LLC and Braceshop Real Estate Holdings, LLC (“Brace Shop”) are under common control and Brace Shop Real Estate Holdings, LLC is considered a variable interest entity for the purpose of the consolidated financial statements.

On November 25, 2015, Brace Shop LLC, a Florida limited liability company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Veriteq Corporation (“Veriteq”) whereby Veriteq agreed to acquire (the “Acquisition”), all of the issued and outstanding membership interests (the “Stock”) of Brace Shop.

The acquisition of Brace Shop was completed on May 6, 2016 (“closing date”), at which time Brace Shop became a wholly owned subsidiary of Veriteq. The combined companies is hereafter referred to as “the Company.” The reverse acquisition is being accounted for as a recapitalization of Brace Shop. Brace Shop is deemed to be the acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements prior to the reverse acquisition are those of Brace Shop and are recorded at the historical cost basis of Brace Shop, and the consolidated financial statements after completion of the reverse acquisition include the assets and liabilities of Brace Shop at historical cost, the assets and liabilities of VeriTeQ Corporation at historical cost, the historical operations of Brace Shop and the operations of VeriTeQ Corporation from the Closing Date of the reverse acquisition. On the closing date the Company assumed $13,828,808 of net liabilities and was deemed to have issued 39 Series E preferred shares and 965,635 common shares to the shareholders of Veriteq. In addition, the Company assumed options for 123,500,000 shares of common stock and assumed warrants which are treated as liabilities included in the $13,828,808 of net liabilities above (see note 14, Warrants Deemed as Liabilities). Pursuant to the terms of the Purchase Agreement, Veriteq paid (i) $250,000 in cash to Mrs. Lynne Shapiro, the sole member of Brace Shop, (ii) 849 shares of its newly designated Series E Convertible Preferred Stock (“Series E Preferred Stock”), which is convertible into 84.9% of the issued and outstanding shares of the Company’s common stock on a fully diluted basis, and has voting rights on an as converted basis and (iii) a goldenshare in the form of a 5-year warrant (the “Goldenshare”), exercisable at $0.00001 per share with a cashless exercise provision for that number of shares of common stock required to insure that the Series E Preferred Stock issued as part of the purchase price to Mrs. Lynne Shapiro is convertible into 84.9% of the issued and outstanding shares of the Company’s common stock, on a fully diluted basis. At the closing of the transaction, the former CEO of Veriteq received 39 shares of the Series E Preferred Stock convertible into 3.9% of the issued and outstanding Common Stock on a fully-diluted basis. The shares of Series E Preferred Stock and the Goldenshare shall not be convertible until the six (6) month anniversary of the closing of the transaction. Further, once a majority of the outstanding Series E Preferred Stock has been converted into common stock, then any other Series E Preferred Stock then outstanding shall automatically be deemed converted into common stock on the fifth business day following the date that a majority of the outstanding Series E Preferred Stock is converted into common stock.

The following table presents the liabilities and redeemable preferred stock assumed in the reverse acquisition:

Accounts payable	$696,376
Accrued expenses	808,474
Interest payable	1,047,115
Liability for Conversion Option	3,841,921
Notes payable, net of discounts	4,309,333
Warrant liability	1,439,130
Subordinated note, at fair value	249,495
Series D Preferred Stock	1,400,000
Other	36,964
$13,828,808

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

On May 6, 2016 as part of the recapitalization the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the US Securities Exchange Commission (the “SEC”), by reclassifying the accumulated member’s deficit of, Brace Shop, LLC, of $2,575,902 to additional paid-in-capital.

The Purchase Agreement contemplates that all interest, principal and any other required payments on all debt instruments of the Veriteq that are outstanding as of the date of the Purchase Agreement (but excluding the Acquisition Notes) shall only be paid through the issuance of shares of common stock. All options, warrants, shares of preferred stock and other securities of the Company outstanding as of the date of the Purchase Agreement are to remain in place on the terms set forth in each of such securities, except that all options, warrants and shares of preferred stock are to be converted into common stock within six months of the date of closing of the Acquisition.

Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements and condensed notes thereto should be read in conjunction with the audited consolidated financial statements of Brace Shop, LLC included in the Company’s Current Report on Form 8-K for the fiscal years ended December 31, 2015 and 2014 which was filed on May 11, 2016. These interim financial statements have been prepared in accordance the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and therefore omit or condense certain footnotes and other information normally included in interim financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation of the condensed interim financial statements have been made. Results of operations reported for interim periods may not be indicative of the results for the entire year.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Veriteq Corp. and its two subsidiary’s Brace Shop, LLC and Braceshop Real Estate Holdings, LLC. In the preparation of unaudited consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Summary of Significant Accounting Policies

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated financial statements and revenues and expenses during the reporting period. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, inventory valuation, useful life of property and equipment, valuation of long lived assets, sales returns reserves, fair value of guarantees, assumptions used in valuation models used in estimating the fair values of certain promissory notes, warrants, embedded conversion options, stock-based compensation and determining valuation allowance for deferred assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of June 30, 2016 the Company did not have any balances that exceeded the federally insured limits.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Accounts Receivable

The Company extends thirty-day credit terms to certain customers based on credit worthiness of medical supply companies, hospitals, military, government institutions and schools. Management reviews any account receivable balances over thirty days. Account balances that are deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The accounts receivable balance is comprised mostly of internet sales due to merchant account timing differences. During the six months ended June 30, 2016 and 2015, the Company recognized $0 of expenses related to uncollectible accounts receivable and management has determined that an allowance was not necessary at June 30, 2016 and December 31, 2015.

Inventories

Inventories, consisting of finished goods are stated at the lower of cost and net realizable value utilizing the first-in, first-out method.

Property and Equipment and Building and Building Improvements

Property and equipment and building and building improvements are carried at cost. The cost of repairs and maintenance is expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Building improvements are amortized on a straight-line basis over the building depreciable period.

Internal Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended June 30, 2016 and 2015 the Company recorded no impairment charges.

Loan Costs

In 2012 the Company incurred loan costs associated with mortgage notes payable. The Company has early adopted ASU 2015-3 “Interest – Imputation of Interest” - Simplifying the Presentation of Debt Issuance Costs. The loan costs are recorded as a debt discount and amortized to interest expense over the terms of the mortgage notes payable.

Sales Returns Reserve

The Company extends a thirty-day return policy period from the date of purchase. Returns have a 15% restocking fee for refunds. The restocking fee is waived for exchanges. The Company maintains a sales returns reserve liability account based on its estimate of future returns.

Warranty

The Company’s manufacturers provide the highest quality products available. If there is a defect in a product related to materials or workmanship the Company extends the manufacturer’s warranty to its customers. Therefore no warranty liability is recorded.

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company derives revenue from online orders from customers and direct sales via purchase orders to a variety of industries and enterprises including healthcare professionals, hospitals and clinics, government institutions, and school sports teams. The Company recognizes revenue upon shipment of its products.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Cost of Retail Sales

Cost of retail sales includes cost of finished good products and shipping in and out costs. There was no depreciation expense that was allocable to cost of retail sales.

Marketing and Promotion

Marketing and promotion is expensed as incurred. Marketing and promotion expenses for the six months ended June 30, 2016 and 2015 were $653,504 and $684,211, respectively.

Shipping Costs

Shipping costs are included in cost of retail sales and totaled $399,970 and $392,171 for the six months June 30, 2016 and 2015, respectively.

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

Stock-Based Compensation

Stock-based compensation awards to employees are measured at fair value on the grant date and compensation cost is recognized on a straight line basis over the requisite service period of each award. Stock-based compensation awards to nonemployees are measured and expensed at fair value at the date services are rendered.

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

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at June 30, 2016 and 2015 were not included in the computation of dilutive loss per share except for the three months ended June 30, 2016 (see below) because the net effect would have been anti-dilutive:

	June 30,	June 30,
	2016	2015
Stock options	123,500,000	-
Warrants	30,102,859	-
Shares issuable upon conversion of Series D preferred stock	15,090,164	-
Shares issuable upon conversion of convertible notes payable	75,036,022	-
Shares issuable upon conversion of subordinated note	21,986,279	-
Shares issuable upon conversion of Series E preferred stock	1,501,831,980
Shares issuable to a consultant	69,442	-
	1,767,616,746	-

The following table sets forth the computation of basic and diluted EPS:

For the Three Months Ended
June 30, 2016
Numerator:
Net income	$83,035
Preferred dividends	-
Numerator for basic EPS - income available to common stockholders	83,035

Effect of dilutive securities:
Interest expense	197,590
Numerator for diluted EPS - income available to common stockholders after assumed conversions	280,625

Denominator:
Denominator for basic EPS - weighted average shares	965,635

Effect of dilutive securities:
Options outstanding	91,619,712
Convertible promissory notes and subordinated note	66,618,155
Subordinated note	21,986,279
Warrants	21,426,793
Series D Preferred	8,789,954
Series E Preferred	1,501,831,980
Shares issuable to a consultant	69,442
Dilutive potential common shares	1,712,342,315
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	1,713,307,950
Basic EPS	$0.09
Diluted EPS	$-

Income Taxes

Prior to May 6, 2016 Brace Shop, LLC and Braceshop Real Estate Holdings, LLC were single member Limited Liability Companies (LLC) and as such were disregarded entities for federal income tax purposes. Accordingly, all income was reported on the member’s personal income tax return and no provisions for income taxes were reported in the Brace Shop, LLC’s consolidated financial statements.

Starting on May 6, 2016, income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”), except for Braceshop Real Estate Holdings, LLC which as a VIE remains owned by an individual member and therefore as a disregarded entity is taxed on the member’s personal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company's opinion it is likely that some portion or the entire deferred tax asset will not be realized.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

Concentrations of Major Customer and Major Vendors

Brace Shop, LLC holds a United States Government GSA VA government contract. Revenues from this contract are approximately 1.64% and 1.53% of total revenues in for the six months ended June 30, 2016 and 2015, respectively. The loss of this contract or any other government contract or institutional supply contract could have an effect on our sales. If the Brace Shop failed to maintain the proper reporting or management of the VA contract, this could result in a loss of business.

As of June 30, 2016 approximately 95% of accounts receivable was due from one customer.

As of December 31, 2015 approximately 83% of accounts receivable was due from one merchant bank related to the processing of on-line orders.

As of June 30, 2016, two vendors accounted for 32% of accounts payable.

As of December 31, 2015, three vendors accounted for 38% of accounts payable.

The Brace Shop, LLC has a concentration of major vendors. During the six months ended June 30, 2016, two vendors accounted for 47% of cost of retail sales as follows; 25% and 22%.

The Brace Shop, LLC has a concentration of major vendors. During the six months ended June 30, 2015, two vendors accounted for 43% of cost of retail sales as follows; 23% and 20%.

The Company had foreign sales totaling $158,188 or 4.5% of total revenue of $3,484,999 for the six months ended June 30, 2016. For the six months ended June 30, 2015 the Company had foreign sales totaling $287,032 or 8.5% of total revenue of $3,373,257.

Segment Reporting

Per review of ASC Topic 280, “Segment Reporting” it has been determined that the Company operates in one segment. Braceshop Real Estate Holdings, LLC and Brace Shop have a Variable Interest Entity (VIE) relationship, however the revenue stream related to the VIE is eliminated in consolidation.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”). There have been no new relevant pronouncements since those disclosed in the December 31, 2015 Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2016, the Company had a stockholders’ deficit of approximately $16 million and a working capital deficiency of $14,924,369. For the six months ended June 30, 2016 the net loss totaled $435,907. The net cash used in operating activities for the six months ended June 30, 2016 totaled $304,865. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. While the Company believes in the viability of its strategy to increase sales volume there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products to achieve increased consumer recognition. These unaudited consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory, consists of finished goods which are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. As of June 30, 2016 and December 31, 2015 the inventory balance was $242,590 and $301,883, respectively.

NOTE 4 – MORTGAGE NOTES PAYABLE

On June 29, 2012 Braceshop Real Estate Holdings, LLC executed a mortgage note payable to a bank in the amount of $477,500 relating to an office condominium where the Company’s corporate offices are located. The terms of the note includes the Company remitting nine monthly consecutive interest payments, beginning July 29, 2012, with interest calculated on the unpaid principal balance using an interest rate of 5.3% per annum based on a year of 360 days; one hundred nineteen monthly consecutive principal and interest payments of $3,252 each beginning April 29, 2013, with interest calculated on the unpaid principal balance using an interest rate of 5.3% per annum based on a year of 360 days and one principal and interest payment of $304,535 due on March 29, 2023. Braceshop Real Estate Holdings, LLC recorded loan costs on the mortgage note payable as a debt discount. The loan costs are being amortized over the term of the mortgage notes payable. The effective interest rate resulting from the debt discounts was not materially changed from the 5.3%. The balance of the mortgage note payable was $425,433, net of debt discount of $4,855 (principal balance of $430,288) and $432,882, net of debt discount of $5,202 (principal balance of $438,084) as of June 30, 2016 and December 31, 2015 respectively.

On June 29, 2012 Braceshop Real Estate Holdings, LLC executed a mortgage note payable due to the Florida Business Development Corporation (FBDC) and guaranteed by the U.S. Small Business Administration (SBA) in the amount of $393,000 related to an office condominium where the Company’s corporate offices are located. This note replaced a bridge note from a bank which was outstanding from June 2012 to June 2013. The terms of the note includes an interest rate of 2.10738%, first payment due June 1, 2013 with a note maturity date of May 1, 2033. The balance of the mortgage note payable was $342,380 and $350,760 as of June 30, 2016 and December 31, 2015 respectively. The FBDC mortgage is a second mortgage subordinated to the bank mortgage discussed above.

Both of the above mortgage notes are personally guaranteed by the sole member of Braceshop Real Estate Holdings, LLC and the sole member’s spouse who is the Company’s CEO and guaranteed by Brace Shop, LLC.

NOTE 5 – LINE OF CREDIT

On September 30, 2013 the Company opened a $350,000 bank line of credit with a bank with a maturity date of September 30, 2015 collateralized by the assets of the Company. The terms of the line of credit state the Company will pay regular monthly payments of accrued interest beginning October 30, 2013 and all subsequent interest payments are due on the same day each month going forward. The Company was to pay this line of credit in one payment of all outstanding principal plus all accrued unpaid interest on September 30, 2015. The line of credit has a variable interest rate which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal plus 1.75 percent (3.5% at March 31, 2016). As of March 31, 2016 the line of credit is in default. The Company’s management executed a Forbearance and Modification Agreement related to the line of credit on June 1, 2016. Modified payments commenced on June 1, 2016 and are due on the first of each month going forward until April 1, 2017. The monthly payments will be $17,500 for the period of June 1, 2016 through July 1, 2016; $20,000 for the period of August 1, 2016 through September 1, 2016; and $25,000 for the period of October 1, 2016 through April 1, 2017. A final payment for the remaining balance is due on May 1, 2017. The balance of the line of credit amounted to $331,653 and $349,000 as of June 30, 2016 and December 31, 2015, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
Convertible notes payable with a bifurcated conversion option (including premium of $160,000)	5,010,710	0
Related party notes payable	250,000	125,000
Other notes payable	183,475	249,322
Discounts on notes payable	(483,245)	(33,071)
	4,960,940	341,251
Less current portion	(4,827,607)	(341,251)
Non-current notes payable	133,333	-

Convertible notes

New Activity in 2016 consists of the following:

On May 6, 2016 the Company assumed $4,485,541 of convertible notes made up of 56 different notes from 19 lenders and $176,208 of discounts as a result of the reverse acquisition and recapitalization (see note 1). The assumed convertible notes have conversion terms which includes 39% to 40% discounts of the average trading prices ranging of one to three days of the lowest traded prices for periods of ten to thirty days prior to conversion.

On February 26, 2016, the Company borrowed funds and issued a 16% senior secured convertible promissory note with a principal balance of $240,000. Payments of $8,267 are due on the first and fifteenth of each month starting April 1, 2016 and ending September 15, 2017. The installments will pay off the note in full. The note matures on August 26, 2017. The note is convertible into shares of VeriTeQ Corporation at 60% of the lowest trading price in the prior 10 trading days prior to the date of conversion. The Company recorded this as stock settled debt with a $160,000 premium. In the event of a default, the note holder may elect the Company to redeem the note in cash by wire transfer of immediately available funds at a price equal to the greater of (x) 115% of the Conversion Amount being redeemed and (y) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest Closing Sale Price of the shares of Common Stock during the period beginning on the date immediately preceding such event of default. In the event that the note is converted or redeemed (including via an Event of Default) prior to the maturity date, the Company shall pay to the note holder, in addition to any other amounts then owed, in cash upon such conversion or redemption, an amount in interest equal to the amount of interest that would otherwise have been payable if the note had been held until the maturity date. If the Company fails, on or prior to the Share Delivery Date, to issue and deliver a certificate to the note holder, the number of shares of Common Stock to which the note holder is entitled upon the note holder’s conversion of any Conversion Amount (a “Conversion Failure”), then (A) the Company shall pay damages to the note holder for each Trading Day of such Conversion Failure in an amount equal to 1.5% of the product of (1) the sum of the number of shares of Common Stock not issued to the note holder on or prior to the Share Delivery Date and to which the note holder is entitled, and (2) any trading price of the Common Stock selected by the note holder in writing as in effect at any time during the period beginning on the applicable Conversion Date and ending on the applicable Share Delivery Date and (B) the note holder, upon written notice to the Company, may void its Conversion Notice with respect to, and retain or have returned, as the case may be, any portion of the senior secured promissory note that has not been converted pursuant to such Conversion Notice; provided that the voiding of a Conversion Notice shall not affect the Company’s obligations to make any payments which have accrued prior to the date of such notice. The Company shall not effect the conversion of any portion of the senior secured promissory note, and the note holder shall not have the right to convert any portion of the senior secured promissory note, to the extent that after giving effect to such conversion, the note holder together with the other Attribution Parties collectively would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of Common Stock outstanding immediately after giving effect to such conversion. On each applicable Installment Date, the Company shall pay the installment amount by redeeming such installment amount in cash (a “Company Redemption”) or, if elected by the note holder, such combination of the installment amount in cash and Common Stock, provided that certain equity conditions have been met. At any time upon ten (10) business days prior written notice to the note holder, the Company may redeem all or any portion of this senior secured promissory note by delivering written notice thereof (the “Redemption Notice”) to the note holder, which Redemption Notice shall indicate the portion of the senior secured promissory note the Company is electing to require the note holder to redeem. Each portion of the senior secured promissory note subject to redemption by the Company shall be redeemed by the Company in cash by wire transfer of immediately available funds at a price equal 115% of the amount being redeemed. As of June 30, 2016 the Company has only remitted one payment of $8,267 to the lender related to this promissory note. As of June 30, 2016 the balance of this convertible promissory note amounted to $393,333, including the premium of $160,000.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

With respect to the June 14, 2016 note, in the event the Company were to issue or sell, or is deemed to have issued or sold, any shares of common stock for a consideration per share (the “New Issuance Price”) that is less than the conversion price in effect immediately prior to such issue or sale or deemed issuance or sale (a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the conversion price then in effect is reduced to an amount equal to the New Issuance Price.

These above June 14, 2016 notes and the convertible notes assumed on May 6, 2016 include embedded conversion options which will be bifurcated and accounted for as derivative liabilities at fair value (see Note 1). For warrant instruments the Company classifies such instruments as liabilities at their fair values at the time of issuance and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Related party notes payable

On each of January 6, 2016 and February 4, 2016 the CEO/sole member of the Company advanced $62,500 which was memorialized in a $125,000 non-interest bearing promissory note payable to the CEO/sole member of the Company on February 4, 2016. The note matures on May 1, 2016, however the note maturity date was extended to December 1, 2016.

Other notes payable

On June 27, 2016 the Company issued a promissory note with a principal balance of $184,500, an original issue discount (OID) of $34,500 and a debt issue cost discount of $2,630. The OID and issue costs are to be amortized over the term of the note. The Company received cash proceeds of $147,370 related to this promissory note. The terms of this promissory note include the lender drafting $1,025 each business day from the Company’s primary business account. The balance of this note payable amounted to $146,345 net of debt discount and OID of $37,130 as of June 30, 2016.

Interest expense was approximately $387,000 and $25,000 for the six months ended June 30, 2016 and 2015, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 7 – SUBORDINATED DEBT REPORTED AT FAIR VALUE

On May 6, 2016 as a result of the reverse acquisition and recapitalization (see note 1) the Company assumed a non-interest bearing secured subordinated convertible note accounted for using the fair value option under ASC 825 “Financial Instruments” (SNC Note). The fair value note was $249,495 on the assumption date and the note had a principal amount due of $3.3 million. Changes in the fair value are recorded through the Company’s statement of operations in each accounting period. The SNC Note is secured by all of the assets acquired by Veriteq under the 2012 asset purchase agreement (the “SNC Collateral”) consisting primarily of intellectual property. The note is convertible into one-third of the beneficial common stock ownership of the former CEO of Veriteq. At June 30, 2016 the former CEO owned 39 shares of Series E preferred stock convertible into 3.9% of the outstanding common stock of the Company on a fully diluted basis. Under the terms of the SNC Note, as amended, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the return of the SNC Collateral to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, the Company agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the assets. As of the date of this report, the collateral has not been accepted by the holder of the SNC Note and the SNC Note remains outstanding (see note 15). The fair value of the note was $263,138 at June 30, 2016.

NOTE 8 – RELATED PARTIES LOANS PAYABLE

On September 29, 2015, the Chief Executive Officer (CEO) of the Company, who is the sole member of the LLCs, advanced a non-interest bearing loan of $100,000 to the Company for operating activities. During 2015 the Company repaid the CEO $28,000. The balance of the loan amounted to $72,000 as of June 30, 2016 and December 31, 2015.

On October 19, 2015, the Medical Director of the Company who is the husband of the sole member advanced a non-interest bearing loan of $49,500 to the Company for operating activities. The balance of the loan amounted to $49,500 as of June 30, 2016 and December 31, 2015.

NOTE 9 – GUARANTEE LIABILITY

The Brace Shop, LLC, the CEO of the Company and VeriTeQ Corporation, are parties to a Stock Purchase Agreement dated November 25, 2015. The sole member of Brace Shop, LLC, is to sell all of her membership interests in Brace Shop, LLC to VeriTeQ Corporation. Pursuant to the Stock Purchase Agreement a portion of the purchase price payable by VeriTeQ was financed by the sale of a senior secured convertible promissory note in the principal amount of $147,058 by VeriTeQ Corporation to a third party and then advanced to the seller. In February 2016, pursuant to the Stock Purchase Agreement another portion of the purchase price payable by VeriTeQ was financed by the sale of a senior secured convertible promissory note in the principal amount of $147,058 by VeriTeQ Corporation to a third party and then advanced to the seller. Brace Shop, LLC signed a Security Agreement securing the VeriTeQ promissory note with certain Brace Shop, LLC assets. Pursuant to ASC 460 this creates an indirect guarantee of the debt of a third party. Brace Shop, LLC guaranteed this debt in anticipation of closing on the Stock Purchase Agreement. Per ASC 460 the indirect guarantee of the promissory note was recorded on the consolidated financial statements of Brace Shop, LLC at its estimated fair value of $294,117 and $147,058 as of March 31, 2016 and December 31, 2015, respectively. On May 6, 2016 the acquisition of Brace Shop was completed, at which time Brace Shop became a wholly owned subsidiary of the Company. As a result of the completion of the acquisition the guarantee liability of $294,117 was removed from the balance sheet and recognized as other income on the statement of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease for its office space as disclosed in Note 11 – Variable Interest Entity.

The Company is in default on its bank line of credit. The line is secured by the assets of the Company (see Note 5).

In November 2015 the Company executed a 6-month consulting agreement related to the Stock Purchase Agreement discussed in Note 1. The agreement requires monthly cash payments of $8,000 plus $25,000 worth of common stock quarterly after consummation of a reverse merger for any remaining term or renewal term of the agreement. The agreement automatically renews every six months unless otherwise terminated by either party with 30 days advance notice. As of June 30, 2016 the Company accrued $8,333 of consulting fees pursuant to the common shares due under the consulting agreement. As of June 30, 2016 there has not been any common shares issued related to the consulting agreement.

As a result of the foreclosure and disposal of Veriteq’s VAC subsidiary, prior to the reverse acquisition of May 6, 2016, approximately $2.6 million of liabilities were deconsolidated. There is a possibility that creditors could pursue claims against the Company in connection with these liabilities.

In October 2015, the Company executed five Consent and Release Agreements with five different noteholders. The related notes totaled $755,620. The Company’s interpretation of the Consent and Release Agreements was that all the associated debt related to these note holders was forgiven. The noteholders allege the debt is still outstanding, however in April 2016 one of the noteholders forgave $319,000 of his notes in connection with a separate release agreement. As of June 30, 2016 the remaining debt in dispute is recorded on the books of the Company until this dispute is resolved.

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

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 11 – VARIABLE INTEREST ENTITY

Current Generally Accepted Accounting Principles (GAAP) requires a reporting entity to consolidate a Variable Interest Entity (VIE) when that reporting entity is considered to be the primary beneficiary of the VIE. As a result, VIE guidance requires in certain circumstances, a reporting entity (lessee) to consolidate a lessor entity when both entities are under common control.

On March 20, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-07, Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements, providing private companies with accounting alternatives for lease arrangements meeting specified criteria. This ASU is the third accounting alternative for private companies endorsed by the FASB based upon recommendations of the Private Company Council (PCC).

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Business Entity – An addition to the Master Glossary, which defines a public business entity for purposes of GAAP in ASUs issued subsequent to ASU 2013-12 (it does not change existing definitions of public and nonpublic entities contained within GAAP resulting from standards prior to ASU 2013-12). This definition is not limited to companies that are registered with the U.S. Securities and Exchange Commission, but includes, among others, entities whose financial statements are included in filings with the SEC and entities with securities traded in the OTC markets. As such, an entity considering adoption of the accounting alternatives provided in this Update should first evaluate whether they are within the scope of the Update.

Per Review of ASU 2013-12 C Brace Shop, LLC and Braceshop Real Estate Holdings, LLC need to consolidate due to a VIE relationship because (i) Brace Shop is the primary beneficiary of Braceshop Real Estate Holdings, LLC since it occupies the office space and (ii) Brace Shop provides financial support to Braceshop Real Estate Holdings, LLC by making rental payments for the property and both are under common control. Since Brace Shop consolidated into Veriteq Corp., a public company, filing with the SEC they are not able to use the alternative provided by ASU 2014-07 for private companies.

Brace Shop, LLC and Braceshop Real Estate Holdings, LLC entered into a lease agreement in July 2012 where in Brace Shop rents office space from Braceshop Real Estate Holdings, LLC. During the six months ended June 30, 2016 and 2015 Brace Shop recorded $91,834 and $91,834 respectively, of rent expense for the office, which is eliminated in consolidation.

The assets and liabilities of the VIE are as follows:

	6/30/2016	12/31/2015
ASSETS:
Cash	$3,523	$2,727
Office Building and Building Improvement, net	876,334	888,846
Total Assets	$879,857	$891,573

LIABILITIES:
Accounts Payable	$33,007	$46,742
Mortgage Notes Payable, net of discount	767,813	783,642
Total Liabilities	$800,820	$830,384

The building and building improvements have been presented separately on the accompanying unaudited consolidated balance sheets as they are secured by a first and second mortgage held by VIE creditors. Furthermore, as discussed in Note 4 the primary beneficiary, Brace Shop, LLC, has guaranteed the mortgage note obligations.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 12 – RELATED PARTY

The Company has the following balances and transactions with related parties (see Notes 6 and 8):

On September 29, 2015, the Chief Executive Officer (CEO), who was then the sole member of the LLCs, of the Company advanced a non-interest bearing loan of $100,000 to the Company for operating activities. During 2015 the Company repaid the CEO $28,000. The balance of the loan amounted to $72,000 as of June 30, 2016 and December 31, 2015.

On October 19, 2015, the Medical Director of the Company who is the husband of the then sole member advanced a non-interest bearing loan of $49,500 to the Company for operating activities. The balance of the loan amounted to $49,500 as of June 30, 2016 and December 31, 2015.

On November 27, 2015, the Company issued a $125,000 non-interest bearing promissory note payable to the then CEO/sole member of the Company. The CEO/sole member provided the Company funds for general operating expenses. The note matured on April 1, 2016, however the note was extended to December 1, 2017.

On February 4, 2016, the Company issued another $125,000 non-interest bearing promissory note payable to the CEO/sole member of the Company. The CEO/sole member provided the Company funds for general operating expenses. The note matured on May 1, 2016, however the note was extended to December 1, 2017.

NOTE 13 – FINANCIAL INSTRUMENTS

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

During the six months ended June 30, 2016 and the year ended December 31, 2015, the SNC Note (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. The changes in fair value of the SNC Note, the bifurcated embedded option in the convertible notes and the warrant liability during the six months ended June 30, 2016 and the year ended December 31, 2015 are reflected in the changes in fair value of derivative and other fair valued instruments in the Company’s statement of operations.

As of June 30, 2016 the fair value of the convertible subordinated debt was determined using a discounted cash flow model. The fair value of the November 2013 Warrants and the bifurcated embedded option in the convertible notes were determined using various Monte Carlo simulations.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following table summarizes our financial assets and liabilities measured at fair value as presented in the balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated debt	$—	$—	$263	$—	$—	$—
Bifurcated option in convertible notes	$—	$—	$3,821	$—	$—	$—
Warrant liabilities	$—	$—	$1,582	$—	$—	$—

The following is a summary of activity of Level 3 liabilities for the six months ended June 30, 2016:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities
Balance at December 31, 2015	$-	$-	$-
Recapitalization	249	3,842	1,439
Issuance of additional debt		88	206
Conversion of notes into share of common stock
Losses (gains) included in net loss	14	(109)	(63)
Balance at June 30, 2016	$263	$3,821	$1,582

NOTE 14 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As part of the recapitalization of equity related to the May 6, 2016 acquisition described in Note 1, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share, and assumed 1,400 shares of Series D Preferred Stock outstanding presented as temporary equity of $1,400,000 and is deemed to have issued 39 shares of Series E preferred stock to the original shareholders of Veriteq Corp. In addition, the Company had 849 shares of Series E preferred stock outstanding. In total 888 shares of the Series E stock is convertible into 88.8% of the issued and outstanding Common Stock on a fully-diluted basis, however it is not convertible until the six (6) month anniversary of the closing of the transaction. Further, once a majority of the outstanding Series E Preferred Stock has been converted into common stock, then any other Series E Preferred Stock then outstanding shall automatically be deemed converted into common stock on the fifth business day following the date that a majority of the outstanding Series E Preferred Stock is converted into common stock.

Common Stock

As part of the recapitalization of equity related to the May 6, 2016 reverse acquisition described in Note 1, the Company has authorized 100 billion shares of common stock, par value $0.00001 per share, and is deemed to have issued 965,635 common shares to the original shareholders of Veriteq Corp.

Warrants Deemed as Liabilities

As part of the recapitalization of equity related to the May 6, 2016 reverse acquisition described in Note 1, the Company assumed $1,439,130 of warrant liabilities at fair value as of May 6, 2016. The Company issued warrants in connection with a debt financing with an initial fair value of $206,324 in June 2016. The Company recognized a change in fair value of warrant liabilities of income of $63,014 related to the fair value of the warrant liabilities for the period ended June 30, 2016. As of June 30, 2016 the balance of the warrant liability was $1,582,440.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

	Options	Weighted average
	Quantity	exercise price
Options outstanding as of December 31, 2015	-	$-
Options assumed in reverse acquisition	123,500,000	0.036
Options granted	-	-
Options exercised	-	-
Forfeitures	-	-
Options outstanding as of June 30, 2016	123,500,000	$0.036

NOTE 15 – SUBSEQUENT EVENTS

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

On November 10, 2016, the Company issued a convertible promissory note with a principal amount of $750,000 for which the Company received $315,638 in proceeds net of deferred financing fees of $56,400, a payment made directly to a noteholder of $84,050, a payment made directly to a line of credit of $281,771 and a payment made directly to paydown state taxes of $12,141. This note is due on May 10, 2018, eighteen months after the effective date and bears interest at a rate of 18% per annum. At any time while this Note is outstanding, but only upon: (i) the occurrence of an Event of Default under any of the Loan Documents; or (ii) mutual agreement between the Borrower and the Holder, the Holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, Premium, if applicable, and any other sums due and payable hereunder or under any other Loan Documents (such total amount, the “Conversion Amount”) into shares of Common Stock of the Company (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) eighty-five percent (85%) of the lowest of the daily volume weighted average price of the Borrower’s Common Stock during the five (5) Business Days immediately prior to the Conversion Date, which price shall be indicated in the conversion notice. This note includes an embedded conversion option which will be bifurcated and accounted for as a derivative liability at fair value (see Note 2). In connection with this convertible promissory note the Company entered into an Advisory Services Agreement with the lender dated November 10, 2016 where a range of advisory services were rendered which may, or may not, have included (i) identifying, evaluating and advising in relation to the Company's current structural (including business model), financial, operational, managerial, strategic and other needs and objectives, (ii) preparing and coordinating with the Company and others in the development of business plans, and financial models, (iii) identifying potential merger, acquisition, divestiture, consolidation or other combination ("M&A Transaction") opportunities and negotiating, structuring and advising in connection with potential M&A Transactions, (v) advising and assisting the Company in connection with the preparation of any registration statements, periodic or other SEC reports or proxies, and (vi) coordinating with, and advising in connection with the activities of, Outside Professionals, including without limitation attorneys, accountants, market professionals, etc. The compensation for these services was $337,500. The management advisory services are fully secured under the loan documents and have been expensed as professional fees as of November 10, 2016, the period the management advisory services were provided. The convertible promissory note and the Advisory Service Agreement have the following repayment terms; commencing December 18, 2016 there will be three payments of interest only totaling $11,250; the following fourteen months the Company will repay principal, interest and $5,000 toward the Advisory Service Agreement totaling monthly payments of $61,208. The eighteenth payment will be comprised of principal, interest and a balloon payment of $267,500 related to the Advisory Service Agreement.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Promissory Notes

On July 1, 2016 the Company issued a promissory note with a principal balance of $103,664 and an original issue discount of $6,664. The terms of repayment require the Company to make aggregate payments of not less than 10% of the principal balance every 90 days beginning at the end of the cancellation period (the third calendar day after funding was received) and ending when the principal amount has been paid in full or 540 days after the end of the cancellation period, whichever first occurs. The debt discount will be amortized over the term of the note. This note is collateralized by the Company’s PayPal account, any other PayPal account of the Company and all balances in such PayPal accounts, all general intangibles defined in Article 9 of the Uniform Commercial Code as in effect in the state of Utah, all payment intangibles, all rights to payment and other rights of the Company in connection with the Company’s PayPal account or any other PayPal account of the Company including all monies, cash equivalents, and all proceeds and products , whether tangible or intangible related to the PayPal accounts mentioned above.

Loan Agreement

On October 1, 2016 (Execution Date) the Company executed a loan agreement with a third party (Lender) the terms of the loan agreement include issuance of a promissory note dated October 1, 2016 with a principal amount of $42,250, for which the Company proceeds of $32,500; beginning on the date that is one month following the Execution Date, and continuing on the same calendar day of each successive month thereafter, the Lender shall invest an amount equal to $12,500, until the Lender has invested an aggregate amount of $70,000 (the Purchase Price). In return for each subsequent investment the Company shall issue the Lender notes in the original principal amount of $16,250 per note; beginning on the fifteenth calendar day of the month that is six months following the Execution Date, and continuing on the same calendar day of each successive month thereafter, the Company shall make payments in cash to the Lender until a total of $91,000 has been paid to the Lender, the amount of each cash repayment shall be equal to 50% of the Company's net profit earned in the month prior to the month of the applicable cash payment. Net profit shall be defined as net revenue minus cost of goods sold and marketing expenses less $73,000. As of the date of this report the November 1, 2016 and December 1, 2016 loans have not been received by the Company.

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

Convertible Notes

On August 16, 2016 the Company issued a convertible promissory note with a principal amount of $52,500 for which the Company received $50,000 in proceeds net of original issue discount of $2,500. This note is due one year after the date of issuance, bears interest at a rate of 12% per annum, and is convertible into shares of common stock at the lesser of (i) $0.18 per share or (ii) 60% of the average of the three lowest trading prices of the Company’s common stock during the 15 days prior to conversion.

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

These above notes include embedded conversion options which will be bifurcated and accounted for as derivative liabilities at fair value. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations.

In September 2016 the Company amended its Certificate of Incorporation to amend the authorized common shares to 100 million from 100 billion.  This change has been retroactively presented in the balance sheet.

VERITEQ CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this quarterly report.

Brace Shop operates as an expanding online retailer of orthopedic braces and supports for the various extremity categories such as knee, ankle, back, wrist, shoulder, elbow, foot and neck; physical therapy and rehabilitation equipment such as hot and cold therapy, electric simulation, medical tables and ambulatory devices. Operating for over 15 years, Brace Shop distributes their products worldwide to a variety of industries including healthcare professionals, hospitals and clinics, government institutions, school sport teams and to the general public. Braceshop Real Estate Holdings, was formed as a Florida limited liability company on April 12, 2012 and is an affiliate of Brace Shop. Brace Shop and Braceshop Real Estate Holdings are under common control and Brace Shop Real Estate Holdings is considered a variable interest entity for the purpose of the consolidated financial statements.

At the closing of the Reverse Merger, Scott Silverman resigned as Chairman of our Board of Directors, Shawn Wooden resigned as a member of the Board of Directors and we elected Mrs. Lynne Shapiro as a member of the Board of Directors.

As a result of the Reverse Merger and the change in business and operations of our company from a public “shell” company to a company engaged in the business of providing orthopedic braces, a discussion of the past financial results of our company is not pertinent, and under generally accepted accounting principles in the United States the historical financial results of Brace Shop, the accounting acquirer, prior to the Reverse Merger are considered the historical financial results of our company. The Reverse Merger was accounted for as a recapitalization effected by a Reverse Merger, wherein Brace Shop is considered the acquirer for accounting and financial reporting purposes.

The following discussion highlights the results of operations of Veriteq Corp. and its wholly-owned subsidiary Brace Shop and its affiliate Braceshop Real Estate Holdings and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the financial condition and results of operations presented herein. The following discussion and analysis is based on the unaudited consolidated financial statements contained in this Quarterly Report, which has been prepared in accordance with generally accepted accounting principles in the United States. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Basis of Presentation

The unaudited consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

VERITEQ CORPORATION AND SUBSIDIARIES

Results of Operations

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

The following table sets forth our revenues, expenses and net loss for the three and six months ended June 30, 2016 and 2015. The financial information below is derived from our unaudited consolidated financial statements included as an exhibit to this Quarterly Report.

	For the Three Ended June 30,		For the Six Ended June 30,
	2016	2015	2016	2015
Revenue
Retail Sales	$1,801,375	$1,674,505	$3,484,999	$3,373,257

Total Revenue	$1,801,375	$1,674,505	$3,484,999	$3,373,257

Cost of Retail Sales	$(1,191,470)	$(1,081,849)	$(2,271,406)	$(2,186,229)
Gross Profit	$609,905	$592,656	$1,213,593	$1,187,028

Operating Expenses:
General and Administrative	$197,251	$54,481	$(336,035)	$(117,289)
Marketing and Promotion	$305,633	$338,517	$(653,504)	$(684,211)
Payroll Expenses	$237,206	$232,146	$(468,745)	$(405,922)
Credit Card Processing	$71,644	$68,600	$(129,328)	$(129,391)
Total Operating Expenses	$811,734	$693,744	$(1,587,612)	$(1,336,813)

Loss from Operations	$(201,829)	$(101,088)	$(374,019)	$(149,785)
Other Income and Expense:
Other Income (Expense)	$303,080	$0	$156,021	$0
Sublease Income	$5,508	$2,125	$11,370	$3,250
Change in fair value of derivative and other fair valued instruments, net	$158,108	$0	$158,108	$0
Interest Expense	$(181,832)	$(12,807)	$(387,387)	$(25,135)

Total Other Income (Expense)	$284,864	$(10,682)	$(61,888)	$(21,885)

Net Loss	$83,035	$(111,770)	$(435,907)	$(171,670)

Revenues

The Company’s revenues were $1,801,375 and $1,674,505 for the three months ending June 30, 2016 and 2015, respectively. This increase was primarily due to revenue earned related to product fulfillment. The Company’s revenues were $3,484,999 and $3,373,257 for the six months ending June 30, 2016 and 2015, respectively. This increase was primarily due to revenue earned related to product fulfillment.

VERITEQ CORPORATION AND SUBSIDIARIES

Cost of Revenue

Our cost of revenue increased by $109,621, or 10%, during the three months ending June 30, 2016, to $1,191,470, from $1,081,849 in cost of goods sold for the three months ended June 30, 2015. The increase in cost of goods sold was directly related to the increase in sales resulting in higher product costs and shipping costs. Our cost of revenue increased by $85,177, or 14, during the six months ending June 30, 2016, to $2,271,406, from $2,186,229 in cost of goods sold for the six months ended June 30, 2015. The increase in cost of goods sold was directly related to the increase in sales resulting in higher product costs and shipping costs.

Operating Expenses

Total operating expenses were $811,734 and $693,744 for the three months ending June 30, 2016 and 2015, respectively. This increase is primarily due to the Company incurring higher professional fees and payroll expenses in 2016 resulting partially from the costs of the reverse acquisition and costs of maintaining public company status. Total operating expenses were $1,587,612 and $1,336,813 for the six months ending June 30, 2016 and 2015, respectively. This increase is primarily due to the Company incurring higher professional fees and payroll expenses in 2016 resulting partially from the costs of the reverse acquisition and costs of maintaining public company status.

Loss from Operations

We reported a loss from operations of $201,829 for the three months ended June 30, 2016, as compared to a loss from operations of $101,088 for the three months ended June 30, 2015, which represents an increase of $100,714, 100%, for the three months ended June 30, 2016. We reported a loss from operations of $374,019 for the six months ended June 30, 2016, as compared to a loss from operations of $149,785 for the six months ended June 30, 2015, which represents an increase of $224,234, 150%, for the six months ended June 30, 2016.

Other Income (Expenses)

Total other income, net of other expense, was $284,864 for the three months ended June 30, 2016, compared to other expense, net of other income of $10,682 for the three months ended June 30, 2015. Interest expense was $181,832 for the three months ended June 30, 2016 as compared to interest expense of $12,807 for the three months ended June 30, 2015, which is due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition. Other income was $303,080 and $0 for the three months ended June 30, 2016 and 2015, respectively. Other income items related primarily to the reversal of $294,117 in guaranteed liability that was effectuated by the Reverse Merger and $158,108 related to the change in fair value of derivative and other fair valued instruments. Sublease income was $5,508 for the three months ended June 30, 2016, compared to $2,125 for the three months ended June 30, 2015. Total other expense, net of other income, was $61,888 for the six months ended June 30, 2016, compared to other expense, net of other income of $21,855 for the six months ended June 30, 2015. Interest expense was $387,387 for the six months ended June 30, 2016 as compared to interest expense of $25,135 for the six months ended June 30, 2015, which is due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition. Other income was $156,021 and $0 for the six months ended June 30, 2016 and 2015, respectively. Other income related primarily to the reversal in the second quarter of $294,117 in guaranteed liability that was effectuated by the Reverse Merger offset by a guarantee expense of $147,059 in the first quarter and $158,108 related to the change in fair value of derivative and other fair valued instruments. Also the Company repaid notes payable in the six months ended June 30, 2016 and received a discount for the prepayment resulting in a gain on extinguishment of debt of $8,963 which was included in other income. Sublease income was $11,370 for the six months ended June 30, 2016, compared to $3,250 for the six months ended June 30, 2015.

Net Income (Loss)

Net income for the three months ended June 30, 2016 was $83,035 compared to a net loss of $111,770 for same period in 2015. The net income was primarily attributable to the reversal of $294,117 in guaranteed liability that was effectuated by the Reverse Merger and $158,108 in change in fair value of derivative and other fair valued instruments. Net loss for the six months ended June 30, 2016 was $435,907 compared to a net loss of $171,670 for same period in 2015. The net loss was primarily attributable increased interest expense, increased professional fees and increased payroll expenses.

VERITEQ CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2016, we had a cash balance of $58,103. Our working capital deficit was $14,924,369 at June 30, 2016.

We reported a net decrease in cash for the six months ended June 30, 2016 of $11,066. While we currently have no material commitments for capital expenditures, at June 30, 2016 we owed approximately $768,000 under mortgage notes payable, $332,000 under a line of credit, approximately $5.3 million (including related party notes of $250,000) but gross before consideration of discounts and premiums under notes payable, $3.3 million principal under subordinated debt (recorded at fair value of $263,000), and $4,300,000 in accounts payable and accrued expenses.

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $435,907 during the six months ended June 30, 2016. We do not anticipate we will be profitable in 2016. Therefore our operations will be dependent upon our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we will incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore, we have debt obligations which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the unaudited consolidated financial statements for the six months ended June 30, 2016 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the six months ended June 30, 2016 amounted to $304,865 and was primarily attributable to our net loss of $435,907, gain on extinguishment of debt of $8,963, change in fair value of derivatives and other fair value instruments of $158,110 offset by depreciation of $14,422, accretion of premium on convertible note payable of $160,000, amortization of debt discount of $89,190, and changes in operating assets and liabilities of $34,503. Net cash flows used in operating activities for the six months ended June 30, 2015 amounted to $300,560 and was primarily attributable to our net loss of $171,670, offset by depreciation of $15,140, amortization of deferred loan costs of $5,895 and changes in operating assets and liabilities of $149,925.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2016 included $37,000 of a pre-acquisition loan to Veriteq Corp.

Financing activities

Net cash flows provided by financing activities was $330,799 for the six months ended June 30, 2016. We received proceeds from convertible notes payable of $621,293. We made notes payable payments of $256,971, repayments of line of credit of $17,347 and mortgage note payments of $16,176. Net cash flows provided by financing activities was $294,999 for the six months ended June 30, 2015. We received proceeds from a line of credit of $65,000 and proceeds from a note payable of $300,000. We had a bank overdraft of $31,263. We made payments to notes payable of $85,604 and mortgage note payments of $15,660.

VERITEQ CORPORATION AND SUBSIDIARIES

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. We have incurred recent net losses however our stockholders’deficit of $16,304,926 is primarily a result of the recapitalization charges to additional paid in capital of approximately $16.4 million as of June 30, 2016, and further losses are anticipated in the development of our business, raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

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

The following table summarizes our contractual obligations as of June 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Line of credit	$331,653	331,653	—	—	—
Notes payable	$5,034,185	4,900,852	133,333	—	—
Related party loans payable	$121,500	121,500	—	—	—
Related party note payable	$250,000	250,000	—	—	—
Mortgage payable	$767,813	32,697	107,713	78,324	549,079
Subordinated debt at principal value	$3,300,000	3,300,000	—	—	—
Total Contractual Obligations:	$9,805,151	8,936,702	241,046	78,324	549,079

Off Balance Sheet Arrangements

As of the date of this Quarterly Report, we had no off-balance sheet arrangements. We are not aware of any material transactions that are not disclosed in our consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated financial statements and revenues and expenses during the reporting period. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, inventory valuation, useful life of property and equipment, valuation of long lived assets, sales returns reserves, fair value of guarantees, assumptions used in valuation models used in estimating the fair values of certain promissory notes, warrants, embedded conversion options, stock-based compensation and determining valuation allowance for deferred assets.

Accounts Receivable

The Company extends thirty-day credit terms to certain customers based on credit worthiness of medical supply companies, hospitals, military, government institutions and schools. Management reviews any accounts receivable balances over thirty days. Account balances that are deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The accounts receivable balance is comprised mostly of internet sales due to merchant account timing differences.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out method.

Property and Equipment

Property and equipment and building and building improvements are carried at cost. The cost of repairs and maintenance is expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. Building improvements are amortized on a straight-line basis over the building depreciable period.

Internal Use Software

Costs incurred to develop internal-use software during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of five years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

VERITEQ CORPORATION AND SUBSIDIARIES

Revenue Recognition and Sales

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company derives revenue from online orders from customers and direct sales via purchase orders to a variety of industries and enterprises including healthcare professionals, hospitals and clinics, government institutions, and school sports teams. The Company recognizes revenue upon shipment of its products.

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

Stock-Based Compensation

Stock-based compensation awards to employees are measured at fair value on the grant date and compensation cost is recognized on a straight line basis over the requisite service period of each award. Stock-based compensation awards to nonemployees are measured and expensed at fair value at the date services are rendered.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recent Accounting Pronouncements” in the financial statements filed with this Quarterly Report.

Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

VERITEQ CORPORATION AND SUBSIDIARIES

Forward Looking Statements

Certain statements and the discussion herein regarding the Company’s business and operations that are not purely historical facts, including statements about our beliefs, intentions or future expectations, may be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may”, “expect”, “anticipate”, “intend”, “estimate” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward looking statements involve risks and uncertainties and are subject to change at any time, and that our actual results could differ materially from expected results. These risks and uncertainties include, without limitation, VeriTeQ’s ability to continue to raise capital to fund its operations and the operations of its subsidiaries; as well as other risks or events beyond VeriTeQ’s control. VeriTeQ undertakes no obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events, except as required by law.

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon this evaluation, the Company’s Chief Executive Officer concluded that as of June30, 2016, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness at June 30, 2016 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and for their fair values to be adjusted at each accounting period.

To address the material weaknesses described above, the Company continues to seek assistance with various third parties with expertise in such instruments and matters of fair value, in order to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GA on a timely basis.

Change in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2016. The Company has not fully remediated its material weakness as of June 30, 2016, and remediation efforts will continue through the remainder of fiscal 2016.

VERITEQ CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under “Risk Factors”, in our Current Report on Form 8-K filed on May 11, 2016. There have been no changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

