Form 10-Q
period 2016-09-30
VERITEQ
filed 2017-02-17
CIK 924642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

VERITEQ CORPORATION AND SUBSIDIARIES

VERITEQ CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$-	$69,169
Accounts Receivable	9,628	20,790
Inventories	216,585	301,883
Other Current Assets	5,923	-

Total Current Assets	232,136	391,842

Property and Equipment, net	10,583	13,468
Office Building and Building Improvements, net	870,078	888,846

Total Assets	$1,112,797	$1,294,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$2,326,609	$1,526,309
Accrued Expenses	2,164,268	31,672
Bank Overdraft	8,257	-
Sales Returns Reserve	29,173	33,945
Mortgage Notes Payable, current portion	33,009	32,654
Line of Credit	278,404	349,000
Notes Payable, net of debt discount of $365,992 and $38,270, including premium of $106,667 and $0 respectively, current portion (related party $250,000 and $125,000, respectively)	5,010,886	341,251
Subordinated debt with an embedded conversion option, at fair value	300,601	-
Warrant liabilities at fair value	1,467,830	-
Related Parties Loans Payable	121,500	121,500
Guarantee Liabilities	-	147,058
Liabilities for conversion options of convertible notes	6,078,434	-
Total Current Liabilities	17,818,971	2,583,389

Mortgage Notes Payable, net of current portion and discounts	726,808	750,988
Convertible Notes Payable, including premium of $53,333 and $0 respectively	133,333	-
Total Liabilities	18,679,112	3,334,377

Commitments and Contingencies (Note 10)

Series D preferred stock ($0.01 par value; 1,400 shares outstanding)	1,400,000	-

Stockholders' deficit:
Preferred stock ($0.01 par value; 5 million shares authorized; Series E preferred stock, 1,000 designated, 888 and 849 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9	9
Common stock ($0.00001 par value; 100 million shares authorized; 965,635 and 0 shares issued and outstanding)	10	-
Additional paid-in capital	(16,404,799)	(9)
Accumulated deficit	(2,561,535)	(2,040,221)
Total stockholders' deficit	(18,966,315)	(2,040,221)

Total liabilities and stockholders' deficit	$1,112,797	$1,294,156

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES:
Retail sales	$1,529,252	$1,855,578	$5,014,251	$5,228,835

Total Revenue	1,529,252	1,855,578	5,014,251	5,228,835

COST OF RETAIL SALES:	980,132	1,143,648	3,251,538	3,329,877

GROSS PROFIT	549,120	711,930	1,762,713	1,898,958

OPERATING EXPENSES:
General and administrative expenses	111,808	87,345	447,843	204,634
Marketing and promotion	273,229	323,953	926,733	1,008,164
Payroll expenses	234,250	212,941	702,995	618,863
Credit card processing	79,042	73,740	208,370	203,131

Total Operating Expenses	698,329	697,979	2,285,941	2,034,792

INCOME (LOSS) FROM OPERATIONS	(149,209)	13,951	(523,228)	(135,834)

OTHER INCOME (EXPENSES):
Other Income (Expense)	-	-	156,022	-
Sublease Income	4,799	2,125	16,169	5,375
Change in fair value of derivative and other fair valued instruments, net	(2,145,673)	-	(1,987,565)	-
Interest Expense	(371,307)	(13,232)	(758,694)	(38,367)

Total Other Income (Expense)	(2,512,181)	(11,107)	(2,574,068)	(32,992)

NET INCOME (LOSS)	$(2,661,390)	$2,844	$(3,097,296)	$(168,826)

NET LOSS PER COMMON SHARE:
Basic	$(2.76)	0	$(3.45)	0
Diluted	$(2.76)	0	$(3.45)	0

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	965,635	0	898,288	0
Diluted	965,635	0	898,288	0

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the nine months ended September 30, 2016

(UNAUDITED)

					Additional		Total
	Preferred Stock Series E		Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Deficit

Balance at December 31, 2015	849	9	-	-	(9)	(2,040,221)	(2,040,221)

Recapitalization of Equity	39	-	965,635	10	(13,828,808)	-	(13,828,798)

Reorganization reclassification	-	-	-	-	(2,575,982)	2,575,982	-

Net Loss for the nine months ended September 30, 2016	-	-	-	-	-	(3,097,296)	(3,097,296)

Balance at September 30, 2016	888	9	965,635	10	(16,404,799)	(2,561,535)	(18,966,315)

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,097,296)	$(168,826)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	21,653	22,710
Amortization of Deferred Loan Costs	-	5,895
Amortization of Debt Discount	255,685	-
Change in fair value of derivatives and other fair value instruments	1,987,565
Accretion of Premium on Convertible Note Payable	160,000	-
Gain on Extinguishment of Debt	(8,963)	-
Changes in Operating Assets and Liabilities:
Inventory	85,298	(55,764)
Accounts Receivable	11,162	43,829
Other Current Assets	(5,877)	(100,375)
Accounts Payable	103,924	109,820
Sales Returns Reserve	(4,772)	(68,306)
Accrued Expenses	277,008	(36,742)
Guarantee Liabilities	(147,058)	-

Net Cash Used in Operating Activities	(361,671)	(247,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loan due to Veriteq	(37,000)	-

Net Cash Used in Investing Activities	(37,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	8,257	-
Proceeds from Line of Credit	-	77,000
Proceeds from Note Payable	-	400,000
Proceeds from Convertible Note Payable	763,293	-
Related Party Borrowings	-	108,662
Repayment of Line of Credit	(70,596)	(12,000)
Repayment of Notes Payable	(347,152)	(167,096)
Repayment to Related Party	-	(28,000)
Repayment of Mortgage Notes	(24,300)	(23,532)

Net Cash Provided by Financing Activities	329,502	355,034

Net Increase (Decrease) in Cash	(69,169)	107,275

Cash - Beginning of Period	69,169	5,561

Cash - End of Period	$-	$112,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$66,471	$38,367
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Liabilities assumed in recapitalization	$12,428,845	$-
Less: assets assumed in recapitalization	(46)	-
Net liabilities assumed	12,428,799	-
Preferred stock issued in recapitalization	1,400,000	-
Increase in APIC	$13,828,799	$-

Debt Discount Recorded on Notes Payable	$411,881	$24,000
Reclassification of accumulated deficit to additional paid in capital	$2,575,982	$-

See accompanying condensed notes to unaudited consolidated financial statements.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of September 30, 2016 the Company did not have any balances that exceeded the federally insured limits.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Accounts Receivable

The Company extends thirty-day credit terms to certain customers based on credit worthiness of medical supply companies, hospitals, military, government institutions and schools. Management reviews any account receivable balances over thirty days. Account balances that are deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  The accounts receivable balance is comprised mostly of internet sales due to merchant account timing differences. During the nine months ended September 30, 2016 and 2015, the Company recognized $0 of expenses related to uncollectible accounts receivable and management has determined that an allowance was not necessary at September 30, 2016 and December 31, 2015.

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

Impairment of Long-Lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended September 30, 2016 and 2015 the Company recorded no impairment charges.

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

SEPTEMBER 30, 2016

(Unaudited)

Cost of Retail Sales

Cost of retail sales includes cost of finished good products and shipping in and out costs. There was no depreciation expense that was allocable to cost of retail sales.

Marketing and Promotion

Marketing and promotion is expensed as incurred. Marketing and promotion expenses for the nine months ended September 30, 2016 and 2015 were $926,733 and $1,008,164, respectively.

Shipping Costs

Shipping costs are included in cost of retail sales and totaled $572,602 and $567,949 for the nine months September 30, 2016 and 2015, respectively.

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

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following stock options and warrants and shares issuable upon conversion of convertible notes payable outstanding at September 30, 2016 and 2015 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	September 30,	September 30,
	2016	2015
Stock options	123,500,000	-
Warrants	91,054,552	-
Shares issuable upon conversion of Series D preferred stock	27,988,804	-
Shares issuable upon conversion of convertible notes payable	237,990,962	-
Shares issuable upon conversion of subordinated note	20,257,095	-
Shares issuable upon conversion of Series E preferred stock	1,383,715,403
Shares issuable to a consultant	665,309	-
	1,885,172,125	-

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

Concentrations of Major Customer and Major Vendors

Brace Shop, LLC holds a United States Government GSA VA government contract. Revenues from this contract are approximately 1.71% and 1.59% of total revenues in for the nine months ended September 30, 2016 and 2015, respectively. The loss of this contract or any other government contract or institutional supply contract could have an effect on our sales. If the Brace Shop failed to maintain the proper reporting or management of the VA contract, this could result in a loss of business.

As of September 30, 2016 100% of accounts receivable was due from one customer.

As of December 31, 2015 approximately 83% of accounts receivable was due from one merchant bank related to the processing of on-line orders.

As of September 30, 2016, three vendors accounted for 39% of accounts payable.

As of December 31, 2015, three vendors accounted for 38% of accounts payable.

The Brace Shop, LLC has a concentration of major vendors. During the nine months ended September 30, 2016, two vendors accounted for 49% of cost of retail sales as follows; 25% and 24%.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Brace Shop, LLC has a concentration of major vendors. During the nine months ended September 30, 2015, two vendors accounted for 45% of cost of retail sales as follows; 21% and 24%.

The Company had foreign sales totaling $230,887 or 5% of total revenue of $5,014,251 for the nine months ended September 30, 2016. For the nine months ended September 30, 2015 the Company had foreign sales totaling $321,078 or 6.5% of total revenue of $5,228,835.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2016, the Company had a stockholders’ deficit of $18,966,316 and a working capital deficiency of $17,586,836. For the nine months ended September 30, 2016 the net loss totaled $3,097,296. The net cash used in operating activities for the nine months ended September 30, 2016 totaled $361,671. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing.  While the Company believes in the viability of its strategy to increase sales volume there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products to achieve increased consumer recognition. These unaudited consolidated financial statements do not include any adjustments relating to recovery of recorded assets or classification of liabilities should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory, consists of finished goods which are stated at the lower of cost and net realizable value utilizing the first-in, first-out method. As of September 30, 2016 and December 31, 2015 the inventory balances were $216,584 and $301,883, respectively.

NOTE 4 – MORTGAGE NOTES PAYABLE

On June 29, 2012 Braceshop Real Estate Holdings, LLC executed a mortgage note payable to a bank in the amount of $477,500 relating to an office condominium where the Company’s corporate offices are located. The terms of the note includes the Company remitting nine monthly consecutive interest payments, beginning July 29, 2012, with interest calculated on the unpaid principal balance using an interest rate of 5.3% per annum based on a year of 360 days; one hundred nineteen monthly consecutive principal and interest payments of $3,252 each beginning April 29, 2013, with interest calculated on the unpaid principal balance using an interest rate of 5.3% per annum based on a year of 360 days and one principal and interest payment of $304,535 due on March 29, 2023. Braceshop Real Estate Holdings, LLC recorded loan costs on the mortgage note payable as a debt discount. The loan costs are being amortized over the term of the mortgage notes payable. The effective interest rate resulting from the debt discounts was not materially changed from the 5.3%. The balance of the mortgage note payable was $421,660, net of debt discount of $4,682 (principal balance of $426,342) and $432,882, net of debt discount of $5,202 (principal balance of $438,084) as of September 30, 2016 and December 31, 2015 respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On June 29, 2012 Braceshop Real Estate Holdings, LLC executed a mortgage note payable due to the Florida Business Development Corporation (FBDC) and guaranteed by the U.S. Small Business Administration (SBA) in the amount of $393,000 related to an office condominium where the Company’s corporate offices are located. This note replaced a bridge note from a bank which was outstanding from June 2012 to June 2013. The terms of the note includes an interest rate of 2.10738%, first payment due June 1, 2013 with a note maturity date of May 1, 2033. The balance of the mortgage note payable was $338,157 and $350,760 as of September 30, 2016 and December 31, 2015 respectively. The FBDC mortgage is a second mortgage subordinated to the bank mortgage discussed above.

Both of the above mortgage notes are personally guaranteed by the sole member of Braceshop Real Estate Holdings, LLC and the sole member’s spouse who is the Company’s CEO and guaranteed by Brace Shop, LLC.

NOTE 5 – LINE OF CREDIT

On September 30, 2013 the Company opened a $350,000 bank line of credit with a bank with a maturity date of September 30, 2015 collateralized by the assets of the Company. The terms of the line of credit state the Company will pay regular monthly payments of accrued interest beginning October 30, 2013 and all subsequent interest payments are due on the same day each month going forward. The Company was to pay this line of credit in one payment of all outstanding principal plus all accrued unpaid interest on September 30, 2015. The line of credit has a variable interest rate which is the highest Prime Rate as published in the “Money Rates” section of the Wall Street Journal plus 1.75 percent (3.5% at March 31, 2016). As of March 31, 2016 the line of credit is in default. The Company’s management executed a Forbearance and Modification Agreement related to the line of credit on June 1, 2016. Modified payments commenced on June 1, 2016 and are due on the first of each month going forward until April 1, 2017. The monthly payments will be $17,500 for the period of June 1, 2016 through July 1, 2016; $20,000 for the period of August 1, 2016 through September 1, 2016; and $25,000 for the period of October 1, 2016 through April 1, 2017. A final payment for the remaining balance is due on May 1, 2017. The balance of the line of credit amounted to $278,404 and $349,000 as of September 30, 2016 and December 31, 2015, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
Convertible notes payable with a bifurcated conversion option (including premium of $160,000)	5,063,210	0
Related party notes payable	250,000	125,000
Other notes payable	197,001	249,322
Discounts on notes payable	(365,992)	(33,071)
	5,144,219	341,251
Less current portion	(5,010,886)	(341,251)
Non-current notes payable	133,333	-

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

On February 26, 2016, the Company borrowed funds and issued a 16% senior secured convertible promissory note with a principal balance of $240,000. Payments of $8,267 are due on the first and fifteenth of each month starting April 1, 2016 and ending September 15, 2017. The installments will pay off the note in full. The note matures on August 26, 2017. The note is convertible into shares of VeriTeQ Corporation at 60% of the lowest trading price in the prior 10 trading days prior to the date of conversion. The Company recorded this as stock settled debt with a $160,000 premium. In the event of a default, the note holder may elect the Company to redeem the note in cash by wire transfer of immediately available funds at a price equal to the greater of (x) 115% of the Conversion Amount being redeemed and (y) the product of (A) the Conversion Amount being redeemed and (B) the quotient determined by dividing (I) the greatest Closing Sale Price of the shares of Common Stock during the period beginning on the date immediately preceding such event of default. In the event that the note is converted or redeemed (including via an Event of Default) prior to the maturity date, the Company shall pay to the note holder, in addition to any other amounts then owed, in cash upon such conversion or redemption, an amount in interest equal to the amount of interest that would otherwise have been payable if the note had been held until the maturity date. If the Company fails, on or prior to the Share Delivery Date, to issue and deliver a certificate to the note holder, the number of shares of Common Stock to which the note holder is entitled upon the note holder’s conversion of any Conversion Amount (a “Conversion Failure”), then (A) the Company shall pay damages to the note holder for each Trading Day of such Conversion Failure in an amount equal to 1.5% of the product of (1) the sum of the number of shares of Common Stock not issued to the note holder on or prior to the Share Delivery Date and to which the note holder is entitled, and (2) any trading price of the Common Stock selected by the note holder in writing as in effect at any time during the period beginning on the applicable Conversion Date and ending on the applicable Share Delivery Date and (B) the note holder, upon written notice to the Company, may void its Conversion Notice with respect to, and retain or have returned, as the case may be, any portion of the senior secured promissory note that has not been converted pursuant to such Conversion Notice; provided that the voiding of a Conversion Notice shall not affect the Company’s obligations to make any payments which have accrued prior to the date of such notice. The Company shall not effect the conversion of any portion of the senior secured promissory note, and the note holder shall not have the right to convert any portion of the senior secured promissory note, to the extent that after giving effect to such conversion, the note holder together with the other Attribution Parties collectively would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the shares of Common Stock outstanding immediately after giving effect to such conversion. On each applicable Installment Date, the Company shall pay the installment amount by redeeming such installment amount in cash (a “Company Redemption”) or, if elected by the note holder, such combination of the installment amount in cash and Common Stock, provided that certain equity conditions have been met. At any time upon ten (10) business days prior written notice to the note holder, the Company may redeem all or any portion of this senior secured promissory note by delivering written notice thereof (the “Redemption Notice”) to the note holder, which Redemption Notice shall indicate the portion of the senior secured promissory note the Company is electing to require the note holder to redeem. Each portion of the senior secured promissory note subject to redemption by the Company shall be redeemed by the Company in cash by wire transfer of immediately available funds at a price equal 115% of the amount being redeemed. As of September 30, 2016 the Company has only remitted one payment of $8,267 to the lender related to this promissory note. As of September 30, 2016 the balance of this convertible promissory note amounted to $393,333, including the premium of $160,000.

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

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

These above notes include embedded conversion options which were bifurcated and accounted for as derivative liabilities at fair value. These liabilities are subject to re-measurement at each balance sheet date until extinguished either through conversion or exercise, and any change in fair value is recognized in the Company’s statements of operations.

Related party notes payable

On each of January 6, 2016 and February 4, 2016 the CEO/sole member of the Company advanced $62,500 which was memorialized in a $125,000 non-interest bearing promissory note payable to the CEO/sole member of the Company on February 4, 2016. The note matures on May 1, 2016, however the note maturity date was extended to December 1, 2016.

Other notes payable

On June 27, 2016 the Company issued a promissory note with a principal balance of $184,500, an original issue discount (OID) of $34,500 and a debt issue cost discount of $2,630. The OID and issue costs are to be amortized over the term of the note. The Company received cash proceeds of $147,370 related to this promissory note. The terms of this promissory note include the lender drafting $1,025 each business day from the Company’s primary business account. The balance of this note payable amounted to $97,260 net of debt discount and OID of $18,565 as of September 30, 2016.

On July 1, 2016 the Company issued a promissory note with a principal balance of $103,664 and an original issue discount of $6,664. The terms of repayment require the Company to make aggregate payments of not less than 10% of the principal balance every 90 days beginning at the end of the cancellation period (the third calendar day after funding was received) and ending when the principal amount has been paid in full or 540 days after the end of the cancellation period, whichever first occurs. The debt discount will be amortized over the term of the note. This note is collateralized by the Company’s PayPal account, any other PayPal account of the Company and all balances in such PayPal accounts, all general intangibles defined in Article 9 of the Uniform Commercial Code as in effect in the state of Utah, all payment intangibles, all rights to payment and other rights of the Company in connection with the Company’s PayPal account or any other PayPal account of the Company including all monies, cash equivalents, and all proceeds and products , whether tangible or intangible related to the PayPal accounts mentioned above. The balance of this note payable amounted to $75,647 net of debt discount and OID of $5,529 as of September 30, 2016.

Interest expense was approximately $759,000 and $38,000 for the nine months ended September 30, 2016 and 2015, respectively.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 7 – SUBORDINATED DEBT REPORTED AT FAIR VALUE

On May 6, 2016 as a result of the reverse acquisition and recapitalization (see note 1) the Company assumed a non-interest bearing secured subordinated convertible note accounted for using the fair value option under ASC 825 “Financial Instruments” (SNC Note). The fair value note was $249,495 on the assumption date and the note had a principal amount due of $3.3 million. Changes in the fair value are recorded through the Company’s statement of operations in each accounting period. The SNC Note is secured by all of the assets acquired by Veriteq under the 2012 asset purchase agreement (the “SNC Collateral”) consisting primarily of intellectual property. The note is convertible into one-third of the beneficial common stock ownership of the former CEO of Veriteq. At September 30, 2016 the former CEO owned 39 shares of Series E preferred stock convertible into 3.9% of the outstanding common stock of the Company on a fully diluted basis. Under the terms of the SNC Note, as amended, the holder of the SNC Note may look solely to the SNC Collateral to satisfy all obligations of the Company to it under the SNC Note and not to any other assets of the Company and/or its subsidiaries. In October of 2015, the Company contacted the holder of the SNC Note regarding the return of the SNC Collateral to the holder in satisfaction of the SNC Note. By letter agreement dated February 18, 2016, the Company agreed to return the SNC Collateral to the holder of the SNC Note, and the holder agreed to discharge the Company of all of its obligations and liabilities under the SNC Note upon receipt of the assets. As of the date of this report, the collateral has not been accepted by the holder of the SNC Note and the SNC Note remains outstanding (see note 15). The fair value of the note was $300,601 at September 30, 2016.

NOTE 8 – RELATED PARTIES LOANS PAYABLE

On September 29, 2015, the Chief Executive Officer (CEO) of the Company, who is the sole member of the LLCs, advanced a non-interest bearing loan of $100,000 to the Company for operating activities. During 2015 the Company repaid the CEO $28,000. The balance of the loan amounted to $72,000 as of September 30, 2016 and December 31, 2015.

On October 19, 2015, the Medical Director of the Company who is the husband of the sole member advanced a non-interest bearing loan of $49,500 to the Company for operating activities. The balance of the loan amounted to $49,500 as of September 30, 2016 and December 31, 2015.

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

In November 2015 the Company executed a 6-month consulting agreement related to the Stock Purchase Agreement discussed in Note 1. The agreement requires monthly cash payments of $8,000 plus $25,000 worth of common stock quarterly after consummation of a reverse merger for any remaining term or renewal term of the agreement. The agreement automatically renews every six months unless otherwise terminated by either party with 30 days advance notice. As of September 30, 2016 the Company has accrued $33,332 of consulting fees pursuant to the common shares due under the consulting agreement. As of September 30, 2016 there has not been any common shares issued related to the consulting agreement.

As a result of the foreclosure and disposal of Veriteq’s VAC subsidiary, prior to the reverse acquisition of May 6, 2016, approximately $2.6 million of liabilities were deconsolidated. There is a possibility that creditors could pursue claims against the Company in connection with these liabilities.

In October 2015, the Company executed five Consent and Release Agreements with five different noteholders. The related notes totaled $755,620. The Company’s interpretation of the Consent and Release Agreements was that all the associated debt related to these note holders was forgiven. The noteholders allege the debt is still outstanding, however in April 2016 one of the noteholders forgave $319,000 of his notes in connection with a separate release agreement. As of September 30, 2016 the remaining debt in dispute is recorded on the books of the Company until this dispute is resolved.

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

SEPTEMBER 30, 2016

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

Brace Shop, LLC and Braceshop Real Estate Holdings, LLC entered into a lease agreement in July 2012 where in Brace Shop rents office space from Braceshop Real Estate Holdings, LLC. During the nine months ended September 30, 2016 and 2015 Brace Shop recorded $138,907 and $136,067 respectively, of rent expense for the office, which is eliminated in consolidation.

The assets and liabilities of the VIE are as follows:

	9/30/2016	12/31/2015
ASSETS:
Cash	$-	$2,727
Office Building and Building Improvement, net	870,078	888,846
Total Assets	$870,078	$891,573

LIABILITIES:
Accounts Payable	$33,865	$46,742
Mortgage Notes Payable, net of discount	759,817	783,642
Total Liabilities	$793,682	$830,384

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

SEPTEMBER 30, 2016

(Unaudited)

NOTE 12 – RELATED PARTY

The Company has the following balances and transactions with related parties (see Notes 6 and 8):

On September 29, 2015, the Chief Executive Officer (CEO), who was then the sole member of the LLCs, of the Company advanced a non-interest bearing loan of $100,000 to the Company for operating activities. During 2015 the Company repaid the CEO $28,000. The balance of the loan amounted to $72,000 as of September 30, 2016 and December 31, 2015.

On October 19, 2015, the Medical Director of the Company who is the husband of the then sole member advanced a non-interest bearing loan of $49,500 to the Company for operating activities. The balance of the loan amounted to $49,500 as of September 30, 2016 and December 31, 2015.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the SNC Note (which the Company elected to be accounted for at fair value), the bifurcated embedded option in other convertible notes and the warrant liabilities were valued using Level 3 inputs. The changes in fair value of the SNC Note, the bifurcated embedded option in the convertible notes and the warrant liability during the nine months ended September 30, 2016 and the year ended December 31, 2015 are reflected in the changes in fair value of derivative and other fair valued instruments in the Company’s statement of operations.

As of September 30, 2016 the fair value of the convertible subordinated debt was determined using a discounted cash flow model. The fair value of the November 2013 Warrants and the bifurcated embedded option in the convertible notes were determined using various Monte Carlo simulations.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following table summarizes our financial assets and liabilities measured at fair value as presented in the balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:
Subordinated debt	$—	$—	$301	$—	$—	$—
Bifurcated option in convertible notes	$—	$—	$6,078	$—	$—	$—
Warrant liabilities	$—	$—	$1,468	$—	$—	$—

The following is a summary of activity of Level 3 liabilities for the nine months ended September 30, 2016:

	SNC Note	Bifurcated embedded option in convertible notes	Warrant liabilities
Balance at December 31, 2015	$-	$-	$-
Recapitalization	249	3,842	1,439
Issuance of additional debt		123	206
Conversion of notes into share of common stock
Losses (gains) included in net loss	52	2,113	(177)
Balance at September 30, 2016	$301	$6,078	$1,468

NOTE 14 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As part of the recapitalization of equity related to the May 6, 2016 acquisition described in Note 1, the Company has authorized 5 million shares of preferred stock, par value $0.01 per share, and assumed 1,400 shares of Series D Preferred Stock outstanding presented as temporary equity of $1,400,000 and is deemed to have issued 39 shares of Series E preferred stock to the original shareholders of Veriteq Corp. In addition, the Company had 849 shares of Series E preferred stock outstanding. The total 888 shares of the Series E stock is convertible into 88.8% of the issued and outstanding Common Stock on a fully-diluted basis, however it is not convertible until the six (6) month anniversary of the closing of the reverse acquisition transaction on May 6, 2016. Further, once a majority of the outstanding Series E Preferred Stock has been converted into common stock, then any other Series E Preferred Stock then outstanding shall automatically be deemed converted into common stock on the fifth business day following the date that a majority of the outstanding Series E Preferred Stock is converted into common stock.

Common Stock

As part of the recapitalization of equity related to the May 6, 2016 reverse acquisition described in Note 1, the Company has authorized 100 billion shares of common stock, par value $0.00001 per share, and is deemed to have issued 965,635 common shares to the original shareholders of Veriteq Corp.

Warrants Deemed as Liabilities

As part of the recapitalization of equity related to the May 6, 2016 reverse acquisition described in Note 1, the Company assumed $1,439,130 of warrant liabilities at fair value as of May 6, 2016. The Company issued warrants in connection with a debt financing with an initial fair value of $206,324 in June 2016. The Company recognized a change in fair value of warrant liabilities of income of $177,624 related to the fair value of the warrant liabilities for the period ended September 30, 2016. As of September 30, 2016 the balance of the warrant liability was $1,467,830.

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

	Options	Weighted average
	Quantity	exercise price
Options outstanding as of December 31, 2015	-	$-
Options assumed in reverse acquisition	123,500,000	0.036
Options granted	-	-
Options exercised	-	-
Forfeitures	-	-
Options outstanding as of September 30, 2016	123,500,000	$0.036

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

VERITEQ CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Basis of Presentation

The unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

VERITEQ CORPORATION AND SUBSIDIARIES

Results of Operations

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

The following table sets forth our revenues, expenses and net loss for the three and nine months ended September 30, 2016 and 2015. The financial information below is derived from our unaudited consolidated financial statements included as an exhibit to this Quarterly Report.

	For the Three Ended September 30,		For the Nine Ended September 30,
	2016	2015	2016	2015
Revenue
Retail Sales	$1,529,252	$1,855,578	$5,014,251	$5,228,835

Total Revenue	$1,529,252	$1,855,578	$5,014,251	$5,228,835

Cost of Retail Sales	$(980,132)	$(1,143,648)	$(3,251,538)	$(3,329,877)
Gross Profit	$549,120	$711,930	$1,762,713	$1,898,958

Operating Expenses:
General and Administrative	$111,808	$87,345	$447,843	$204,634
Marketing and Promotion	$273,229	$323,953	$926,733	$1,008,164
Payroll Expenses	$234,250	$212,941	$702,995	$618,863
Credit Card Processing	$79,042	$73,740	$208,370	$203,131
Total Operating Expenses	$698,329	$697,979	$2,285,941	$2,034,792

Loss from Operations	$(149,209)	$13,951	$(523,228)	$(135,834)
Other Income and Expense:
Other Income (Expense)	$0	$0	$156,022	$0
Sublease Income	$4,799	$2,125	$16,169	$5,375
Change in fair value of derivative and other fair valued instruments, net	$(2,145,673)	$0	$(1,987,565)	$0
Interest Expense	$(371,307)	$(13,232)	$(758,694)	$(38,367)

Total Other Income (Expense)	$(2,512,181)	$(11,107)	$(2,574,068)	$(32,992)

Net Loss	$(2,661,390)	$2,844	$(3,097,296)	$(168,826)

Revenues

The Company’s revenues were $1,529,252 and $1,855,578 for the three months ending September 30, 2016 and 2015, respectively. This decrease was primarily due to a decline in credit card sales and increased sales returns. The Company’s revenues were $5,014,251 and $5,228,835 for the nine months ending September 30, 2016 and 2015, respectively. This decrease was primarily due to a decline in credit card sales and increased sales returns.

VERITEQ CORPORATION AND SUBSIDIARIES

Cost of Revenue

Our cost of revenue decreased by $163,516, or 14%, during the three months ending September 30, 2016, to $980,132, from $1,143,648 in cost of retail sales for the three months ended September 30, 2015. The decrease in cost of retail sales was directly related to the decrease in sales resulting in lower product costs and shipping costs. Our cost of retail sales decreased by $78,339, or 2%, during the nine months ending September 30, 2016, to $3,251,538, from $3,329,877 in cost of retail sales for the nine months ended September 30, 2015. This decrease was primarily due to a decline in product costs and shipping expenses slightly offset by an increase in cost of product and marketing expenses related to fulfillment.

Operating Expenses

Total operating expenses were $698,329 and $697,979 for the three months ending September 30, 2016 and 2015, respectively. Total operating expenses were $2,285,941 and $2,034,792 for the nine months ending September 30, 2016 and 2015, respectively. This increase is primarily due to the Company incurring higher professional fees and payroll expenses in 2016 resulting partially from the costs of the reverse acquisition and costs of maintaining public company status.

Loss from Operations

We reported a loss from operations of $149,209 for the three months ended September 30, 2016, as compared to a income from operations of $13,951 for the three months ended September 30, 2015, which represents an increase in loss from operations of $163,160, 1170%, for the three months ended September 30, 2016. We reported a loss from operations of $523,228 for the nine months ended September 30, 2016, as compared to a loss from operations of $135,834 for the nine months ended September 30, 2015, which represents an increase of $387,394, 285%, for the nine months ended September 30, 2016.

Other Income (Expenses)

Total other expense, net of income, was $2,512,181 for the three months ended September 30, 2016, compared to other expense, net of other income of $11,107 for the three months ended September 30, 2015. The change in fair value of derivative and other fair value instruments was an expense of $2,145,673 and $0 for three months ended September 30, 2016 and 2015, respectively, which is due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition. Interest expense was $371,307 for the three months ended September 30, 2016 as compared to interest expense of $13,232 for the three months ended September 30, 2015, which is also due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition. Sublease income was $4,799 and $2,125 for the three months ended September 30, 2016 and 2015, respectively. Total other expense, net of other income, was $2,574,068 for the nine months ended September 30, 2016, compared to other expense, net of other income of $32,992 for the nine months ended September 30, 2015. The change in fair value of derivative and other fair value instruments was an expense of $1,987,565. Other income was $156,022 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Other income related primarily to the reversal in the second quarter of $294,117 in guaranteed liability that was effectuated by the Reverse Merger offset by a guarantee expense of $147,059 in the first quarter. Also the Company repaid notes payable in the second quarter of 2016 and received a discount for the prepayment resulting in a gain on extinguishment of debt of $8,963 which was included in other income. Sublease income was $16,169 for the nine months ended September 30, 2016, compared to $5,375 for the none months ended September 30, 2015. Interest expense was $758,694 for the nine months ended September 30, 2016 as compared to interest expense of $38,367 for the nine months ended September 30, 2015, which is due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition.

Net Income (Loss)

Net loss for the three months ended September 30, 2016 was $2,661,390 compared to a net income of $2,844 for same period in 2015. The net loss was primarily attributable to the change in fair value of derivative and other fair value instruments and increased interest expense both due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition. Net loss for the nine months ended September 30, 2016 was $3,097,296 compared to a net loss of $168,826 for same period in 2015. The net loss was primarily attributable to the change in fair value of derivative and other fair value instruments and increased interest expense both due to the assumption of convertible notes originally on the balance sheet of Veriteq Corp. related to the reverse acquisition.

VERITEQ CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2016, we had a cash balance of $0. Our working capital deficit was $17,586,835 at September 30, 2016.

We reported a net decrease in cash for the nine months ended September 30, 2016 of $69,169. While we currently have no material commitments for capital expenditures, at September 30, 2016 we owed approximately $760,000 under mortgage notes payable, $278,000 under a line of credit, approximately $5.3 million (including related party notes of $250,000) but gross before consideration of discounts and premiums under notes payable, $3.3 million principal under subordinated debt (recorded at fair value of $300,600), and $4,500,000 in accounts payable and accrued expenses.

Our net sales are not sufficient to fund our operating expenses. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We reported a net loss of $3,097,296 during the nine months ended September 30, 2016. We do not anticipate we will be profitable in 2016. Therefore our operations will be dependent upon our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we will incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Furthermore, we have debt obligations which must be satisfied. If we are successful in securing additional working capital, we intend to increase our marketing efforts to grow our revenues. We do not presently have any firm commitments for any additional capital and our financial condition as well as the uncertainty in the capital markets may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations in which event investors could lose their entire investment in our company. Included in our Notes to the unaudited consolidated financial statements for the nine months ended September 30, 2016 is a discussion regarding Going Concern.

Operating activities

Net cash flows used in operating activities for the nine months ended September 30, 2016 amounted to $361,671 and was primarily attributable to our net loss of $3,097,296, gain on extinguishment of debt of $8,963, change in fair value of derivatives and other fair value instruments of $1,987,565 offset by depreciation of $21,653, accretion of premium on convertible note payable of $160,000, amortization of debt discount of $255,685, and changes in operating assets and liabilities of $319,685. Net cash flows used in operating activities for the nine months ended September 30, 2015 amounted to $247,759 and was primarily attributable to our net loss of $168,826, offset by depreciation of $22,710, amortization of deferred loan costs of $5,895 and changes in operating assets and liabilities of $107,538.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2016 included $37,000 of a pre-acquisition loan to Veriteq Corp.

VERITEQ CORPORATION AND SUBSIDIARIES

Financing activities

Net cash flows provided by financing activities was $329,502 for the nine months ended September 30, 2016. We received proceeds from convertible notes payable of $763,293. We made notes payable payments of $347,152, repayments of line of credit of $70,596 and mortgage note payments of $24,300. We had a bank overdraft of $8,257. Net cash flows provided by financing activities was $355,034 for the nine months ended September 30, 2015. We received proceeds from a line of credit of $77,000 and proceeds from a note payable of $400,000. We had related party borrowings of $108,662. We made payments to notes payable of $167,096, repayments of line of credit of $12,000, repayments to related party of $28,000 and mortgage note payments of $23,532.

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations. We have incurred recent net losses however our stockholders’deficit of $18,966,315 is primarily a result of the recapitalization charges to additional paid in capital of approximately $16.4 million as of September 30, 2016, and further losses are anticipated in the development of our business, raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to, our ability to raise additional funding and the results of our proposed operations.

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

The following table summarizes our contractual obligations as of September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Line of credit	$278,404	278,404	—	—	—
Notes payable	$5,100,211	4,966,878	133,333	—	—
Related party loans payable	$121,500	121,500	—	—	—
Related party note payable	$250,000	250,000	—	—	—
Mortgage payable	$759,817	33,009	107,993	78,520	540,295
Subordinated debt at principal value	$3,300,000	3,300,000	—	—	—
Total Contractual Obligations:	$9,809,932	8,949,791	241,326	78,520	540,295

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

VERITEQ CORPORATION AND SUBSIDIARIES

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

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon this evaluation, the Company’s Chief Executive Officer concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness at September 30, 2016 pertains to a lack of expertise in the valuation of complex debt and equity instruments that are required to be reported at fair value and for their fair values to be adjusted at each accounting period.

To address the material weaknesses described above, the Company continues to seek assistance with various third parties with expertise in such instruments and matters of fair value, in order to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP on a timely basis.

Change in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2016. The Company has not fully remediated its material weakness as of September 30, 2016, and remediation efforts will continue through the remainder of fiscal 2016.

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

